Form 10-K
period 2018-12-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2019-03-01
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
(Address of principal executive offices)                 (Zip Code)
Registrant’s telephone number, including area code: (954) 958-1200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2018: $1,121,994,034.
Indicate the number of shares outstanding of Common Stock of Universal Insurance Holdings, Inc. as of February 21, 2019: 34,902,179.

UNIVERSAL INSURANCE HOLDINGS, INC.

DOCUMENTS INCORPORATED BY REFERENCE
Information called for in PART III of this Form 10-K is incorporated by reference to the registrant’s definitive Proxy Statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s annual meeting of shareholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These forward-looking statements may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part I, Item 1A of this report). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.	BUSINESS
Overview
Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “we,” “our,” “us,” or “the Company”) is a holding company offering property and casualty (“P&C”) insurance and value-added insurance services. We develop, market and underwrite insurance products for consumers predominantly in the personal residential homeowners lines of business and perform substantially all other insurance-related services for our primary insurance entities, including risk management, claims management, and distribution. Our primary insurance entities, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), offer insurance products through both our appointed independent agent network and our online distribution channels across 17 states (primarily in Florida), with licenses to write insurance in an additional three states. The Insurance Entities seek to produce an underwriting profit over the long term (defined as earned premium less losses, loss adjustment expense, policy acquisition costs and other operating costs); maintain a strong balance sheet to prepare for years in which the Insurance Entities are not able to achieve an underwriting profit; and generate investment income on assets exceeding short-term operating needs.
Business Strategy
UVE’s strategic focus is on creating a best-in-class experience for our customers, which is supported by our experience of more than 20 years providing protection solutions. Our business strategy leverages our differentiated capabilities to support the Insurance Entities across all aspects of the insurance value chain to provide our customers with a streamlined experience. We continue to evaluate ways in which we can improve the customer experience, provide disciplined underwriting, maintain a strong balance sheet backed by our reinsurance programs and geographic diversification, and maximize earnings stability through inversely correlated or complementary high-quality earnings streams. In 2019 we rebranded certain of our subsidiaries to better serve our Insurance Entities, distinctly identify our capabilities, and position us for continued growth in the future. We have made substantial efforts in recent years to improve our claims operation, including reductions in our claim resolution time and an intensified effort to collect subrogation for the benefit of the Insurance Entities and their policyholders.
Products and Services
Insurance Products
UPCIC (which accounts for the vast majority of our Insurance Entities’ business) currently offers the following types of personal residential insurance: homeowners, renters/tenants, condo unit owners, and dwelling/fire. UPCIC also offers allied lines, coverage for other structures, and personal property, liability and personal articles coverages. APPCIC currently writes the same lines of insurance as UPCIC, but for properties valued in excess of $1 million. In addition, APPCIC writes, to a much lesser degree, commercial residential multi-peril insurance.
Risk Management
Our subsidiary, Evolution Risk Advisors (“ERA”, formerly Universal Risk Advisors, Inc.), is the managing general agent (“MGA”) for the Insurance Entities. In this capacity, ERA advises on actuarial issues, oversees distribution, administers claims payments, performs policy administration and underwriting, and assists with reinsurance negotiations. ERA’s underwriting service evaluates insurance risk and exposures on an individual and portfolio basis and assists the Insurance Entities with pricing risks. All underwriting is performed utilizing our state-approved underwriting manuals as the basis of our rate-making and risk assessment. ERA collects fees from the Insurance Entitles for the services it provides, as well as certain policy fees from insureds. Our subsidiary, Wicklow Inspection Corporation (“WIC”, formerly known as Universal Inspection Corporation), supports ERA by conducting inspections as part of our underwriting process.
The Insurance Entities rely heavily on reinsurance to limit potential exposure to catastrophic events, and in most years our single largest cost is the expense for our reinsurance coverage . In conjunction with ERA, our fully-licensed reinsurance intermediary, Blue Atlantic Reinsurance Corporation (“BARC”), partners with third-party reinsurance brokers to place and manage its reinsurance program for the Insurance Entities. BARC receives commission revenue, net of third-party co-broker fees, from reinsurers in connection with these services.

Claims Management
Our subsidiary, Alder Adjusting Corporation (“AAC”, formerly known as Universal Adjusting Corporation), manages our claims processing and adjustment functions from claim inception to conclusion for our Insurance Entities, which we believe allows us to increase efficiency and provide a high level of customer service. AAC’s Fast Track initiative (“Fast Track”) has expedited the claims settlement process to close certain types of claims in as little as 24 hours through analysis and on-site field adjusting. In addition to our in-house claims operation, we assign a small percentage of field inspections to third-party adjusters to enable us to continue to provide high quality and timely service following a catastrophe, such as a hurricane in coastal states, and during any other period of unusually high claim volume. Through our continuous improvement and operational excellence initiatives, we continue to evaluate ways in which we can improve the customer’s claims experience on a rolling basis. AAC’s data intelligence allows the Insurance Entities, ERA and our reinsurance partners to identify trends and refine the underwriting process and guidelines to adequately price risk. Our claims management operations provide cost-effective solutions in servicing claims for the Insurance Entities and generates additional fee income from adjusting claims ceded to reinsurers.
We have substantially grown our claims litigation team to more effectively and efficiently protect our rights in litigation, including through subrogation. Subrogation is the act of pursuing a third party that caused an insurance loss to the insured in order to recover from the third party the amount the insurance carrier paid to the insured.
Distribution
We market and sell our products primarily through our network of over 9,300 licensed independent agents (4,300 in Florida). In addition to our independent agent force, we offer policies through our direct-to-consumer online distribution platforms. Our strong relationships with our independent agents and their relationships with their customers are critical to our ability to identify, attract and retain profitable business. We actively participate in the recruitment and training of our independent agents and provide each agency with training sessions on topics such as underwriting guidelines and submitting claims. We also engage a third-party market representative to assist in ongoing training and recruitment initiatives in all of the states in which we write business.
We utilize an attractive commission-based compensation plan as an incentive for independent agents to place business with us. We also strive to provide excellent service to our independent agents and brokers, which has yielded long-standing partnerships with our independent agents, a number of which have relationships that span more than a decade) that benefit the Company in our target markets through hard and soft market cycles. Our internal staff and specialists provide support to our independent agents by providing access to our in-house technology systems to assist with the delivery of service to our policyholders. This arrangement creates a collaborative environment between the Company and our independent agents on continuous improvement initiatives and allows our independent agents to provide quotes within minutes. Our technology systems have evolved into a highly valued tool that enables agents to quickly understand the status of a policy and assist their clients with policy-related questions.
In addition to distributing our products through our independent agent network, we also utilize our differentiated direct-to-consumer online distribution platforms. Universal DirectSM was launched in 2016 to enable homeowners to directly purchase, pay for and bind homeowners policies online without the need to directly interface with any intermediaries. Universal DirectSM was offered in all 17 states in which we do business as of December 31, 2018.
Lastly, we recently introduced a multi-purpose online distribution platform in Florida, CloveredSM, which enables consumers to “Prepare, Protect, and Recover” from the unexpected with educational resources that we plan to eventually supplement with the ability to purchase a policy online.
Financing
Our subsidiary, Atlas Premium Finance Company (“Atlas”), generates fee income by offering premium financing to consumers of insurance products in Florida, North Carolina and South Carolina.
Real Estate
The Grand Palm Development Group (“Grand Palm”) is UVE’s real estate development entity, which we have created to diversify UVE’s investment portfolio. Grand Palm developed and operates a 16-unit condominium development in Tequesta, Florida, and is developing a high-end five-unit condominium project on Singer Island, Florida. Grand Palm also evaluates undeveloped parcels of land for investment opportunities on an ongoing basis.

Investments

Excess funds from the Insurance Entities and UVE are invested with third-party investment advisers. The Investment Committee of our Board of Directors (the “Board of Directors” or the “Board”) oversees these advisers and reports overall investment results to our Board, at least on a quarterly basis. The investment activities of the Insurance Entities are subject to regulation and supervision by the Florida Office of Insurance Regulation (“FLOIR”). See below under “—Government Regulation.” The Insurance Entities may only make investments that are consistent with regulatory guidelines, and our investment policies for the Insurance Entities accordingly limit the amount of investments in, among other things, non-investment grade fixed maturity securities (including high-yield bonds), preferred stock and common stock, and prohibit purchasing securities on margin. The primary objectives of our investment portfolio are the preservation of capital and providing adequate liquidity for claims payments and other cash needs. Our investment portfolio’s secondary investment objective is to provide a sufficient total rate of return with an emphasis on investment income. We focus on relatively short-term investments, with approximately 14.9% of the fair value of our portfolio with contractual maturities due in one year or less, and another 48.2% due after one year but before five years. While we seek to appropriately limit the size and scope of investments in our portfolio, UVE is not similarly restricted by statutory investment guidelines governing insurance companies. Therefore, the investments made by UVE may differ from those made by the Insurance Entities.

See “Part II, Item 8—Note 3 (Investments)” and “Part I, Item 1A—Risk Factors—Risks Relating to Investments” for more information about our investments.

Markets and Competition
Markets
We sell insurance products in the following 17 states: Alabama, Delaware, Florida, Georgia, Hawaii, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New Hampshire, New York, North Carolina, Pennsylvania, South Carolina and Virginia. We have additional licenses to write on an admitted basis in Illinois, Iowa and West Virginia. During 2018, our total direct premiums written was 85.1% in Florida and 14.9% in other states. The Florida market as a whole tends to consistently be a top-three personal residential homeowners insurance market in the United States based on direct premium written, due in large part to pricing levels that seek to address the hurricane risk exposure in the state (from June 1 through November 30), population, and property ownership, which consequentially leads to an increase in real estate development activity.
We have historically experienced higher direct premiums written just prior to the second quarter of our fiscal year and lower direct premiums written approaching the fourth quarter, as a result of consumer behaviors in the Florida residential real estate market and the hurricane season affecting coastal states. See “Part I—Item 1A—Risk Factors—Risks Relating to Our Business—Our financial condition and operating results and the financial condition and operating results of our Insurance Entities may be adversely affected by the cyclical nature of the property and casualty insurance business.”
Hurricanes or other catastrophic events can significantly impact earnings for insurance carriers in Florida and other coastal states, depending on the strength of their reinsurance programs and partners and the level of net retention to which the carriers subscribe. This volatility and market dislocation was evident in Florida following Hurricane Andrew in 1992 and the 2004 and 2005 hurricane seasons (during which eight hurricanes made landfall in coastal states). Given the potential for significant personal property damage, the availability of homeowners insurance and claims servicing are vitally important to coastal states’ residents. The benefits of UVE’s reinsurance strategy in 2018 and the specific programs are further discussed below and in “Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”
Competition
The market for homeowners insurance is highly competitive. We compete with numerous private and publicly traded participants from Florida as well as large national carriers, some of which have subsidiaries with brand awareness that is distinctly separate from their parent brand and may have greater capital resources. See “Part I—Item 1A—Risk Factors—Risks Relating to Our Business—Our future results are dependent in part on our ability to successfully operate in a highly competitive insurance industry.”
The personal residential homeowners insurance industry is strictly regulated. As a result, it is difficult for insurance companies to differentiate their products, which creates low barriers to entry (other than regulatory capital and other requirements) and results in a highly competitive market based largely on price and the customer experience. The nature, size and experience of our primary competitors varies across the states in which we do business.

Price
Pricing has generally been defined by “hard” and “soft” cyclical markets. Hard markets are those in which policy premiums are increasing (as a result of periods of capital shortages resulting in a lack of insurance availability, relatively low levels of price competition, and more selective underwriting of risks). Soft markets are those in which pricing has stabilized or is decreasing (as a result of periods of relatively high levels of price competition and less restrictive underwriting standards). Many factors influence the pricing environment, including, but not limited to, catastrophic events, loss experience, GDP growth/contraction, inflation, interest rates, primary insurance and reinsurance capacity and availability, share-of-wallet competition, litigious matters including assignment of benefits, technological advancements in distribution, underwriting, claims management and overall operational efficiencies, and the risk appetite of competitors.
Our successful track record in writing homeowners insurance in catastrophe-exposed areas has enabled us to develop sophisticated risk selection and pricing techniques that strive to identify desirable risks and accurately price the risk of loss while allowing us to be competitive in our target markets. This risk selection and pricing approach allows us to offer competitive products in areas that have a high demand for property insurance.
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
Customer Experience
Drivers of the customer experience include reliability and value, financial strength and ease-of-use. We strive to provide excellent reliability and value through the strength of our distribution networks, high-quality service to our policyholders and independent agents, our claims handling ability and product features tailored to our markets.
Our Insurance Entities, UPCIC and APPCIC, are both currently rated “A” (“Exceptional”) by Demotech, Inc. (“Demotech”), which is a rating agency specializing in evaluating the financial stability of insurers. In addition, our combined capital surplus was approximately $307.4 million at December 31, 2018.
The current trends in the industry in regards to ease-of-use suggest an increased focus on utilizing technology in the distribution channel, enabling technology and machine learning in the underwriting domain, as well as utilizing actionable intelligence in claims management services. We believe there is significant opportunity to improve the customer experience across all consumer touch points. We are committed to delivering solutions to enable the consumer to prepare, protect, recover and learn about insurance. We believe effective integration and knowledge transfer to the consumer will result in improved customer satisfaction and encourage consumer retention. In addition, UVE’s strong operating teams and streamlined in-house value-added services drive competitive rates and value to the end users. Our monthly weighted average renewal retention rate for the year ended December 31, 2018 was 88.4%.
Reinsurance
Reinsurance enables UVE’s Insurance Entities to limit potential exposures to catastrophic events. Reinsurance contracts are typically classified as treaty or facultative contracts. Treaty reinsurance provides coverage for all or a portion of a specified group or class of risks ceded by the primary insurer, while facultative reinsurance provides coverage for specific individual risks. Within each classification, reinsurance can be further classified as quota-share or excess. Quota-share reinsurance is where the primary insurer and the reinsurer share proportionally or pro-rata in the direct premiums and losses of the insurer. Excess reinsurance indemnifies the direct insurer or reinsurer for all or a portion of the loss in excess of an agreed upon amount or retention.
Developing and implementing our reinsurance strategy to adequately protect our balance sheet and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key strategic priority for UVE. For 2018, UVE utilized excess of loss reinsurance. The benefits of the reinsurance strategy in 2018 and the specific programs are further discussed in “Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” In recent years, the property and casualty insurance market has experienced a substantial increase in the availability of property catastrophe reinsurance resulting from the increased supply of capital from non-traditional reinsurance providers, including private capital and hedge funds. This increased capital supply has helped to mitigate upward pressure on reinsurance pricing following the recent significant catastrophic activity in Florida and elsewhere around the world.

In order to limit our potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers and the Florida Hurricane Catastrophe Fund (the “FHCF”). The FLOIR requires us, like all insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. Our 2018-2019 reinsurance program meets and provides reinsurance in excess of the FLOIR’s requirements, which are based on, among other things, the probable maximum loss that we would incur from an individual catastrophic event estimated to occur once in every 100 years based on our portfolio of insured risks and a series of stress test catastrophe loss scenarios based on past historical events. In respect to the single catastrophic event, the nature, severity and location of the event giving rise to such a probable maximum loss differs for each insurer depending on the insurer’s portfolio of insured risks, including, among other things, the geographic concentration of insured value within the insurer’s portfolio. Accordingly, a particular catastrophic event could be a one-in-100 year loss event for one insurance company while having a greater or lesser probability of occurrence for another insurance company.
We believe our retention under the reinsurance program is appropriate and structured to protect our customers. We test the sufficiency of our reinsurance program by subjecting our personal residential exposures to statistical testing using a third-party hurricane model, RMS RiskLink v17.0 (Build 1825). This model combines simulations of the natural occurrence patterns and characteristics of hurricanes, tornadoes, earthquakes and other catastrophes with information on property values, construction types and occupancy classes. The model outputs provide information concerning the potential for large losses before they occur, so companies can prepare for their financial impact. Furthermore, as part of our operational excellence initiatives, we continually look to enable new technology to refine our data intelligence on catastrophe risk modeling.

Seasonality
The nature of our business tends to be seasonal during the year, reflecting consumer behaviors in connection with the Florida residential real estate market and the hurricane season. The amount of direct premiums written tends to increase just prior to the second quarter and tends to decrease approaching the fourth quarter.

Government Regulation
We are subject to extensive regulation in the markets we serve, primarily at the state level, and will become subject to the regulations of additional states in which we seek to conduct business in the future. These regulations cover all aspects of our business and are generally designed to protect the interests of policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and forms, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges and a variety of other financial and non-financial components of our business. See “Item 1A—Risk Factors—Risks Relating to the Insurance Industry—We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth and profitability.”
Examinations
As part of their regulatory oversight process, state insurance departments conduct periodic financial examinations of the books, records, accounts and operations of insurance companies that are authorized to transact business in their states. In general, insurance regulatory authorities defer to the insurance regulatory authority in the state in which an insurer is domiciled; however, insurance regulatory authorities in any state in which we operate may conduct examinations at their discretion. Under Florida law, the periodic financial examinations generally occur every five years, although the FLOIR or other states may conduct limited or full scope reviews more frequently. The financial examination reports are typically available to the public at the conclusion of the examination process. In addition, state insurance regulatory authorities may make inquiries, conduct investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance laws and regulations. These inquiries or examinations may address, among other things, the form and content of disclosures to consumers, advertising, sales practices, claims practices and complaint handling. The reports arising from insurance authorities’ examination processes typically are available to the public at the conclusion of the examinations.
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

The Florida Insurance Code prohibits any person from acquiring control of the Insurance Entities or their holding companies unless that person has filed a notification with specified information with the FLOIR and has obtained the FLOIR’s prior approval. Under the Florida Insurance Code, acquiring 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted. Some state insurance laws require prior notification to state insurance regulators of an acquisition of control of a non-domiciliary insurance company doing business in that state.
Insurance holding company regulations also govern the amount any affiliate of the holding company may charge insurance affiliates for services (e.g., claims adjustment, administration, management fees and commissions). Further, insurance holding company regulations may also require prior approval of insurance regulators for amendments to or terminations of certain affiliate agreements.
Florida holding company laws also require certain insurers annually to submit an Own Risk and Solvency Assessment, or ORSA, summary report to the FLOIR each year beginning in 2017, summarizing the insurer’s evaluation of the adequacy of its risk management framework. In December 2017, the Company completed and filed its first ORSA summary report with FLOIR. The Company filed its most recent ORSA summary report in December 2018.
Capital Requirements
State insurance authorities monitor insurance companies’ solvency and capital requirements using various statutory requirements and industry ratios. Initially, states require minimum capital levels based on the lines of business written by a company and set requirements regarding the ongoing amount and composition of capital. State regulators also require the deposit of state deposits in each state. See “Part II—Item 8—Note 5 (Insurance Operations)” for more information about state deposits. As a company grows, additional capital measures and standards may be implemented by a regulator. Regulatory authorities use a risk-based capital (“RBC”) model published by the National Association of Insurance Commissioners (“NAIC”) to monitor and regulate the solvency of licensed property and casualty insurance companies. These guidelines measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing, (ii) declines in asset values arising from credit risk and (iii) other business risks. Most states, including Florida, have enacted the NAIC guidelines as statutory requirements, and insurers having less surplus than required by applicable statutes and ratios are subject to varying degrees of regulatory action depending on the level of capital inadequacy. As of December 31, 2018, the Insurance Entities’ RBC ratios exceed applicable statutory requirements. See “Part I—Item 1A—Risk Factors—Risks Relating to the Insurance Industry—The amount of statutory capital and surplus that each of the Insurance Entities has and the amount of statutory capital and surplus it must hold can vary and are sensitive to a number of factors outside our control, including market conditions and the regulatory environment and rules.”
Restrictions on Dividends and Distributions
As a holding company with no significant business operations of its own, UVE relies on dividend payments from its subsidiaries as its principal sources of cash to pay dividends, purchase UVE common shares and meet its obligations. Dividends paid by our subsidiaries other than the Insurance Entities are not subject to the statutory restrictions set forth in the Florida Insurance Code. However, insurance holding company regulations govern the amount that any affiliate within the holding company system may charge any of the Insurance Entities for services. See “Part I—Item 1A—Risk Factors—Risks Relating to the Insurance Industry—We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth.” Dividends paid to our shareholders in 2018 were paid from the earnings of UVE and its subsidiaries. State insurance laws govern the payment of dividends by insurance companies. The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Commissioner of the FLOIR is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by the Insurance Entities to UVE without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end.
Underwriting and Marketing Restrictions
During the past several years, various regulatory and legislative bodies in Florida and in other states have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations (i) restrict certain policy non-renewals or cancellations and require advance notice on certain policy non-renewals and (ii) from a practical standpoint, limit or delay rate changes for a specified period during or after a catastrophe event. Most states, including Florida, also have insurance laws requiring that rate schedules and other information be filed and approved by the insurance regulatory authority in advance of being implemented. The insurance regulatory authority may disapprove a rate filing if it finds that the proposed rates would be inadequate, excessive or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by class of business, hazard covered and size of risk.

Most states, including Florida, require licensure or insurance regulatory authority approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, reinsurance, character and experience of its officers and directors, rates, forms and other financial and non-financial aspects of a company. The insurance regulatory authorities may prohibit entry into a new market by not granting a license or by withholding approval for an insurer to write new lines of business. The Company is subject to comprehensive regulatory oversight, regulations and the payment of fees, premium taxes and assessments in order to maintain its licenses which includes periodic reporting to regulators and regulatory exams to assure the Company maintains compliance with statutory requirements.
Privacy and Information Security Regulation
Federal and state laws and regulations require financial institutions to protect the security and confidentiality of non-public personal information and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of customer information and their practices relating to protecting the security and confidentiality of that information. In late 2017, the NAIC issued a model law on cybersecurity, which is leading to adoption of the same or similar provisions in the states where we do business. In addition, some states have adopted, and others might adopt, cybersecurity regulations that differ from proposed model acts or from the laws enacted in other states. Federal and state lawmakers and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of non-public personal information. See “Part I—Item 1A—Risk Factors—Risks Relating to Our Business—Breaches of our information systems or denial of service on our website could have an adverse impact on our business and reputation.”
Statutory Insurance Organizations
Many states in which the Insurance Entities operate have statutorily-mandated insurance organizations or other insurance mechanisms in which the Insurance Entities are required to participate or to potentially pay assessments. Each state has insurance guaranty association laws providing for the payment of policyholders’ claims when insurance companies doing business in that state become insolvent. These guaranty associations typically are funded by assessments on insurance companies transacting business in the respective states. When the Insurance Entities are subject to assessments they generally must remit the assessed amounts to the guaranty associations. The Insurance Entities subsequently seek to recover the assessed amounts through recoupments from policyholders. In the event the Insurance Entities are not able to fully recoup the amounts of those assessments, such unrecovered amounts can be credited against future assessments, or the remaining receivable may be written off. While we cannot predict the amount or timing of future guaranty association assessments, we believe that any such assessments will not have a material effect on our financial position or results of operations. See “Part I—Item 1A—Risk Factors—Risks Relating to the Insurance Industry—Regulations limiting rate changes and requiring us to participate in loss sharing or assessments may decrease our profitability.”
Several states, including Florida, have insurance mechanisms that provide insurance to consumers who are not otherwise able to obtain coverage in the private insurance market. The largest such insurance mechanism is Florida’s Citizens Property Insurance Corporation. The degree to which these state-authorized insurance mechanisms compete with private insurers such as the Insurance Entities varies over time depending on market and public policy considerations beyond our control. In addition, these insurance mechanisms often rely on assessments of insurers to cover any operating shortfalls.
FHCF is a state-sponsored entity in Florida that provides a layer of reinsurance protection at a price that is typically lower than what would otherwise be available in the third-party reinsurance market. The purpose of the FHCF is to protect and advance the state’s interest in maintaining insurance capacity in Florida by providing reimbursements to insurers for a portion of their catastrophe hurricane losses. Most property and casualty insurers operating in Florida, including the Insurance Entities, are subject to assessment if the FHCF lacks sufficient claims-paying resources to meet its reimbursement obligations to insurers. FHCF assessments are added to policyholders’ premiums and are collected and remitted by the Insurance Entities. In addition, all homeowner insurance companies that write business in Florida, including the Insurance Entities, are required to obtain a form of reinsurance through the FHCF. Currently, the FHCF provides $17 billion of aggregate capacity annually to its participating insurers, which may be adjusted by statute from time to time.
Employees
As of February 19, 2019, we had 734 full-time employees. None of our employees are represented by a labor union.
Available Information
UVE was incorporated in Delaware in 1990, with UPCIC becoming licensed in Florida in 1997. Our corporate headquarters are located in Fort Lauderdale, FL. Our investor website is https://Universal Insurance Holdings.com. Our annual reports on Form

10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments thereto, are available, free of charge, through our website as soon as reasonably practicable after their filing with the Securities and Exchange Commission (“SEC”). These filings are also available on the SEC’s website at www.sec.gov.

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
The loss estimates developed by the models we use are dependent upon assumptions or scenarios incorporated by a third-party developer and by us. However, if these assumptions or scenarios do not reflect the characteristics of future catastrophic events that affect areas covered by our policies or the resulting economic conditions, then we could have exposure for losses not covered by our reinsurance program, which could adversely affect our financial condition, profitability and results of operations. Further, although we use widely recognized and commercially available models to estimate hurricane loss exposure, other models exist that might produce higher or lower loss estimates. See “—The inherent uncertainty of models and our reliance on such models as a tool to evaluate risk may have an adverse effect on our financial results.” Despite our catastrophe management programs, we retain material exposure to catastrophic events. Our liquidity could also be constrained by a catastrophe, or multiple catastrophes, which could have a negative impact on our business. Catastrophes may also negatively affect our ability to write new or renewal business. Catastrophic claim severity could be impacted by the effects of inflation and increases in insured value and factors such as the overall claims, legal and litigation environments in affected areas, in addition to the geographic concentration of insured property.
Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition.
We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and LAE for reported and unreported claims incurred as of the end of each accounting period. The reserve for losses and LAE is reported net of receivables for subrogation. Recorded claim reserves in the property and casualty business are based on our best estimates of what the ultimate settlement and administration of claims will cost, both reported and incurred but not reported (“IBNR”). These estimates, which generally involve actuarial projections, are based on management’s assessment of known facts and circumstances, including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims and contractual terms. External factors are also considered, which include but are not limited to changes in the law, court decisions, changes to regulatory requirements, economic conditions and consumer behavior. Many of these factors are not quantifiable and are subject to change over time.
Additionally, there may be a significant reporting lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. We continually refine reserve estimates as experience develops, and subsequent claims are reported and settled. Adjustments to reserves are reflected in the financial statement results of the periods in which such estimates are changed. Because setting reserves is inherently uncertain and claims conditions may change over time, the ultimate cost of losses may vary materially from recorded reserves, and such variance may adversely affect our operating results and financial condition.

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
Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, LAE, reinsurance costs and underwriting expenses and to earn a profit. In order to price our products accurately and adequately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to price our products accurately and adequately is subject to a number of risks and uncertainties, some of which are outside our control, including:

•	the availability of sufficient and reliable data;

•	regulatory review periods or delays in approving filed rate changes or our failure to gain regulatory approval;

•	the uncertainties that inherently underlie estimates and assumptions;

•	changes in legal standards, claim resolution practices and restoration costs; and

•	legislatively imposed consumer initiatives.
In addition, we could underprice risks, which would negatively affect our profit margins and result in significant underwriting losses. We could also overprice risks, which could reduce the number of policies we write and our competitiveness. In either event, our profitability could be materially and adversely affected. If our policies are overpriced or underpriced by geographic area, policy type or other characteristics, we also might not be able to achieve desirable diversification in our risks.
Unanticipated increases in the severity or frequency of claims may adversely affect our profitability and financial condition.
Changes in the severity or frequency of claims may affect our profitability. Changes in homeowners’ claim severity can be driven by inflation in the construction industry, in building materials and in home furnishings and by other economic and environmental factors, including increased demand for services and supplies in areas affected by catastrophes, market conditions and prevailing attitudes towards insurers and the claims process, including increases in the number of litigated claims or claims involving representation. However, changes in the level of the severity of claims are not limited to the effects of inflation and demand surge in these various sectors of the economy. Increases in claim severity can also arise from unexpected events that are inherently difficult to predict. A significant long-term increase in claim frequency could have an adverse effect on our operating results and financial condition. Further, the level of claim frequency we experience may vary from period to period, or from region to region, and may not be sustainable over the longer term. Although we pursue various loss management initiatives in order to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.
The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.
We utilize a number of strategies to mitigate our risk exposure, such as:

•	engaging in rigorous underwriting;

•	carefully evaluating terms and conditions of our policies and binding guidelines; and

•	ceding risk to reinsurers.
However, there are inherent limitations in all of these strategies, and no assurance can be given that an event or series of events will not result in loss levels in excess of our probable maximum loss models, or that our non-catastrophe forecasts or modeling is accurate, which could have a material adverse effect on our financial condition or results of operations. It is also possible that losses could manifest themselves in ways that we do not anticipate and that our risk mitigation strategies are not designed to address. Such a manifestation of losses could have a material adverse effect on our financial condition and results of operations.
Because we rely on independent insurance agents, the loss of these independent agent relationships and the business they control or our ability to attract new independent agents could have an adverse impact on our business.

We currently market our policies to a broad range of prospective policyholders through approximately 4,300 independent insurance agents in Florida as well as approximately 5,000 independent insurance agents outside of Florida. As a result, our business depends on the marketing efforts of these independent agents and on our ability to offer products and services that meet their and their customers’ requirements. These independent insurance agents maintain the primary customer relationship. Independent agents typically represent other insurance companies in addition to representing us, and such agents are not obligated to sell or promote our products. Other insurance companies may pay higher commissions than we do, provide services to the agents that we do not provide, or may be more attractive to the agents than we are. We cannot provide assurance that we will retain our current relationships, or be able to establish new relationships, with independent agents. The loss of these marketing relationships could adversely affect our ability to attract new agents, retain our agency network, or write new or renewal insurance policies, which could materially adversely affect our business, financial condition and results of operations.
The inherent uncertainty of models and our reliance on such models as a tool to evaluate risk may have an adverse effect on our financial results.
Along with other insurers in the industry, we use models developed by third-party vendors in assessing our exposure to catastrophe losses, and these models assume various conditions and probability scenarios, most of which are not known to us or are not within our control. These models may not accurately predict future losses or accurately measure losses incurred. Catastrophe models, which have been evolving since the early 1990s, use historical information about various catastrophes, detailed information about our in-force business and certain assumptions or judgments that are proprietary to the modeling firms. While we use this information in connection with our pricing and risk management activities, there are limitations with respect to their usefulness in predicting losses in any reporting period. Examples of these limitations are significant variations in estimates between models and modelers and material increases and decreases in model results due to changes and refinements of the underlying data elements and assumptions. Such limitations lead to questionable predictive capability and post-event measurements that have not been well understood or proven to be sufficiently reliable. In addition, the models are not necessarily reflective of company or state-specific policy language, demand surge for labor and materials, consumer behavior, prevailing or changing claims, legal and litigation environments, or loss settlement expenses, all of which are subject to wide variation by catastrophe.
Reinsurance may be unavailable in the future at current levels and prices, which may limit our ability to write new business or to adequately mitigate our exposure to loss.
Our reinsurance program is designed to mitigate our exposure to catastrophes. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same or similar terms and rates as are currently available. In addition, our ability to afford reinsurance to reduce our catastrophe risk may be dependent upon our ability to adjust premium rates for our costs, and there are no assurances that the terms and rates for our current reinsurance program will continue to be available next year or that we will be able to adjust our premiums. The Insurance Entities are responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by our reinsurance program and the FHCF, and for losses that otherwise are not covered by the reinsurance program. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our exposure risk, reduce our insurance writings, seek rate adjustments at levels that might not be approved or might adversely affect policy retention, or develop or seek other alternatives, which could have an adverse effect on our profitability and results of operations.
Reinsurance subjects us to the credit risk of our reinsurers, which could have a material adverse effect on our operating results and financial condition.
Reinsurance does not legally discharge us from our primary liability for the full amount of the risk we insure, although it does make the reinsurer liable to us in the event of a claim. As such, we are subject to credit risk with respect to our reinsurers. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including (i) our reinsurers’ financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract or (ii) whether insured losses meet the qualifying conditions and are recoverable under our reinsurance contracts for covered events or are excluded. Further, if a reinsurer fails to pay an amount due to us within 90 days of such amount coming due, we are required by certain accounting rules to account for a portion of this unpaid amount as a non-admitted asset, which would negatively impact our statutory surplus. Our inability to collect a material recovery from a reinsurer, or to collect such recovery in a timely fashion, could have a material adverse effect on our operating results, financial condition, liquidity and surplus.
Our financial condition and operating results and the financial condition and operating results of our Insurance Entities may be adversely affected by the cyclical nature of the property and casualty insurance business.

The property and casualty insurance market is cyclical and has experienced periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. As premium levels increase, and competitors perceive an increased opportunity for profitability, there may be new entrants to the market or expansion by existing participants, which could then lead to increased competition, a reduction in premium rates, less favorable policy terms and fewer opportunities to underwrite insurance risks. This could have a material adverse effect on our results of operations and cash flows. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers, including changes resulting from multiple and/or catastrophic hurricanes, may affect the cycles of the property and casualty insurance business significantly. Negative market conditions may impair our ability to write insurance at rates that we consider adequate and appropriate relative to the risk written. If we cannot write insurance at appropriate rates, our business would be materially and adversely affected. We cannot predict whether market conditions will improve, remain constant or deteriorate. An extended period of negative market conditions could have a material adverse effect on our business, financial condition and results of operations.
Because we conduct the substantial majority of our business in Florida, our financial results depend on the regulatory, economic and weather conditions in Florida.
Though we are licensed to transact insurance business in other states, we write a substantial majority of our premium in Florida. Therefore, prevailing regulatory, consumer behavior, legal, economic, political, demographic, competitive, weather and other conditions in Florida disproportionately affect our revenues and profitability. Changes in conditions could make doing business in Florida less attractive for us and would have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified throughout the United States. Further, a single catastrophic event, or a series of such events, specifically affecting Florida, particularly in the more densely populated areas of the state, could have a disproportionately adverse impact on our business, financial condition and results of operations. This is particularly true in certain Florida counties where we write a high concentration of policies. We currently have a large concentration of in-force policies written in the coastal counties of Broward, Palm Beach and Miami-Dade such that a catastrophic event, or series of catastrophic events, in these counties could have a significant impact on our business, financial condition and results of operations. While we actively manage our exposure to catastrophic events through our underwriting process and the purchase of reinsurance, the fact that our business is concentrated in Florida subjects us to increased exposure to certain catastrophic events and destructive weather patterns such as hurricanes, tropical storms and tornadoes.
Changing climate conditions may adversely affect our financial condition, profitability or cash flows.
Although the incidence and severity of weather conditions are largely unpredictable, the frequency and severity of property claims generally increase when severe weather conditions occur. Longer-term weather trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, including effects on global weather patterns, greenhouse gases, sea, land and air temperature, sea levels, rain and snow. The science regarding climate change and how it may impact weather patterns or events is still emerging and developing. However, to the extent the frequency or severity of weather events is exacerbated due to climate change, we may experience increases in catastrophe losses in both coastal and non-coastal areas. This may cause an increase in claims-related and/or reinsurance costs or may negatively affect our ability to provide homeowners insurance to our policyholders in the future. Governmental entities may also respond to climate change by enacting laws and regulations that may adversely affect our cost of providing homeowners insurance in the future.
We have entered new markets and may continue to do so, but there can be no assurance that our diversification and growth strategy will be effective.
We seek to take advantage of prudent opportunities to expand our core business into other states where we believe the independent agent distribution channel is strong. As a result of a number of factors, including the difficulties of finding appropriate expansion opportunities and the challenges of operating in an unfamiliar market, we may not be successful in this diversification even after investing significant time and resources to develop and market products and services in additional states. Initial timetables for expansion may not be achieved, and price and profitability targets may not be feasible. Because our business and experience are based substantially on the Florida insurance market, we may not understand all of the risks associated with entering into an unfamiliar market. For example, the occurrence of significant winter storms in certain states we have expanded into may limit the effectiveness of our revenue and risk diversification strategy by decreasing revenue we expected to receive outside of the Florida hurricane season or increasing our overall risk in ways we had not anticipated when entering those markets. This inexperience could affect our ability to price risks adequately and develop effective underwriting standards. External factors, such as compliance with state regulations, obtaining new licenses, competitive alternatives and shifting customer preferences, may also affect the successful implementation of our geographic growth strategy. Such external factors and requirements may increase our costs and potentially affect the speed with which we will be able to pursue new market opportunities. There can be no assurance that we will be successful in expanding into any one state or combination of states. Failure to manage these risks successfully could have a material adverse effect on our business, results of operations and financial condition.
Our success depends, in part, on our ability to attract and retain talented employees, and the loss of any one of our key personnel could adversely impact our operations.
The success of our business depends, in part, on the leadership and performance of our executive management team and key employees. Our ability to attract, retain and motivate talented employees. An absence of the leadership and performance of the executive management team or our inability to retain talented employees could significantly impact our future performance. Competition for these individuals is intense and our ability to successfully operate may be impaired if we are not effective in filling critical leadership positions, in developing the talent and skills of our human resources, in assimilating new executive talent into our organization, or in deploying human resource talent consistent with our business goals.
We could be adversely affected if our controls designed to ensure compliance with guidelines, policies and legal and regulatory standards are not effective.
Our business is highly dependent on the ability to engage on a daily basis in a large number of insurance underwriting, claims processing and investment activities, many of which are highly complex, must be performed expeditiously and may involve opportunities for human judgment and errors. These activities often are subject to internal guidelines and policies, as well as legal and regulatory standards. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Our failure to comply with these guidelines, policies or standards could lead to financial loss, unanticipated risk exposure, regulatory sanctions or penalties, civil or administrative litigation, or damage to our reputation.
The failure of our claims professionals to effectively manage claims could adversely affect our insurance business and financial results.
We rely primarily on our claims professionals to facilitate and oversee the claims adjustment process for our policyholders. Many factors could affect the ability of our claims professionals to effectively manage claims by our policyholders, including:

•	the accuracy of our adjusters as they make their assessments and submit their estimates of damages;

•	the training, background and experience of our claims representatives;

•	the ability of our claims professionals to ensure consistent claims handling;

•	the ability of our claims professionals to translate the information provided by adjusters into acceptable claims resolutions; and

•
the ability of our claims professionals to maintain and update its claims handling procedures and systems as they evolve over time based on claims and geographical trends in claims reporting as well as consumer behaviors affecting claims handling.

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
From time to time, we are subject to civil or administrative actions and litigation. Although we strive to pay meritorious claims in a fair and prompt manner, civil litigation can result when we do not pay insurance claims in the amounts or at the times asserted to have been required by policyholders or their representatives. We also may be subject to litigation or administrative actions arising from the conduct of our business and the regulatory authority of state insurance departments. Further, we are subject to other types of litigation inherent in operating our businesses, employing personnel, contracting with vendors and otherwise carrying out our affairs. As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may arise, including judicial expansion of policy coverage and the impact of new theories of liability, plaintiffs targeting property and casualty insurers in purported class-action litigation relating to claims-handling and other practices, and adverse changes in loss cost trends, including inflationary pressures in home repair costs or other legal or regulatory conditions incentivizing increases in disputed or litigated claims. Multiparty or class action claims may present additional exposure to substantial economic, non-economic or punitive damage awards. Current and future litigation or regulatory matters may negatively affect us by resulting in the payment of substantial awards or settlements, increasing legal and compliance costs, requiring us to change certain aspects of our business operations, diverting management attention from other business issues, harming our reputation with agents and customers or making it more difficult to retain current customers and to recruit and retain employees or agents.
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
Financial Stability Ratings® and similar ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; a change in the perceived adequacy of an insurer’s reinsurance program; an increase in the perceived risk of an insurer’s investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be within an insurer’s knowledge or control. Demotech has assigned a Financial Stability Rating® of A for each Insurance Entity. Because these ratings are subject to continuous review, the retention of these ratings cannot be assured. A downgrade in or withdrawal of these ratings, or a decision by Demotech to require us to make a capital infusion into the Insurance Entities to maintain their ratings, may adversely affect our liquidity, operating results and financial condition. In addition, our failure to maintain a financial strength rating acceptable in the secondary mortgage market would adversely affect our ability to write new and renewal business. Financial Stability Ratings® are primarily directed towards policyholders of the Insurance Entities, and are not evaluations directed toward the protection of our shareholders, and are not recommendations to buy, sell or hold securities.
Breaches of our information systems or denial of service on our website could have an adverse impact on our business and reputation.
Our ability to effectively operate our business depends on our ability, and the ability of certain third-party vendors and business partners, to access our computer systems to perform necessary business functions, such as providing quotes and product pricing, billing and processing premiums, administering claims and reporting our financial results. Our business and operations rely on the secure and efficient processing, storage and transmission of customer and company data, including policyholders’ personally identifiable information and proprietary business information, on our computer systems and networks. There have been several highly publicized cases involving financial services companies, consumer-based companies and other companies, as well as governmental and political organizations, reporting breaches in the security of their websites, networks or other systems. Some of the publicized breaches have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, including through the introduction of computer viruses or malware, cyberattacks and other means. There have also been several highly publicized cases where hackers have requested “ransom” payments in exchange for not disclosing customer information. Other publicized breaches have involved human error, such as employees falling victim to phishing schemes.
Our computer systems may be vulnerable to unauthorized access and hackers, computer viruses and other scenarios in which our data may be compromised. Cyberattacks can originate from a variety of sources, including third parties who are affiliated with foreign governments or employees acting negligently or in a manner adverse to our interests. Third parties may seek to gain access to our systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems.
Our computer systems have been, and likely will continue to be, subject to computer viruses, other malicious codes or other computer-related penetrations. To date, we are not aware of a material breach of cybersecurity. We commit significant resources to administrative and technical controls to prevent cyber incidents and protect our information technology, but our preventative actions to reduce the risk of cyber threats may be insufficient to prevent physical and electronic break-ins and other cyberattacks or security breaches, including those due to human vulnerabilities. Any such event could damage our computers or systems; compromise our confidential information as well as that of our customers and third parties with whom we interact; significantly impede or interrupt business operations, including denial of service on our website; and could result in violations of applicable privacy and other laws, financial loss to us or to our policyholders, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and reputational harm, all of which could have a material adverse effect on us. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities, exposures, or information security events. Due to the complexity and interconnectedness of our systems, the process of enhancing our protective measures can itself create a risk of systems disruptions and security issues.
The increase in the use of cloud technologies and in consumer preference for online transactions can heighten these and other operational risks. Certain aspects of the security of such technologies are unpredictable or beyond our control, and this lack of transparency may inhibit our ability to discover a failure by cloud service providers to adequately safeguard their systems and prevent cyberattacks that could disrupt our operations and result in misappropriation, corruption or loss of confidential and other information. In addition, there is a risk that encryption and other protective measures, despite their sophistication, may be defeated, particularly to the extent that new computing technologies vastly increase the speed and computing power available.
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
Our primary market risk exposures are changes in equity prices and interest rates, which impact our investment income and returns. A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new interest-bearing investments that may yield less than our portfolio’s average rate of return. A decline in market interest rates could also lead us to purchase longer-term or riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates could also have an adverse effect on the value of our investment portfolio by decreasing the fair values of the available-for-sale debt securities that comprise a large portion of our investment portfolio. Similarly, a decline in the equities markets could adversely affect our existing portfolio. Increases in the equities markets might increase returns on our existing portfolio but could reduce the attractiveness of future investments.
Our overall financial performance is dependent in part on the returns on our investment portfolio.
The performance of our investment portfolio is independent of the revenue and income generated from our insurance operations, and there is typically no direct correlation between the financial results of these two activities. Thus, to the extent that our investment portfolio does not perform well due to the factors discussed above or otherwise, our results of operations may be materially adversely affected even if our insurance operations perform favorably. Further, because the returns on our investment portfolio could be volatile, our overall results of operations could likewise be volatile from period to period even if we do not experience significant financial variances in our insurance operations.
RISKS RELATING TO THE INSURANCE INDUSTRY
We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth and profitability.
The laws and regulations affecting the insurance industry are complex and subject to change. Compliance with these laws and regulations may increase the costs of running our business and may even slow our ability to respond effectively and quickly to operational opportunities. Moreover, these laws and regulations are administered and enforced by a number of different governmental authorities, including state insurance regulators, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are also subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and achieve or improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, and not shareholders. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business or effectively respond to changing market conditions, and may place constraints on our ability to meet our revenue and net profit goals.
The Insurance Entities are highly regulated by state insurance authorities in Florida, the state in which each is domiciled, and UPCIC is also regulated by state insurance authorities in the other states in which it conducts business. Such regulations, among other things, require that certain transactions between the Insurance Entities and their affiliates must be fair and reasonable and require prior notice and non-disapproval of such transactions by the applicable state insurance authority. State regulations also limit the amount of dividends and other payments that can be made by the Insurance Entities without prior regulatory approval and impose restrictions on the amount and type of investments the Insurance Entities may have. Other state regulations require insurance companies to file insurance premium rate schedules and policy forms for review and approval, restrict our ability to cancel or non-renew policies and determine the accounting standards we use in preparation of our consolidated financial statements. These regulations also affect many other aspects of the Insurance Entities’ businesses. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance efforts and other expenses of doing business. If the Insurance Entities fail to comply with applicable regulatory requirements, the regulatory agencies can revoke or suspend the Insurance Entities’ licenses, withhold required approvals, require corrective action, impose operating limitations, impose penalties and fines or pursue other remedies available under applicable laws and regulations.
Regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business both directly and potentially indirectly through reputational damage.
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
Over the course of many years, the state insurance regulatory framework has come under public scrutiny and members of Congress have discussed proposals to provide for federal chartering of insurance companies. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance regulation.
UVE is a holding company and, consequently, its cash flow is dependent on dividends and other permissible payments from its subsidiaries.

UVE is a holding company that conducts no insurance operations of its own. All operations are conducted by the Insurance Entities and by other operating subsidiaries, most of which support the business of the Insurance Entities. As a holding company, UVE’s sources of cash flow consist primarily of dividends and other permissible payments from its subsidiaries. The ability of our non-insurance company subsidiaries to pay dividends may be adversely affected by reductions in the premiums or number of policies written by the Insurance Entities, by changes in the terms of the parties’ contracts, or by changes in the regulation of insurance holding company systems. UVE depends on such payments for general corporate purposes, for its capital management activities and for payment of any dividends to its common shareholders. The ability of the Insurance Entities to make such payments is limited by applicable law, as set forth in “Item 1—Business—Government Regulation—Restrictions on Dividends and Distributions.” For more details on our cash flows, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Regulations limiting rate changes and requiring us to participate in loss sharing or assessments may decrease our profitability.
From time to time, public policy preferences and perceptions affect the insurance market, including insurers’ efforts to effectively maintain rates that allow us to reach targeted levels of rate adequacy and profitability. Despite efforts to address rate needs and other operational issues analytically, facts and history demonstrate that public policymakers, when faced with untoward events and adverse public sentiment, can act in ways that impede a satisfactory correlation between rates and risk. Such acts may affect our ability to obtain approval for rate changes that may be required to attain rate adequacy along with targeted levels of profitability and returns on equity. Our ability to afford reinsurance required to reduce our catastrophe risk also may be dependent upon the ability to adjust rates for our cost.
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
In addition, the Insurance Entities are required to maintain certain minimum capital and surplus and to limit premiums written to specified multiples of capital and surplus. Our Insurance Entities could exceed these ratios if their volume increases faster than anticipated or if their surplus declines due to catastrophe or non-catastrophe losses or excessive underwriting and operational expenses.
Any failure by the Insurance Entities to meet the applicable RBC or minimum statutory capital requirements imposed by the laws of Florida (or other states where we currently or may eventually conduct business) could subject them to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation, which could have a material adverse impact on our reputation and financial condition. Any such failure also could adversely affect our Financial Stability Ratings®.

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
The Insurance Entities are subject to extensive regulation in the states in which they do business. State insurance regulatory agencies conduct periodic examinations of the Insurance Entities on a wide variety of matters, including policy forms, premium rates, licensing, trade and claims practices, investment standards and practices, statutory capital and surplus requirements, reserve and loss ratio requirements and transactions among affiliates. Further, the Insurance Entities are required to file quarterly, annual and other reports with state insurance regulatory agencies relating to financial condition, holding company issues and other matters. If an insurance company fails to obtain required licenses or approvals, or if the Insurance Entities fail to comply with other regulatory requirements, the regulatory agencies can suspend or revoke their licenses, withdraw or withhold required approvals, require corrective action and impose operating limitations, penalties or other remedies available under applicable laws and regulations. See “Item 1—Business—Government Regulation.”

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
Our common stock, par value $0.01 per share, is quoted and traded on the New York Stock Exchange (“NYSE”) under the symbol “UVE.” As of February 15, 2019, there were 32 registered shareholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

As of December 31, 2018 and 2017, there was one shareholder of our Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). We declared and paid aggregate dividends to this holder of record of the company’s Series A Preferred Stock of $10,000 for each of the years ended December 31, 2018 and 2017.

Stock Performance Graph
The following graph and table compare the cumulative total stockholder return of our common stock from December 31, 2013 through December 31, 2018 with the performance of: (i) Standard & Poor’s (“S&P”) 500 Index, (ii) Russell 2000 Index and (iii) S&P Insurance Select Industry Index. We are a constituent of the Russell 2000 Index and it provides an appropriate small and mid-cap benchmark index. The S&P Insurance Select Industry Index consists of all publicly traded insurance underwriters in the property and casualty sector in the United States.

Total Return Performance
Index Value
350
300
250
200
150
100
50
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
Universal Insurance Holdings, Inc.
S&P 500 Index
Russell 2000 Index
S&P Insurance Select Industry Index

	Period Ended
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Universal Insurance Holdings, Inc.	$146.57	$170.75	$216.03	$214.13	$302.86
S&P 500 Index	113.69	115.26	129.05	157.22	150.33
Russell 2000 Index	104.89	100.26	121.63	139.44	124.09
S&P Insurance Select Industry Index	108.01	114.91	139.97	158.57	149.74

We have generated these comparisons using data supplied by S&P Global Market Intelligence (Centennial, Colorado). The graph and table assume an investment of $100 in our common stock and in each of the three indices on December 31, 2013 with all dividends being reinvested on the ex-dividend date. The closing price of our common stock as of December 31, 2018 (the last trading day of the year) was $37.92 per share. The stock price performance in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future price performance.
The stock prices used to calculate total shareholder return for UVE are based upon the prices of our common shares quoted and traded on NYSE.
We believe that the increase in stock price and increase in the total return performance relative to other indices is generally attributable to the changes made in the Company’s executive leadership in the first quarter of 2013, which has led to an increase in our profitability, as well as to our focus on long-term capital growth and strategic initiatives intended to increase shareholder value such as share repurchases and increasing cash dividends per share over that time frame. Other contributing factors may include moving to the NYSE, obtaining greater analyst coverage and engaging a leading global investment adviser to manage our investment portfolio, greater awareness of the benefits of our vertically integrated structure under harsh conditions, among other factors.
Dividend Policy
Future cash dividend payments are subject to business conditions, our financial position and requirements for working capital and other corporate purposes. Subject to these qualifications, we expect to continue our regular practice of paying a quarterly dividend to our stockholders. Applicable provisions of the Delaware General Corporation Law may affect our ability to declare and pay dividends on our common stock. In particular, pursuant to the Delaware General Corporation Law, a company may pay dividends out of its surplus, as defined, or out of its net profits, for the fiscal year in which the dividend is declared and/or the preceding year. Surplus is defined in the Delaware General Corporation Law to be the excess of net assets of the company over capital. Capital is defined to be the aggregate par value of shares issued. See “Part I-Restrictions on Dividends and Distributions,” “Item 1A-Risk Factors-Risks Relating to Insurance Industry” and “Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents our common stock repurchased by UVE during the three months ended December 31, 2018.

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/2018 - 10/31/2018	55,924	$41.94	55,924	—
11/1/2018 - 11/30/2018	67,816	$42.64	67,816	—
12/1/2018 - 12/31/2018	222,200	$40.10	222,200	382,846
Total for the three months ended December 31, 2018	345,940	$40.90	345,940	382,846

(1)	Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.

(2)	Number of shares was calculated using a closing price at December 31, 2018 of $37.92 per share.
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations. During 2018, there were two authorized repurchase plans in effect:

•
On September 5, 2017, our Board of Directors authorized the repurchase of up to $20 million of our outstanding common stock through December 31, 2018 (the “2018 Share Repurchase Program”) pursuant to which we repurchased 558,647 shares of our common stock at an aggregate cost of approximately $20.0 million. We completed the 2018 Share Repurchase Program in December 2018.

•
On December 12, 2018, we announced that our Board of Directors authorized the repurchase of up to $20 million of our outstanding common stock through May 31, 2020 (the “2019-2020 Share Repurchase Program”). We repurchased 138,234 shares of our common stock under the 2019-2020 Share Repurchase Program during the year ended December 31, 2018 at an aggregate cost of approximately $5.5 million.

During the year ended December 31, 2018, we repurchased an aggregate of 688,689 shares of our common stock in the open market.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth elsewhere in the Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.
The following tables present historical selected consolidated financial data of Universal Insurance Holdings, Inc. and Subsidiaries for the five years ended December 31, 2018 (in thousands, except per share data):

	Years Ended December 31,
	2018	2017	2016	2015	2014
Statement of Income Data:
Revenue:
Direct premiums written	$1,190,875	$1,055,886	$954,617	$883,409	$789,577
Change in unearned premium	(69,235)	(56,688)	(33,390)	(46,617)	(12,260)
Direct premium earned	1,121,640	999,198	921,227	836,792	777,317
Ceded premium earned	(353,258)	(310,405)	(288,811)	(332,793)	(450,440)
Premiums earned, net	768,382	688,793	632,416	503,999	326,877
Net investment income (1)	24,816	13,460	9,540	5,155	2,375
Other revenues (2)	49,876	47,093	41,039	36,330	34,397
Total revenue	823,816	751,916	685,289	546,544	369,276
Costs and expenses:
Losses and loss adjustment expenses	414,455	350,428	301,229	187,739	123,275
Policy acquisition costs	157,327	138,846	125,979	88,218	33,502
Other operating costs	99,161	92,158	95,198	95,564	84,895
Total expenses	670,943	581,432	522,406	371,521	241,672
Income before income taxes	152,873	170,484	162,883	175,023	127,604
Income tax expense	35,822	63,549	63,473	68,539	54,616
Net income	$117,051	$106,935	$99,410	$106,484	$72,988
Per Share Data:
Basic earnings per common share	$3.36	$3.07	$2.85	$3.06	$2.17
Diluted earnings per common share	$3.27	$2.99	$2.79	$2.97	$2.08
Dividends declared per common share	$0.73	$0.69	$0.69	$0.63	$0.55

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Total invested assets	$908,154	$730,023	$651,601	$489,435	$423,581
Cash and cash equivalents	166,428	213,486	105,730	197,014	115,397
Total assets	1,858,390	1,454,999	1,060,007	993,548	911,774
Unpaid losses and loss adjustment expenses	472,829	248,425	58,494	98,840	134,353
Unearned premiums	601,679	532,444	475,756	442,366	395,748
Long-term debt	11,397	12,868	15,028	24,050	30,610
Total liabilities	1,356,757	1,015,011	688,817	700,456	692,858
Total stockholders’ equity	$501,633	$439,988	$371,190	$293,092	$199,916
Shares outstanding end of period	34,783	34,735	35,052	35,110	34,102
Book value per share	$14.42	$12.67	$10.59	$8.35	$5.86
Return on average equity (ROE)	24.1%	25.7%	29.4%	41.8%	38.4%
Selected Data:
Loss and loss adjustment expense ratio (3)	53.9%	50.9%	47.6%	37.2%	37.7%
General and administrative expense ratio (4)	33.4%	33.5%	34.9%	36.3%	35.8%
Combined Ratio (5)	87.3%	84.4%	82.5%	73.5%	73.5%

(1)	Net investment income excludes net realized gains (losses) on sale of securities and net change in unrealized gains (losses) of equity securities.

(2)	Other revenue consists of commission revenue, policy fees, and other revenue.

(3)	The loss and loss adjustment expense ratio is calculated by dividing losses and loss adjustment expenses by premiums earned, net.

(4)
The general and administrative expense ratio is calculated by dividing general and administrative expense, excluding interest expense, by premiums earned, net. Interest expense was $346 thousand, $348 thousand, $421 thousand, $963 thousand and $1.5 million for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(5)	The combined ratio is the sum of the losses and loss adjustment expense ratio and the general and administrative expense ratio.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and accompanying notes in Part II, Item 8 below. The discussion below contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.”
Overview
We develop, market, and underwrite insurance products for consumers predominantly in the personal residential homeowners lines of business and perform substantially all other insurance-related services for our primary insurance entities, including risk management, claims management and distribution. Our primary insurance entities, Universal Property & Casualty Insurance Company (UPCIC) and American Platinum Property and Casualty Insurance Company (APPCIC), offer insurance products through both our appointed independent agent network and our online distribution channels across 17 states (primarily in Florida), with licenses to write insurance in an additional three states. The Insurance Entities seek to produce an underwriting profit over the long term (defined as earned premium less losses, loss adjustment expense, policy acquisition costs and other operating costs); maintain a conservative balance sheet to prepare for years in which the Insurance Entities are not able to achieve an underwriting profit; and generate investment income from invested assets.
Revenues
We generate revenue primarily from the collection of insurance premiums. Other sources of revenue include: commissions paid by our reinsurers to our reinsurance intermediary subsidiary BARC on reinsurance it places for the Insurance Entities; policy fees collected from policyholders by our managing general agent subsidiary, ERA (formerly Universal Risk Advisors, Inc.); and financing fees charged to policyholders who choose to defer premium payments. In addition, our subsidiary, AAC (formerly known as Universal Adjusting Corporation), receives fees from the Insurance Entities for claims-handling services. The Insurance Entities are reimbursed for these fees on claims that are subject to recovery under the Insurance Entities’ respective reinsurance programs. These fees, after expenses, are recorded in the consolidated financial statements as an adjustment to LAE. We also generate income by investing our assets.
The nature of our business tends to be seasonal during the year, reflecting consumer behaviors in connection with the Florida residential real estate market and the hurricane season. The amount of direct premiums written tends to increase just prior to the second quarter and tends to decrease approaching the fourth quarter.
Trends and Geographical Distribution
As a result of our business strategy, rate changes and marketing and underwriting initiatives, we have seen increases in policy count, in-force premium and total insured value in all states for the past three years. Direct premiums written for states outside of Florida increased 34.6% representing a $45.7 million increase during 2018. Direct premium for Florida increased 9.7% representing a $89.3 million increase during 2018. The following table provides direct premiums written for Florida and other states for the years ended December 31, 2018 and 2017 (dollars in thousands):

	For the Years Ended				Growth Year Over Year
	December 31, 2018		December 31, 2017
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$1,013,290	85.1%	$923,962	87.5%	$89,328	9.7%
Other states	177,585	14.9%	131,924	12.5%	45,661	34.6%
Grand total	$1,190,875	100.0%	$1,055,886	100.0%	$134,989	12.8%

The geographical distribution of our policies in-force, in-force premium and total insured value for Florida by county were as follows as of December 31, 2018 (dollars in thousands, rounded to the nearest thousand):

	As of December 31, 2018
			In-Force		Total Insured
County	Policy Count	%	Premium	%	Value	%
South Florida
Broward	101,706	16.0%	$215,126	21.2%	$27,174,430	17.4%
Miami-Dade	90,038	14.1%	194,531	19.2%	20,595,764	13.2%
Palm Beach	85,692	13.4%	163,959	16.1%	24,316,423	15.6%
South Florida exposure	277,436	43.5%	573,616	56.5%	72,086,617	46.2%
Other significant* Florida counties
Pinellas	41,421	6.5%	47,314	4.7%	7,683,043	4.9%
Hillsborough	26,495	4.1%	35,098	3.5%	6,565,146	4.2%
Escambia	18,410	2.9%	30,302	3.0%	5,426,918	3.5%
Pasco	24,647	3.9%	27,881	2.7%	8,279,011	5.3%
Collier	20,832	3.3%	26,503	2.6%	3,545,544	2.3%
Polk	16,798	2.6%	25,751	2.5%	5,329,879	3.4%
Lee	25,712	4.0%	25,506	2.5%	4,076,423	2.6%
Total other significant* counties	174,315	27.3%	218,355	21.5%	40,905,964	26.2%
			In-Force		Total Insured
Summary for all of Florida	Policy Count	%	Premium	%	Value	%
South Florida exposure	277,436	43.5%	573,616	56.5%	72,086,617	46.2%
Total other significant* counties	174,315	27.3%	218,355	21.5%	40,905,964	26.2%
Other Florida counties	186,175	29.2%	223,695	22.0%	43,126,374	27.6%
Total Florida	637,926	100.0%	$1,015,666	100.0%	$156,118,955	100.0%

*	Significant counties defined as greater than 2.5% of total in-force premium as of December 31, 2018.

The geographical distribution of our policies in-force, in-force premium and total insured value across all states were as follows, as of December 31, 2018, 2017 and 2016 (dollars in thousands, rounded to the nearest thousand):

	As of December 31, 2018
			In-Force		Total Insured
State	Policy Count	%	Premium	%	Value	%
Florida	637,926	77.0%	$1,015,666	85.1%	$156,118,955	68.3%
North Carolina	55,047	6.6%	43,770	3.7%	17,124,104	7.5%
Georgia	37,652	4.6%	40,395	3.4%	14,584,974	6.4%
Massachusetts	11,796	1.4%	15,522	1.3%	7,020,121	3.1%
South Carolina	15,117	1.8%	14,477	1.2%	4,818,760	2.1%
Indiana	16,059	1.9%	13,305	1.1%	5,464,439	2.4%
Pennsylvania	15,454	1.9%	10,762	0.9%	6,158,602	2.7%
Minnesota	9,466	1.1%	10,632	0.9%	4,352,908	1.9%
Virginia	10,354	1.3%	8,437	0.7%	5,053,973	2.2%
Alabama	6,817	0.8%	7,187	0.6%	2,304,683	1.0%
New Jersey	3,683	0.4%	3,763	0.3%	1,870,394	0.8%
Michigan	2,388	0.3%	2,879	0.2%	940,051	0.4%
Maryland	3,070	0.4%	2,539	0.2%	1,161,678	0.5%
Hawaii	2,176	0.3%	1,937	0.2%	887,555	0.4%
Delaware	1,073	0.1%	1,230	0.1%	555,055	0.2%
New York	461	0.1%	432	0.1%	228,334	0.1%
New Hampshire	114	0.0%	86	0.0%	62,436	0.0%
Total	828,653	100.0%	$1,193,019	100.0%	$228,707,022	100.0%

	As of December 31, 2017
			In-Force		Total Insured
State	Policy Count	%	Premium	%	Value	%
Florida	618,280	80.9%	$926,087	87.6%	$146,624,470	73.9%
North Carolina	48,866	6.4%	36,993	3.5%	14,275,508	7.2%
Georgia	31,305	4.1%	32,343	3.1%	11,380,109	5.7%
Massachusetts	10,132	1.3%	13,162	1.2%	5,857,450	3.0%
South Carolina	13,769	1.8%	13,372	1.3%	4,120,728	2.1%
Indiana	11,622	1.5%	9,236	0.9%	3,768,044	1.9%
Pennsylvania	10,554	1.4%	7,292	0.7%	4,047,997	2.1%
Minnesota	4,769	0.6%	5,198	0.5%	2,103,731	1.1%
Virginia	4,908	0.6%	3,867	0.4%	2,263,923	1.1%
Alabama	2,861	0.4%	2,934	0.3%	895,380	0.5%
New Jersey	877	0.1%	858	0.0%	428,072	0.2%
Michigan	1,330	0.2%	1,574	0.1%	491,906	0.2%
Maryland	2,354	0.3%	1,901	0.2%	869,685	0.4%
Hawaii	2,009	0.3%	1,830	0.2%	842,740	0.4%
Delaware	828	0.1%	903	0.0%	400,076	0.2%
New York	54	0.0%	52	0.0%	27,191	0.0%
New Hampshire	—	—	—	—	—	—
Total	764,518	100.0%	$1,057,602	100.0%	$198,397,010	100.0%

	As of December 31, 2016
			In-Force		Total Insured
State	Policy Count	%	Premium	%	Value	%
Florida	577,783	84.6%	$862,332	90.2%	$134,493,470	79.1%
North Carolina	41,393	6.1%	30,858	3.2%	11,972,066	7.0%
Georgia	24,257	3.6%	23,849	2.5%	8,450,315	5.0%
Massachusetts	7,451	1.1%	9,964	1.0%	4,352,990	2.6%
South Carolina	12,230	1.8%	12,393	1.3%	3,592,203	2.1%
Indiana	6,835	1.0%	5,381	0.6%	2,162,967	1.3%
Pennsylvania	5,303	0.8%	3,677	0.4%	1,925,226	1.1%
Minnesota	2,089	0.3%	2,251	0.2%	896,969	0.5%
Virginia	269	0.0%	224	0.0%	130,556	0.1%
Alabama	624	0.1%	624	0.1%	182,456	0.1%
New Jersey	—	—	—	—	—	—
Michigan	538	0.1%	651	0.1%	190,360	0.1%
Maryland	1,756	0.2%	1,413	0.1%	640,919	0.4%
Hawaii	1,767	0.2%	1,689	0.2%	756,428	0.4%
Delaware	621	0.1%	663	0.1%	289,941	0.2%
New York	—	—	—	—	—	—
New Hampshire	—	—	—	—	—	—
Total	682,916	100.0%	$955,969	100.0%	$170,036,866	100.0%
Also see “Results of Operations” below and “Item 1A—Risk Factors—Risks Relating to Our Business—Because we conduct the substantial majority of our business in Florida, our financial results depend on the regulatory, economic and weather conditions in Florida” for discussion on geographical diversification.

REINSURANCE
Developing and implementing our reinsurance strategy to adequately protect us in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key focus for our leadership team. In recent years, the property and casualty insurance market has experienced a substantial increase in the availability of property catastrophe reinsurance resulting from the increased supply of capital from non-traditional reinsurance providers, including private capital and hedge funds. This increased capital supply, coupled with the lack of significant catastrophic activity in Florida and elsewhere around the world up to 2016, and core underwriting improvements, such as Florida’s wind mitigation efforts to strengthen homes subject to wind events, reduced the cost of property catastrophe reinsurance for several years, directly benefiting significant reinsurance buyers, such as us.
In order to limit our potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers. We rely on third-party reinsurers and the FHCF, and do not have any captive or affiliated reinsurance arrangements in place. The FLOIR requires us and all insurance companies doing business in Florida to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. Our 2018-2019 reinsurance program meets and provides reinsurance in excess of the FLOIR’s requirements, which are based on, among other things, the probable maximum loss that we would incur from an individual catastrophic event estimated to occur once in every 100 years based on our portfolio of insured risks and a series of stress test catastrophe loss scenarios based on past historical events. As respects to the single catastrophic event, the nature, severity and location of the event giving rise to such a probable maximum loss differs for each insurer depending on the insurer’s portfolio of insured risks, including, among other things, the geographic concentration of insured value within the insurer’s portfolio. Accordingly, a particular catastrophic event could be a one-in-100 year loss event for one insurance company while having a greater or lesser probability of occurrence for another insurance company.
We believe our retention under the reinsurance program is appropriate and structured to protect our policyholders. We test the sufficiency of our reinsurance program by subjecting our personal residential exposures to statistical testing using a third-party hurricane model, RMS RiskLink v17.0 (Build 1825). This model combines simulations of the natural occurrence patterns and characteristics of hurricanes, tornadoes, earthquakes and other catastrophes with information on property values, construction types and occupancy classes. The model outputs provide information concerning the potential for large losses before they occur, so companies can prepare for their financial impact.
UPCIC’s 2018-2019 Reinsurance Program
Third-Party Reinsurance
Our annual reinsurance program, which is segmented into layers of coverage, as is industry practice, protects us against excess property catastrophe losses. Our 2018-2019 reinsurance program includes the mandatory coverage required by law to be placed with the FHCF, in which we have elected to participate at 90%, the highest level, and also includes private reinsurance described below, alongside and above the FHCF layer. In placing our 2018-2019 reinsurance program, we obtained multiple years of coverage for an additional portion of the program. We believe this multi-year arrangement will allow us to capitalize on favorable pricing and contract terms and conditions and allow us to mitigate uncertainty with respect to the price of future reinsurance coverage, one of our largest costs.
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
We have used the model results noted above to stress test the completeness of the program by simulating a recurrence of the 2004 calendar year, in which four large catastrophic hurricanes made landfall in Florida. This season is considered to be the worst catastrophic year in Florida’s recorded history. Assuming the reoccurrence of the 2004 calendar year events, including the same geographic path of each such hurricane, the modeled estimated net loss to us in 2018 with the reinsurance coverage described herein would be approximately $110 million (after tax, net of all reinsurance recoveries). We estimate that, based on our portfolio of insured risks as of December 31, 2018 and 2017, a repeat of the four 2004 calendar year events would have exhausted approximately 20.0% and 27.0%, respectively, of our property catastrophe reinsurance coverage.
UPCIC’s Retention
UPCIC has a net retention of $35 million per catastrophe event for losses incurred, in all states, up to a first event loss of $3.146 billion. UPCIC also purchases a separate underlying catastrophe program to further reduce its retention for all losses occurring in any state other than Florida (the “Other States Reinsurance Program”). UPCIC retains only $5 million under its Other States Reinsurance Program in the first event, $3 million in the second event and only $1 million under its Other States Reinsurance Program for the third through fifth events. These retention amounts are gross of any potential tax benefit we would receive in paying such losses.
First Layer
Immediately above UPCIC’s net retention, we have reinsurance coverage from third-party reinsurers for up to four separate catastrophic events for all states. Specifically, we have purchased reinsurance coverage for the first and third catastrophic events, and each such coverage allows for one reinstatement upon the payment of reinstatement premiums, which would cover the second and fourth catastrophic events. This coverage has been obtained from four contracts as follows:

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
Second Layer
Above the first layer, for losses exceeding $90 million and $111 million, we have purchased a second layer of coverage for losses up to $445 million—in other words, for the next $355 or $334 million of losses. This coverage has been obtained from three contracts as follows:

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
Third Layer
Above the first and second layers, we have purchased a third layer of coverage for losses up to $529 million—in other words, for the next $84 million of losses. This coverage was obtained from two contracts as follows:

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
Fourth Layer
Above the first, second and third layers, we have purchased a fourth layer of coverage for losses up to $635 million—in other words, for the next $106 million of losses. This coverage was obtained from two contracts as follows:

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
Fifth Layer
Above the first, second, third and fourth layers, we have purchased a fifth layer of coverage for losses up to $680 million—in other words, for the next $45 million of losses. This coverage was obtained from two contracts as follows:

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
Sixth and Seventh Layers
In the sixth and seventh layers, we have purchased reinsurance for $218 million of coverage in excess of $680 million in losses incurred by us (net of the FHCF layer) and $140 million of coverage in excess of $898 million (net of the FHCF layer), respectively, for a total of $1.0 billion of coverage (net of the FHCF layer) by third-party reinsurers. In these layers, to the extent that all of our coverage or a portion thereof is exhausted in a catastrophic event and reinstatement premium is due, we have purchased reinstatement premium protection to pay the required premium necessary for the reinstatement of these coverages. Both of these contracts extend coverage to all states.
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
In certain circumstances involving a first catastrophic event impacting both Florida and other states, UPCIC’s retention could result in pre-tax net liability as low as $5,000,000—the $35 million net retention under the all states reinsurance program could be offset by as much as $30 million in coverage under the Other States Reinsurance Program—or 1.7% of UPCIC’s statutory policyholders’ surplus as of December 31, 2018.
FHCF
UPCIC’s third-party reinsurance program supplements the FHCF coverage we are required to purchase every year. The limit and retention of the FHCF coverage we receive each year is subject to upward or downward adjustment based on, among other things, submitted exposures to the FHCF by all participants. As of December 31, 2018, we estimate our FHCF coverage includes a maximum provisional limit of 90% of $2.33 billion, or $2.1 billion, in excess of $727 million. The estimated premium that UPCIC plans to cede to the FHCF for the 2018 hurricane season is $136.8 million.
Coverage purchased from third-party reinsurers, as described above, adjusts to provide coverage for certain losses not otherwise covered by the FHCF. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events. The FHCF coverage extends only to losses to our Florida portfolio due to a land falling hurricane.
The third-party reinsurance we purchase for UPCIC is therefore net of FHCF recovery. When our FHCF and third-party reinsurance coverages are taken together, UPCIC has reinsurance coverage of up to $3.146 billion for the first event, as illustrated by the graphic below. Should a catastrophic event occur, we would retain up to $35 million pre-tax for each catastrophic event, and would also be responsible for any additional losses that exceed our top layer of coverage.
Reinsurers
The following table below provides the A.M. Best and S&P financial strength ratings for each of the largest third-party reinsurers in UPCIC’s 2018-2019 reinsurance program:

Reinsurer	A.M. Best	S&P
Allianz Risk Transfer	A+	AA
Everest Reinsurance Company	A+	A+
Renaissance Re	A+	A+
Chubb Tempest Reinsurance Ltd.	A++	AA
Various Lloyd’s of London Syndicates	A	A+
Florida Hurricane Catastrophe Fund	N/A	N/A

All States 1st Event

Non-Florida 1st Event

 APPCIC’s 2018-2019 Reinsurance Program
Third-Party Reinsurance
The total cost of APPCIC’s private catastrophe and multiple line excess reinsurance program, effective June 1, 2018 through May 31, 2019, is $2.27 million. In addition, APPCIC has purchased reinstatement premium protection as described below, the cost of which is $103,950. The largest private participants in APPCIC’s reinsurance program include leading reinsurance companies such as Everest Re, Chubb Tempest Re, Hiscox, Hannover Ruck and Lloyd’s of London syndicates.
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
Second, Third and Fourth Layers
In the second, third and fourth layers, we have purchased reinsurance for $2.0 million of coverage in excess of $6.2 million in losses incurred by us (net of the FHCF layer), $5 million of coverage in excess of $8.2 million in losses incurred by us (net of the FHCF layer) and $5 million of coverage in excess of $13.2 million in losses incurred by us (net of the FHCF layer), respectively.
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
FHCF
APPCIC’s third-party reinsurance program is used to supplement the FHCF reinsurance we are required to purchase every year. The limit and retention of the FHCF coverage we receive each year is subject to upward or downward adjustment based on, among other things, submitted exposures to the FHCF by all participants. As of December 31, 2018, we estimate our FHCF coverage includes a maximum provisional limit of 90% of $20.5 million, or $18.5 million, in excess of $6.4 million. The estimated premium that APPCIC plans to cede to the FHCF for the 2018 hurricane season is $1.25 million. Factoring in our estimated coverage under the FHCF, we purchase coverage alongside our FHCF coverage from third-party reinsurers as described above, which adjusts to provide coverage for certain losses not otherwise covered by the FHCF. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events. The FHCF coverage extends only to losses to our portfolio impacted by a land falling hurricane.
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

Reinsurers
The following table below provides the A.M. Best and S&P financial strength ratings for each of the largest third-party reinsurers in APPCIC’s 2018-2019 reinsurance program:

Reinsurer	A.M. Best	S&P
Everest Reinsurance Company	A+	A+
Chubb Tempest Reinsurance Ltd.	A++	AA
Hiscox Insurance Co (Bermuda) Ltd.	A	A
Hannover Ruck SE	A+	AA-
Various Lloyd’s of London Syndicates	A	A+

APPCIC 1st Event

*Layer cascades $2 million

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
Liability for Unpaid Losses and LAE
A liability, net of estimated subrogation, is established to provide for the estimated costs of paying losses and LAE under insurance policies the Insurance Entities have issued. Underwriting results are significantly influenced by an estimate of a liability for unpaid losses and LAE. The liability is an estimate of amounts necessary to settle all outstanding claims, including claims that have been incurred, but not yet reported as of the financial statement date. The process of estimating loss reserves requires significant judgment due to a number of variables, such as the type, severity and jurisdiction of loss, economic conditions including inflation, social attitudes, judicial decisions and legislative development and changes in claims handling procedures. These variables will inherently result in an ultimate liability that will differ from initial estimates. See “Item 1A—Risk Factors—Risks Relating to Our Business—Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition.” We revise our reserve for unpaid losses as additional information becomes available, and reflect adjustments, if any, in our earnings in the periods in which we determine the adjustments are necessary. We estimate and accrue our right to subrogate reported or estimated claims against other parties. Subrogated claims are recorded at amounts estimated to be received from the subrogated parties, net of expenses and netted against unpaid losses and LAE.

See “Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a discussion of the Company’s basis and methodologies used to establish its liability for unpaid losses and loss adjustment expenses along with the following quantitative disclosures:

•	Five-year accident year table on incurred claim and allocated claim adjustment expenses, net of reinsurance including columns of:

◦	IBNR—Total of Incurred-but-not-reported liabilities plus expected development (redundancy) on reported claims by accident year, and

◦	Claim counts—cumulative number of reported claims by accident year.

•	Five-year accident year table on cumulative paid claims and allocated claim adjustment expenses, net of reinsurance,

•	Reconciliation of net incurred and paid claims development tables to the liability for unpaid losses and LAE in the consolidated balance sheet,

•	Duration—a table of the average historical claims duration for the past five years, and

•	Reconciliation of the change in liability for unpaid losses and LAE presented in the consolidated financial statements.
We utilize independent actuaries to help establish liabilities for unpaid losses, anticipated loss recoveries and LAE. We do not discount the liability for unpaid losses and LAE for financial statement purposes. In establishing the liability for unpaid losses and LAE, actuarial judgment is relied upon in order to make appropriate assumptions to estimate a best estimate of ultimate losses. There are inherent uncertainties associated with this estimation process, especially when a company is undergoing changes in its claims settlement practices, when a company has limited experience in a certain area or when behaviors of policyholders are influenced by external factors and/or market dynamics. As an example, a dramatic change occurred during calendar year 2015 when we realigned our adjusting teams as well as launched our Fast Track initiative, reducing settlement costs and strengthening case reserve adequacy for claims reported during the year. These changes have had a meaningful influence on development pattern selections applied to 2013 through 2017 accident year claims in the reserving estimates for each of the methods described in “Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)”. More recently, since 2016 there has been a significant increase in efforts to pursue subrogation against third parties responsible for property damage losses to our insureds. As a result, anticipated subrogation recoveries are reviewed and estimated on a stand-alone basis in the Company’s reserve analysis. Market dynamics in Florida include the continuing expansion of assignment of benefits (“AOB”) and the resulting increase in litigation against the Company. As a result of the continuing and growing use of AOBs in this manner, we have increased our estimates of ultimate losses for the most recent and prior accident years.

Factors Affecting Reserve Estimates
Reserve estimates are developed based on the processes and historical development trends discussed in “Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” to the consolidated financial statements. These estimates are considered in conjunction with known facts and interpretations of circumstances and factors including our experience with similar cases, actual claims paid, differing payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in law and regulation, judicial decisions, and economic conditions. When these types of changes are experienced, actuarial judgment is applied in the determination and selection of development factors in order to better reflect new trends or expectations. For example, if a change in law is expected to have a significant impact on the development of claim severity, actuarial judgment is applied to determine appropriate development factors that will most accurately reflect the expected impact on that specific estimate. This example appropriately describes the reserving methodology selection for use in estimating sinkhole liabilities after the passing of legislation, as noted in “Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” to the consolidated financial statements. Another example would be when a change in economic conditions is expected to affect the cost of repairs to property; actuarial judgment is applied to determine appropriate development factors to use in the reserve estimate that will most accurately reflect the expected impacts on severity development.
Changes in homeowners current year claim severity are generally influenced by inflation in the cost of building materials, the cost of construction and property repair services, the cost of replacing home furnishings and other contents, the types of claims that qualify for coverage, the presence of third party representation, such as legal or repair contractors, which serve to inflate claim expenses, and other economic and environmental factors. We employ various loss management programs to mitigate the effects of these factors.
Key assumptions that may materially affect the estimate of the reserve for loss and LAE relate to the effects of emerging claim and coverage issues. As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claim and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent, lengthening the time to final settlement, or by increasing the number or size of claims. Key assumptions that are premised on future emergence that are inconsistent with historical loss reserve development patterns include but are not limited to:

•	Adverse changes in loss cost trends, including inflationary pressures in home repair costs;

•	Judicial expansion of policy coverage and the impact of new theories of liability; and

•	Plaintiffs targeting property and casualty insurers in purported class action litigation related to claims-handling and other practices.
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
The estimation of claims and claims expense reserves for catastrophes also comprises estimates of losses from reported and unreported claims, primarily for damage to property. In general, estimates for catastrophe reserves are based on claim adjuster inspections and the application of historical loss development factors as described previously and in “Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” to the consolidated financial statements. However, depending on the nature of the catastrophe, as noted above, the estimation process can be further complicated. For example, for hurricanes, complications could include the inability of insureds to be able to promptly report losses, limitations placed on claims adjusting staff affecting their ability to inspect losses, determining whether losses are covered by our homeowners policy (generally for damage caused by wind or wind driven rain) or specifically excluded coverage caused by flood, estimating additional living expenses or assessing the impact of demand surge and exposure to mold damage. The effects of numerous other considerations, include the timing of a catastrophe in relation to other events, such as at or near the end of a financial reporting period, which can affect the availability of information needed to estimate reserves for that reporting period. In these situations, practices are adapted to accommodate these circumstances in order to determine a best estimate of losses from a catastrophe.
Key Actuarial Assumptions That Affect the Loss and LAE Estimate
The aggregation of estimates for reported losses and IBNR forms the reserve liability recorded in the Consolidated Balance Sheets.
At any given point in time, the recorded loss and LAE reserves represent our best estimate of the ultimate settlement and administration cost of insured claims incurred and unpaid. Since the process of estimating loss and LAE reserves requires significant judgment due to a number of variables, such as fluctuations in inflation, judicial decisions, legislative changes and changes in claims handling procedures, ultimate liability may exceed or be less than these estimates. Reserves for losses and LAE are revised as additional information becomes available, and adjustments, if any, are reflected in earnings in the periods in which they are determined.
In selecting development factors and averages described in “Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” to the consolidated financial statements, due consideration is given to how the historical experience patterns change from one year to the next over the course of several consecutive years of recent history. Predictions surrounding these patterns drive the estimates that are produced by each method, and are based on statistical techniques that follow standard actuarial practices.
In compliance with annual statutory reporting requirements, our appointed independent actuary provides a Statement of Actuarial Opinion (“SAO”) indicating that carried loss and LAE reserves recorded at each annual balance sheet date make a reasonable provision for all of the Insurance Entities’ unpaid loss and LAE obligations under the terms of contracts and agreements with our policyholders. Recorded reserves are compared to the indicated range provided in the actuary’s report accompanying the SAO. At December 31, 2018, the recorded amount for net loss and LAE falls within the range determined by the appointed independent actuaries and approximates their best estimate.
Potential Reserve Estimate Variability
The methods employed by actuaries include a range of estimated unpaid losses, each reflecting a level of uncertainty. Projections of loss and LAE liabilities are subject to potentially large variability in the estimation process since the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred. Examples of these events include jury decisions, court interpretations, legislative changes, public attitudes and social/economic conditions such as inflation. Any estimate of future costs is subject to the inherent limitation on one’s ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and LAE will vary, perhaps materially, from any estimate.
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
The inherent uncertainty associated with our loss and LAE liability is magnified due to our concentration of property business in catastrophe-exposed and litigious states, primarily Florida. In 2018, for example, loss and expense payments for Hurricane Irma claims exceeded initial liability estimates that were established at year-end 2017, which was shortly after the event occurred. This unexpected development was partially due to the influence of plaintiff attorneys in the claim filing process; both at initial contact prior to coverage validation or damage assessment, and after claims were settled and closed which resulted in a large number of claims being reopened during the year. In previous years, UPCIC experienced unanticipated unfavorable loss development on catastrophe losses from claims related to 2004 and 2005 being reopened and new claims being opened due to public adjusters encouraging policyholders to file new claims, and from homeowners’ association assessments related to condominium policies. Due to the relatively low frequency and inherent uncertainty of catastrophe events, the parameters utilized in loss estimation methodologies are updated whenever new information emerges.

Adequacy of Reserve Estimates
We believe our net loss and LAE reserves are appropriately established based on available methodology, facts, technology, laws and regulations. We calculate and record a single best reserve estimate, in conformance with generally accepted actuarial standards, for reported and unreported losses and LAE losses and as a result we believe no other estimate is better than our recorded amount.
Due to the uncertainties involved, the ultimate cost of losses and LAE may vary materially from recorded amounts, which are based on our best estimates. The liability for unpaid losses and LAE at December 31, 2018 is $472.8 million.
Deferred Policy Acquisition Costs
We incur acquisition costs in connection with the production of new and renewal insurance policies which are deferred and recognized over the life of the underlying insurance policy. Acquisition costs not yet recognized are deferred and reported as “Deferred Policy Acquisition Costs.” Acquisition costs are commissions and state premium taxes incurred in acquiring insurance policies that related to the successful production of new and renewal business. As of December 31, 2018, deferred policy acquisition costs were $84.7 million compared to deferred policy acquisition costs of $73.1 million as of December 31, 2017.
Provision for Premium Deficiency
We evaluate and recognize losses on insurance contracts when estimated future claims, deferred policy acquisition costs, and maintenance costs under a group of existing policy contracts will exceed anticipated future premiums and investment income. The determination of the provision for premium deficiency requires estimation of the costs of losses, catastrophic reinsurance and policy maintenance to be incurred and investment income to be earned over the remaining policy period. Management has determined that a provision for premium deficiency was not warranted as of December 31, 2018.
Reinsurance
In the normal course of business, we seek to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. While ceding premiums to reinsurers reduces our risk of exposure in the event of catastrophic losses, it also reduces our potential for greater profits in the event that such catastrophic events do not occur. We believe that the extent of our reinsurance level of protection is typical of, or exceeds, that of other insurers actively writing in the Florida homeowners insurance market. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreement and consistent with the establishment of our gross liability. The Insurance Entities’ reinsurance policies do not relieve them from their obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses; consequently, allowances are established for amounts deemed uncollectible from reinsurers. No such allowance was deemed necessary as of December 31, 2018.

Results of Operations
YEAR ENDED DECEMBER 31, 2018 COMPARED TO YEAR ENDED DECEMBER 31, 2017
2018 Highlights (comparisons are to 2017 unless otherwise specified)

•	Direct premiums written overall grew by $135.0 million, or 12.80%, to $1,190.9 million.

•	The Company achieved over $1 billion in-force premium for the state of Florida during 2018.

•	In Florida, direct premiums written grew by $89.3 million, or 9.7%, and in our Other States, direct premiums written grew by $45.7 million, or 34.6%.

•	Premiums earned, net grew by $79.6 million, or 11.60%, to $768.4 million.

•	Total revenues increased by $71.9 million, or 9.60%, to $823.8 million.

•
Although Hurricanes Michael and Florence caused substantial losses, our vertically integrated structure and comprehensive reinsurance program substantially limited the overall financial impact from these damaging storms.

•	Net loss ratio was 53.9% as compared to 50.9%, driven by prior year reserve strengthening recorded in the fourth quarter of 2018.

•	Expense ratio improved to 33.4% from 33.5%.

•	Net income increased by $10.1 million, or 9.5%, to $117.1 million.

•	Diluted EPS increased by $0.28 to $3.27 per common share.

•	Increased our normal dividend 14% in the third quarter from $0.14 to $0.16 per share.

•	Declared and paid dividends per common share of $0.73, including a $0.13 special dividend in December 2018.

•	Repurchased approximately 689,000 shares in 2018 at an aggregate cost of $25.3 million.

•	Offered Universal DirectSM in all 17 states in which the Company writes policies as of December 31, 2018.

•	UPCIC commenced writing homeowners policies in New Hampshire.

•	UPCIC implemented an overall 3.4% rate increase in Florida.
Net income was $117.1 million for the year ended December 31, 2018, an increase of $10.1 million, or 9.5%, compared to $106.9 million for the year ended December 31, 2017. The year ended December 31, 2018 is comparatively better due to continued growth of premiums, investment income and other sources revenue. Results in 2018 also include the impact of two hurricanes, Florence and Michael, and an increase in losses and LAE for the strengthening of loss reserves of prior accident years. Reserve strengthening was driven by higher than expected claim costs from prior years relating to litigation, reopened claims and increases in loss settlement trends above carried values. Net unrealized losses on equity securities was $17.2 million in 2018, reducing net income. Also impacting 2018 was a lower effective tax rate. Diluted earnings per common share increased by $0.28 to $3.27 for the year ended December 31, 2018 compared to $2.99 per share for the year ended December 31, 2017, reflecting the increase in net income and a slight decrease in our weighted average diluted shares outstanding. A more detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Years Ended December 31,		Change
	2018	2017	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$1,190,875	$1,055,886	$134,989	12.8%
Change in unearned premium	(69,235)	(56,688)	(12,547)	22.1%
Direct premium earned	1,121,640	999,198	122,442	12.3%
Ceded premium earned	(353,258)	(310,405)	(42,853)	13.8%
Premiums earned, net	768,382	688,793	79,589	11.6%
Net investment income	24,816	13,460	11,356	84.4%
Net realized gains (losses) on sales of securities	(2,089)	2,570	(4,659)	NM
Net change in unrealized gains (losses) of equity securities	(17,169)	—	(17,169)	NM
Commission revenue	22,438	21,253	1,185	5.6%
Policy fees	20,275	18,838	1,437	7.6%
Other revenue	7,163	7,002	161	2.3%
Total premiums earned and other revenues	823,816	751,916	71,900	9.6%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	414,455	350,428	64,027	18.3%
General and administrative expenses	256,488	231,004	25,484	11.0%
Total operating costs and expenses	670,943	581,432	89,511	15.4%
INCOME BEFORE INCOME TAXES	152,873	170,484	(17,611)	(10.3)%
Income tax expense	35,822	63,549	(27,727)	(43.6)%
NET INCOME	$117,051	$106,935	$10,116	9.5%
Other comprehensive income (loss), net of taxes	(4,748)	127	(4,875)	NM
COMPREHENSIVE INCOME	$112,303	$107,062	$5,241	4.9%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$3.27	$2.99	$0.28	9.4%
Weighted average diluted common shares outstanding	35,786	35,809	(23)	NM

Direct premiums written increased by $135.0 million, or 12.8%, for the year ended December 31, 2018, driven by growth within our Florida business of $89.3 million, or 9.7%, as compared to the same period of the prior year, and growth in our Other States business of $45.7 million, or 34.6%, as compared to the same period of the prior year. Florida growth was driven by growth in policy count as well as the impact of an average statewide rate increase of 3.4%, which was approved in early December 2017 and effective for new business beginning on December 7, 2017 and for renewal business beginning on January 26, 2018. Other States growth was driven by continued increase in our agent force, authorization to write in new states (New Hampshire) and organic growth from our existing agent force. We are now actively writing policies in 16 states other than our home state of Florida. Also contributing to growth in Florida and other states is growth in our online platform Universal DirectSM.
Direct premium earned increased by $122.4 million, or 12.3%, for the year ended December 31, 2018, reflecting the earning of premiums written over the past 12 months and changes in rates and policy count during that time.
Ceded premium earned increased by $42.9 million, or 13.8%, for the year ended December 31, 2018. The increase was the result of: (1) a general increase in costs for the Company’s 2018-2019 reinsurance program fueled by growth, compared to the expiring program; and (2) $20.7 million of fully earned reinstatement premiums relating to increases in the Company’s estimated losses associated with third quarter 2017 storm, Hurricane Irma. Ceded premium earned as a percent of direct premium earned was 31.5% for the year ended December 31, 2018 compared to 31.1% for the year ended December 31, 2017.
Premiums earned, net of ceded premium earned, grew by 11.6%, or $79.6 million, to $768.4 million for the year ended December 31, 2018, reflecting the increase in direct premium and ceded premium earned, both of which are discussed above.

Net investment income was $24.8 million for the year ended December 31, 2018, compared to $13.5 million for the year ended December 31, 2017, an increase of $11.4 million, or 84.4%. The increase is the result of several factors including the growth in cash and invested assets compared to the prior year and an increase in book yields, 2.82% in 2018 compared to 1.81% in 2017, which resulted from a shift in asset mix and rising interest rates. Total invested assets were $908.2 million with an average fixed income credit rating of A+ during the year ended December 31, 2018 compared to $730.0 million with an average fixed credit rating of AA- for the same period in 2017. Cash and cash equivalents were $166.4 million at December 31, 2018 compared to $213.5 million at December 31, 2017, a decrease of 22.0%. Cash and cash equivalents are invested short term until needed to settle payments to reinsurers, loss and LAE payments and operating cash needs.

We periodically sell securities from our investment portfolio from time to time when opportunities arise or when circumstances could result in greater losses or lower yields if held. We sold debt securities available-for-sale and equity securities during the year ended December 31, 2018, generating net realized losses of $2.1 million compared to net realized gains of $2.6 million for the year ended December 31, 2017. The investment securities sold during the year ended December 31, 2018 were comprised primarily of municipal securities, which were liquidated in light of their diminished after-tax returns following the enactment of the Tax Act.

The year ended December 31, 2018 included an unrealized loss of $17.2 million, resulting from a decline in the market value of our equity securities portfolio during that period. We highlight that this line item was added during the year ended December 31, 2018, as a result of the adoption of new accounting guidance for equity securities. See “Item 8—Note 2 (Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements)” for more information. The comparable change in unrealized gains (losses) within our equity portfolio for the prior period in 2017 was $2.5 million of pretax loss, which was not included in net income in the prior period in 2017 but was included in other comprehensive income (loss), which is presented net of taxes.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers on reinsurance placed for the Insurance Entities. For the year ended December 31, 2018, commission revenue was $22.4 million, compared to $21.3 million for the year ended December 31, 2017. The increase in commission revenue of $1.2 million, or 5.6%, for the year ended December 31, 2018 was primarily the result of increased ceded premiums in 2018 compared to 2017 as a result of commissions earned from higher ceded premiums under the Company’s June 1, 2018 renewal of its 2018-2019 Reinsurance Program. Commission revenue from reinstatement premiums was $2.7 million in 2018 versus $2.6 million in 2017.

Policy fees for the year ended December 31, 2018, were $20.3 million compared to $18.8 million for the same period in 2017. The increase of $1.4 million, or 7.6%, was the result of an increase in the number of new and renewal policies written during the year ended December 31, 2018 compared to the same period in 2017.

Other revenue, representing revenue from policy installment fees, premium financing and other miscellaneous income, was $7.2 million for the year ended December 31, 2018 compared to $7.0 million for the same period in 2017.

Losses and LAE, net of reinsurance were $414.5 million for the year ended December 31, 2018 compared to $350.4 million for the same period in 2017 as follows:

	For The Year Ended December 31, 2018
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$1,121,640		$353,258		$768,382
Losses and loss adjustment expenses:
Weather events*	$395,000	35.2%	$380,250	107.6%	$14,750	1.9%
Prior year adverse/(favorable) reserve development	622,028	55.5%	522,506	147.9%	99,522	13.0%
All other losses and loss adjustment expenses	308,295	27.5%	8,112	2.3%	300,183	39.1%
Total losses and loss adjustment expenses	$1,325,323	118.2%	$910,868	257.8%	$414,455	53.9%

	For The Year Ended December 31, 2017
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$999,198		$310,405		$688,793
Losses and loss adjustment expenses:
Weather events*	$446,700	44.7%	$417,543	134.5%	$29,157	4.2%
Prior year adverse/(favorable) reserve development	37,173	3.7%	9,674	3.1%	27,499	4.0%
All other losses and loss adjustment expenses	295,249	29.5%	1,477	0.5%	293,772	42.7%
Total losses and loss adjustment expenses	$779,122	77.9%	$428,694	138.1%	$350,428	50.9%
*Includes only weather events beyond expected. Items included in weather events for the year may differ from items included in quarterly reporting.
See “Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.

During the year ended December 31, 2018, we increased gross reserves to account for the impact of Hurricane Irma, a 2017 hurricane, by $513 million to a total of $959.7 million. Substantially all the 2018 development was covered under our reinsurance contracts. The development on claims associated with Hurricane Irma in 2018 resulted from increased litigation, new and reopened claims and higher costs to settle the remaining claims from that event.
Net results during the year ended December 31, 2018 include: charges to losses and LAE of $14.8 million net ($395 million gross) due to the impact of two hurricanes, Hurricanes Florence and Michael; $99.5 million net allocated to strengthen prior accident year’s loss reserves. Prior years reserve strengthening resulted from Hurricane Irma companion claims, which propagated into non-cat systemic claims representation in Florida, resulting in an increase in prior year development. This strengthening resulted in an increase in the frequency (number of claims) and severity (cost of the claim) of non-catastrophe claims spanning several prior accident years, including reopened claims, newly reported claims, increased litigation and increased loss settlements of claims above carried values. Operational focus in the fourth quarter of 2018 was centered on accelerating the settlement of claims to reduce the number of claims outstanding. The increase in prior accident year claim severity and claim frequency reflects the trends and dynamics in the Florida market particularly AOB, systemic claims representation and solicitation of prior years’ claims in the post Irma environment. An AOB is a document signed by a policyholder that allows a third party to be paid for claim services performed for an insured homeowner who would be normally be reimbursed by the insurance company directly after making a claim. We have generally seen an increase in the use of AOBs by Florida policyholders. Claims paid under an AOB often involve unnecessary litigation and as a result cost significantly more than claims settled when an AOB is not involved, with most of the increase going to the attorneys or representatives of policyholders. In August 2018, the Company announced the appointment of a Chief Legal Officer to lead the legal efforts in response to the growing AOB claims and their related increase in litigated claims and costs. We continue to monitor assignment of benefits legislation in Florida and continue to take steps to address the Florida market dynamics. See “Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for five-year development data.
All other net losses and LAE were $300.2 million, or 39.1% of net earned premium, and $293.8 million, or 42.7% of net earned premium for the years ended December 31, 2018 and 2017, respectively. Our claims services entity generated a net benefit of

$72.2 million and $33.5 million to net losses and LAE for settling claims for the years ended December 31, 2018 and 2017, respectively. These amounts reduced net losses and LAE as a percentage of net earned premium by 9.4 and 4.8 percentage points for the years ended December 31, 2018 and 2017, respectively. Reinstatement premium of $20.7 million recorded during the year ended December 31, 2018 increased the net losses and LAE ratio by 1.4 percentage points.

For the year ended December 31, 2018, general and administrative expenses were $256.5 million, compared to $231.0 million for the same period in 2017 as detailed below (dollars in thousands):

	For the Years Ended December 31,				Change
	2018		2017		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$768,382		$688,793		$79,589	11.6%
General and administrative expenses:
Policy acquisition costs	157,327	20.5%	138,846	20.2%	18,481	13.3%
Other operating costs	99,161	12.9%	92,158	13.3%	7,003	7.6%
Total general and administrative expenses	$256,488	33.4%	$231,004	33.5%	$25,484	11.0%

Although costs were up overall, general and administrative costs as a percentage of earned premiums decreased from 33.5% of earned premiums in 2017 to 33.4% of earned premiums in 2018. The increase in general and administrative expenses of $25.5 million was primarily the result of increases in policy acquisition costs of $18.5 million due to commissions associated with increased premium volume and continued premium growth in states that have higher commission rates compared to Florida, and to a lesser extent due to an increase in other operating costs of $7.0 million. Policy acquisition costs for the year ended December 31, 2018 included the receipt of a $6.5 million benefit related to a settlement of prior year premium tax audits with the Florida Department of Revenue. Other operating costs increased by $7.0 million in 2018, which was primarily driven by increases in salary, share-based compensation and a lower level of expenses recovered in 2018 from reinsurers compared to amounts recovered in 2017 related to Hurricane Irma. Other operating costs in 2018 reflected lower amounts spent on advertising and temporary employee expenses. Other operating costs as a percentage of earned premium reduced from 13.3% of earned premium in 2017 to 12.9% of earned premium in 2018.

The expense ratio in 2018 was impacted by the costs noted above and the ratio was further increased by 0.9% due to an increase in fully earned reinstatement premiums paid in 2018 reducing premiums earned, net (the denominator in the ratio). Overall, the expense ratio (general and administrative expenses as a percentage of net earned premiums) benefited from economies of scale as general and administrative expenses did not increase at the same rate as revenues.

Income tax expense decreased by $27.7 million, or 43.6%, for the year ended December 31, 2018, when compared with the year ended December 31, 2017. Our effective tax rate decreased to 23.4% for the year ended December 31, 2018, as compared to 37.3% for the year ended December 31, 2017. The decrease in both income tax expense and our effective tax rate was primarily the result of the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). See “Item 8—Note 12 (Income Taxes)” for an explanation of the change in our effective tax rates.

Other comprehensive income (loss), net of taxes for the year ended December 31, 2018 was $4.7 million of net unrealized losses related to debt securities available-for-sale compared to other comprehensive income of $0.1 million related to net unrealized gains on debt securities available-for-sale and equity securities for 2017. On January 1, 2018 we adopted ASU 2016-01. See “Item 8—Note 14 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income and loss for these periods and “Item 8—Note 2 (Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements)” for a discussion on the adoption.

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

	(in thousands)
	Years Ended December 31,		Change
	2017	2016	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$1,055,886	$954,617	$101,269	10.6%
Change in unearned premium	(56,688)	(33,390)	(23,298)	69.8%
Direct premium earned	999,198	921,227	77,971	8.5%
Ceded premium earned	(310,405)	(288,811)	(21,594)	7.5%
Premiums earned, net	688,793	632,416	56,377	8.9%
Net investment income	13,460	9,540	3,920	41.1%
Net realized gains (losses) on investments	2,570	2,294	276	12.0%
Commission revenue	21,253	17,733	3,520	19.8%
Policy fees	18,838	16,880	1,958	11.6%
Other revenue	7,002	6,426	576	9.0%
Total premiums earned and other revenues	751,916	685,289	66,627	9.7%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	350,428	301,229	49,199	16.3%
General and administrative expenses	231,004	221,177	9,827	4.4%
Total operating costs and expenses	581,432	522,406	59,026	11.3%
INCOME BEFORE INCOME TAXES	170,484	162,883	7,601	4.7%
Income tax expense	63,549	63,473	76	0.1%
NET INCOME	$106,935	$99,410	$7,525	7.6%
Other comprehensive income (loss), net of taxes	127	(2,402)	2,529	NM
COMPREHENSIVE INCOME	$107,062	$97,008	$10,054	10.4%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$2.99	$2.79	$0.20	7.2%
Weighted average diluted common shares outstanding	35,809	35,650	159	0.4%

For the year ended December 31, 2017, our growth in direct premiums written increased by 10.6% overall to $1,055.9 million, including an increase of 7.4% to $924.0 million within Florida and an increase of 40.4% to $131.9 million in our Other States book. Growth within Florida includes both continued organic growth and the positive effect of increased policyholder retention and the associated premium volume surrounding Hurricane Irma, while growth in our Other States book includes continued expansion within states where we already had a presence prior to 2017, as well as the addition of two new states during the year (New Jersey and New York).
Direct premium earned increased by 8.5% to $999.2 million for the year ended December 31, 2017, from $921.2 million in the prior year. The increase in direct premium earned reflects the growth within both our Florida and Other States books, as discussed above, which has occurred over the past 12 months.
Ceded premium earned was $310.4 million for the year ended December 31, 2017, compared to $288.8 million for the year ended December 31, 2016. The increase in ceded earned premiums of $21.6 million is attributable to increased costs associated with our 2017/2018 reinsurance program (which runs from June 1 to May 31 of the following year), reflecting increased ceded exposure from policy growth as well as coverage and limit improvements as compared to the 2016/2017 reinsurance program. Our overall reinsurance spend as a percentage of direct premium earned held steady at 31% for the year ended December 31, 2017 as compared to the prior year.
Premiums earned, net increased by 8.9% to $688.8 million for the year ended December 31, 2017, compared to $632.4 million for the year ended December 31, 2016. The growth was the result of the increase in direct premium earned and was partially offset by the increase in ceded premium earned, both of which are discussed above.
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

We periodically sell investment securities from our portfolio of securities available-for-sale when opportunities arise or when circumstances could result in greater losses if such securities continue to be held. We sold investment securities available-for-sale during the year ended December 31, 2017 resulting in a net realized gain of $2.6 million compared to a net realized gain of $2.3 million during the year ended December 31, 2016.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers on reinsurance placed for the Insurance Entities. For the year ended December 31, 2017, commission revenue grew by $3.6 million, or 19.8%, to $21.3 million, compared to $17.7 million for the year ended December 31, 2016. The increase was the result of overall changes in the structure of the reinsurance programs in effect, the amount of premiums paid for reinsurance on our growing exposures and the types of reinsurance contracts used in each program, as well as a benefit of approximately $2.0 million related to reinstatement premium commissions received by BARC following Hurricane Irma.
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

Losses and LAE, net of reinsurance were $350.4 million for the year ended December 31, 2017 compared to $301.2 million for the same period in 2016 as follows:

	For the Year Ended December 31, 2017
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$999,198		$310,405		$688,793
Losses and loss adjustment expenses:
Hurricane Irma losses and loss adjustment expenses	$446,700	44.7%	$417,543	134.5%	$29,157	4.2%
All other losses and loss adjustment expenses	332,422	33.3%	11,151	3.6%	321,271	46.7%
Total losses and loss adjustment expenses	$779,122	78.0%	$428,694	138.1%	$350,428	50.9%

	For the Year Ended December 31, 2016
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$921,227		$288,811		$632,416
Losses and loss adjustment expenses:
Weather events*	$51,400	5.6%	$5,300	1.8%	$46,100	7.3%
All other losses and loss adjustment expenses	251,636	27.3%	(3,493)	(1.2)%	255,129	40.3%
Total losses and loss adjustment expenses	$303,036	32.9%	$1,807	0.6%	$301,229	47.6%
* Includes only weather events beyond expected.
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
In the fourth quarter of 2017, the Company recorded reserve of $44.7 million for the reserve strengthening comprised of (1) $26.4 million for unfavorable prior year reserve development related to accident years 2013, 2015 and 2016 and (2) $18.3 million for unfavorable development for the 2017 accident year. Each year reserve re-estimates, as described in “Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)”, are conducted and the difference between indicated reserves based on new reserve estimates and the previously recorded estimate is recorded and included in “Losses and loss adjustment expenses” in the Consolidated Statements of Income. An AOB is a document signed by a policyholder that allows a third party to be paid for services performed for an insured homeowner who would normally be reimbursed by the insurance company directly after making a claim. The Company has generally seen an increase in the use of AOB’s by Florida policyholders. Claims paid under an AOB often involve unnecessary litigation and as a result cost the Company significantly more than claims settled when an AOB is not involved. Reserve re-estimates in 2017 resulted in unfavorable prior year reserve development of $27.7 million, compared to favorable prior year reserve development of $4.7 million in 2016. Unfavorable prior year loss reserve development in 2017 related to accident years 2013, 2015, and 2016, primarily as a result of increased litigation frequency surrounding the AOB issue within our Florida policies.

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

For the year ended December 31, 2017, general and administrative expenses were $231.0 million, compared to $221.2 million for the same period in 2016, as detailed below (dollars in thousands):

	For the Years Ended December 31,				Change
	2017		2016		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$688,793		$632,416		$56,377	8.9%
General and administrative expenses:
Policy acquisition costs	138,846	20.2%	125,979	19.9%	12,867	10.2%
Other operating costs	92,158	13.3%	95,198	15.1%	(3,040)	(3.2)%
Total general and administrative expenses	$231,004	33.5%	$221,177	35.0%	$9,827	4.4%

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
Comprehensive income includes net income and other comprehensive income or loss. Other comprehensive income, net of taxes for the year ended December 31, 2017 was $0.1 million compared to a loss of $2.4 million for the same period in 2016. Other comprehensive income (loss) represents after tax changes to equity which are not recognized in net income, including changes in the fair value of securities available-for-sale held in our investment portfolio and any reclassifications out of cumulative other comprehensive income for securities sold. See “Item 8—Note 14 (Other Comprehensive Income (Loss)).”

ANALYSIS OF FINANCIAL CONDITION AS OF DECEMBER 31, 2018 COMPARED TO DECEMBER 31, 2017
We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. Our policy is to invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of December 31,
Type of Investment	2018	2017
Available-for-sale debt securities	$820,438	$639,334
Available-for-sale short-term investments	—	10,000
Equity securities	63,277	62,215
Investment real estate, net	24,439	18,474
Total	$908,154	$730,023

See “Item 8—Consolidated Statements of Cash Flows” for explanations of changes in investments.
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the remaining coverage period of our reinsurance program, which runs from June 1 to May 31 of the following year. The increase of $9.9 million to $142.8 million as of December 31, 2018 was due primarily to an increase in ceded written premium for the reinsurance costs relating to our 2018-2019 catastrophe reinsurance program beginning June 1, 2018, less amortization of those costs recorded during 2018.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, loss adjustment expenses and expenses that are expected to be recoverable from reinsurers. The increase of $236.2 million to $418.6 million as of December 31, 2018 was due to increases in ceded loss reserves as the result of Hurricanes Michael and Florence in the current year and prior year reserve development on Hurricane Irma recorded in 2018. The largest unsettled balances during the year relate to claims ceded to reinsurers from Hurricane Irma and to a lesser extent Hurricanes Michael and Florence.
Premiums receivable, net represents amounts receivable from policyholders. The increase in premiums receivable, net of $3.4 million to $59.9 million as of December 31, 2018 relates to both the growth in and seasonality of the Company’s business.
Deferred policy acquisition costs increased $11.6 million to $84.7 million as of December 31, 2018, which is consistent with the underlying premium growth and seasonality of the Company’s business. See “Item 8—Note 5 (Insurance Operations)” for a roll-forward in the balance of our deferred policy acquisition costs.
Income taxes recoverable represents tax payments in excess of estimated tax obligations to taxing authorities which totaled $11.2 million recoverable as of December 31, 2018 compared to $9.5 million recoverable as of December 31, 2017. Income taxes recoverable as of December 31, 2018 will be applied to future periods for federal and state income taxes.
Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse. During the year ended December 31, 2018, the deferred income tax asset-net increased by $5.3 million to $14.6 million primarily due to an increase in the deferred tax benefit from increases in unrealized losses in investments.
See “Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and loss adjustment expenses. Unpaid losses and loss adjustment expenses increased by $224.4 million to $473 million as of December 31, 2018. The increase in unpaid losses and loss adjustment expenses was principally due to 2018 weather events specifically Hurricanes Florence and Matthew, adverse development on prior years estimated claims and claims from the current year. Prior year development includes amounts recorded in 2018 to increase amounts recorded for Hurricane Irma claims by $522 million to $969 million. Unpaid losses and loss adjustment expenses are net of estimated subrogation recoveries of $99 million at December 31, 2018 compared to $85 million at December 31, 2017. In August 2018, the Company announced the appointment of a Chief Legal Officer to lead the legal efforts in response to growing AOB claims and their related increase in litigated claims and costs. The Company has also expanded its initiatives to expedite claims payments, including the ability of our mobile claims teams to rapidly settle certain claims, which we refer to as “Fast Track,” and pursuing the anticipated benefits from subrogation collections.
Unearned premium represents the portion of direct premiums written that will be earned pro-rata in the future. The increase of $69.2 million to $601.7 million as of December 31, 2018 reflects both organic growth and seasonality of our business as described under “—Overview”.
Advance premium represents premium payments made by policyholders in advance of the effective date of the policies totaling $26.2 million as of December 31, 2018 and December 31, 2017 and reflects customer payment behavior of our business as described under “—Overview”.
Book overdrafts represent outstanding checks or drafts in excess of cash on deposit with banking institutions and are examined to determine if a legal right of offset exists for accounts within the same banking institution at each balance sheet date. The Company maintains a short-term cash investment sweep to maximize investment returns on cash balances. Due to sweep activities, certain outstanding items are recorded as book overdrafts, which totaled $102.8 million as of December 31, 2018 compared to $36.7 million as of December 31, 2017. The increase of $66.1 million is the result of lower cash balances available for offset as of December 31, 2018 compared to December 31, 2017.
Reinsurance payable, net principally represents the unpaid ceded written premiums owed to reinsurers in connection with the renewal of the Company’s 2018-2019 catastrophe reinsurance program on June 1, 2018, and to a lesser extent unpaid reinstatement premiums and cash advances received from reinsurers. The balance decreased by $17.1 million to $93.3 million as of December 31, 2018 as a result of reductions in cash advances received from reinsurers. Ceded premiums for the 2018-2019 catastrophe reinsurance program are paid in installments over the June 1 to May 31 policy term.
Other liabilities and accrued expenses increased by $0.3 million to $45.4 million as of December 31, 2018, primarily driven by an increase in other liabilities due to timing of payments.
Capital resources, net increased by $60.2 million and includes increases in stockholders’ equity of $61.6 million, offset by reduction in long-term debt of $1.5 million. The increases in stockholders’ equity were principally the result of $117.1 million of 2018 net income and $0.2 million of stock-based compensation transactions, offset by $25.3 million in treasury stock purchases, $25.5 million in dividends to shareholders and $4.7 million in accumulated other comprehensive loss as a result of increases in unrealized losses on our available-for-sale debt securities, net of tax.
The reduction in long-term debt was the result of principal payments on debt during 2018. See “—Liquidity and Capital Resources” and “Item 8—Note 8 (Stockholders’ Equity)” for explanation of changes in treasury stock.
Additional paid-in-capital increased $0.2 million resulting from share-based compensation expense of $12.8 million and stock option exercises of $36.6 million for the year ended December 31, 2018. This was offset by the common stock value acquired through cashless stock option exercise and tax withholdings on the intrinsic value of stock option exercise, restricted stock and performance units vested for share-based payment transactions of $49.2 million for the year ended December 31, 2018.

Liquidity and Capital Resources
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short- and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements and we expect that, in the future, funds from operations will continue to meet such requirements.
The balance of cash and cash equivalents as of December 31, 2018 was $166.4 million, compared to $213.5 million at December 31, 2017. See “Item 8—Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between December 31, 2018 and 2017. The decrease in cash and cash equivalents was driven by cash flows used for investing and financing activities in excess of those generated from operating activities. The Company maintains a short-term investment cash sweep to maximize investment returns on cash balances. Due to the sweep activities, certain outstanding items were recorded as “Book Overdraft” in the consolidated financial statements. Cash and cash equivalents balances are available to settle book overdrafts, pay reinsurance premiums, pay expenses and pay claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF is paid in three installments on August 1st, October 1st, and December 1st, and third-party reinsurance is paid in four installments on July 1st, October 1st, January

1st and April 1st, resulting in significant payments at those times. See “Item 8—Note 15 (Commitments and Contingencies)” and “Contractual Obligations” for more information.
During 2018, hurricanes were a significant liquidity event to the Company. The Company’s reinsurance program performed as expected providing sufficient liquidity in the form of cash advances for paid losses ceded to the reinsurers. During 2018, the Company collected substantially all of the amounts ceded to reinsurers and did not have to use funds in the Company’s investment portfolio.
The balance of restricted cash and cash equivalents as of December 31, 2018 and 2017 includes cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business.
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
The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Commissioner of the FLOIR is subject to restrictions as referenced in “Item 8—Note 5 (Insurance Operations).” The maximum dividend that may be paid by the Insurance Entities to UVECF without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the year ended December 31, 2018, the Insurance Entities did not pay dividends to UVECF. During the year ended December 31, 2017, UPCIC paid a $30.0 million dividend to UVECF.
Liquidity for the Insurance Entities is primarily required to cover payments for reinsurance premiums, claims payments including potential payments of catastrophe losses (offset by recovery of any reimbursement amounts under our reinsurance agreements), fees paid to affiliates for managing general agency services, inspections and claims adjusting services, agent commissions, premiums and income taxes, regulatory assessments, general operating expenses, and interest and principal payments on debt obligations. The principal source of liquidity for the Insurance Entities consists of the revenue generated from the collection of net premiums, interest and dividend income from the investment portfolio, the collection of reinsurance recoverable and financing fees.
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
As noted above, the Tax Act has decreased the statutory corporate tax rate from 35.0% to 21.0% for tax years beginning after December 31, 2017. Going forward, the Company expects to see an overall benefit from the Act, primarily from lower statutory tax rates offset by certain other provisions, principally the provision limiting the deductibility of certain executive compensation.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-equity total capital ratio and debt-to-equity ratio for the periods presented (dollars in thousands):

	As of December 31,
	2018	2017
Stockholders’ equity	$501,633	$439,988
Total long-term debt	11,397	12,868
Total capital	$513,030	$452,856

Debt-to-total capital ratio	2.2%	2.8%
Debt-to-equity ratio	2.3%	2.9%
The Insurance Entities are required annually to comply with the NAIC RBC requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2018, based on calculations using the appropriate NAIC RBC formula, the Insurance Entities’ reported, and respective total adjusted capital was in excess of the requirements. Failure by the Insurance Entities to maintain the required level of statutory capital and surplus could result in the suspension of their authority to write new or renewal business, other regulatory actions, or ultimately, in the revocation of their certificate of authority by the FLOIR.
In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. UPCIC is in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to submit quarterly filings to the FLOIR; (iii) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (iv) misuses proceeds of the surplus note; (v) makes any misrepresentations in the application for the program; (vi) pays any dividend when principal or interest payments are past due under the surplus note; or (vii) fails to maintain a level of surplus and reinsurance sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the FLOIR annually. To avoid a penalty rate, UPCIC must maintain either a ratio of net written premium to surplus of 2:1 or a ratio of gross written premium of 6:1 according to a calculation method set forth in the surplus note. As of December 31, 2018, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates. At December 31, 2018, UPCIC was in compliance with the terms of the surplus note. Total adjusted capital surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.
The Company may repurchase shares from time to time at its discretion, based on ongoing assessments of the capital needs of the Company, the market price of its common stock and general market conditions. The Company will fund the share repurchase program with cash from operations. During the year ended December 31, 2018, there were two authorized repurchase plans in effect:

•
On September 5, 2017, UVE announced that its Board of Directors authorized the repurchase of up to $20 million of the Company’s outstanding common stock through December 31, 2018. UVE repurchased 558,647 shares of its common stock on the open market at an aggregate price of $20 million with an average price per share of $35.80. The Company completed this share repurchase program in December 2018.

•
In December 2018, UVE announced that its Board of Directors authorized a share repurchase program under which UVE may repurchase shares in the open market up to $20 million of its outstanding shares of common stock through May 31, 2020. UVE repurchased 138,234 shares, at an aggregate price of approximately $5.5 million, pursuant to such repurchase program through December 31, 2018.

During the year ended December 31, 2018, we repurchased an aggregate of 688,689 shares of UVE’s common stock in the open market. Also see “Part II, Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended December 31, 2018.

Cash Dividends
The following table summarizes the dividends declared and paid by the Company during the year ended December 31, 2018:

	Dividend	Shareholders	Dividend	Cash Dividend
2018	Declared Date	Record Date	Payable Date	Per Share Amount
First Quarter	January 22, 2018	February 28, 2018	March 12, 2018	$0.14
Second Quarter	April 12, 2018	April 27, 2018	May 4, 2018	$0.14
Third Quarter	May 29, 2018	July 2, 2018	July 16, 2018	$0.16
Fourth Quarter	November 16, 2018	November 27, 2018	December 4, 2018	$0.29

Reinsurance Recoverable
The following table provides total unpaid loss and LAE, net of related reinsurance recoverable for the dates presented (in thousands):

	Years Ended December 31,
	2018	2017
Unpaid loss and LAE, net	$55,765	$58,669
IBNR loss and LAE, net	23,699	7,351
Total unpaid loss and LAE, net	$79,464	$66,020

Reinsurance recoverable on unpaid loss and LAE	$47,103	$57,261
Reinsurance recoverable on IBNR loss and LAE	346,262	125,144
Total reinsurance recoverable on unpaid loss and LAE	$393,365	$182,405

Statutory Loss Ratios

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

The following table provides the statutory loss ratios, expense ratios and combined ratios for the periods indicated for the Insurance Entities:

	Years Ended December 31,
	2018	2017
Loss and LAE Ratio (1)
UPCIC	63%	56%
APPCIC	63%	82%
Expense Ratio (1)
UPCIC	35%	35%
APPCIC	70%	47%
Combined Ratio (1)
UPCIC	98%	91%
APPCIC	133%	129%

(1)
The ratios are net of ceded premiums and losses and LAE, including premiums ceded to the Company’s catastrophe reinsurers which comprise a significant cost, and losses and LAE ceded to reinsurers. The expense ratio includes management fees and commissions, which are based on market rates, paid to an affiliate of the Insurance Entities in the amount of $95.1 million and $84.7 million for UPCIC for the years ended December 31, 2018 and 2017, respectively, and $0.6 million for each of the years ended December 31, 2018 and 2017 for APPCIC. The management fees and commissions paid to the affiliate are eliminated in consolidation.
Ratings
The Insurance Entities’ financial strength is rated by a rating agency to measure the Insurance Entities’ ability to meet their financial obligations to its policyholders. The agency maintains a letter scale Financial Stability Rating® system ranging from A” (A double prime) to L (licensed by state regulatory authorities).
In November 2018, Demotech, Inc. affirmed the Financial Stability Rating® of “A” for the Insurance Entities. According to Demotech, Inc., the assigned rating represents a company’s continued positive surplus related to policyholders, liquidity of invested assets, an acceptable level of financial leverage, reasonable loss and loss adjustment expense reserves, and realistic pricing. The ratings of the Insurance Entities are subject to at least annual review by Demotech, Inc., and may be revised upward or downward or revoked at the sole discretion of Demotech, Inc. Financial Stability Ratings® are primarily directed towards policyholders, and are not evaluations directed toward the protection of investors in a company, including holders of a company’s common stock, and are not recommendations to buy, sell or hold securities. See “Item 1A—Risk Factors—A downgrade in our Financial Stability Rating® may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition.”
Contractual Obligations
The following table represents our contractual obligations for which cash flows are fixed or determinable as of December 31, 2018 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Reinsurance payable and multi-year commitments (1)	$209,582	$93,306	$116,276	$—	$—
Unpaid losses and LAE, direct (2)	472,829	292,681	131,919	36,408	11,821
Long-term debt	12,792	1,803	5,137	3,200	2,652
Total contractual obligations	$695,203	$387,790	$253,332	$39,608	$14,473

(1)	The 1-3 years amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 8—Note 15 (Commitments and Contingencies).”

(2)
There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through December 31, 2018.

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

Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) revised U.S. GAAP with the issuance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), that introduces a new process for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new ASU will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income and (4) beneficial interests in securitized financial assets. The ASU changes the current practice of recording a permanent write down, (other than temporary impairment), for probable credit losses, which is more restrictive than the new ASU requirement that would estimate credit losses, then recorded through a temporary allowance account that can be re-measured as estimated credit losses change. The ASU further limited estimated credit losses relating to available-for-sale securities to the amount which fair value is below amortized cost. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In March 2017, FASB revised U.S. GAAP with the issuance of ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs, to amend the amortization period for certain purchased callable debt securities held at a premium. Current U.S. GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. The new ASU shortens the amortization period of certain purchased callable debt securities to the earliest call date. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Under the current U.S. GAAP, you could consider the call dates and estimate if you had a large number of similar securities and you were basing your judgment on actual experience. Our service provider (who processes the accounting for our investment transactions) has many similar securities on their system and can make that type of determination. As a result, we currently account for the amortization under the proposed ASU and there will be no impact to our results of operations, financial condition or liquidity.

In August 2018, the FASB revised U.S. GAAP with the issuance of ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.  The ASU removes, modifies and adds certain disclosure requirements associated with fair value measurements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. We are currently evaluating our time line for the adoption of this ASU, which only affects the presentation of certain disclosures and is not expected to impact our results of operations, financial position or liquidity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, available-for-sale short-term investments and equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of December 31, 2018 is comprised of available-for-sale debt securities and equities securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
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
See “Item 8—Note 3 (Investments)” and “Item 1—Business—Investments” for more information about our Financial Instruments.

Interest Rate Risk
Interest rate risk is the sensitivity of the fair market value of a fixed-rate Financial Instrument to changes in interest rates. Generally, when interest rates rise, the fair value of our fixed-rate Financial Instruments declines over the remaining term of the agreement.

The following tables provide information about our fixed income Financial Instruments as of December 31, 2018 compared to December 31, 2017, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared and fair market value and the related book yield compared to coupon yield (dollars in thousands):

	December 31, 2018
	2019	2020	2021	2022	2023	Thereafter	Other	Total
Amortized cost	$123,110	$109,690	$114,580	$55,542	$121,363	$301,454	$5,388	$831,127
Fair market value	$122,333	$108,564	$112,917	$54,309	$119,945	$297,214	$5,156	$820,438
Coupon rate	2.04%	2.35%	2.63%	2.99%	3.32%	3.90%	6.15%	3.11%
Book yield	1.88%	2.24%	2.43%	2.83%	3.18%	3.68%	5.96%	2.94%
* Years to effective maturity - 3.5 years

	December 31, 2017
	2018	2019	2020	2021	2022	Thereafter	Other	Total
Amortized cost	$120,902	$116,355	$94,560	$87,879	$59,215	$168,406	$6,398	$653,715
Fair market value	$120,878	$115,651	$94,186	$86,794	$58,476	$166,720	$6,629	$649,334
Coupon rate	1.96%	2.03%	2.44%	2.50%	3.07%	4.18%	6.55%	2.83%
Book yield	1.59%	1.71%	2.02%	2.03%	2.35%	3.68%	6.16%	2.09%
* Years to effective maturity - 2.5 years

All securities, except those with perpetual maturities, were categorized in the tables above utilizing years to effective maturity. Effective maturity takes into consideration all forms of potential prepayment, such as call features or prepayment schedules, that shorten the lifespan of contractual maturity dates.

Equity Price Risk
Equity price risk is the potential for loss in fair value of Financial Instruments in common stock and mutual funds from adverse changes in the prices of those Financial Instruments.
The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	December 31, 2018		December 31, 2017
	Fair Value	Percent	Fair Value	Percent
Equity securities:
Common stock	$15,564	24.6%	$18,811	30.2%
Mutual funds	47,713	75.4%	43,404	69.8%
Total equity securities	$63,277	100.0%	$62,215	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at December 31, 2018 and 2017 would have resulted in a decrease of $12.7 million and $12.4 million, respectively, in the fair value of those securities.

Item 8.	Financial Statements and supplementary data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Universal Insurance Holdings, Inc. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Universal Insurance Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the COSO framework.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 1, 2019

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2018	2017
ASSETS
Available-for-sale debt securities, at fair value (amortized cost: $831,127 and $643,715)	$820,438	$639,334
Available-for-sale short-term investments, at fair value (amortized cost: $10,000)	—	10,000
Equity securities, at fair value (cost: $86,271 and $68,040)	63,277	62,215
Investment real estate, net	24,439	18,474
Total invested assets	908,154	730,023
Cash and cash equivalents	166,428	213,486
Restricted cash and cash equivalents	2,635	2,635
Prepaid reinsurance premiums	142,750	132,806
Reinsurance recoverable	418,603	182,405
Premiums receivable, net	59,858	56,500
Property and equipment, net	34,991	32,866
Deferred policy acquisition costs	84,686	73,059
Income taxes recoverable	11,159	9,472
Deferred income tax asset, net	14,586	9,286
Other assets	14,540	12,461
Total assets	$1,858,390	$1,454,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$472,829	$248,425
Unearned premiums	601,679	532,444
Advance premium	26,222	26,216
Accounts payable	3,059	2,866
Book overdraft	102,843	36,715
Reinsurance payable, net	93,306	110,381
Other liabilities and accrued expenses	45,422	45,096
Long-term debt	11,397	12,868
Total liabilities	1,356,757	1,015,011
Commitments and Contingencies (Note 15)
STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference - $9.99 and $9.99 per share
Common stock, $.01 par value	465	458
Authorized shares - 55,000
Issued shares - 46,514 and 45,778
Outstanding shares - 34,783 and 34,735
Treasury shares, at cost - 11,731 and 11,043	(130,399)	(105,123)
Additional paid-in capital	86,353	86,186
Accumulated other comprehensive income (loss), net of taxes	(8,010)	(6,281)
Retained earnings	553,224	464,748
Total stockholders’ equity	501,633	439,988
Total liabilities and stockholders’ equity	$1,858,390	$1,454,999
The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$1,190,875	$1,055,886	$954,617
Change in unearned premium	(69,235)	(56,688)	(33,390)
Direct premium earned	1,121,640	999,198	921,227
Ceded premium earned	(353,258)	(310,405)	(288,811)
Premiums earned, net	768,382	688,793	632,416
Net investment income	24,816	13,460	9,540
Net realized gains (losses) on sale of securities	(2,089)	2,570	2,294
Net change in unrealized gains (losses) of equity securities	(17,169)	—	—
Commission revenue	22,438	21,253	17,733
Policy fees	20,275	18,838	16,880
Other revenue	7,163	7,002	6,426
Total premiums earned and other revenues	823,816	751,916	685,289
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	414,455	350,428	301,229
General and administrative expenses	256,488	231,004	221,177
Total operating costs and expenses	670,943	581,432	522,406
INCOME BEFORE INCOME TAXES	152,873	170,484	162,883
Income tax expense	35,822	63,549	63,473
NET INCOME	$117,051	$106,935	$99,410
Basic earnings per common share	$3.36	$3.07	$2.85
Weighted average common shares outstanding - Basic	34,856	34,841	34,919
Diluted earnings per common share	$3.27	$2.99	$2.79
Weighted average common shares outstanding - Diluted	35,786	35,809	35,650
Cash dividend declared per common share	$0.73	$0.69	$0.69

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2018	2017	2016
Net income	$117,051	$106,935	$99,410
Other comprehensive income (loss)	(4,748)	127	(2,402)
Comprehensive income (loss)	$112,303	$107,062	$97,008

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016
(in thousands)

	Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2015	45,525	10	$455	$—	$70,789	$306,656	$(4,006)	$(80,802)	$293,092
Stock option exercises	124	—	1	—	905	—	—	(6,238)	(5,332)
Purchases of treasury stock	—	—	—	—	—	—	—	(8,510)	(8,510)
Treasury shares reissued	—	—	—	—	7,670	—	—	2,330	10,000
Retirement of treasury shares	(325)	—	(3)	—	(6,235)	—	—	6,238	—
Share-based compensation	—	—	—	—	10,288	—	—	—	10,288
Net income	—	—	—	—	—	99,410	—	—	99,410
Change in net unrealized gains (losses) (1)	—	—	—	—	—	—	(2,402)	—	(2,402)
Excess tax benefit (shortfall), net (2)	—	—	—	—	(1,154)	—	—	—	(1,154)
Declaration of dividends ($0.69 per common share and $1.00 per preferred share)	—	—	—	—	—	(24,202)	—	—	(24,202)
Balance, December 31, 2016	45,324	10	453	—	82,263	381,864	(6,408)	(86,982)	371,190
Vesting of performance share units	115	—	1	—	(1)	—	—	(1,183)	(1,183)
Stock option exercises	804	—	8	—	5,578	—	—	(11,625)	(6,039)
Common stock issued	26	—	1	—	634	—	—	—	635
Retirement of treasury shares	(491)	—	(5)	—	(12,803)	—	—	12,808	—
Purchases of treasury stock	—	—	—	—	—	—	—	(18,141)	(18,141)
Share-based compensation	—	—	—	—	10,515	—	—	—	10,515
Net income	—	—	—	—	—	106,935	—	—	106,935
Change in net unrealized gains (losses) (1)	—	—	—	—	—	—	127	—	127
Declaration of dividends ($0.69 per common share and $1.00 per preferred share)	—	—	—	—	—	(24,051)	—	—	(24,051)
Balance, December 31, 2017	45,778	10	458	—	86,186	464,748	(6,281)	(105,123)	439,988
Cumulative effect of change in accounting principle (ASU 2016-01)	—	—	—	—	—	(3,601)	3,601	—	—
Balance, January 1, 2018	45,778	10	458	—	86,186	461,147	(2,680)	(105,123)	439,988
Vesting of performance share units	127	—	1	—	(1)	—	—	(1,273)	(1,273)
Grants and vesting of restricted stock	80	—	1	—	(1)	—	—	(154)	(154)
Stock option exercises	1,890	—	19	—	36,568	—	—	(47,772)	(11,185)
Retirement of treasury shares	(1,361)	—	(14)	—	(49,185)	—	—	49,199	—
Purchases of treasury stock	—	—	—	—	—	—	—	(25,276)	(25,276)
Share-based compensation	—	—	—	—	12,786	—	—	—	12,786
Net income	—	—	—	—	—	117,051	—	—	117,051
Change in net unrealized gains (losses) (1)	—	—	—	—	—	—	(4,748)	—	(4,748)
Reclassification of income taxes upon adoption of ASU 2018-02	—	—	—	—	—	582	(582)	—	—
Declaration of dividends ($0.73 per common share and $1.00 per preferred share)	—	—	—	—	—	(25,556)	—	—	(25,556)
Balance, December 31, 2018	46,514	10	$465	$—	$86,353	$553,224	$(8,010)	$(130,399)	$501,633

(1)
Represents change in fair value of available-for-sale investments, net of income tax provision of $76 thousand for the year ended December 31, 2017 and a change in fair value of available-for-sale investments, net of income tax benefit of $1,560 thousand and $1,486 thousand for the years ended December 31, 2018 and 2016, respectively.

(2)
Excess tax benefit (shortfall), net for the year ended December 31, 2016 were recognized in additional paid-in capital. For the years ended December 31, 2018 and 2017 excess tax benefit (shortfall) were recognized in income tax expense in the consolidated statements of income when the share-based awards vest or are settled. See “—Note 9 (Share-Based Compensation).”

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net Income	$117,051	$106,935	$99,410
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	467	501	406
Depreciation and amortization	4,820	4,058	3,242
Amortization of share-based compensation	12,786	10,515	10,288
Amortization of original issue discount on debt	—	10	149
Accretion of deferred credit	—	—	(149)
Book overdraft increase (decrease)	66,128	36,715	—
Net realized (gains) losses sale of securities	2,089	(2,570)	(2,294)
Net change in unrealized gains (losses) of equity securities	17,169	—	—
Amortization of premium/accretion of discount, net	1,482	3,994	3,481
Deferred income taxes	(3,740)	1,309	4,724
Excess tax (benefit) shortfall from share-based compensation	(5,427)	(5,793)	1,154
Other	196	35	31
Issuance of common stock	—	634	—
Net change in assets and liabilities relating to operating activities:
Prepaid reinsurance premiums	(9,944)	(8,421)	(9,712)
Reinsurance recoverable	(236,198)	(182,299)	22,747
Reinsurance receivable, net	—	186	167
Premiums receivable, net	(3,823)	(3,162)	(3,249)
Accrued investment income	(1,149)	(708)	(1,514)
Income taxes recoverable	3,741	(417)	1,004
Deferred policy acquisition costs, net	(11,627)	(8,147)	(4,893)
Other assets	(968)	(1,860)	767
Unpaid losses and loss adjustment expenses	224,404	189,931	(40,346)
Unearned premiums	69,235	56,688	33,390
Accounts payable	193	(321)	2,809
Reinsurance payable, net	(17,075)	29,490	7,306
Other liabilities and accrued expenses	289	9,287	(505)
Advance premium	6	8,420	(7,017)
Net cash provided by (used in) operating activities	230,105	245,010	121,396
Cash flows from investing activities:
Proceeds from sale of property and equipment	35	23	36
Purchases of property and equipment	(6,731)	(4,618)	(8,223)
Purchases of equity securities	(25,803)	(89,302)	(66,688)
Purchases of available -for-sale debt securities	(437,635)	(180,604)	(320,131)
Purchases of short-term investments	—	(10,000)	—
Purchases of investment real estate, net	(6,375)	(7,218)	(5,496)
Proceeds from sales of equity securities	8,285	77,640	60,558
Proceeds from sales of available-for-sale debt securities	134,591	26,179	86,018
Maturities of available-for-sale debt securities	111,347	97,191	54,615
Maturities of short-term investments	10,000	5,000	25,000
Net cash provided by (used in) investing activities	(212,286)	(85,709)	(174,311)
Cash flows from financing activities:
Preferred stock dividend	(10)	(10)	(10)
Common stock dividend	(25,508)	(24,001)	(24,192)
Issuance of common stock for stock option exercises	102	—	119
Purchase of treasury stock	(25,276)	(18,141)	(8,510)
Sale of treasury stock	—	—	2,965
Payments related to tax withholding for share-based compensation	(12,714)	(7,223)	(5,451)
Excess tax benefit (shortfall) from share-based compensation	—	—	(1,154)
Repayment of debt	(1,471)	(2,170)	(2,136)
Net cash provided by (used in) financing activities	(64,877)	(51,545)	(38,369)
Cash and cash equivalents, and restricted cash and cash equivalents:
Net increase (decrease) during the period	(47,058)	107,756	(91,284)
Balance, beginning of period	216,121	108,365	199,649
Balance, end of period	$169,063	$216,121	$108,365

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Supplemental cash and non-cash flow disclosures:
Interest paid	$346	$348	$421
Income taxes paid	$41,996	$68,883	$63,378
Income tax refund	$747	$434	$5,633

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Consolidated Balance Sheets (in thousands):

	As of December 31,
	2018	2017	2016
Cash and cash equivalents	$166,428	$213,486	$105,730
Restricted cash and cash equivalents (1)	2,635	2,635	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$169,063	$216,121	$108,365

(1) See “—Note 5 (Insurance Operations),” for a discussion of the nature of the restrictions for restricted cash and cash equivalents.

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations, Basis of Presentation and Consolidation
Universal Insurance Holdings, Inc. (“UVE”) is a Delaware corporation incorporated in 1990. UVE with its wholly-owned subsidiaries (the “Company”), is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), together referred to as the “Insurance Entities,” the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners’ insurance currently offered in 17 states as of December 31, 2018, including Florida, which comprises the vast majority of the Company’s in-force policies. See “—Note 5 (Insurance Operations),” for more information regarding the Company’s insurance operations.

The Company generates revenues primarily from the collection of premiums and invests funds in excess of those retained for claims-paying obligations and insurance operations. Other significant sources of revenue include brokerage commissions collected from reinsurers on certain reinsurance programs placed by the Insurance Entities, policy fees collected from policyholders by our wholly-owned managing general agent subsidiary and payment plan fees charged to policyholders who choose to pay their premiums in installments. Our wholly-owned adjusting company receives claims-handling fees from the Insurance Entities. The Insurance Entities are reimbursed for these fees on claims that are subject to recovery under the Insurance Entities’ respective reinsurance programs. These fees, after expenses, are recorded in the consolidated financial statements as an adjustment to losses and loss adjustment expense.
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

Investment, Securities Available for Sale. The Company’s investments in debt securities and short-term investments are classified as available-for-sale with maturities of greater than three months. Available-for-sale debt securities and short-term investments are recorded at fair value on the consolidated balance sheet. Unrealized gains and losses on available-for-sale debt securities and short-term investments are excluded from earnings and reported as a component of other comprehensive income, net of related deferred taxes until reclassified to earnings upon the consummation of sales transaction with an unrelated third party or when the decline in fair value is deemed other than temporary. Gains and losses realized on the disposition of debt securities available-for-sale are determined on the FIFO basis and credited or charged to income. Premium and discount on investment securities are amortized and accreted using the interest method and charged or credited to investment income.
Investment, Equity Securities. The Company’s investment in equity securities are recorded at fair value on the consolidated balance sheet with changes in the fair value of equity securities reported in current period earnings on the consolidated statements of income within net change in unrealized gains (losses) of equity securities as they occur.
Other Than Temporary Impairment. The assessment of whether the impairment of an available-for-sale security’s fair value is other than temporary is performed using a portfolio review as well as a case-by-case review considering a wide range of factors. There are a number of assumptions and estimates inherent in evaluating impairments and determining if they are other than temporary, including: (1) the Company’s ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; (2) the expected recoverability of principal and interest; (3) the extent and length of time to which the fair value has been less than amortized cost for available-for-sale securities referred to as severity and duration; (4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices referred to as credit quality and (5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause the Company to subsequently determine that an impairment is other than temporary, including: (1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; (2) changes in the facts and circumstances related to a particular issue or issuer’s ability to meet all of its contractual obligations and (3) changes in facts and circumstances obtained that causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Management’s intent and ability to hold securities is a determination that is made at each respective balance sheet date giving consideration to factors known to management for each individual issuer of securities such as credit quality and other publicly available information.

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
Premiums Receivable. Generally, premiums are collected prior to or during the policy period as permitted under the Insurance Entities payment plans. Credit risk is minimized through the effective administration of policy payment plans whereby rules governing policy cancellation minimize exposure to credit risk. The Company performs a policy level evaluation to determine the extent the premiums receivable balance exceeds the unearned premiums balance. The Company then ages this exposure to establish an allowance for doubtful accounts based on prior credit experience. As of December 31, 2018 and 2017, the Company recorded allowances for doubtful accounts in the amounts of $711 thousand and $680 thousand, respectively.
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
Deferred Policy Acquisition Costs. The Company defers direct commissions and premium taxes relating to the successful acquisition or renewal of insurance policies and defers the costs until recognized as expense over the terms of the policies to which they are related. Deferred policy acquisition costs are recorded at their estimated realizable value.

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
Insurance Liabilities. Unpaid losses and loss adjustment expenses (“LAE”) are provided for as claims are incurred. The provision for unpaid losses and LAE includes: (1) the accumulation of individual case estimates for claims and claim adjustment expenses reported prior to the close of the accounting period; (2) estimates for unreported claims based on industry data and actuarial analysis and (3) estimates of expenses for investigating and adjusting claims based on the experience of the Company and the industry. The Company estimates and accrues its right to subrogate reported or estimated claims against other parties. Subrogated claims are recorded at amounts estimated to be received from the subrogated parties, net of related costs and netted against unpaid losses and LAE.
Inherent in the estimates of ultimate claims and subrogation are expected trends in claim severity, frequency and other factors that may vary as claims are settled. The amount of uncertainty in the estimates is significantly affected by such factors as the amount of claims experience relative to the development period, knowledge of the actual facts and circumstances and the amount of insurance risk retained. In addition, the Company’s policyholders are subject to adverse weather conditions, such as hurricanes, tornadoes, ice storms and tropical storms. The actuarial methods for making estimates for unpaid losses, LAE and subrogation recoveries and for establishing the resulting net liability are periodically reviewed, and any adjustments are reflected in current earnings.
Provision for Premium Deficiency. It is the Company’s policy to evaluate and recognize losses on insurance contracts when estimated future claims, deferred policy acquisition costs and maintenance costs under a group of existing contracts will exceed anticipated future premiums. No accruals for premium deficiency were considered necessary as of December 31, 2018 and 2017.
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
Income (Loss) Per Share of Common Stock. Basic earnings per share excludes dilution and is computed by dividing the Company’s net income (loss) available to common stockholders, by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the Company’s net income (loss) available to common stockholders, by the weighted average number of shares of Common Stock outstanding during the period plus the impact of all potentially dilutive common shares, primarily preferred stock, unvested shares and options. The dilutive impact of stock options and unvested shares is determined by applying the treasury stock method and the dilutive impact of the preferred stock is determined by applying the “if converted” method.

Fair Value Measurements. The Company’s policy is to record transfers of assets and liabilities, if any, between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. There were no transfers during the years ended December 31, 2018 or 2017.
Share-based Compensation. The Company accounts for share-based compensation based on the estimated grant-date fair value. The Company recognizes these compensation costs in general and administrative expenses and generally amortizes them on a straight-line basis over the requisite service period of the award, which is the vesting term. Individual tranches of performance-based awards are amortized separately since the vesting of each tranche is either subject to annual measures or time vesting. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions discussed in “—Note 9 (Share-Based Compensation).” The fair value of the restricted share grants and performance share units are determined based on the market price on the date of grant.
Statutory Accounting. UPCIC and APPCIC are highly regulated and prepare and file financial statements in conformity with the statutory accounting practices prescribed or permitted by the Florida Office of Insurance Regulation (the “FLOIR”) and the National Association of Insurance Commissioners (“NAIC”), which differ from U.S. GAAP. The FLOIR requires that insurance companies domiciled in Florida prepare their statutory financial statements in accordance with the NAIC Accounting Practices and Procedures Manual (the “Manual”), as modified by the FLOIR. Accordingly, the admitted assets, liabilities and capital and surplus of UPCIC and APPCIC as of December 31, 2018 and 2017 and the results of operations and cash flows, for the years ended December 31, 2018, 2017 and 2016, for their regulatory filings have been prepared in accordance with statutory accounting principles as promulgated by the FLOIR and the NAIC. The statutory accounting principles are more restrictive than U.S. GAAP and are designed primarily to demonstrate the ability to meet obligations to policyholders and claimants.
Recently Adopted Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) revised U.S. GAAP with the issuance of Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities to improve the recognition and measurement of financial instruments. The new ASU requires certain investments in equity securities to be measured at fair value with changes in fair value reported in earnings and requires changes in instrument-specific credit risk for financial liabilities recorded at fair value under the fair value option to be reported in Other Comprehensive Income (“OCI”). The Company adopted this ASU effective January 1, 2018 using the modified retrospective transition method and recorded a cumulative effect adjustment of $3.6 million to the Consolidated Balance Sheets to reclassify unrealized losses on investments in equity securities to retained earnings from accumulated other comprehensive income (“AOCI”). The adoption of this ASU also resulted in the recognition of the change in unrealized gains and losses for equity security investments as a separate component in the Consolidated Statements of Income during the year ended December 31, 2018.
In August 2016, the FASB revised U.S. GAAP with the issuance of ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new ASU applies to: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle. Historically, the items outlined above have not been applicable to the Company. The Company adopted this ASU effective January 1, 2018 and the adoption did not have an impact on our Consolidated Statements of Cash Flows.
In November 2016, the FASB revised U.S. GAAP, Statement of Cash Flows (Topic 230): Restricted Cash with the issuance of the ASU 2016-18 to reduce diversity in the classification and presentation of changes in restricted cash in the statement of cash flows. The new ASU requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company is required to reconcile such total to amounts on the Consolidated Balance Sheets and disclose the nature of the restrictions. The Company adopted this ASU effective January 1, 2018, which only resulted in a change in the presentation of the Consolidated Statements of Cash Flows.
In February 2018, the FASB revised U.S. GAAP, Comprehensive Income (Topic 220), with the issuance of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in response to the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on December 22, 2017. The new ASU permits a company to reclassify the disproportionate income tax effects of the Tax Act on items within AOCI to retained earnings and requires certain new disclosures. The Company adopted this guidance effective January 1, 2018 and made an election to reclassify the income tax effects of the Tax Act from AOCI to retained earnings. Upon adoption, retained earnings were reduced by approximately $0.6 million due to this reclassification. The reclassification represents the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances at the date of enactment of the Tax Act related to items remaining in AOCI. The Company follows an aggregate portfolio approach and considers that it had two portfolios, an available-for-sale debt portfolio and an available-for-sale equity portfolio, the disproportionate tax effects relating to the available-for-sale equity portfolio were included in the transition adjustment when adopting ASU 2016-01.

NOTE 3 – INVESTMENTS

Securities Available for Sale
The following table provides the cost or amortized cost and fair value of debt and short-term securities available for sale as of the dates presented (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$67,435	$241	$(1,039)	$66,637
Corporate bonds	434,887	714	(6,736)	428,865
Mortgage-backed and asset-backed securities	312,840	912	(4,155)	309,597
Municipal bonds	3,405	—	(43)	3,362
Redeemable preferred stock	12,560	55	(638)	11,977
Total	$831,127	$1,922	$(12,611)	$820,438

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$60,481	$—	$(877)	$59,604
Corporate bonds	228,336	476	(1,308)	227,504
Mortgage-backed and asset-backed securities	221,956	19	(2,523)	219,452
Municipal bonds	120,883	599	(1,187)	120,295
Redeemable preferred stock	12,059	485	(65)	12,479
Short-term investments	10,000	—	—	10,000
Total	$653,715	$1,579	$(5,960)	$649,334

The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (in thousands):

	December 31, 2018		December 31, 2017(1)
		% of Total		% of Total
Average Credit Ratings	Fair Value	Fair Value	Fair Value	Fair Value
AAA	$388,672	47.4%	$317,313	48.9%
AA	100,791	12.3%	129,573	20.0%
A	214,503	26.1%	146,749	22.6%
BBB	112,613	13.7%	51,020	7.8%
BB and Below	494	0.1%	1,569	0.2%
No Rating Available	3,365	0.4%	3,110	0.5%
Total	$820,438	100.0%	$649,334	100.0%

(1)	The credit ratings in the table above have been reclassified from the prior periods’ consolidated financial statements to conform to the current periods’ presentation.

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

The following table summarizes the cost or amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:
Agency	$139,418	$136,291	$118,014	$116,014
Non-agency	61,689	61,933	17,676	17,488
Asset-backed securities:
Auto loan receivables	53,449	53,341	35,105	34,962
Credit card receivables	29,594	29,366	38,844	38,719
Other receivables	28,690	28,666	12,317	12,269
Total	$312,840	$309,597	$221,956	$219,452

The following table summarizes the fair value and gross unrealized losses on available-for-sale debt securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented (in thousands):

	December 31, 2018
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	—	$—	$—	13	$56,531	$(1,039)
Corporate bonds	228	210,152	(3,318)	160	131,225	(3,418)
Mortgage-backed and asset-backed securities	36	57,487	(196)	103	148,436	(3,959)
Municipal bonds	6	3,362	(43)	—	—	—
Redeemable preferred stock	61	8,092	(506)	5	1,034	(132)
Total	331	$279,093	$(4,063)	281	$337,226	$(8,548)

	December 31, 2017
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	7	$35,464	$(301)	9	$24,140	$(576)
Corporate bonds	159	142,208	(792)	39	29,796	(516)
Mortgage-backed and asset-backed securities	83	137,481	(955)	37	70,218	(1,568)
Municipal bonds	36	28,265	(246)	30	48,370	(941)
Redeemable preferred stock	21	2,464	(65)	—	—	—
Total	306	$345,882	$(2,359)	115	$172,524	$(3,601)

Evaluating Investments in Other Than Temporary Impairment (“OTTI”)

As of December 31, 2018, the Company held available-for-sale debt securities that were in an unrealized loss position as presented in the table above. For available-for-sale debt securities with significant declines in value, the Company performs quarterly fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For available-for-sale debt securities, the Company considers whether it has the intent and ability to hold the available-for-sale debt securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based on our analysis, our fixed income portfolio is of high quality and we believe that we will recover the amortized cost basis of our available-for-sale debt securities. We continually monitor the credit quality of our investments in available-for-sale debt securities to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. Additionally, the Company considers management’s intent and ability to hold the available-for-sale debt securities until recovery and its credit analysis of the individual issuers of the securities. Based on this process and analysis, management has no reason to believe the unrealized losses of the available-for-sale debt securities as of December 31, 2018 are other than temporary.
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	December 31, 2018
	Amortized Cost	Fair Value
Due in one year or less	$123,110	$122,333
Due after one year through five years	401,175	395,735
Due after five years through ten years	286,921	283,350
Due after ten years	14,533	13,864
Perpetual maturity securities	5,388	5,156
Total	$831,127	$820,438

All securities, except those with perpetual maturities, were categorized in the table above utilizing years to effective maturity. Effective maturity takes into consideration all forms of potential prepayment, such as call features or prepayment schedules, that shorten the lifespan of contractual maturity dates.
The following table provides certain information related to available-for-sale debt securities and equity securities during the periods presented (in thousands):

	Years Ended December 31,
	2018	2017	2016
Proceeds from sales and maturities (fair value)
Available-for-sale debt securities	$255,938	$128,370	$165,633
Equity securities	$8,285	$77,640	$60,558
Gross realized gains on sale of securities:
Available-for-sale debt securities	$326	$458	$557
Equity securities	$714	$2,415	$1,772
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(3,129)	$(150)	$(35)
Equity securities	$—	$(153)	$—

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Years Ended December 31,
	2018	2017	2016
Available-for-sale debt securities	$18,198	$12,375	$9,523
Equity securities	2,978	1,799	1,414
Available-for-sale short-term investments	145	22	75
Cash and cash equivalents	4,331	981	325
Other (1)	2,124	478	409
Total investment income	27,776	15,655	11,746
Less: Investment expenses (2)	(2,960)	(2,195)	(2,206)
Net investment income	$24,816	$13,460	$9,540

(1)	Includes interest earned on restricted cash and cash equivalents. Also includes investment income earned on real estate investments.

(2)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Equity Securities

The following table provides details on the realized and unrealized gains and losses related to equity securities for the periods presented (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net gains and (losses) recognized during the period on equity securities	$(16,455)	$2,262	$1,772
Less: Net (gains) and losses recognized during the period on equity securities sold during the period	(714)	(2,262)	(1,772)
Unrealized gains and (losses) recognized during the reported period on equity securities still held at the reporting period	$(17,169)	$—	$—

Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	December 31, 2018	December 31, 2017
Income Producing:
Investment real estate (1)	$14,619	$6,918
Less: Accumulated depreciation	(870)	(460)
	13,749	6,458
Non-Income Producing:
Investment real estate (1)	10,690	12,016
Investment real estate, net	$24,439	$18,474

(1)	During the year ended December 31, 2018, the Company transferred $7.4 million from non-income producing investment real estate to income producing investment real estate.

Depreciation expense related to investment real estate for the periods presented (in thousands):

	Years Ended December 31,
	2018	2017	2016
Depreciation expense on investment real estate	$410	$179	$178

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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of December 31, 2018
		Standard
	AM Best	and Poor’s Rating	Moody’s Investors	Due from as of December 31,
Reinsurer	Company	Services, Inc.	Service, Inc.	2018	2017
Florida Hurricane Catastrophe Fund (1)	n/a	n/a	n/a	$165,022	$52,054
Allianz Risk Transfer	A+	AA	Aa3	139,565	105,573
Renaissance Reinsurance Ltd	A+	A+	A1	39,459	22,545
Chubb Tempest Reinsurance Ltd	A++	AA	Aa3	16,208	—
Total (2)				$360,254	$180,172

(1)	No rating is available, because the fund is not rated.

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

The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statements of Income for the periods presented (in thousands):

	For the Year Ended December 31, 2018
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,190,875	$1,121,640	$1,325,323
Ceded	(363,201)	(353,258)	(910,868)
Net	$827,674	$768,382	$414,455

	For the Year Ended December 31, 2017
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,055,886	$999,198	$779,122
Ceded	(318,826)	(310,405)	(428,694)
Net	$737,060	$688,793	$350,428

	For the Year Ended December 31, 2016
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$954,617	$921,227	$303,036
Ceded	(298,523)	(288,811)	(1,807)
Net	$656,094	$632,416	$301,229

The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Consolidated Balance Sheets as of the dates presented (in thousands):

	As of December 31,
	2018	2017
Prepaid reinsurance premiums	$142,750	$132,806
Reinsurance recoverable on paid losses and LAE	$25,238	$—
Reinsurance recoverable on unpaid losses and LAE	393,365	182,405
Reinsurance recoverable	$418,603	$182,405

NOTE 5 – INSURANCE OPERATIONS
Deferred Policy Acquisition Costs
The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance and reinsurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Years Ended December 31,
	2018	2017	2016
DPAC, beginning of year	$73,059	$64,912	$60,019
Capitalized Costs	174,814	144,849	130,243
Amortization of DPAC	(163,187)	(136,702)	(125,350)
DPAC, end of year	$84,686	$73,059	$64,912

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
In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of December 31, 2018, UPCIC has the capacity to pay ordinary dividends of $14.0 million during 2019. APPCIC does not meet the earning’s or surplus regulatory requirements as of December 31, 2018 to pay ordinary dividends during 2019. For the year ended December 31, 2018, no dividends were paid from UPCIC to UVECF. For the year ended December 31, 2017, UPCIC paid dividends of $30.0 million to UVECF. No dividends were paid from APPCIC to UVECF for the years ended December 31, 2018 and 2017.

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

	As of December 31,
	2018	2017
Ten percent of total liabilities
UPCIC	$90,610	$72,633
APPCIC	$489	$572
Statutory capital and surplus
UPCIC	$291,438	$307,686
APPCIC	$15,973	$16,633

As of the dates in the table above, both UPCIC and APPCIC exceeded the minimum statutory capitalization requirement. UPCIC also met the capitalization requirements of the other states in which it is licensed as of December 31, 2018. UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates.

The following table summarizes combined net income (loss) for UPCIC and APPCIC determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Years Ended December 31,
	2018	2017	2016
Combined net income (loss)	$3,118	$35,650	$58,194

Through UVECF, the Insurance Entities’ parent company, UVE made capital contributions for the periods presented (in thousands):

	Years Ended December 31,
	2018	2017	2016*
Capital Contributions	$—	$—	$2,000

*UVECF made this contribution to APPCIC’s capital in conjunction with APPCIC’s request for FLOIR approval to transact commercial residential insurance products in Florida. The FLOIR granted APPCIC’s request.

UPCIC and APPCIC are required annually to comply with the NAIC risk-based capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of a weak or deteriorating condition. As of December 31, 2018, based on calculations using the appropriate NAIC RBC formula, UPCIC’s and APPCIC’s reported total adjusted capital was in excess of the requirements.
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	As of December 31,
	2018	2017
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,876	$3,910

NOTE 6 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of the dates presented (in thousands):

	As of December 31,
	2018	2017
Land	$4,489	$4,489
Building	24,027	17,644
Computers	7,390	5,589
Furniture	2,142	1,637
Automobiles and other vehicles	8,348	6,857
Software	2,689	2,646
Total	49,085	38,862
Less: Accumulated depreciation	(14,094)	(10,829)
Net of accumulated depreciation	34,991	28,033
Construction in progress	—	4,833
Property and equipment, net	$34,991	$32,866

Depreciation and amortization was $4.4 million, $3.9 million and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The following table provides realized gains (losses) on the disposal of property and equipment during the periods presented (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Realized gain (loss) on disposal	$(196)	$(35)	$(31)

NOTE 7 – LONG-TERM DEBT
Long-term debt consists of the following as of the dates presented (in thousands):

	As of December 31,
	2018	2017
Surplus note	$11,397	$12,868

Surplus Note
On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. The carrying amount of the surplus note is included in the statutory capital and surplus of UPCIC of approximately $11.4 million as of December 31, 2018.
The effective interest rate paid on the surplus note was 2.89%, 2.47% and 1.88% for the years ended December 31, 2018, 2017 and 2016, respectively. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Florida Commissioner of the OIR. Quarterly principal payments of $368 thousand are due through 2026. Aggregate principal payments of approximately $1.5 million were made during each of the years ended December 31, 2018, 2017 and 2016.
UPCIC is in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to submit quarterly filings to the FLOIR; (iii) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (iv) misuses proceeds of the surplus note; (v) makes any misrepresentations in the application for the program; (vi) pays any dividend when principal or interest payments are past due under the surplus note; or (vii) fails to maintain a level of surplus and reinsurance sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the FLOIR annually. To avoid a penalty rate, UPCIC must maintain either a ratio of net written premium to surplus of 2:1 or a ratio of gross written premiums to surplus of 6:1 according to a calculation method set forth in the surplus note. As of December 31, 2018, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to the penalty rate.
Maturities
The following table provides an estimate of principal payments to be made for the amounts due on the surplus note as of December 31, 2018 (in thousands):

2019	$1,471
2020	1,471
2021	1,471
2022	1,471
2023	1,471
Thereafter	4,042
Total	$11,397

Interest Expense
Interest expense was $0.3 million, $0.3 million, and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY
Cumulative Convertible Preferred Stock
As of December 31, 2018 and 2017, the Company had shares outstanding of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible by the Company into shares of common stock.
The following table provides certain information for the convertible Series A preferred stock as of the dates presented (in thousands, except conversion factor):

	As of December 31,
	2018	2017
Shares issued and outstanding	10	10
Conversion factor	2.50	2.50
Common shares resulting if converted	25	25

The Series A Preferred Stock pays a cumulative dividend of $0.25 per share per quarter. The Company declared and paid aggregate dividends to the holder of record of the Company’s Series A Preferred Stock of $10 thousand for each of the years ended December 31, 2018 and 2017.

Common Stock
The following table summarizes the activity relating to shares of the Company’s Common Stock during the periods presented (in thousands):

	Issued Shares	Treasury Shares	Outstanding Shares
Balance, as of December 31, 2015	45,525	(10,415)	35,110
Shares repurchased	—	(441)	(441)
Shares reissued	—	584	584
Options exercised	124	—	124
Shares acquired through cashless exercise (1)	—	(325)	(325)
Shares cancelled	(325)	325	—
Balance, as of December 31, 2016	45,324	(10,272)	35,052
Shares repurchased	—	(771)	(771)
Vesting of performance share units	115	—	115
Options exercised	804	—	804
Common stock issued	26	—	26
Shares acquired through cashless exercise (1)	—	(491)	(491)
Shares cancelled	(491)	491	—
Balance, as of December 31, 2017	45,778	(11,043)	34,735
Shares repurchased	—	(688)	(688)
Vesting of performance share units	127	—	127
Options exercised	1,890	—	1,890
Restricted stock grant	80	—	80
Shares acquired through cashless exercise (1)	—	(1,361)	(1,361)
Shares cancelled	(1,361)	1,361	—
Balance, as of December 31, 2018	46,514	(11,731)	34,783

(1)
All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or performance share units or restricted stock (as defined in “—Note 9 (Share-Based Compensation)”) vested. These shares have been canceled by the Company.

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

In September 2017, the Board of Directors authorized a share repurchase program under which UVE may repurchase in the open market in compliance with Exchange Act Rule 10b-18, up to $20 million of the Company’s outstanding shares of common stock through December 31, 2018. UVE repurchased 558,647 shares, at an aggregate price of approximately $20.0 million, pursuant to such repurchase program through December 31, 2018.

In December 2018, UVE announced that its Board of Directors authorized a share repurchase program under which UVE may repurchase in the open market in compliance with Exchange Act Rule 10b-18 up to $20 million of its outstanding shares of common stock through May 31, 2020. UVE repurchased 138,234 shares, at an aggregate price of approximately $5.5 million, pursuant to such repurchase program through December 31, 2018.
During the year ended December 31, 2018, UVE repurchased an aggregate of 688,689 shares of its common stock in the open market in compliance with Exchange Act Rule 10b-18 at a total cost of $25.3 million.

Dividends Declared

The Company declared dividends on its outstanding shares of common stock to its shareholders of record as follows for the periods presented (in thousands, except per share amounts):

	For the Years Ended December 31,
	2018		2017		2016
	Per Share Amount	Aggregate Amount (1)	Per Share Amount	Aggregate Amount (1)	Per Share Amount	Aggregate Amount
First Quarter	$0.14	$4,904	$0.14	$4,932	$0.14	$4,915
Second Quarter	$0.14	$4,920	$0.14	$4,887	$0.14	$4,913
Third Quarter	$0.16	$5,592	$0.14	$4,830	$0.14	$4,903
Fourth Quarter	$0.29	$10,130	$0.27	$9,392	$0.27	$9,461

(1)	Includes dividend equivalents due to certain employees who hold Performance Share Units which are subject to time-vesting conditions.

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
Restrictions limiting the payment of dividends by UVE
UVE pays dividends to shareholders, which are funded by earnings on investments and distributions from the earnings of its consolidated subsidiaries. Generally, other than as disclosed above and in “—Note 7 (Long-Term Debt),” there are no restrictions for UVE limiting the payment of dividends. However, UVE’s ability to pay dividends to shareholders may be affected by restrictions on the ability of the Insurance Entities to pay dividends to UVE through UVECF. See “—Note 5 (Insurance Operations),” for a discussion of these restrictions. There are no such restrictions for UVE’s non-insurance consolidated subsidiaries. Notwithstanding the restriction on the net assets of the Insurance Entities, UVE received distributions from the earnings of its non-insurance consolidated subsidiaries of $96.6 million, $122.2 million and $46.9 million during the years ended December 31, 2018, 2017 and 2016, respectively. During the year ended December 31, 2016, UVE made a capital contribution of $2.0 million to APPCIC, in conjunction with APPCIC’s plan to begin writing commercial residential products in Florida. There were no capital contributions by UVE to the Insurance Entities during the years ended December 31, 2018 and 2017. The Company prepares and files a consolidated federal tax return for UVE and its consolidated subsidiaries.

NOTE 9 – SHARE-BASED COMPENSATION
Equity Compensation Plan
Under the Company’s 2009 Omnibus Incentive Plan, as amended (the “Incentive Plan”), 2,744,128 shares remained reserved for issuance and were available for new awards under the Incentive Plan as of December 31, 2018.
Awards under the Incentive Plan may include incentive stock options, non-qualified stock option awards (“Stock Option”), stock appreciation rights, non-vested shares of common stock, restricted stock units (“Restricted Stock”), performance share units (“PSUs”), other share-based awards and cash-based incentive awards. Awards under the Incentive Plan may be granted to employees, directors, consultants or other persons providing services to the Company or its affiliates.
The following table provides certain information related to Stock Options, Restricted Stock and PSUs during the year ended December 31, 2018 (in thousands, except per share data):

	For the Year Ended December 31, 2018
	Stock Options				Restricted Stock		Performance Share Units
	Number of Options (2)	Weighted Average Exercise Price per Share (1)	Aggregate Intrinsic Value	Weighted Average Remaining Term	Number of Shares (2)	Weighted Average Grant Date Fair Value per Share (1)	Number of Share Units (2)	Weighted Average Grant Date Fair Value per Share (1)
Outstanding as of December 31, 2017	3,207	$20.82			—	$—	205	$26.07
Granted	463	28.85			80	33.64	142	32.51
Forfeited	(4)	21.86			n/a	n/a	n/a	n/a
Exercised	(1,890)	19.35			n/a	n/a	n/a	n/a
Vested	n/a	n/a			(17)	30.85	(127)	26.29
Expired	—	—			n/a	n/a	n/a	n/a
Outstanding as of December 31, 2018	1,776	$24.48	$23,869	6.96	63	$34.38	220	$30.10
Exercisable as of December 31, 2018	410	$19.94	$7,367	3.42

(1)
Unless otherwise specified, such as in the case of the exercise of Stock Options, the per share prices were determined using the closing price of the Company’s Common Stock as quoted on the exchanges on which the Company was listed. Shares issued upon exercise of options represent original issuances in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended or issuances under the Company’s Incentive Plan.

(2)	All shares outstanding as of December 31, 2018, are expected to vest.

n/a	Not applicable

The following table provides certain information in connection with the Company’s share-based compensation arrangements for the periods presented (in thousands):

	Years Ended December 31,
	2018	2017	2016
Compensation expense:
Stock options	$7,579	$6,907	$3,641
Restricted stock	609	—	3,433
Performance share units	4,598	3,608	3,214
Total	$12,786	$10,515	$10,288
Deferred tax benefits:
Stock options	$1,877	$2,640	$1,392
Restricted stock	8	—	1,312
Performance share units	945	1,379	1,229
Total	$2,830	$4,019	$3,933
Realized tax benefits:
Stock options	$7,957	$5,831	$724
Restricted stock	—	—	4,326
Performance share units	920	1,264	—
Total	$8,877	$7,095	$5,050
Excess tax benefits (shortfall) (1):
Stock options	$5,330	$5,548	$642
Restricted stock	—	—	(1,796)
Performance share units	97	245	—
Total	$5,427	$5,793	$(1,154)
Weighted average fair value per option or share:
Stock option grants	$11.74	$10.18	$6.01
Restricted stock grants	$33.64	$—	$—
Performance share unit grants	$32.51	$27.20	$23.18
Intrinsic value of options exercised	$32,217	$15,256	$1,894
Fair value of restricted stock vested	$632	$—	$11,319
Fair value of performance share units vested	$3,726	$3,307	$—
Cash received for strike price and tax withholdings	$120	$—	$119
Shares acquired through cashless exercise (2)	1,361	491	325
Value of shares acquired through cashless exercise (2)	$49,199	$12,808	$6,238

(1)	Excess tax benefits (shortfalls) for the years ended December 31, 2018 and 2017 were recognized within income and within additional paid in capital for the year ended December 31, 2016.

(2)
All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised, Restricted Stock vested or PSUs vested. These shares have been canceled by the Company.

The following table provides the amount of unrecognized compensation expense as of the most recent balance sheet date and the weighted average period over which those expenses will be recorded for Stock Options, Restricted Stock and PSUs (dollars in thousands):

	As of December 31, 2018
	Stock Options	Restricted Stock	Performance Share Units
Unrecognized expense	$6,898	$2,082	$1,183
Weighted average remaining years	1.54	1.24	1.43

Stock Options
Stock Options granted by the Company generally expire between five to ten years from the grant date and generally vest over a one- to three-year service period commencing on the grant date.

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
The following table provides the assumptions utilized in the Black-Scholes model for Stock Options granted during the periods presented:

	Years Ended December 31,
	2018	2017	2016
Weighted-average risk-free interest rate	2.69%	1.94%	1.40%
Expected term of option in years	6.00	5.84	5.44
Weighted-average volatility	40.2%	45.1%	45.2%
Dividend yield	1.7%	2.0%	3.4%
Weighted average grant date fair value per share	$11.74	$10.18	$6.01

Restricted Stock and Performance Share Units
Restricted Stock and Performance Share Units are awarded to certain employees in consideration for services rendered pursuant to terms of employment agreements or to provide those employees a continued incentive to share in the success of the Company. Restricted Stock generally vests over a one- to three-year service period commencing on the grant date. Each performance share unit has a value equal to one share of common stock and generally vests over a three-year service period commencing on the grant date.

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
The plan titled the “Universal Property & Casualty 401(K) Profit Sharing Plan and Trust” (the “401(k) Plan”) is a defined contribution plan that allows employees to defer compensation through contributions to the 401(k) Plan. The contributions are invested on the employees’ behalf, and the benefits paid to employees are based on contributions and any earnings or loss. The 401(k) Plan includes a Company contribution of 100 percent of each eligible participant’s contribution that does not exceed five hundredths of their compensation during the 401(k) Plan year. The Company may make additional profit-sharing contributions. However, no additional profit-sharing contribution was made during the years ended December 31, 2018, 2017 and 2016.
The Company accrued for aggregate contributions of approximately $1.8 million, $1.6 million and $1.2 million to the 401(k) Plan during the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS
There were no related party transactions for the years ended December 31, 2018, 2017 and 2016.

NOTE 12 – INCOME TAXES

Significant components of the income tax provision are as follows for the periods presented (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Current:
Federal	$31,981	$53,962	$50,645
State and local	7,581	8,278	8,105
Total current expense	39,562	62,240	58,750
Deferred:
Federal	(3,487)	851	4,106
State and local	(253)	458	617
Total deferred expense (benefit)	(3,740)	1,309	4,723
Income tax expense	$35,822	$63,549	$63,473

The following table reconciles the statutory federal income tax rate to the Company’s effective income tax rate for the periods presented:

	For the Years Ended December 31,
	2018	2017	2016
Expected provision at federal statutory tax rate	21.0%	35.0%	35.0%
Increases (decreases) resulting from:
State income tax, net of federal tax benefit	3.8%	3.2%	3.2%
Effect of change in tax rate	—%	2.8%	—%
Disallowed meals & entertainment	0.3%	0.4%	0.3%
Disallowed compensation	1.3%	0.4%	0.4%
Excess tax benefit	(3.5)%	(3.4)%	—
Other, net	0.5%	(1.1)%	0.1%
Total income tax expense (benefit)	23.4%	37.3%	39.0%

The Company recognized excess income tax benefit of $5.4 million and $5.8 million from stock-based compensation awards that vested and/or were exercised during the years ended December 31, 2018 and 2017, respectively. Excess income tax benefits are reflected as an income tax benefit in the consolidated statements of income as a component of the provision for income taxes. Prior to the adoption of ASU 2016-09 on January 1, 2017, excess income tax benefits/(shortfalls) were reflected in additional paid-in capital in the consolidated statements of stockholders’ equity.
Recent changes in federal tax law have affected the Company’s balances of deferred income tax assets and liabilities. On December 22, 2017, the Tax Act of 2017 was signed into law. The Tax Act amended the definition of annual rate and the computational rules for loss payment patterns. The Tax Act also provided transitional rules for the application of the amendments in the first taxable year beginning after December 31, 2017. Under the transitional rules, the Company is required to revalue discounted loss reserves under the new computational rules of the Tax Act and include in income that adjustment over an eight-year period in gross income of the Company. The effect of this change in tax law resulted in an immaterial adjustment to income tax in 2018.

Additional factors giving rise to the differences in the Company’s effective tax rate, when compared to statutory rates in the current and prior years, include non-deductible executive compensation, tax-exempt interest income, and the current expansion outside of Florida into non-income taxing state jurisdictions.
The Company accounts for income taxes using a balance sheet approach. As of December 31, 2018 and 2017, the significant components of the Company’s deferred income taxes consisted of the following (in thousands):

	As of December 31,
	2018	2017
Deferred income tax assets:
Unearned premiums	$22,700	$19,916
Advanced premiums	1,269	1,275
Unpaid losses and LAE	820	385
Share-based compensation	3,237	3,894
Accrued wages	332	288
Allowance for uncollectible receivables	203	224
Additional tax basis of securities	33	33
Capital loss carryforwards	1,298	822
Unrealized gain/loss	4,246	—
Other comprehensive income	4,086	2,544
Other	9	84
Total deferred income tax assets	38,233	29,465
Valuation allowance	(781)	(523)
Deferred income tax assets, net of valuation allowance	37,452	28,942
Deferred income tax liabilities:
Deferred policy acquisition costs, net	(20,944)	(18,205)
Prepaid expenses	(677)	(435)
Fixed assets	(992)	(881)
Unpaid loss and LAE transition adjustment	(78)	—
Other	(175)	(135)
Total deferred income tax liabilities	(22,866)	(19,656)
Net deferred income tax asset	$14,586	$9,286

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
Due to the expiration of the state capital loss carryforward in 2018, the Company has provided a full valuation allowance against the balance of the deferred tax asset relating to the 2013 state capital loss carryforward as of December 31, 2018.
The Company has adopted Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 provides a threshold for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return. The Company’s policy is to classify interest and penalties related to unrecognized tax positions, if any, in its provision for income taxes. As of December 31, 2018, 2017 and 2016, the Company determined that no uncertain tax liabilities are required.
The Company filed a consolidated federal income tax return for the tax years ended December 31, 2017, 2016 and 2015 and intends to file the same for the tax year ended December 31, 2018. The tax allocation agreement between the Company and the Insurance Entities provides that they will incur income taxes based on a computation of taxes as if they were stand-alone taxpayers. The computations are made utilizing the financial statements of the Insurance Entities prepared on a statutory basis of accounting and prior to consolidating entries which include the conversion of certain balances and transactions of the statutory financial statements to a U.S. GAAP basis.
The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. During the 2018 tax year, the Company’s 2015 tax return was subject to audit by the Internal Revenue Service. The audit subsequently concluded during the year with no change to the income tax return. The Company’s 2016 through 2017 tax years are still subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdictions.

NOTE 13 – EARNINGS PER SHARE
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
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2018	2017	2016
Numerator for EPS:
Net income	$117,051	$106,935	$99,410
Less: Preferred stock dividends	(10)	(10)	(10)
Income available to common stockholders	$117,041	$106,925	$99,400
Denominator for EPS:
Weighted average common shares outstanding	34,856	34,841	34,919
Plus: Assumed conversion of share-based compensation (1)	905	943	706
Assumed conversion of preferred stock	25	25	25
Weighted average diluted common shares outstanding	35,786	35,809	35,650
Basic earnings per common share	$3.36	$3.07	$2.85
Diluted earnings per common share	$3.27	$2.99	$2.79
Weighted average number of antidilutive shares	445	1,504	1,583

(1)	Represents the dilutive effect of unexercised Stock Options, unvested Performance Share Units and unvested Restricted Stock.

NOTE 14 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides the components of other comprehensive income (loss) on a pretax and after-tax basis for the periods presented (in thousands):

	Years Ended December 31,
	2018			2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(9,111)	$(2,254)	$(6,857)	$2,773	$1,058	$1,715	$(1,594)	$(609)	$(985)
Less: Reclassification adjustments (gains) losses realized in net income	2,803	694	2,109	(2,570)	(982)	(1,588)	(2,294)	(877)	(1,417)
Other comprehensive income (loss)	(6,308)	(1,560)	(4,748)	203	76	127	(3,888)	(1,486)	(2,402)
Reclassification adjustments to retained earnings (1)	5,830	2,811	3,019	—	—	—	—	—	—
Change in accumulated other comprehensive income (loss)	$(478)	$1,251	$(1,729)	$203	$76	$127	$(3,888)	$(1,486)	$(2,402)

(1)
This amount represents reclassifications to retained earnings associated with the disproportional income tax effects of the Tax Act on items within AOCI and unrealized losses in AOCI relating to available-for-sale equity security investments. See “—Note 2 (Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements)” for more information.

The following table provides the reclassifications out of accumulated other comprehensive income for the periods presented (in thousands):

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other	Years Ended December 31,			Affected Line Item in the Statement
Comprehensive Income Components	2018	2017	2016	Where Net Income is Presented
Unrealized gains (losses) on available-for-sale debt securities
	$(2,803)	$2,570	$2,294	Net realized gains (losses) on sale of securities
	694	(982)	(877)	Income taxes, current
Total reclassification for the period	$(2,109)	$1,588	$1,417	Net of tax
NOTE 15 – COMMITMENTS AND CONTINGENCIES
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
The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities
U.S. government obligations and agencies	$—	$66,637	$—	$66,637
Corporate bonds	—	428,865	—	428,865
Mortgage-backed and asset-backed securities	—	309,597	—	309,597
Municipal bonds	—	3,362	—	3,362
Redeemable preferred stock	—	11,977	—	11,977
Equity securities:
Common stock	15,564	—	—	15,564
Mutual funds	47,713	—	—	47,713
Total assets accounted for at fair value	$63,277	$820,438	$—	$883,715

	Fair Value Measurements
	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities
U.S. government obligations and agencies	$—	$59,604	$—	$59,604
Corporate bonds	—	227,504	—	227,504
Mortgage-backed and asset-backed securities	—	219,452	—	219,452
Municipal bonds	—	120,295	—	120,295
Redeemable preferred stock	—	12,479	—	12,479
Equity securities:
Common stock	18,811	—	—	18,811
Mutual funds	43,404	—	—	43,404
Short-term investments	—	10,000	—	10,000
Total assets accounted for at fair value	$62,215	$649,334	$—	$711,549

The Company utilizes third-party independent pricing services that provide a price quote for each available-for-sale debt security, equity security and available-for-sale short-term investment. Management reviews the methodology used by the pricing services. If management believes that the price used by the pricing service does not reflect an orderly transaction between participants, management will use an alternative valuation methodology. There were no adjustments made by the Company to the prices obtained from the independent pricing source for any available-for-sale debt security or equity securities included in the tables above.
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	As of December 31,
	2018		2017
	Carrying Value	(Level 3) Estimated Fair Value	Carrying Value	(Level 3) Estimated Fair Value
Liabilities (debt):
Surplus note	$11,397	$10,125	$12,868	$11,630

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

NOTE 17 – LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Set forth in the following tables is information about unpaid losses and loss adjustment expenses as of December 31, 2018, net of reinsurance and estimated subrogation, as well as cumulative claim counts and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the liability for unpaid losses and LAE (in thousands).
The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses incurred but not reported. Such liabilities are necessarily based on estimates and, although management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently. The reserve for losses and loss adjustment expenses is reported net of receivables for salvage and subrogation of approximately $99 million and $85 million at December 31, 2018 and 2017, respectively.

The information about unpaid losses and loss adjustment expenses for the years ended December 31, 2014 to 2016, is presented as supplementary information and is unaudited.

						As of December 31, 2018
						Total of Incurred-but-Not-
						Reported Liabilities
						Plus Expected
Incurred Loss and Defense & Cost Containment Expenses, Net of Reinsurance						Development (Redundancy)	Cumulative Number
For the Years Ended December 31,						on Reported Claims	of Reported Claims
Accident Year	2014	2015	2016	2017	2018
	(Unaudited)
2014	$111,739	$118,289	$112,251	$112,278	$119,028	$(5,850)	22,442
2015		170,381	187,431	194,600	213,860	(6,744)	26,760
2016			269,814	286,252	324,577	(6,380)	40,354
2017				303,944	334,734	(12,950)	119,465
2018					334,368	48,915	50,021
				Total	$1,326,567

Cumulative Paid Loss and Defense & Cost Containment Expenses, Net of Reinsurance
For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018
	(Unaudited)
2014	$69,703	$112,059	$119,798	$122,579	$124,712
2015		115,328	191,481	208,592	219,941
2016			204,122	297,374	328,286
2017				205,200	328,105
2018					253,008
				Total	$1,254,052
All outstanding liabilities before 2014, net of reinsurance					(5,133)
Liabilities for claims and claim adjustment expenses, net of reinsurance					$67,382

Set forth is the following reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and LAE in the consolidated Balance Sheet as of December 31, 2018 (in thousands):

December 31, 2018
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$67,382
Reinsurance recoverable on unpaid claims	393,365
Liabilities for adjusting and other claim payments	12,082
Total gross liability for unpaid claims and claim adjustment expense	$472,829

Set forth is the supplementary information about average historical claims duration as of December 31, 2018:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5
	61.9%	18.8%	9.1%	5.3%	2.4%

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Years Ended December 31,
	2018	2017	2016
Balance at beginning of year	$248,425	$58,494	$98,840
Less: Reinsurance recoverable	(182,405)	(106)	(13,540)
Net balance at beginning of period	66,020	58,388	85,300
Incurred (recovered) related to:
Current year	314,933	322,929	305,919
Prior years	99,522	27,499	(4,690)
Total incurred	414,455	350,428	301,229
Paid related to:
Current year	221,708	215,274	229,761
Prior years	179,303	127,522	98,380
Total paid	401,011	342,796	328,141
Net balance at end of period	79,464	66,020	58,388
Plus: Reinsurance recoverable	393,365	182,405	106
Balance at end of year	$472,829	$248,425	$58,494

During 2018, the liability for unpaid losses and loss adjustment expenses, prior to reinsurance, increased by $224.4 million from $248.4 million as of December 31, 2017 to $472.8 million as of December 31, 2018. This increase was primarily a result of increased liabilities associated with Hurricanes Michael and Florence during 2018, and an increase in the expected liability associated with Hurricane Irma. Losses and loss adjustment expenses incurred during 2018 for Hurricane Irma were substantially ceded to reinsurers, and 2018 hurricanes Michael and Florence resulted in a net retention of $14.8 million after reinsurance. Other factors leading to the increase in incurred losses during 2018 include the increase in our underlying exposure due to increased writings in Florida and other states, as well as prior year adverse development as noted above of $99.5 million, net of reinsurance. As a result of changes in estimates of insured events in prior years, the loss and loss adjustment expense, net of reinsurance, increased by $99.5 million and $27.5 million during the year ended December 31, 2018 and 2017, respectively. Prior year development was primarily impacted by Hurricane Irma companion claims, which propagated into non-cat systemic claims representation in Florida, resulting in an increase in prior year development. This strengthening resulted from an increase in the frequency and severity of non-cat claims spanning several prior accident years, including reopened claims, newly reported claims, increased litigation and increased loss settlements of claims above carried values. This reflects the trends and dynamics in the Florida marketplace attributable to assignment of benefits and the increased solicitation of prior years’ claims in the post Irma environment. Total reserve re-estimates conducted in 2016 resulted in favorable development of $4.7 million in 2016. The favorable development in 2016 was principally the result of increases in estimated subrogation recoveries.
Basis for estimating liabilities for unpaid claims and claim adjustment expenses
The Company establishes a liability to provide for the estimated unpaid portion of the costs of paying losses and LAE under insurance policies the Insurance Entities have issued. Predominately all of the Company’s claims relate to the Company’s core product, homeowners insurance and the various policy forms in which it is available. The liability for unpaid losses and LAE consists of the following:

•	Case reserves, which are the reserves established by the claims examiner on reported claims.

•
Incurred but not reported (“IBNR”), which are anticipated losses expected to be reported to the Company and development of reported claims, including anticipated recoveries from either subrogation or ceded reinsurance.

•	LAE, which are the estimated expenses associated with the settlement of case reserves, and IBNR.
Underwriting results are significantly influenced by the Company’s practices in establishing its estimated liability for unpaid losses and LAE. The liability is an estimate of amounts necessary to ultimately settle all current and future claims and LAE on claims occurring during the policy coverage period each year as of the financial statement date.
Characteristics of Reserves
The liability for unpaid losses and LAE, also known as reserves, are established based on estimates of the ultimate future amounts needed to settle claims, either known or unknown, less losses that have been paid to date. Claims are typically reported promptly with relatively little reporting lag between the date of occurrence and the date the loss is reported. The Company’s claim settlement data suggests that the Company’s typical insurance claims have an average settlement time of less than one year.

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
A second method is the reported development method. This method is similar to the paid development method; however, case reserves are considered in the analysis. Successive periods of reported loss estimates (including paid loss, subrogation recoveries, paid LAE and held case reserves) are organized similar to the paid development method in order to evaluate and select Report-

to-Report (“RTR”) development factors. This method has the advantage of recognizing the information provided by current case reserves. Its implicit assumption is that the relative adequacy of case reserves is consistent over time, and that there have been no material changes in the rate at which claims have been reported or settled. In cases where significant reserve strengthening or other changes have occurred, RTR factors are adjusted accordingly, utilizing appropriate actuarial techniques.
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

NOTE 18 – QUARTERLY RESULTS FOR 2018 AND 2017 (UNAUDITED)
The following table provides a summary of quarterly results for the periods presented (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2018
Premiums earned, net	$182,577	$192,272	$188,938	$204,595
Net investment income	4,785	5,786	6,642	7,603
Total revenues	191,500	209,788	206,155	216,373
Total expenses	139,801	148,540	154,988	227,614
Net income (loss)	40,055	46,084	37,380	(6,468)
Basic earnings (loss) per share	$1.15	$1.32	$1.07	$(0.19)
Diluted earnings (loss) per share	$1.12	$1.29	$1.04	$(0.18)

For the Year Ended December 31, 2017
Premiums earned, net	$161,559	$169,009	$174,517	$183,708
Investment income	2,704	3,223	3,085	4,448
Total revenues	174,874	185,487	190,243	201,312
Total expenses	127,503	137,564	173,644	142,721
Net income (loss)	31,199	29,376	9,964	36,396
Basic earnings per share	$0.89	$0.84	$0.29	$1.05
Diluted earnings per share	$0.86	$0.82	$0.28	$1.03

Total revenues in the fourth quarter of 2018 exceeded 2017 principally driven by increased rates, policy counts and earned premium year over year driven by organic growth in, and outside of Florida. The fourth quarter net (loss) was from higher claim costs which was the result of adverse development on prior accident years loss and LAE estimated claims and to a lesser extent the impact of hurricane Michael also recorded in the fourth quarter. Also during the fourth quarter unrealized losses on equity securities were $8 million. Net loss for the fourth quarter of 2018 was $6.5 million compared to net income of $36.4 million in the fourth quarter of 2017.

NOTE 19 – SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2018.
On January 31, 2019, the Company declared a quarterly cash dividend of $0.16 per share of common stock payable March 25, 2019, to shareholders of record on March 11, 2019.

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
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2018.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment under the framework in 2013 Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Plante & Moran, PLLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Form 10-K, has issued their attestation report on the Company’s internal control over financial reporting presented in Part IV, Item 15 of this report under “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal controls over financial reporting during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
NONE

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Business Conduct and Ethics
The Company has adopted a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of the Company. The code is available on the Company’s website at https://UniversalInsuranceHoldings.com. A copy of the Company’s Code of Business Conduct and Ethics may be obtained free of charge by written request to Frank C. Wilcox, CFO, Universal Insurance Holdings, Inc., 1110 West Commercial Boulevard, Suite 100, Fort Lauderdale, FL 33309. In the event of an amendment to, or a waiver from, the Code of Business Conduct and Ethics, the Company intends to post such information on its website.
The information included in the section entitled “Corporate Governance” to be set forth in our Proxy Statement for the 2019 Annual Meeting of Shareholders (“2019 Proxy Statement”) is hereby incorporated by reference into this Item 10.

ITEM 11.	EXECUTIVE COMPENSATION
The information included in the sections entitled “Executive Compensation” and “Director Compensation” to be set forth in our 2019 Proxy Statement is hereby incorporated by reference into this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information included in the section entitled “Beneficial Ownership” and “Executive Compensation-Equity Compensation Plan Information” to be set forth in our 2019 Proxy Statement is hereby incorporated by reference into this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information included in the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance-Corporate Governance Framework-Independence of Our Directors” to be set forth in our 2019 Proxy Statement is hereby incorporated by reference into this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information included in the section entitled “Audit Matters” to be set forth in our 2019 Proxy Statement is hereby incorporated by reference into this Item 14.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements
The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm thereon are filed with this report at Item 8:
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2018 and 2017.
Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016.
Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules
The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or in notes thereto.

(3)	Exhibits

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10‑K filed on March 26, 2012 and incorporated herein by reference)
3.2	Amended and Restated Bylaws of Universal Insurance Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 19, 2017 and incorporated herein by reference)
10.1
Florida Insurance Capital Build-Up Incentive Program Surplus Note (“Surplus Note”) between the Company and the State Board of Administration of Florida (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.2
Addendum No. 1 to the Surplus Note between the Company and the State Board of Administration of Florida (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.3
Multiple Line Quota Share Reinsurance Contract between the Company and Everest Reinsurance Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.4
Universal Insurance Holdings, Inc. Second Amended and Restated 2009 Omnibus Incentive Plan, as amended through June 8, 2012 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012 and incorporated herein by reference)†

10.5
Amendment to Second Amended and Restated 2009 Omnibus Incentive Plan (filed as Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 and incorporated herein by reference) †

10.6	Form of Non-qualified Stock Option Agreement
10.7	Form of Performance Share Award
10.8	Form of Restricted Stock Agreement
10.9	Form of Non-Employee Director Option Grant
10.10
Employment Agreement, dated January 12, 2016, by and between the Company and Sean P. Downes (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2016 and incorporated herein by reference) †

10.11
Employment Agreement, dated February 22, 2018, between Frank C. Wilcox and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 27, 2018 and incorporated herein by reference) †

10.12
Employment Agreement, dated December  17, 2018, between Jon W. Springer and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2018 and incorporated herein by reference) †

10.13
Employment Agreement, dated April 11, 2018, between Jon W. Springer and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2018 and incorporated herein by reference) †

10.14
Employment Agreement, dated February 22, 2018, between Stephen J. Donaghy and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2018 and incorporated herein by reference) †

10.15
Employment Agreement, dated February 22, 2018, between Kimberly D. Cooper and the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 27, 2018 and incorporated herein by reference) †

10.16
Director Services Agreement, dated June 6, 2013, by and between the Company and Scott P. Callahan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 6, 2013 and incorporated herein by reference) †

10.17
Director Services Agreement, dated June 5, 2014, by and between the Company and Ralph J. Palmieri (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 6, 2014 and incorporated herein by reference) †

10.18
Director Services Agreement, dated June 5, 2014, by and between the Company and Richard D. Peterson (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 6, 2014 and incorporated herein by reference) †

10.19
Director Services Agreement, dated July 12, 2007, by and between the Company and Ozzie A. Schindler (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 10, 2007 and incorporated herein by reference) †

10.20
Director Services Agreement, dated July 12, 2007, by and between the Company and Joel M. Wilentz (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on August 10, 2007 and incorporated herein by reference) †

10.21	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2012 and incorporated herein by reference) †
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm (Plante & Moran, PLLC)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1
The following materials from Universal Insurance Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

------------------
† Indicates managment contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized.
UNIVERSAL INSURANCE HOLDINGS, INC.

Date: March 1, 2019	By:	/s/ Sean P. Downes
Sean P. Downes, Chief Executive Officer and Principal Executive Officer

	By:	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sean P. Downes	Chief Executive Officer and Director (Principal	March 1, 2019
Sean P. Downes	Executive Officer)

/s/ Jon W. Springer	President, Chief Risk Officer and Director	March 1, 2019
Jon W. Springer

/s/ Stephen J. Donaghy	Chief Operating Officer and Secretary	March 1, 2019
Stephen J. Donaghy

/s/ Frank C. Wilcox	Chief Financial Officer (Principal Accounting Officer)	March 1, 2019
Frank C. Wilcox

/s/ Kimberly D. Campos	Chief Information Officer, Chief Administrative Officer and	March 1, 2019
Kimberly D. Campos	Director

/s/ Scott P. Callahan	Director	March 1, 2019
Scott P. Callahan

/s/ Ralph J. Palmieri	Director	March 1, 2019
Ralph J. Palmieri

/s/ Richard D. Peterson	Director	March 1, 2019
Richard D. Peterson

/s/ Michael A. Pietrangelo	Director	March 1, 2019
Michael A. Pietrangelo

/s/ Ozzie A. Schindler	Director	March 1, 2019
Ozzie A. Schindler

/s/ Joel M. Wilentz	Director	March 1, 2019
Joel M. Wilentz

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Universal Insurance Holdings, Inc. had no long-term obligations, guarantees or material contingencies as of December 31, 2018 and 2017. The following summarizes the major categories of the parent company’s financial statements (in thousands, except per share data):
CONDENSED BALANCE SHEETS

	As of December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$91,374	$67,509
Investments in subsidiaries and undistributed earnings	401,296	359,847
Available-for-sale debt securities, at fair value	2,986	3,111
Equity securities, at fair value	2,626	5,238
Income taxes recoverable	11,136	9,472
Deferred income taxes	6,512	9,286
Other assets	261	431
Total assets	$516,191	$454,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$29	$4
Dividends payable	77	40
Other accrued expenses	14,001	14,862
Total liabilities	14,107	14,906
STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference - $9.99 and $9.99 per share
Common stock, $.01 par value	465	458
Authorized shares - 55,000
Issued shares - 46,514 and 45,778
Outstanding shares - 34,783 and 34,735
Treasury shares, at cost - 11,731 and 11,043	(130,399)	(105,123)
Additional paid-in capital	86,353	86,186
Accumulated other comprehensive income (loss), net of taxes	(8,010)	(6,281)
Retained earnings	553,675	464,748
Total stockholders’ equity	502,084	439,988
Total liabilities and stockholders’ equity	$516,191	$454,894

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2018	2017	2016
REVENUES
Net investment income (expense)	$1,635	$259	$(35)
Net realized gains (losses) on sale of securities	—	255	667
Net change in unrealized gains (losses) of equity securities	(2,648)	—	—
Management fee	157	151	138
Other revenue	—	12	80
Total revenues	(856)	677	850
OPERATING COSTS AND EXPENSES
General and administrative expenses	32,063	30,819	35,342
Total operating cost and expenses	32,063	30,819	35,342
LOSS BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(32,919)	(30,142)	(34,492)
Benefit from income taxes	(10,434)	(18,296)	(12,055)
LOSS BEFORE EQUITY IN NET EARNINGS OF SUBSIDIARIES	(22,485)	(11,846)	(22,437)
Equity in net income of subsidiaries	139,987	118,781	121,847
CONSOLIDATED NET INCOME	$117,502	$106,935	$99,410

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net Income	$117,502	$106,935	$99,410
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(139,987)	(118,781)	(121,847)
Distribution of income from subsidiaries	96,561	122,156	46,914
Depreciation	11	3	2
Amortization of share-based compensation	12,786	10,515	10,288
Amortization of original issue discount on debt	—	10	149
Accretion of deferred credit	—	—	(149)
Net realized (gains) losses on sale of securities	—	(255)	(667)
Net change in unrealized gains (losses) of equity securities	2,648	—	—
Deferred income taxes	115	1,309	4,724
Excess tax (benefits) shortfall from share-based compensation	(5,427)	(5,793)	1,154
Issuance of common stock	—	634	—
Net changes in assets and liabilities relating to operating activities:
Income taxes recoverable	3,763	(417)	1,004
Other operating assets and liabilities	169	574	(596)
Other liabilities and accrued expenses	(835)	778	(2,896)
Net cash provided by (used in) operating activities	87,306	117,668	37,490
Cash flows from investing activities:
Purchases of equity securities	(35)	(4,990)	(2,037)
Purchase of available-for-sale debt securities	—	(3,000)	(3,000)
Proceeds from sales of equity securities	—	3,255	2,456
Proceeds from sales of available-for-sale debt securities	—	—	3,229
Net cash provided by (used in) investing activities	(35)	(4,735)	648
Cash flows from financing activities:
Repayment of debt	—	—	—
Preferred stock dividend	(10)	(10)	(10)
Common stock dividend	(25,508)	(24,001)	(24,192)
Issuance of common stock for stock option exercises	102	—	119
Purchase of treasury stock	(25,276)	(18,141)	(8,510)
Sale of treasury stock	—	—	2,965
Payments related to tax withholding for share-based compensation	(12,714)	(7,223)	(5,451)
Excess tax benefits (shortfall) from share-based compensation	—	—	(1,154)
Net cash provided by (used in) financing activities	(63,406)	(49,375)	(36,233)
Net increase (decrease) in cash and cash equivalents	23,865	63,558	1,905
Cash and cash equivalents at beginning of period	67,509	3,951	2,046
Cash and cash equivalents at end of period	$91,374	$67,509	$3,951

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
Certain amounts in the prior periods’ consolidated financial statements have been reclassified in order to conform to current period presentation. Such reclassifications had no effect on net income or stockholders’ equity.

Dividends received from Subsidiaries

During the year ended December 31, 2017, UPCIC paid dividends of $30.0 million to Universal Insurance Holdings, Inc. There were no dividends paid by UPCIC to Universal Insurance Holdings, Inc. during the year ended December 31, 2018. There were no dividends paid from APPCIC to Universal Insurance Holdings, Inc. for the years ended December 31, 2018 and 2017.

Capitalization of Subsidiaries

During the year ended December 31, 2016, Universal Insurance Holdings, Inc. made a capital contribution of $2.0 million to APPCIC, in conjunction with APPCIC’s plan to begin writing commercial residential products in Florida. There were no capital contributions by Universal Insurance Holdings, Inc. to APPCIC during the years ended December 31, 2018 and 2017.

NOTE 2 – SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2018.

On January 31, 2019, the Company declared a quarterly cash dividend of $0.16 per share of common stock payable March 25, 2019, to shareholders of record on March 11, 2019.

SCHEDULE V – VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS
The following table summarizes activity in the Company’s allowance for doubtful accounts for the periods presented (in thousands):

		Additions
	Beginning Balance	Charges to Earnings	Charges to Other Accounts	Deductions	Ending Balance
Description
Year Ended December 31, 2018
Allowance for doubtful accounts	$680	470	—	439	$711
Year Ended December 31, 2017
Allowance for doubtful accounts	$527	505	—	352	$680
Year Ended December 31, 2016
Allowance for doubtful accounts	$344	397	—	214	$527

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY
AND CASUALTY INSURANCE OPERATIONS
The following table provides certain information related to the Company’s property and casualty operations as of, and for the periods presented (in thousands):

	As of
	December 31,	For the Year Ended December 31,
	Reserves for Unpaid Losses and LAE	Incurred Loss and LAE Current Year	Incurred Loss and LAE Prior Years	Paid Losses and LAE	Net Investment Income
2018	$472,829	$314,933	$99,522	$401,011	$24,816
2017	$248,425	$322,929	$27,499	$342,796	$13,460
2016	$58,494	$305,919	$(4,690)	$328,141	$9,540

	As of
	December 31,	For the Year Ended December 31,
	Deferred Policy Acquisition Cost (“DPAC”)	Amortization of DPAC, Net	Net Premiums Written	Net Premiums Earned	Unearned Premiums
2018	$84,686	$(163,187)	$827,674	$768,382	$601,679
2017	$73,059	$(136,702)	$737,060	$688,793	$532,444
2016	$64,912	$(125,350)	$656,094	$632,416	$475,756

Supplemental Information Opinion:

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Universal Insurance Holdings, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Universal Insurance Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO); such consolidated financial statements and report are included elsewhere in this Form 10-K and are incorporated herein by reference.  Our audits also included the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15.  These consolidated financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Plante & Moran, PLLC
Certified Public Accountants
Chicago, Illinois
March 1, 2019