Form 10-Q
period 2019-03-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2019-04-26
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33251
________________________________________________________

UNIVERSAL INSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________

Delaware	65-0231984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1110 W. Commercial Blvd., Fort Lauderdale, Florida 33309
(Address of principal executive offices)
(954) 958-1200
(Registrant’s telephone number, including area code)
________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,647,850 shares of common stock, par value $0.01 per share, outstanding on April 22, 2019.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Universal Insurance Holdings, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of March 31, 2019 and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2019 and 2018. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries as of December 31, 2018 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 1, 2019. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Plante & Moran, PLLC
Chicago, Illinois
April 26, 2019

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

	As of
	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Available-for-sale debt securities, at fair value (amortized cost: $834,817 and $831,127)	$840,028	$820,438
Equity securities, at fair value (amortized cost: $58,137 and $86,271)	53,175	63,277
Investment real estate, net	25,070	24,439
Total invested assets	918,273	908,154

Cash and cash equivalents	185,061	166,428
Restricted cash and cash equivalents	2,635	2,635
Prepaid reinsurance premiums	57,100	142,750
Reinsurance recoverable	323,294	418,603
Premium receivable, net	58,346	59,858
Property and equipment, net	40,102	34,991
Deferred policy acquisition costs	83,284	84,686
Income taxes recoverable	—	11,159
Deferred income tax asset, net	14,417	14,586
Other assets	15,357	14,540
Total assets	$1,697,869	$1,858,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$366,356	$472,829
Unearned premiums	595,536	601,679
Advance premium	44,545	26,222
Accounts payable	2,692	3,059
Book overdraft	43,305	102,843
Reinsurance payable, net	48,171	93,306
Income taxes payable	6,183	—
Other liabilities and accrued expenses	41,002	45,422
Long-term debt	11,029	11,397
Total liabilities	1,158,819	1,356,757

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $.01 par value	467	465
Authorized shares - 55,000
Issued shares - 46,674 and 46,514
Outstanding shares - 34,622 and 34,783
Treasury shares, at cost - 12,052 and 11,731	(140,516)	(130,399)
Additional paid-in capital	87,328	86,353
Accumulated other comprehensive income (loss), net of taxes	3,974	(8,010)
Retained earnings	587,797	553,224
Total stockholders’ equity	539,050	501,633
Total liabilities and stockholders’ equity	$1,697,869	$1,858,390
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$289,234	$269,984
Change in unearned premium	6,143	(7,723)
Direct premium earned	295,377	262,261
Ceded premium earned	(85,650)	(79,684)
Premiums earned, net	209,727	182,577
Net investment income	8,142	4,785
Net realized gains (losses) on sale of securities	(11,525)	(2,641)
Net change in unrealized gains (losses) of equity securities	18,032	(5,109)
Commission revenue	5,505	5,271
Policy fees	5,021	4,775
Other revenue	1,684	1,842
Total premiums earned and other revenues	236,586	191,500
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	113,094	75,926
General and administrative expenses	69,748	63,875
Total operating costs and expenses	182,842	139,801
INCOME BEFORE INCOME TAXES	53,744	51,699
Income tax expense	13,596	11,644
NET INCOME	$40,148	$40,055
Basic earnings per common share	$1.16	$1.15
Weighted average common shares outstanding - Basic	34,741	34,839
Diluted earnings per common share	$1.14	$1.12
Weighted average common shares outstanding - Diluted	35,206	35,660
Cash dividend declared per common share	$0.16	$0.14
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$40,148	$40,055
Other comprehensive income (loss), net of taxes	11,984	(4,050)
Comprehensive income	$52,132	$36,005
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (unaudited)
(in thousands)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2018	(11,731)		46,514	10	$465	$—	$86,353	$553,224	$(8,010)	$(130,399)	$501,633
Vesting of performance share units	(56)	(1)	148	—	2	—	(2)	—	—	(2,069)	(2,069)
Grants and vesting of restricted stock	(5)	(1)	25	—	—	—	—	—	—	(166)	(166)
Stock option exercises	(36)	(1)	84	—	1	—	1,438	—	—	(1,367)	72
Retirement of treasury shares	97		(97)	—	(1)	—	(3,601)	—	—	3,602	—
Purchases of treasury stock	(321)		—	—	—	—	—	—	—	(10,117)	(10,117)
Share-based compensation	—		—	—	—	—	3,140	—	—	—	3,140
Net income	—		—	—	—	—	—	40,148	—	—	40,148
Change in net unrealized gains (losses) (2)	—		—	—	—	—	—	—	11,984	—	11,984
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,575)	—	—	(5,575)
Balance, March 31, 2019	(12,052)		46,674	10	$467	$—	$87,328	$587,797	$3,974	$(140,516)	$539,050

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2017	(11,043)		45,778	10	$458	$—	$86,186	$464,748	$(6,281)	$(105,123)	$439,988
Cumulative effect of change in accounting principle (ASU 2016-02)	—		—	—	—	—	—	(3,601)	3,601	—	—
Balance January 1, 2018	(11,043)		45,778	10	458	—	86,186	461,147	(2,680)	(105,123)	439,988
Vesting of performance share units	(43)	(1)	127	—	1	—	(1)	—	—	(1,273)	(1,273)
Grants and vesting of restricted stock	—		50	—	—	—	—	—	—	—	—
Stock option exercises	(568)	(1)	804	—	8	—	15,195	—	—	(18,723)	(3,520)
Retirement of treasury shares	611		(611)	—	(6)	—	(19,990)	—	—	19,996	—
Purchases of treasury stock	(93)		—	—	—	—	—	—	—	(2,746)	(2,746)
Share-based compensation	—		—	—	—	—	2,904	—	—	—	2,904
Net income	—		—	—	—	—	—	40,055	—	—	40,055
Change in net unrealized gains (losses) (2)	—		—	—	—	—	—	—	(4,050)	—	(4,050)
Reclassification of income taxes upon adoption of ASU 2018-02	—		—	—	—	—	—	582	(582)	—	—
Balance, Declaration of dividends ($0.14 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,906)	—	—	(4,906)
Balance, March 31, 2018	(11,136)		46,148	10	$461	$—	$84,294	$496,878	$(7,312)	$(107,869)	$466,452

(1) All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or performance share units or restricted stock vested. These shares have been cancelled by the Company.

(2) Represents change in fair value of available-for-sale investments, net of income tax provision of $3,916 thousand for the three months ended March 31, 2019 and a change in fair value of available-for-sale investments, net of income tax benefit of $1,219 thousand for the three months ended March 31, 2018.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$31,451	$52,326
Cash flows from investing activities:
Proceeds from sale of property and equipment	8	12
Purchases of property and equipment	(6,368)	(1,314)
Purchases of equity securities	(697)	(9,857)
Purchases of available-for-sale debt securities	(55,102)	(121,996)
Purchases of investment real estate, net	(734)	(1,034)
Proceeds from sales of equity securities	17,161	1,045
Proceeds from sales of available-for-sale debt securities	14,550	99,464
Maturities of available-for-sale debt securities	36,635	25,363
Net cash provided by (used in) investing activities	5,453	(8,317)
Cash flows from financing activities:
Preferred stock dividend	(3)	(3)
Common stock dividend	(5,620)	(4,912)
Issuance of common stock for stock option exercises	239	—
Purchase of treasury stock	(10,117)	(2,746)
Payments related to tax withholding for share-based compensation	(2,402)	(4,793)
Repayment of debt	(368)	(368)
Net cash provided by (used in) financing activities	(18,271)	(12,822)
Cash and cash equivalents, and restricted cash and cash equivalents:
Net increase (decrease) during the period	18,633	31,187
Balance, beginning of period	169,063	216,121
Balance, end of period	$187,696	$247,308
The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$185,061	$166,428
Restricted cash and cash equivalents (1)	2,635	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$187,696	$169,063

(1)	See “—Note 5 (Insurance Operations),” for a discussion of the nature of the restrictions for restricted cash and cash equivalents.
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Nature of Operations and Basis of Presentation
Nature of Operations
Universal Insurance Holdings, Inc. together with its wholly-owned subsidiaries, (“the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”, and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance currently offered in 18 states as of March 31, 2019, including Florida, which comprises the vast majority of the Company’s in-force policies. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
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
Basis of Presentation
The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the Financial Statements do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) for annual financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 1, 2019. The condensed consolidated balance sheet at December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.
To conform to the current period presentation, certain amounts in the prior periods’ condensed consolidated financial statements and notes have been reclassified. Such reclassifications were of an immaterial amount and had no effect on net income or stockholders’ equity.
The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Management must make estimates and assumptions that affect amounts reported in the Company’s Financial Statements and in disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

2. Significant Accounting Policies
The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2018. There are no new or revised disclosures or disclosures required on a quarterly basis.

3. Investments
Securities Available for Sale
The following table provides the amortized cost and fair value of debt securities available for sale as of the dates presented (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$65,888	$408	$(654)	$65,642
Corporate bonds	422,426	6,650	(1,643)	427,433
Mortgage-backed and asset-backed securities	330,925	3,585	(2,743)	331,767
Municipal bonds	3,403	25	(8)	3,420
Redeemable preferred stock	12,175	255	(664)	11,766
Total	$834,817	$10,923	$(5,712)	$840,028

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$67,435	$241	$(1,039)	$66,637
Corporate bonds	434,887	714	(6,736)	428,865
Mortgage-backed and asset-backed securities	312,840	912	(4,155)	309,597
Municipal bonds	3,405	—	(43)	3,362
Redeemable preferred stock	12,560	55	(638)	11,977
Total	$831,127	$1,922	$(12,611)	$820,438

The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	March 31, 2019		December 31, 2018
Equivalent S&P Credit Ratings	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
AAA	$408,487	48.6%	$388,672	47.4%
AA	100,592	12.0%	100,791	12.3%
A	207,422	24.7%	214,503	26.1%
BBB	119,525	14.2%	112,613	13.7%
BB and Below	505	0.1%	494	0.1%
No Rating Available	3,497	0.4%	3,365	0.4%
Total	$840,028	100.0%	$820,438	100.0%

The table above includes credit quality ratings by Standard and Poor’s Rating Services, Inc. (“S&P”), Moody’s Investors Service, Inc. and Fitch Ratings, Inc. The Company has presented the highest rating of the three rating agencies for each investment position.
The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed Securities:
Agency	$152,861	$151,214	$139,418	$136,291
Non-agency	71,863	74,084	61,689	61,933
Asset-backed Securities:
Auto loan receivables	49,808	49,917	53,449	53,341
Credit card receivables	27,750	27,809	29,594	29,366
Other receivables	28,643	28,743	28,690	28,666
Total	$330,925	$331,767	$312,840	$309,597

The following table summarizes the fair value and gross unrealized losses on available-for-sale debt securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented (in thousands):

	March 31, 2019
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	1	$1,300	$(3)	9	$46,124	$(651)
Corporate bonds	24	11,810	(39)	190	154,760	(1,604)
Mortgage-backed and asset-backed securities	13	13,011	(43)	101	141,496	(2,700)
Municipal bonds	1	272	(8)	—	—	—
Redeemable preferred stock	28	2,893	(562)	9	1,783	(102)
Total	67	$29,286	$(655)	309	$344,163	$(5,057)

	December 31, 2018
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	—	$—	$—	13	$56,531	$(1,039)
Corporate bonds	228	210,152	(3,318)	160	131,225	(3,418)
Mortgage-backed and asset-backed securities	36	57,487	(196)	103	148,436	(3,959)
Municipal bonds	6	3,362	(43)	—	—	—
Redeemable preferred stock	61	8,092	(506)	5	1,034	(132)
Total	331	$279,093	$(4,063)	281	$337,226	$(8,548)

Evaluating Investments for Other Than Temporary Impairment
As of March 31, 2019, the Company held available-for-sale debt securities that were in an unrealized loss position as presented in the table above. For available-for-sale debt securities with significant declines in value, the Company performs quarterly fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For available-for-sale debt securities, the Company considers whether it has the intent and ability to hold the available-for-sale debt securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based on our analysis, our fixed income portfolio is of high quality and we believe that we will recover the amortized cost basis of our available-for-sale debt securities. We continually monitor the credit quality of our investments in available-for-sale debt securities to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. Additionally, the Company considers management’s intent and ability to hold the available-for-sale debt securities until recovery and its credit analysis of the individual issuers of the securities. Based on this process and analysis, management has no reason to believe the unrealized losses of the available-for-sale debt securities as of March 31, 2019 are other than temporary.

The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	March 31, 2019
	Amortized Cost	Fair Value
Due in one year or less	$102,098	$101,753
Due after one year through five years	402,877	403,320
Due after five years through ten years	319,707	325,217
Due after ten years	8,940	8,507
Perpetual maturity securities	1,195	1,231
Total	$834,817	$840,028

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
The following table provides certain information related to available-for-sale debt securities and equity securities during the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$51,185	$124,827
Equity securities	$17,161	$1,045
Gross realized gains on sale of securities:
Available-for-sale debt securities	$187	$307
Equity securities	$165	$124
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(42)	$(3,072)
Equity securities	$(11,835)	$—

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Available-for-sale debt securities	$6,151	$3,700
Equity securities	1,042	583
Available-for-sale short-term investments	—	89
Cash and cash equivalents	1,300	858
Other (1)	259	196
Total investment income	8,752	5,426
Less: Investment expenses (2)	(610)	(641)
Net investment income	$8,142	$4,785

(1)	Includes interest earned on restricted cash and cash equivalents. Also includes investment income earned on real estate investments.

(2)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Equity Securities
The following table provides the unrealized gains and losses related to equity securities for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting period	$2,400	$(5,109)

Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	March 31, 2019	December 31, 2018
Income Producing:
Investment real estate	$14,628	$14,619
Less: Accumulated depreciation	(973)	(870)
	13,655	13,749
Non-Income Producing:
Investment real estate	11,415	10,690
Investment real estate, net	$25,070	$24,439

Depreciation expense related to investment real estate for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Depreciation expense on investment real estate	$103	$103

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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balances exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of March 31, 2019			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services, Inc.	Moody’s Investors Service, Inc.	March 31, 2019	December 31, 2018
Allianz Risk Transfer	A+	AA	Aa3	$109,183	$139,565
Florida Hurricane Catastrophe Fund (1)	n/a	n/a	n/a	107,537	165,022
Renaissance Reinsurance Ltd	A+	A+	A1	26,299	39,459
Chubb Tempest Reinsurance Ltd	n/a	n/a	n/a	—	16,208
Total (2)				$243,019	$360,254

(1)	No rating is available, because the fund is not rated.

(2)	Amounts represent prepaid reinsurance premiums, reinsurance receivables and net recoverables for paid and unpaid losses, including incurred but not reported reserves, and loss adjustment expenses.
The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended March 31,
	2019			2018
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$289,234	$295,377	$115,742	$269,984	$262,261	$76,639
Ceded	—	(85,650)	(2,648)	—	(79,684)	(713)
Net	$289,234	$209,727	$113,094	$269,984	$182,577	$75,926

The following prepaid reinsurance premiums and reinsurance recoverable and receivable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	March 31, 2019	December 31, 2018
Prepaid reinsurance premiums	$57,100	$142,750
Reinsurance recoverable on paid losses and LAE	$54,223	$25,238
Reinsurance recoverable on unpaid losses and LAE	269,071	393,365
Reinsurance recoverable and receivable	$323,294	$418,603

5. Insurance Operations
Deferred Policy Acquisition Costs
The Company defers certain costs relating to written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
DPAC, beginning of period	$84,686	$73,059
Capitalized Costs	41,520	41,939
Amortization of DPAC	(42,922)	(36,991)
DPAC, end of year	$83,284	$78,007

Regulatory Requirements and Restrictions
The Insurance Entities are subject to regulations and standards of the Florida Office of Insurance Regulation (“FLOIR”). UPCIC also is subject to regulations and standards of regulatory authorities in other states where it is licensed, although as a Florida-domiciled insurer, its principal regulatory authority is the FLOIR. These standards require the Insurance Entities to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the Insurance Entities to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by UPCIC and APPCIC to their immediate parent company, Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida), without prior regulatory approval is limited by the provisions of the Florida Insurance Code. These dividends are referred to as “ordinary dividends.” However, if the dividend, together with other dividends paid within the preceding twelve months exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.
In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of December 31, 2018, UPCIC has the capacity to pay ordinary dividends of $14.0 million during 2019. APPCIC did not meet the earnings or surplus regulatory requirements as of December 31, 2018 to pay ordinary dividends during 2019. For the three months ended March 31, 2019, no dividends were paid from UPCIC or APPCIC to PSI.
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

	March 31, 2019	December 31, 2018
Ten percent of total liabilities
UPCIC	$89,300	$90,610
APPCIC	$491	$489
Statutory capital and surplus
UPCIC	$325,383	$291,438
APPCIC	$15,946	$15,973

As of the dates in the table above, both UPCIC and APPCIC exceeded the minimum statutory capitalization requirement. UPCIC also met the capitalization requirements of the other states in which it is licensed as of March 31, 2019. UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates.
The following table summarizes combined net income for UPCIC and APPCIC determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Combined net income	$7,623	$14,478

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	March 31, 2019	December 31, 2018
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,913	$3,876

6. Liability for Unpaid Losses and Loss Adjustment Expenses
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$472,829	$248,425
Less: Reinsurance recoverable	(393,365)	(182,405)
Net balance at beginning of period	79,464	66,020
Incurred (recovered) related to:
Current year	113,279	75,970
Prior years	(185)	(44)
Total incurred	113,094	75,926
Paid related to:
Current year	34,549	17,407
Prior years	60,724	65,253
Total paid	95,273	82,660
Net balance at end of period	97,285	59,286
Plus: Reinsurance recoverable	269,071	70,351
Balance at end of period	$366,356	$129,637

7. Long-Term Debt
Long-term debt consists of the following as of the dates presented (in thousands):

	March 31, 2019	December 31, 2018
Surplus note	$11,029	$11,397

In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program. The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. Principal and interest are paid periodically pursuant to terms of the surplus note.
UPCIC was in compliance with the terms of the surplus note as of March 31, 2019.

8. Stockholders’ Equity

On December 12, 2018, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase in the open market up to $20 million of the Company’s outstanding shares of common stock through May 31, 2020. During the three months ended March 31, 2019, the Company repurchased 320,500 shares, at an aggregate purchase price of approximately $10.1 million, pursuant to such repurchase program.

On September 5, 2017, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase in the open market up to $20 million of the Company’s outstanding shares of common stock through December 31, 2018. During the three months ended March 31, 2018, the Company repurchased 92,749 shares, at an aggregate price of approximately $2.7 million, pursuant to such repurchase program.

9. Income Taxes
During the three months ended March 31, 2019 and 2018, the Company recorded approximately $13.6 million and $11.6 million of income tax expense, respectively. The effective tax rate (“ETR”) for the three months ended March 31, 2019 was 25.3% compared to a 22.5% ETR for the same period in 2018.
In arriving at these rates, the Company considered a variety of factors including the forecasted full year pre-tax results, the U.S. federal tax rate, expected non-deductible expenses and estimated state income taxes. The Company’s final ETR for the full year will be dependent on the level of pre-tax income, discrete items, the apportionment of taxable income among state tax jurisdictions and the extent of non-deductible expenses in relation to pre-tax income.
Income tax expense for the three months ended March 31, 2019 included a net credit for discrete items of $0.5 million relating to excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the first quarter in 2019, which decreased the current quarter’s ETR by 1.0 percent. Income tax expense for the three months ended March 31, 2018 included a credit for discrete items of $1.8 million for excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the first quarter in 2018.
The statutory tax rate consists of a federal income tax rate of 21% and a state income tax rate, net of federal benefit, of 3.6%.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. As of March 31, 2019, the Company’s 2016 through 2018 tax years are still subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdictions.

10. Earnings Per Share
Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the exercises of stock options, vesting of restricted stock, vesting of performance share units and conversion of preferred stock.
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted EPS computations for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator for EPS:
Net income	$40,148	$40,055
Less: Preferred stock dividends	(3)	(3)
Income available to common stockholders	$40,145	$40,052
Denominator for EPS:
Weighted average common shares outstanding	34,741	34,839
Plus: Assumed conversion of share-based compensation (1)	440	796
Assumed conversion of preferred stock	25	25
Weighted average diluted common shares outstanding	35,206	35,660
Basic earnings per common share	$1.16	$1.15
Diluted earnings per common share	$1.14	$1.12

(1)	Represents the dilutive effect of unvested restricted stock, unvested performance share units and unexercised stock options.

11. Other Comprehensive Income (Loss)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended March 31,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$16,045	$3,953	$12,092	$(8,034)	$(1,889)	$(6,145)
Less: Reclassification adjustments for (gains) losses realized in net income	(145)	(37)	(108)	2,765	670	2,095
Other comprehensive income (loss)	$15,900	$3,916	$11,984	$(5,269)	$(1,219)	$(4,050)

The following table provides the reclassifications adjustment for gains (losses) out of accumulated other comprehensive income for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended March 31,
	2019	2018
Unrealized gains (losses) on available-for-sale debt securities
	$145	$(2,765)	Net realized gains (losses) on sale of securities
	(37)	670	Income taxes
Total reclassification for the period	$108	$(2,095)	Net of tax

12. Commitments and Contingencies
Obligations under Multi-Year Reinsurance Contracts
We purchase reinsurance coverage to protect our capital and to limit our losses when major events occur. Our reinsurance commitments run from June 1 of the current year to May 31 of the following year. Certain of our reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1 to May 31 contract period are recorded as “Reinsurance Payable” in the financial statements. Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $82.3 million in 2019 and (2) $33.9 million in 2020.
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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	March 31, 2019
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities
U.S. government obligations and agencies	$—	$65,642	$—	$65,642
Corporate bonds	—	427,433	—	427,433
Mortgage-backed and asset-backed securities	—	331,767	—	331,767
Municipal bonds	—	3,420	—	3,420
Redeemable preferred stock	—	11,766	—	11,766
Equity securities:
Common stock	4,342	—	—	4,342
Mutual funds	48,833	—	—	48,833
Total assets accounted for at fair value	$53,175	$840,028	$—	$893,203

	Fair Value Measurements
	December 31, 2018
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities
U.S. government obligations and agencies	$—	$66,637	$—	$66,637
Corporate bonds	—	428,865	—	428,865
Mortgage-backed and asset-backed securities	—	309,597	—	309,597
Municipal bonds	—	3,362	—	3,362
Redeemable preferred stock	—	11,977	—	11,977
Equity securities:
Common stock	15,564	—	—	15,564
Mutual funds	47,713	—	—	47,713
Total assets accounted for at fair value	$63,277	$820,438	$—	$883,715

The Company utilizes third-party independent pricing services that provide a price quote for each available-for-sale debt security and equity security. Management reviews the methodology used by the pricing services. If management believes that the price used by the pricing service does not reflect an orderly transaction between participants, management will use an alternative valuation methodology. There were no adjustments made by the Company to the prices obtained from the independent pricing source for any available-for-sale debt security or equity securities included in the tables above.
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	(Level 3) Estimated Fair Value	Carrying Value	(Level 3) Estimated Fair Value
Liabilities (debt):
Surplus note	$11,029	$9,955	$11,397	$10,125

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

14. Subsequent Events
On April 10, 2019, the Company declared a dividend of $0.16 per share on its outstanding common stock payable on May 10, 2019, to shareholders of record on May 3, 2019.

The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of March 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Company” refer to Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries. You should read the following discussion together with our unaudited condensed consolidated financial statements (“Financial Statements”) and the related notes thereto included in “Part I, Item 1—Financial Statements”, and our audited condensed consolidated financial statements and the related notes thereto included in “Part II, Item 8—Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the year.
Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These forward-looking statements may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure and other risk management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements as a result of the risks set forth below, which are a summary of those set forth in our Annual Report on Form 10-K for the year ended December 31, 2018. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Risks and uncertainties that may affect our financial condition and operating results include, but are not limited to, the following:

•
Unanticipated increases in the severity or frequency of claims, including those relating to catastrophes, severe weather events and changing climate conditions, which may exceed our current reserves established for claims;

•
Failure of our risk mitigation strategies, including failure to accurately and adequately price the risks we underwrite and to write effective exclusions and other loss limitation methods in our insurance policies;

•	Loss of independent insurance agents and inability to attract new independent agents;

•	Reliance on models, which are inherently uncertain, as a tool to evaluate risks;

•	The continued availability of reinsurance at current levels and prices, and our ability to collect payments from our reinsurers;

•	Changes in industry trends, including changes due to the cyclical nature of the industry and increased competition;

•	Geographic concentration of our business in Florida and the effectiveness of our growth and diversification strategy in new markets;

•	Loss of key personnel and inability to attract and retain talented employees;

•	Failure to comply with existing and future guidelines, policies and legal and regulatory standards;

•	The ability of our claims professionals to effectively manage claims;

•	Litigation or regulatory actions that could result in significant damages, fines or penalties;

•	A downgrade in our Financial Stability Rating® and its impact on our competitive position, the marketability of our product offerings, our liquidity and profitability;

•	The impact on our business and reputation of data and security breaches due to cyber-attacks or our inability to effectively adapt to changes in technology;

•	Our dependence on the returns of our investment portfolio, which are subject to market risk;

•	Legal, regulatory or tax changes that increase our operating costs and decrease our profitability, such as limitations on rate changes or requirements to participate in loss sharing;

•	Our dependence on dividends and permissible payments from our subsidiaries; and

•	The ability of our Insurance Entities to comply with statutory capital and surplus minimums and other regulatory and licensing requirements.

OVERVIEW
We are a vertically integrated holding company offering property and casualty (“P&C”) insurance and value-added insurance services. We develop, market and underwrite insurance products for consumers predominantly in the personal residential homeowners line of business and perform substantially all other insurance-related services for our primary insurance entities, including risk management, claims management, and distribution. Our primary insurance entities, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), offer insurance products through both our appointed independent agent network and our online distribution channels across 18 states (primarily in Florida), with licenses to write insurance in an additional two states. The Insurance Entities seek to produce an underwriting profit over the long term (defined as earned premium less losses, loss adjustment expense (“LAE”), policy acquisition costs and other operating costs); maintain a strong balance sheet to prepare for years in which the Insurance Entities are not able to achieve an underwriting profit; and generate investment income on assets exceeding short-term operating needs.
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A should be read in conjunction with our Financial Statements and accompanying Notes appearing elsewhere in this Report (the “Notes”). In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed above under “Cautionary Note Regarding Forward-Looking Statements.”
RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
Highlights
Results of operations for the first quarter of fiscal 2019, in each case compared with the first quarter of fiscal 2018 (unless otherwise specified), include:

•	Direct premiums written overall grew by $19.3 million, or 7.1%, to $289.2 million.

•	In Florida, direct premiums written grew by $8.0 million, or 3.4%, and in our other states, direct premiums written grew by $11.3 million, or 31.5%.

•	Net earned premiums grew by $27.2 million, or 14.9%, to $209.7 million.

•	Total revenues increased by $45.1 million, or 23.5%, to $236.6 million.

•	Loss ratio was 53.9% as compared to 41.6%.

•	Diluted earnings per share (“EPS”) increased by $0.02 to $1.14.

•	Paid dividends of $0.16 per share in the first quarter in 2019.

•	Book value per share increased by $1.15, or 8.0%, to $15.57 at March 31, 2019 from $14.42 at December 31, 2018.

•	Repurchased 320,500 shares during the quarter at an aggregate purchase price of $10.1 million pursuant to our 2019–2020 share repurchase program.
Results of Operations
Net income was $40.1 million for the three months ended March 31, 2019, relatively flat when compared to the three months ended March 31, 2018. Diluted EPS for the current quarter was $1.14 compared to $1.12 in 2018, an increase of $0.02 or 1.8%. Weighted average diluted common shares were lower by 1.3% to 35.2 million shares. Benefiting the quarter were increases in net earned premium, net investment income and unrealized gains from an increase in value of equity securities, offset by realized losses upon the sale of equity securities and increased operating costs for losses and LAE and general and administrative costs. Direct and net earned premium were up 12.6% and 14.9%, respectively due to growth in all states in which we are licensed and writing during the past 12 months and reflects a lower cost of reinsurance as a percentage of direct earned premium. Increases in losses and LAE were the result of premium growth, increased estimated losses for the current year, a hail event in Brevard County, Florida in the first quarter and a lower benefit from claim adjustment fees ceded to reinsurers as more hurricane claims made in prior years concluded during the quarter.

A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Three Months Ended March 31,		Change
	2019	2018	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$289,234	$269,984	$19,250	7.1%
Change in unearned premium	6,143	(7,723)	13,866	NM
Direct premium earned	295,377	262,261	33,116	12.6%
Ceded premium earned	(85,650)	(79,684)	(5,966)	7.5%
Premiums earned, net	209,727	182,577	27,150	14.9%
Net investment income	8,142	4,785	3,357	70.2%
Net realized gains (losses) on sale of securities	(11,525)	(2,641)	(8,884)	336.4%
Net change in unrealized gains (losses) of equity securities	18,032	(5,109)	23,141	NM
Commission revenue	5,505	5,271	234	4.4%
Policy fees	5,021	4,775	246	5.2%
Other revenue	1,684	1,842	(158)	(8.6)%
Total premiums earned and other revenues	236,586	191,500	45,086	23.5%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	113,094	75,926	37,168	49.0%
General and administrative expenses	69,748	63,875	5,873	9.2%
Total operating costs and expenses	182,842	139,801	43,041	30.8%
INCOME BEFORE INCOME TAXES	53,744	51,699	2,045	4.0%
Income tax expense	13,596	11,644	1,952	16.8%
NET INCOME	$40,148	$40,055	$93	0.2%
Other comprehensive income (loss), net of taxes	11,984	(4,050)	16,034	NM
COMPREHENSIVE INCOME	$52,132	$36,005	$16,127	44.8%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$1.14	$1.12	$0.02	1.8%
Weighted average diluted common shares outstanding	35,206	35,660	(454)	(1.3)%
NM – Not Meaningful
We have seen increases in policy count, in-force premium and total insured value in all states for the past three years. Direct premiums written increased by $19.3 million, or 7.1%, for the quarter ended March 31, 2019, driven by growth within our Florida business of $8.0 million, or 3.4%, and growth in our other states business of $11.3 million, or 31.5%, as compared to the same period of the prior year. Florida growth was driven by growth in policy count as well as the impact of an average statewide rate increase of 3.4% which was approved in early December 2017 and effective for new business beginning on December 7, 2017 and for renewal business beginning on January 26, 2018. As discussed below in losses and LAE, we implemented new binding guidelines during the first quarter on new business to address emerging loss trends. Premiums in force increased in every state in which we are writing compared to the prior year. During the first quarter of 2019, we commenced writing in Illinois and we are now actively writing policies in 17 states outside our home state of Florida.
The following table provides direct premiums written for Florida and Other States for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended
	March 31, 2019		March 31, 2018		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$242,148	83.7%	$234,178	86.7%	$7,970	3.4%
Other states	47,086	16.3%	35,806	13.3%	11,280	31.5%
Total	$289,234	100.0%	$269,984	100.0%	$19,250	7.1%

Direct premium earned increased by $33.1 million, or 12.6%, for the quarter ended March 31, 2019, reflecting the earning of premiums written over the past 12 months and changes in rates and policy count during that time.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events. Ceded premium represents amounts paid to reinsurers for this protection. See the reinsurance discussion included in “Contractual Obligations” for additional information. Ceded premium earned increased by $6.0 million, or 7.5%, for the quarter ended March 31, 2019. The increase was the result of increased costs for our 2018 - 2019 reinsurance program, consistent with the growth in our in-force premiums when compared to the expiring program. Ceded premium earned as a percent of direct premiums earned was 29.0% for the three months ended March 31, 2019 compared to 30.4% for the three months ended March 31, 2018.
Premiums earned, net of ceded premium earned, grew by 14.9%, or $27.2 million, to $209.7 million for the three months ended March 31, 2019, reflecting the increase in direct premiums earned and reduction in ceded premium earned as a percentage of direct premiums earned discussed above.
Net investment income was $8.1 million for the three months ended March 31, 2019, compared to $4.8 million for the same period in 2018, an increase of $3.4 million, or 70.2%. The increase is the result of several factors including the growth in cash and invested assets compared to the prior year and an increase in yields from a shift in asset mix and rising interest rates. Total invested assets were $918.3 million with an average Standard & Poor’s equivalent fixed income credit rating of A+ during the three months ended March 31, 2019 compared to $729.7 million with an average Standard & Poor’s equivalent fixed income credit rating of AA- for the same period in 2018. Cash and cash equivalents are invested short term until needed to settle loss and LAE payments, reinsurance premium payments and operating cash needs.
We sell securities from our investment portfolio from time to time when opportunities arise or when circumstances could result in greater losses or lower yields if held. We sold securities during the three months ended March 31, 2019, generating net realized loss of $11.5 million compared to net realized loss of $2.6 million for the three months ended March 31, 2018. The realized losses this quarter resulted primarily from the sale of equity securities, whereas the realized loss for the quarter ended March 31, 2018 resulted primarily from the sale of municipal securities in response to changes in the tax law.
The first quarter of 2019 included a favorable change in unrealized gain from equity securities of $18.0 million, resulting from an increase in the fair market value of our equity securities held in the portfolio during the period. Comparatively, during the first quarter of 2018, the fair market value of equity securities declined resulting in an unrealized loss of $5.1 million.
Commission revenue is comprised principally of brokerage commissions we earn from reinsurers on reinsurance placed for the Insurance Entities. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1 to May 31 of the following year. For the three months ended March 31, 2019, commission revenue was $5.5 million, compared to $5.3 million for the three months ended March 31, 2018. The increase in commission revenue of $0.2 million, or 4.4%, for the three months ended March 31, 2019 was primarily from commissions earned on reinsurance premiums associated with the 2018 - 2019 Reinsurance Program.
Policy fees for the three months ended March 31, 2019 were $5.0 million compared to $4.8 million for the same period in 2018. The increase of $0.2 million, or 5.2%, was the result of an increase in the total number of new and renewal policies written during the three months ended March 31, 2019 compared to the same period in 2018.
Losses and LAE, net of reinsurance, were $113.1 million for the three months ended March 31, 2019, compared to $75.9 million during the same period in 2018 as follows (dollars in thousands):

	Three Months Ended March 31, 2019
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$295,377		$85,650		$209,727

Loss and loss adjustment expenses:
Weather events*	$5,000	1.7%	$—	—%	$5,000	2.4%
Prior year adverse/(favorable) reserve development	2,165	0.7%	2,350	2.7%	(185)	(0.1)%
All other losses and loss adjustment expenses	108,577	36.8%	298	0.3%	108,279	51.6%
Total losses and loss adjustment expenses	$115,742	39.2%	$2,648	3.1%	$113,094	53.9%
*    Includes only weather events beyond those expected.

	Three Months Ended March 31, 2018
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$262,261		$79,684		$182,577

Loss and loss adjustment expenses:
Weather events*	$—	—%	$—	—%	$—	—%
Prior year adverse/(favorable) reserve development	(44)	0.0%	—	—%	(44)	0.0%
All other losses and loss adjustment expenses	76,683	29.2%	713	0.9%	75,970	41.6%
Total losses and loss adjustment expenses	$76,639	29.2%	$713	0.9%	$75,926	41.6%
*    Includes only weather events beyond those expected.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.

Losses and LAE for the first quarter of 2019 were $113.1 million compared to $75.9 million in the first quarter of 2018, an increase of $37.2 million, or 49.0%. Losses and LAE increased during the first quarter ended March 31, 2019 principally due to three key factors: (1) increased losses in connection with the growth in our underlying business; (2) increased core loss ratio (as defined below) from 33% in 2018 to 37% in 2019; and (3) reduced level of benefits from claim settlement fees ceded to reinsurers as hurricanes claims conclude. To a lesser extent, the quarter included $5.0 million for weather events beyond those expected and prior reserve adverse development (gross and ceded), which had a slight favorable impact on net results. “Core loss ratio” is a common operational metric used in the insurance industry to describe the ratio of current accident year expected losses, other than catastrophe losses, to premiums earned.
We increased our core loss ratio to be in line with recent claim experience, specifically in the Florida market, as we continue to address: (1) the assignment of benefit issue (“AOB”) and increases in the systemic solicitation and representation of claims; and (2) emerging trends impacting the severity and frequency of claims. Claims paid under an AOB often involve unnecessary litigation and as a result cost significantly more than claims settled when an AOB is not involved, with most of the increase going to the attorneys or representatives of policyholders. The increase in the underlying core loss and LAE ratio also reflects continued geographic expansion into states outside of Florida where non-catastrophe loss ratios are generally higher than in Florida.
These market trends in losses and LAE have led us to file for rate increases in Florida (approved April 2019), make changes to certain new business binding requirements and develop specialized claims and litigation management efforts to address market trends driving up claim costs.
The financial benefit from the management of claims ceded to reinsurers was reduced to $0.77 million for the first quarter of 2019 compared to $10.4 million during the first quarter of 2018. The benefit is reflected in our financial statements as a reduction of direct claim costs. This reduction in the first quarter of 2019 reflects a lower volume of hurricane claim costs ceded to reinsurers.
General and administrative expenses were $69.7 million for the three months ended March 31, 2019, compared to $63.9 million during the same period in 2018 as follows (dollars in thousands):

	Three Months Ended
	March 31,				Change
	2019		2018		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$209,727		$182,577		$27,150	14.9%
General and administrative expenses:
Policy acquisition costs	43,511	20.7%	38,043	20.8%	5,468	14.4%
Other operating costs	26,237	12.5%	25,832	14.1%	405	1.6%
Total general and administrative expenses	$69,748	33.3%	$63,875	35.0%	$5,873	9.2%

General and administrative costs increased by $5.9 million, which was primarily the result of increases in policy acquisition costs of $5.5 million due to commissions associated with increased premium volume, and to a lesser extent due to an increase in other operating costs of $0.4 million. As a percentage of earned premiums, however, general and administrative costs decreased from 35.0% of earned premiums for the three months ended March 31, 2018 to 33.3% of earned premiums for the same period in 2019. Other operating costs for the three months ended March 31, 2019 reflected lower amounts recorded for executive compensation. Other operating costs as a percentage of earned premium reduced from 14.1% for the three months ended March 31, 2018 compared to 12.5% of earned premium for the same period in 2019. Overall, the expense ratio (general and administrative expenses as a percentage of net earned premiums) benefited from reduced executive compensation and economies of scale as general and administrative expenses did not increase at the same rate as revenues.
Income tax expense increased by $2.0 million, or 16.8%, for the three months ended March 31, 2019, when compared with the three months ended March 31, 2018. Our effective tax rate (“ETR”) increased to 25.3% for the three months ended March 31, 2019, as compared to 22.5% for the three months ended March 31, 2018. The increase in income tax expense of $2.0 million is primarily the result of an increase in income before income taxes of $2.0 million and a decrease in excess tax benefit of $1.2 million. See “Item 1—Note 9 (Income Taxes)” for an explanation of the change in ETR.
Other comprehensive income, net of taxes for the three months ended March 31, 2019, was $12.0 million compared to other comprehensive loss of $4.1 million for the same period in 2018. See “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income and loss for these periods.

Analysis of Financial Condition—As of March 31, 2019 Compared to December 31, 2018
We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
Type of Investment	March 31, 2019	December 31, 2018
Available-for-sale debt securities	$840,028	$820,438
Equity securities	53,175	63,277
Investment real estate, net	25,070	24,439
Total	$918,273	$908,154
See “Item 1—Condensed Consolidated Statements of Cash Flows” for explanations of changes in investments and “Item 1—Note 3 (Investments)”.
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the remaining coverage period of our reinsurance program, expiring May 31, 2019. The decrease of $85.7 million to $57.1 million as of March 31, 2019 was to recognize the amortization of ceded written premium for the unamortized reinsurance costs relating to our 2018-2019 catastrophe reinsurance program earned during the period. Our reinsurance program runs from June 1 to May 31 each year.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE and expenses that are expected to be recoverable from reinsurers. The decrease of $95.3 million during the quarter to $323.3 million as of March 31, 2019 was due to the collection of amounts from reinsurers relating to previous hurricanes and storm events.
Premiums receivable, net represents amounts receivable from policyholders. The decrease in premiums receivable, net of $1.5 million to $58.3 million as of March 31, 2019 relates to the seasonality and consumer behavior of the Company’s business.
Property and equipment, net increased $5.1 million during the quarter primarily as the result of the purchase of a new office building in Fort Lauderdale, Florida which will be used to meet the staffing needs of the company as the business continues to expand.
Deferred policy acquisition costs (“DPAC”) decreased by $1.4 million to $83.3 million as of March 31, 2019, which is consistent with the underlying premium growth and the seasonality of our business. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Income taxes recoverable or payable represents the difference between estimated tax obligations compared to tax payments made to taxing authorities. At March 31, 2019, the balance payable was $6.2 million, representing amounts due to taxing authorities at that date, compared to a balance recoverable of $11.2 million as of December 31, 2018, representing amounts due from taxing authorities.
Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.

See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $106.5 million to $366.4 million as of March 31, 2019. The reduction during the quarter in unpaid losses and LAE was principally due to the settlement of claims from previous hurricanes and storms as more claims from those events concluded during the quarter. Overall reserves decreased by $106.5 million as claim settlements exceeded new emerging claims. Unpaid losses and LAE are net of estimated subrogation recoveries.
Unearned premiums represent the portion of direct premiums written that will be earned pro rata in the future. The decrease of $6.1 million from December 31, 2018 to $595.5 million as of March 31, 2019 reflects the seasonality of our business, which is the variability of premiums written by month.
Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $18.3 million to $44.5 million as of March 31, 2019 reflects both organic growth and the seasonality of our business.
Book overdrafts represent outstanding checks or drafts in excess of cash on deposit with banking institutions and are examined to determine if a legal right of offset exists for accounts within the same banking institution at each balance sheet date. We maintain a short-term cash investment sweep to maximize investment returns on cash balances. Due to sweep activities, certain outstanding items are recorded as book overdrafts, which totaled $43.3 million as of March 31, 2019, compared to $102.8 million as of December 31, 2018. The decrease of $59.5 million is the result of fewer outstanding items as of March 31, 2019 compared to December 31, 2018 as outstanding claims payments for hurricane events are settled and are no longer outstanding.
Reinsurance payable, net, represents the unpaid installments owed to reinsurers in connection with our 2018-2019 catastrophe reinsurance program, which runs from June 1, 2018 to May 31, 2019, and to a lesser extent, unpaid reinstatement premiums due to reinsurers and cash advances received from reinsurers during hurricane or storm events. The balance decreased by $45.1 million to $48.2 million as of March 31, 2019 as a result of installment payments made to reinsurers during the quarter and reductions in cash advances received from reinsurers as ceded claims settle with reinsurers. Ceded written premiums for the 2018-2019 catastrophe reinsurance program are paid in installments over the June 1 to May 31 policy term.
Other liabilities and accrued expenses decreased by $4.4 million to $41.0 million as of March 31, 2019, primarily from the payment of accrued 2018 incentive performance bonuses settled after year end.
Capital resources, net increased by $37.0 million during the quarter reflecting our performance, debt repayment and stock transactions. See “Item 1—Condensed Consolidated Statements of Stockholders’ Equity” and “Item 1—Note 8 (Stockholders’ Equity)”.
The reduction in long-term debt was the result of principal payments on debt during 2019. See “—Liquidity and Capital Resources”.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements and we expect that, in the future, funds from operations will continue to meet such requirements.
The balance of cash and cash equivalents as of March 31, 2019 was $185.1 million compared to $166.4 million at December 31, 2018. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between March 31, 2019 and December 31, 2018. The increase in cash and cash equivalents was driven by cash flows generated from operating and investing activities in excess of those used for financing activities. We maintain a short-term investment cash sweep to maximize investment returns on cash balances. Due to these sweep activities, certain outstanding items are routinely recorded as “Book overdraft” in the Condensed Consolidated Financial Statements. Cash and cash equivalents balances are available to settle book overdrafts, pay reinsurance premiums, pay expenses and pay claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1 to May 31 of the following year. The Florida Hurricane Catastrophe Fund (“FHCF”) is paid in three installments on August 1, October 1, and December 1, and third-party reinsurance is paid in four installments on July 1, October 1, January 1 and April 1, resulting in significant payments at those times. See “Item 1—–Note 12 (Commitments and Contingencies)” and “—Contractual Obligations” for more information.
The balance of restricted cash and cash equivalents as of March 31, 2019 and December 31, 2018 represents cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business.
Liquidity is required for us to cover the payment of general operating expenses, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of income taxes, and interest and principal payments on outstanding debt obligations, if any. The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. Principal sources of liquidity for us include revenues generated from fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Additional sources of liquidity include brokerage commissions earned on reinsurance contracts, policy fees and remittances from the Insurance Entities for their respective share of income taxes. We also maintain investments, which are a source of ongoing interest and dividend income and would generate funds upon sale.

There are limitations on the dividends the Insurance Entities may pay to their immediate parent company, Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida). The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Commissioner of the FLOIR is subject to restrictions as referenced below and in “Item 1—–Note 5 (Insurance Operations).” The maximum dividend that may be paid by the Insurance Entities to PSI without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the three months ended March 31, 2019 and the year ended December 31, 2018, the Insurance Entities did not pay dividends to PSI.
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
Our insurance operations provide liquidity as premiums are generally received months or even years before losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale.
The Insurance Entities are responsible for losses related to catastrophic events in excess of coverage provided by the Insurance Entities’ reinsurance programs or retentions before our reinsurance protection commences. Also, the Insurance Entities are responsible for all other losses that otherwise may not be covered by the reinsurance programs and any amounts arising in the event of a reinsurer default. Losses or a default by reinsurers may have a material adverse effect on either of the Insurance Entities or our business, financial condition, results of operations and liquidity.
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio for the periods presented (dollars in thousands):

	As of
	March 31, 2019	December 31, 2018
Stockholders’ equity	$539,050	$501,633
Total long-term debt	11,029	11,397
Total capital resources	$550,079	$513,030

Debt-to-total capital ratio	2.0%	2.2%
Debt-to-equity ratio	2.0%	2.3%
As described in our Annual Report on Form 10-K for the year ended December 31, 2018, UPCIC entered into a surplus note with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program on November 9, 2006. The surplus note has a twenty-year term, with quarterly payments of principal and interest that accrue per the terms of the note agreement. At March 31, 2019, UPCIC was in compliance with the terms of the surplus note. Total adjusted capital surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.
Common Stock Repurchases
On December 12, 2018, we announced that our Board of Directors authorized a share repurchase program under which we may repurchase shares in the open market up to $20 million of its outstanding shares of common stock through May 31, 2020. We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We fund the share repurchase program with cash from operations.
During the three months ended March 31, 2019, we repurchased an aggregate of 320,500 shares of our common stock in the open market at an aggregate purchase price of $10.1 million. Also, see “Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended March 31, 2019.
Cash Dividends
The following table summarizes the dividends declared by us:

2019	Dividend Declared Date	Shareholders Record Date	Dividend Payable Date	Cash Dividend Per Share Amount
First Quarter	January 31, 2019	March 11, 2019	March 25, 2019	$0.16

CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations for which cash flows are fixed or determinable as of March 31, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Reinsurance payable and multi-year commitments (1)	$164,447	$48,171	$116,276	$—	$—
Unpaid losses and LAE, direct (2)	366,356	226,775	102,213	28,209	9,159
Long-term debt	12,192	1,320	5,057	3,171	2,644
Total contractual obligations	$542,995	$276,266	$223,546	$31,380	$11,803

(1)	The 1-3 years amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—–Note 12 (Commitments and Contingencies).”

(2)
There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through March 31, 2019. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from the Company’s reinsurance program. See “Item 1—Note 4 (Reinsurance).”

2018 - 2019 Reinsurance Program
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events. Reinsurance contracts are typically classified as treaty or facultative contracts. Treaty reinsurance provides coverage for all or a portion of a specified group or class of risks ceded by the primary insurer, while facultative reinsurance provides coverage for specific individual risks. Within each classification, reinsurance can be further classified as quota-share or excess. Quota-share reinsurance is where the primary insurer and the reinsurer share proportionally or pro-rata in the direct premiums and losses of the insurer. Excess reinsurance indemnifies the direct insurer or reinsurer for all or a portion of the loss in excess of an agreed upon amount or retention.
Developing and implementing our reinsurance strategy to adequately protect our balance sheet and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key strategic priority for us. For our 2018-2019 reinsurance program, we utilized excess reinsurance. In recent years, the property and casualty insurance market has experienced a substantial increase in the availability of property catastrophe reinsurance resulting from the increased supply of capital from non-traditional reinsurance providers, including private capital and hedge funds. This increased capital supply has helped to mitigate upward pressure on reinsurance pricing following the recent significant catastrophic activity in Florida and elsewhere around the world.
In order to limit our potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers and the FHCF. The FLOIR requires us, like all insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. Our 2018-2019 reinsurance program meets and provides reinsurance in excess of the FLOIR’s requirements, which are based on, among other things, the probable maximum loss that we would incur from an individual catastrophic event estimated to occur once in every 100 years based on our portfolio of insured risks and a series of stress test catastrophe loss scenarios based on past historical events. In respect to the single catastrophic event, the nature, severity and location of the event giving rise to such a probable maximum loss differs for each insurer depending on the insurer’s portfolio of insured risks, including, among other things, the geographic concentration of insured value within the insurer’s portfolio. Accordingly, a particular catastrophic event could be a one-in-100 year loss event for one insurance company while having a greater or lesser probability of occurrence for another insurance company.

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

Effective June 1 2018, we entered into multiple reinsurance agreements comprising our 2018-2019 reinsurance program. See “Item 1—Note 4 (Reinsurance).”

Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, for discussions surrounding the reinsurance programs of UPCIC and APPCIC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to Critical Accounting Policies and Estimates previously disclosed in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) revised U.S. GAAP with the issuance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), that introduces a new process for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new ASU will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income and (4) beneficial interests in securitized financial assets. The ASU changes the current practice of recording a permanent write down (other than temporary impairment) for probable credit losses, which is more restrictive than the new ASU requirement that would estimate credit losses, then recorded through a temporary allowance account that can be re-measured as estimated credit losses change. The ASU further limited estimated credit losses relating to available-for-sale securities to the amount which fair value is below amortized cost. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of March 31, 2019 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
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
The following tables provide information about our fixed income Financial Instruments as of March 31, 2019 compared to December 31, 2018, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	March 31, 2019
	Amortized Cost
	2019	2020	2021	2022	2023	Thereafter	Other	Total
Amortized cost	$102,098	$140,243	$73,041	$70,272	$119,321	$328,647	$1,195	$834,817
Fair market value	$101,753	$139,498	$72,820	$70,095	$120,907	$333,724	$1,231	$840,028
Coupon rate	2.20%	2.44%	2.91%	2.90%	3.41%	3.90%	5.78%	3.21%
Book yield	1.95%	2.35%	2.67%	2.86%	3.26%	3.66%	5.81%	3.03%
* Years to effective yield - 3.5 years

	December 31, 2018
	Amortized Cost
	2019	2020	2021	2022	2023	Thereafter	Other	Total
Amortized cost	$123,110	$109,690	$114,580	$55,542	$121,363	$301,454	$5,388	$831,127
Fair market value	$122,333	$108,564	$112,917	$54,309	$119,945	$297,214	$5,156	$820,438
Coupon rate	2.04%	2.35%	2.63%	2.99%	3.32%	3.90%	6.15%	3.11%
Book yield	1.88%	2.24%	2.43%	2.83%	3.18%	3.68%	5.96%	2.94%
* Years to effective yield - 3.5 years

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
The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	March 31, 2019		December 31, 2018
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$4,342	8.2%	$15,564	24.6%
Mutual funds	48,833	91.8%	47,713	75.4%
Total equity securities	$53,175	100.0%	$63,277	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at March 31, 2019 and December 31, 2018 would have resulted in a decrease of $10.6 million and $12.7 million, respectively, in the fair value of those securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of March 31, 2019, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in “Part I, Item 1A—Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases of our common stock during the three months ended March 31, 2019.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
1/1/2019 - 1/31/2019	—	$—	—	—
2/1/2019 - 2/28/2019	—	$—	—	—
3/1/2019 - 3/31/2019	320,500	$31.54	320,500	141,958
Total	320,500	$31.54	320,500	141,958
(1)Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated based on a closing price at March 29, 2019 of $31.00 per share.
On December 12, 2018, we announced that our Board of Directors authorized the repurchase of up to $20 million of our outstanding common stock in the open market through May 31, 2020. We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions.
Since December 2018 and through the first quarter of 2019, we have repurchased 458,734 shares of our common stock pursuant to this program at an aggregate purchase price of approximately $15.6 million.

Item 6. Exhibits

Exhibit No.	Exhibit

10.1
Employment Agreement, dated February 27, 2019, between Sean P. Downes and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2019 and incorporated herein by reference) †

15.1	Accountants’ Acknowledgment

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: April 26, 2019	/s/ Sean P. Downes
Sean P. Downes, Chief Executive Officer and Principal Executive Officer

Date: April 26, 2019	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer