Form 10-Q
period 2019-06-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2019-08-02
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
(954) 958-1200
(Registrant’s telephone number, including area code)
________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	UVE	New York Stock Exchange
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,160,015 shares of common stock, par value $0.01 per share, outstanding on July 29, 2019.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Universal Insurance Holdings, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of June 30, 2019 and the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and six-month periods ended June 30, 2019 and 2018 and the related condensed consolidated statement of cash flows for the six-month periods ended June 30, 2019 and 2018. These interim financial statements are the responsibility of the Company’s management.

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
August 2, 2019

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

	As of
	June 30, 2019	December 31, 2018
ASSETS
Available-for-sale debt securities, at fair value (amortized cost: $863,021 and $831,127)	$884,093	$820,438
Equity securities, at fair value (amortized cost: $43,571 and $86,271)	42,368	63,277
Investment real estate, net	15,792	24,439
Total invested assets	942,253	908,154

Cash and cash equivalents	181,614	166,428
Restricted cash and cash equivalents	2,635	2,635
Prepaid reinsurance premiums	381,982	142,750
Reinsurance recoverable	331,567	418,603
Premium receivable, net	66,756	59,858
Property and equipment, net	40,498	34,991
Deferred policy acquisition costs	90,530	84,686
Income taxes recoverable	8,897	11,159
Deferred income tax asset, net	—	14,586
Other assets	17,391	14,540
Total assets	$2,064,123	$1,858,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$288,296	$472,829
Unearned premiums	650,388	601,679
Advance premium	39,471	26,222
Accounts payable	3,024	3,059
Book overdraft	25,649	102,843
Reinsurance payable, net	424,187	93,306
Dividends payable	5,517	—
Deferred income tax liability, net	5,079	—
Other liabilities and accrued expenses	45,784	45,422
Long-term debt	10,662	11,397
Total liabilities	1,498,057	1,356,757

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $.01 par value	467	465
Authorized shares - 55,000
Issued shares - 46,698 and 46,514
Outstanding shares - 34,160 and 34,783
Treasury shares, at cost - 12,538 and 11,731	(154,623)	(130,399)
Additional paid-in capital	90,226	86,353
Accumulated other comprehensive income (loss), net of taxes	15,929	(8,010)
Retained earnings	614,067	553,224
Total stockholders’ equity	566,066	501,633
Total liabilities and stockholders’ equity	$2,064,123	$1,858,390

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$357,960	$342,781	$647,194	$612,765
Change in unearned premium	(54,852)	(68,754)	(48,709)	(76,477)
Direct premium earned	303,108	274,027	598,485	536,288
Ceded premium earned	(92,751)	(81,755)	(178,401)	(161,439)
Premiums earned, net	210,357	192,272	420,084	374,849
Net investment income	7,410	5,786	15,552	10,571
Net realized gains (losses) on investments	(1,605)	145	(13,130)	(2,496)
Net change in unrealized gains (losses) of equity securities	3,759	(1,521)	21,791	(6,630)
Commission revenue	6,048	5,709	11,553	10,980
Policy fees	5,997	5,764	11,018	10,539
Other revenue	1,756	1,633	3,440	3,475
Total premiums earned and other revenues	233,722	209,788	470,308	401,288
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	113,296	89,842	226,390	165,768
General and administrative expenses	69,496	58,698	139,244	122,573
Total operating costs and expenses	182,792	148,540	365,634	288,341
INCOME BEFORE INCOME TAXES	50,930	61,248	104,674	112,947
Income tax expense	13,637	15,164	27,233	26,808
NET INCOME	$37,293	$46,084	$77,441	$86,139
Basic earnings per common share	$1.09	$1.32	$2.24	$2.47
Weighted average common shares outstanding - Basic	34,311	34,909	34,525	34,874
Diluted earnings per common share	$1.08	$1.29	$2.22	$2.42
Weighted average common shares outstanding - Diluted	34,612	35,589	34,903	35,636
Cash dividend declared per common share	$0.16	$0.14	$0.32	$0.28

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$37,293	$46,084	$77,441	$86,139
Other comprehensive income (loss), net of taxes	11,955	(1,849)	23,939	(5,899)
Comprehensive income	$49,248	$44,235	$101,380	$80,240
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (unaudited)
(in thousands)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2018	(11,731)		46,514	10	$465	$—	$86,353	$553,224	$(8,010)	$(130,399)	$501,633
Vesting of performance share units	(56)	(1)	148	—	2	—	(2)	—	—	(2,069)	(2,069)
Grants and vesting of restricted stock	(5)	(1)	25	—	—	—	—	—	—	(166)	(166)
Stock option exercises	(36)	(1)	84	—	1	—	1,438	—	—	(1,367)	72
Retirement of treasury shares	97		(97)	—	(1)	—	(3,601)	—	—	3,602	—
Purchases of treasury stock	(321)		—	—	—	—	—	—	—	(10,117)	(10,117)
Share-based compensation	—		—	—	—	—	3,140	—	—	—	3,140
Net income	—		—	—	—	—	—	40,148	—	—	40,148
Change in net unrealized gains (losses), net of taxes	—		—	—	—	—	—	—	11,984	—	11,984
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,575)	—	—	(5,575)
Balance, March 31, 2019	(12,052)		46,674	10	467	—	87,328	587,797	3,974	(140,516)	539,050
Grants and vesting of restricted stock	(14)	(1)	25	—	—	—	—	—	—	(402)	(402)
Stock option exercises	(14)	(1)	27	—	—	—	403	—	—	(414)	(11)
Retirement of treasury shares	28		(28)	—	—	—	(816)	—	—	816	—
Purchases of treasury stock	(486)		—	—	—	—	—	—	—	(14,107)	(14,107)
Share-based compensation	—		—	—	—	—	3,311	—	—	—	3,311
Net income	—		—	—	—	—	—	37,293	—	—	37,293
Change in net unrealized gains (losses), net of taxes	—		—	—	—	—	—	—	11,955	—	11,955
Declaration of dividends for second quarter ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,547)	—	—	(5,547)
Declaration of dividends for third quarter ($0.16 per common share)	—		—	—	—	—	—	(5,476)	—	—	(5,476)
Balance, June 30, 2019	(12,538)		46,698	10	$467	$—	$90,226	$614,067	$15,929	$(154,623)	$566,066

(1) All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or performance share units or restricted stock vested. These shares have been cancelled by the Company.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2017	(11,043)		45,778	10	$458	$—	$86,186	$464,748	$(6,281)	$(105,123)	$439,988
Cumulative effect of change in accounting principle (ASU 2016-01)	—		—	—	—	—	—	(3,601)	3,601	—	—
Balance January 1, 2018	(11,043)		45,778	10	458	—	86,186	461,147	(2,680)	(105,123)	439,988
Vesting of performance share units	(43)	(1)	127	—	1	—	(1)	—	—	(1,273)	(1,273)
Grants and vesting of restricted stock	—		50	—	—	—	—	—	—	—	—
Stock option exercises	(568)	(1)	804	—	8	—	15,195	—	—	(18,723)	(3,520)
Retirement of treasury shares	611		(611)	—	(6)	—	(19,990)	—	—	19,996	—
Purchases of treasury stock	(93)		—	—	—	—	—	—	—	(2,746)	(2,746)
Share-based compensation	—		—	—	—	—	2,904	—	—	—	2,904
Net income	—		—	—	—	—	—	40,055	—	—	40,055
Change in net unrealized gains (losses), net of taxes	—		—	—	—	—	—	—	(4,050)	—	(4,050)
Reclassification of income taxes upon adoption of ASU 2018-02	—		—	—	—	—	—	582	(582)	—	—
Declaration of dividends ($0.14 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,906)	—	—	(4,906)
Balance, March 31, 2018	(11,136)		46,148	10	461	—	84,294	496,878	(7,312)	(107,869)	466,452
Stock option exercises	(244)	(1)	353	—	4	—	6,295	—	—	(8,015)	(1,716)
Retirement of treasury shares	244		(244)	—	(2)	—	(8,013)	—	—	8,015	—
Purchases of treasury stock	(249)		—	—	—	—	—	—	—	(8,370)	(8,370)
Share-based compensation	—		—	—	—	—	3,349	—	—	—	3,349
Net income	—		—	—	—	—	—	46,084	—	—	46,084
Change in net unrealized gains (losses), net of taxes	—		—	—	—	—	—	—	(1,849)	—	(1,849)
Declaration of dividends for second quarter ($0.14 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,923)	—	—	(4,923)
Declaration of dividends for third quarter ($0.16 per common share)	—		—	—	—	—	—	(5,596)	—	—	(5,596)
Balance, June 30, 2018	(11,385)		46,257	10	$463	$—	$85,925	$532,443	$(9,161)	$(116,239)	$493,431

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

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$55,988	$158,081
Cash flows from investing activities:
Proceeds from sale of property and equipment	18	17
Purchases of property and equipment	(8,030)	(4,024)
Purchases of equity securities	(890)	(19,106)
Purchases of available-for-sale debt securities	(143,728)	(205,738)
Purchases of investment real estate, net	(883)	(1,269)
Proceeds from sales of equity securities	29,137	4,127
Proceeds from sales of available-for-sale debt securities	43,205	119,222
Proceeds from sales of investment real estate	10,537	—
Maturities of available-for-sale debt securities	68,525	64,480
Maturities of available-for-sale short-term investments	—	10,000
Net cash provided by (used in) investing activities	(2,109)	(32,291)
Cash flows from financing activities:
Preferred stock dividend	(5)	(5)
Common stock dividend	(11,153)	(9,821)
Issuance of common stock for stock option exercises	239	73
Purchase of treasury stock	(24,224)	(11,116)
Payments related to tax withholding for share-based compensation	(2,815)	(6,583)
Repayment of debt	(735)	(736)
Net cash provided by (used in) financing activities	(38,693)	(28,188)
Cash and cash equivalents, and restricted cash and cash equivalents:
Net increase (decrease) during the period	15,186	97,602
Balance, beginning of period	169,063	216,121
Balance, end of period	$184,249	$313,723
The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$181,614	$166,428
Restricted cash and cash equivalents (1)	2,635	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$184,249	$169,063

(1)	See “—Note 5 (Insurance Operations),” for a discussion of the nature of the restrictions for restricted cash and cash equivalents.
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Nature of Operations and Basis of Presentation
Nature of Operations
Universal Insurance Holdings, Inc. (together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”, and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance currently offered in 18 states as of June 30, 2019, including Florida, which comprises the vast majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
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

3. Investments
Securities Available for Sale
The following table provides the amortized cost and fair value of debt securities available for sale as of the dates presented (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$73,073	$817	$(314)	$73,576
Corporate bonds	444,052	14,726	(335)	458,443
Mortgage-backed and asset-backed securities	329,492	7,056	(1,125)	335,423
Municipal bonds	3,401	112	(6)	3,507
Redeemable preferred stock	13,003	295	(154)	13,144
Total	$863,021	$23,006	$(1,934)	$884,093

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$67,435	$241	$(1,039)	$66,637
Corporate bonds	434,887	714	(6,736)	428,865
Mortgage-backed and asset-backed securities	312,840	912	(4,155)	309,597
Municipal bonds	3,405	—	(43)	3,362
Redeemable preferred stock	12,560	55	(638)	11,977
Total	$831,127	$1,922	$(12,611)	$820,438

The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	June 30, 2019		December 31, 2018
Equivalent S&P Credit Ratings	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
AAA	$419,914	47.5%	$388,672	47.4%
AA	102,686	11.6%	100,791	12.3%
A	232,297	26.3%	214,503	26.1%
BBB	124,880	14.1%	112,613	13.7%
BB and Below	—	—%	494	0.1%
No Rating Available	4,316	0.5%	3,365	0.4%
Total	$884,093	100.0%	$820,438	100.0%

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
The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed Securities:
Agency	$148,574	$148,889	$139,418	$136,291
Non-agency	73,639	78,169	61,689	61,933
Asset-backed Securities:
Auto loan receivables	50,798	51,215	53,449	53,341
Credit card receivables	25,670	25,982	29,594	29,366
Other receivables	30,811	31,168	28,690	28,666
Total	$329,492	$335,423	$312,840	$309,597

The following table summarizes the fair value and gross unrealized losses on available-for-sale debt securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented (in thousands):

	June 30, 2019
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	—	$—	$—	9	$46,478	$(314)
Corporate bonds	23	12,768	(28)	79	68,066	(307)
Mortgage-backed and asset-backed securities	10	13,813	(67)	71	102,029	(1,058)
Municipal bonds	—	—	—	1	274	(6)
Redeemable preferred stock	26	3,337	(47)	7	1,595	(107)
Total	59	$29,918	$(142)	167	$218,442	$(1,792)

	December 31, 2018
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	—	$—	$—	13	$56,531	$(1,039)
Corporate bonds	228	210,152	(3,318)	160	131,225	(3,418)
Mortgage-backed and asset-backed securities	36	57,487	(196)	103	148,436	(3,959)
Municipal bonds	6	3,362	(43)	—	—	—
Redeemable preferred stock	61	8,092	(506)	5	1,034	(132)
Total	331	$279,093	$(4,063)	281	$337,226	$(8,548)

Evaluating Investments for Other Than Temporary Impairment
As of June 30, 2019, the Company held available-for-sale debt securities that were in an unrealized loss position as presented in the table above. For available-for-sale debt securities with significant declines in value, the Company performs quarterly fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For available-for-sale debt securities, the Company considers whether it has the intent and ability to hold the available-for-sale debt securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based on our analysis, our fixed income portfolio is of high quality and we believe that we will recover the amortized cost basis of our available-for-sale debt securities. We continually monitor the credit quality of our investments in available-for-sale debt securities to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. Additionally, the Company considers management’s intent and ability to hold the available-for-sale debt securities until recovery and its credit analysis of the individual issuers of the securities. Based on this process and analysis, management has no reason to believe the unrealized losses of the available-for-sale debt securities as of June 30, 2019 are other than temporary.

The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	June 30, 2019
	Amortized Cost	Fair Value
Due in one year or less	$125,392	$125,260
Due after one year through five years	430,647	437,007
Due after five years through ten years	296,314	310,958
Due after ten years	9,515	9,656
Perpetual maturity securities	1,153	1,212
Total	$863,021	$884,093

All securities, except those with perpetual maturities, were categorized in the table above utilizing years to effective maturity. Effective maturity takes into consideration all forms of potential prepayment, such as call features or prepayment schedules, that shorten the lifespan of contractual maturity dates.
The following table provides certain information related to available-for-sale debt securities, equity securities and investment real estate during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$60,545	$68,875	$111,730	$193,702
Equity securities	$11,976	$3,082	$29,137	$4,127
Gross realized gains on sale of securities:
Available-for-sale debt securities	$112	$10	$299	$317
Equity securities	$170	$177	$335	$301
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(148)	$(42)	$(190)	$(3,114)
Equity securities	$(2,952)	$—	$(14,787)	$—
Realized gains on sale of real estate investment	$1,213	$—	$1,213	$—

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Available-for-sale debt securities	$6,041	$4,095	$12,192	$7,795
Equity securities	562	711	1,604	1,294
Available-for-sale short-term investments	—	56	—	145
Cash and cash equivalents (1)	1,392	1,359	2,692	2,246
Other (2)	252	246	511	413
Total investment income	8,247	6,467	16,999	11,893
Less: Investment expenses (3)	(837)	(681)	(1,447)	(1,322)
Net investment income	$7,410	$5,786	$15,552	$10,571

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Equity Securities
The following table provides the unrealized gains and losses recorded during the periods presented on equity securities still held at the end of the reporting period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting period	$880	$(1,521)	$2,766	$(6,630)

Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	June 30, 2019	December 31, 2018
Income Producing:
Investment real estate	$14,679	$14,619
Less: Accumulated depreciation	(1,077)	(870)
	13,602	13,749
Non-Income Producing:
Investment real estate	2,190	10,690
Investment real estate, net	$15,792	$24,439

During the six months ended June 30, 2019, the Company completed the sale of investment real estate. The Company received net cash proceeds of approximately $10.5 million and recognized a pre-tax gain of approximately $1.2 million that is included in net realized gains (losses) on investments on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019.
Depreciation expense related to investment real estate for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation expense on investment real estate	$104	$101	$207	$204

4. Reinsurance
The Company seeks to reduce its risk of loss by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers, generally as of the beginning of the hurricane season on June 1st of each year. The Company’s current reinsurance programs consist principally of catastrophe excess of loss reinsurance, subject to the terms and conditions of the applicable agreements. The Company is responsible for certain retained loss amounts before reinsurance attaches and insured losses related to catastrophes and other events that exceed coverage provided by the reinsurance programs. The Company remains responsible for the settlement of insured losses irrespective of whether any of the reinsurers fail to make payments otherwise due.
Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreements and consistent with the establishment of the gross liability for losses, loss adjustment expenses (“LAE”) and expenses. Reinsurance premiums, losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.
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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balances exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of June 30, 2019			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services, Inc.	Moody’s Investors Service, Inc.	June 30, 2019	December 31, 2018
Florida Hurricane Catastrophe Fund (1)	n/a	n/a	n/a	$128,720	$165,022
Allianz Risk Transfer	A+	AA	Aa3	69,891	139,565
Renaissance Reinsurance Ltd	A+	A+	A1	19,881	39,459
Chubb Tempest Reinsurance Ltd	n/a	n/a	n/a	—	16,208
Total (2)				$218,492	$360,254

(1)	No rating is available, because the fund is not rated.

(2)	Amounts represent prepaid reinsurance premiums, reinsurance receivables and net recoverables for paid and unpaid losses, including incurred but not reported reserves, and loss adjustment expenses.
The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended June 30,
	2019			2018
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$357,960	$303,108	$213,586	$342,781	$274,027	$246,622
Ceded	(417,633)	(92,751)	(100,290)	(339,251)	(81,755)	(156,780)
Net	$(59,673)	$210,357	$113,296	$3,530	$192,272	$89,842

	Six Months Ended June 30,
	2019			2018
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$647,194	$598,485	$329,328	$612,765	$536,288	$323,261
Ceded	(417,633)	(178,401)	(102,938)	(339,251)	(161,439)	(157,493)
Net	$229,561	$420,084	$226,390	$273,514	$374,849	$165,768

The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	June 30,	December 31,
	2019	2018
Prepaid reinsurance premiums	$381,982	$142,750
Reinsurance recoverable on paid losses and LAE	$134,450	$25,238
Reinsurance recoverable on unpaid losses and LAE	197,117	393,365
Reinsurance recoverable	$331,567	$418,603

5. Insurance Operations
Deferred Policy Acquisition Costs
The Company defers certain costs relating to written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
DPAC, beginning of period	$83,284	$78,007	$84,686	$73,059
Capitalized Costs	50,694	50,430	92,215	92,369
Amortization of DPAC	(43,448)	(39,681)	(86,371)	(76,672)
DPAC, end of period	$90,530	$88,756	$90,530	$88,756

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
In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of December 31, 2018, UPCIC has the capacity to pay ordinary dividends of $14.0 million during 2019. APPCIC did not meet the earnings or surplus regulatory requirements as of December 31, 2018 to pay ordinary dividends during 2019. For the six months ended June 30, 2019, no dividends were paid from UPCIC or APPCIC to PSI.
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

	June 30, 2019	December 31, 2018
Ten percent of total liabilities
UPCIC	$98,843	$90,610
APPCIC	$632	$489
Statutory capital and surplus
UPCIC	$344,609	$291,438
APPCIC	$15,898	$15,973

As of the dates in the table above, both UPCIC and APPCIC exceeded the minimum statutory capitalization requirement. UPCIC also met the capitalization requirements of the other states in which it is licensed as of June 30, 2019. UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates.
The following table summarizes combined net income for UPCIC and APPCIC determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Combined net income	$26,717	$29,244	$34,340	$43,722

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	June 30, 2019	December 31, 2018
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,931	$3,876

6. Liability for Unpaid Losses and Loss Adjustment Expenses
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$366,356	$129,637	$472,829	$248,425
Less: Reinsurance recoverable	(269,071)	(70,351)	(393,365)	(182,405)
Net balance at beginning of period	97,285	59,286	79,464	66,020
Incurred (recovered) related to:
Current year	112,626	87,532	225,905	163,502
Prior years	670	2,310	485	2,266
Total incurred	113,296	89,842	226,390	165,768
Paid related to:
Current year	89,093	50,572	123,642	67,979
Prior years	30,309	43,373	91,033	108,626
Total paid	119,402	93,945	214,675	176,605
Net balance at end of period	91,179	55,183	91,179	55,183
Plus: Reinsurance recoverable	197,117	96,733	197,117	96,733
Balance at end of period	$288,296	$151,916	$288,296	$151,916

7. Long-Term Debt
Long-term debt consists of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2019	2018
Surplus note	$10,662	$11,397

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
UPCIC was in compliance with the terms of the surplus note as of June 30, 2019.

8. Stockholders’ Equity

On May 6, 2019, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase in the open market up to $40 million of the Company’s outstanding shares of common stock through December 31, 2020. Following such authorization through June 30, 2019, the Company repurchased 338,274 shares, at an aggregate purchase price of approximately $9.7 million, pursuant to such repurchase program.

On December 12, 2018, the Company’s Board of Directors authorized a share repurchase program under which the Company was authorized to repurchase in the open market up to $20 million of the Company’s outstanding shares of common stock through May 31, 2020. During the six months ended June 30, 2019, the Company repurchased 468,108 shares, at an aggregate purchase price of approximately $14.5 million, pursuant to such repurchase program. The Company completed this share repurchase program in May 2019.

On September 5, 2017, the Company’s Board of Directors authorized a share repurchase program under which the Company was authorized to repurchase in the open market up to $20 million of the Company’s outstanding shares of common stock through December 31, 2018. During the six months ended June 30, 2018, the Company repurchased 342,749 shares, at an aggregate price of approximately $11.1 million, pursuant to such repurchase program.

9. Income Taxes
During the three months ended June 30, 2019 and 2018, the Company recorded approximately $13.6 million and $15.2 million of income tax expense, respectively. The effective tax rate (“ETR”) for the three months ended June 30, 2019 was 26.8% compared to a 24.8% ETR for the same period in 2018.
During the six months ended June 30, 2019 and 2018, the Company recorded approximately $27.2 million and $26.8 million of income tax expense, respectively. The ETR for the six months ended June 30, 2019 was 26.0% compared to a 23.7% ETR for the same period in 2018.
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
The Company’s income tax provision reflects an estimated annual ETR of 26.6% for 2019, calculated before the impact of discrete items. The statutory tax rate consists of a federal income tax rate of 21% and a state income tax rate, net of federal benefit, of 3.7%.
Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. As of June 30, 2019, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. As of June 30, 2019, the Company’s 2016 through 2018 tax years are still subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdictions.

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
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted EPS computations for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator for EPS:
Net income	$37,293	$46,084	$77,441	$86,139
Less: Preferred stock dividends	(2)	(2)	(5)	(5)
Income available to common stockholders	$37,291	$46,082	$77,436	$86,134
Denominator for EPS:
Weighted average common shares outstanding	34,311	34,909	34,525	34,874
Plus: Assumed conversion of share-based compensation (1)	276	655	353	737
Assumed conversion of preferred stock	25	25	25	25
Weighted average diluted common shares outstanding	34,612	35,589	34,903	35,636
Basic earnings per common share	$1.09	$1.32	$2.24	$2.47
Diluted earnings per common share	$1.08	$1.29	$2.22	$2.42

(1)	Represents the dilutive effect of unvested restricted stock, unvested performance share units and unexercised stock options.

11. Other Comprehensive Income (Loss)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended June 30,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$15,825	$3,896	$11,929	$(2,488)	$(618)	$(1,870)
Less: Reclassification adjustments for (gains) losses realized in net income	36	10	26	32	11	21
Other comprehensive income (loss)	$15,861	$3,906	$11,955	$(2,456)	$(607)	$(1,849)

	Six Months Ended June 30,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$31,870	$7,849	$24,021	$(10,522)	$(2,507)	$(8,015)
Less: Reclassification adjustments for (gains) losses realized in net income	(109)	(27)	(82)	2,797	681	2,116
Other comprehensive income (loss)	$31,761	$7,822	$23,939	$(7,725)	$(1,826)	$(5,899)

The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unrealized gains (losses) on available-for-sale debt securities
	$(36)	$(32)	$109	$(2,797)	Net realized gains (losses) on sale of securities
	10	11	(27)	681	Income taxes
Total reclassification for the period	$(26)	$(21)	$82	$(2,116)	Net of tax

12. Commitments and Contingencies
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when major events occur. Reinsurance commitments run from June 1 of the current year to May 31 of the following year. Certain of the Company’s reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1 to May 31 contract period are recorded as “Reinsurance Payable” in the financial statements. Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $117.6 million in 2020 and (2) $83.6 million in 2021.
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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	June 30, 2019
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$73,576	$—	$73,576
Corporate bonds	—	458,443	—	458,443
Mortgage-backed and asset-backed securities	—	335,423	—	335,423
Municipal bonds	—	3,507	—	3,507
Redeemable preferred stock	—	13,144	—	13,144
Equity securities:
Common stock	2,724	—	—	2,724
Mutual funds	39,644	—	—	39,644
Total assets accounted for at fair value	$42,368	$884,093	$—	$926,461

	Fair Value Measurements
	December 31, 2018
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$66,637	$—	$66,637
Corporate bonds	—	428,865	—	428,865
Mortgage-backed and asset-backed securities	—	309,597	—	309,597
Municipal bonds	—	3,362	—	3,362
Redeemable preferred stock	—	11,977	—	11,977
Equity securities:
Common stock	15,564	—	—	15,564
Mutual funds	47,713	—	—	47,713
Total assets accounted for at fair value	$63,277	$820,438	$—	$883,715

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
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	(Level 3) Estimated Fair Value	Carrying Value	(Level 3) Estimated Fair Value
Liabilities (debt):
Surplus note	$10,662	$9,768	$11,397	$10,125

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

14. Subsequent Events

The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of June 30, 2019.

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

OVERVIEW
We are a vertically integrated holding company offering property and casualty (“P&C”) insurance and value-added insurance services. We develop, market and underwrite insurance products for consumers predominantly in the personal residential homeowners line of business and perform substantially all other insurance-related services for our primary insurance entities, including risk management, claims management, and distribution. Our primary insurance entities, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), offer insurance products through both our appointed independent agent network and our online distribution channels across 18 states (primarily in Florida), with licenses to write insurance in an additional two states. In the second quarter, we surrendered our license in West Virginia, a state in which we have not written premium and have no current plans to do business. Also during the second quarter, we received a Certificate of Authority in Wisconsin, approving UPCIC as a licensed insurance entity in Wisconsin. The Insurance Entities seek to produce an underwriting profit over the long term (defined as earned premium less losses, loss adjustment expense (“LAE”), policy acquisition costs and other operating costs); maintain a strong balance sheet to prepare for years in which the Insurance Entities are not able to achieve an underwriting profit; and generate investment income on assets exceeding short-term operating needs.
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

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
Highlights
Results of operations for the second quarter of fiscal 2019, in each case compared with the second quarter of fiscal 2018 (unless otherwise specified), include:

•	Direct premiums written overall grew by $15.2 million, or 4.4%, to $358.0 million.

•	In Florida, direct premiums written grew by $1.6 million, or 0.5%, and in our other states, direct premiums written grew by $13.6 million, or 28.7%.

•	Net earned premiums grew by $18.1 million, or 9.4%, to $210.4 million.

•	Total revenues increased by $23.9 million, or 11.4%, to $233.7 million.

•	Loss ratio was 53.9% as compared to 46.7%.

•	Diluted earnings per share (“EPS”) of $1.08.

•	Book value per share increased by $2.15, or 14.9%, to $16.57 at June 30, 2019 from $14.42 at December 31, 2018.

•	Declared and paid dividends of $0.16 per share in the second quarter in 2019 and declared dividends of $0.16 per share payable in the third quarter of 2019.

•	Repurchased 485,882 shares during the quarter at an aggregate purchase price of $14.1 million.

Reinsurance
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events. Reinsurance contracts are typically classified as treaty or facultative contracts. Treaty reinsurance provides coverage for all or a portion of a specified group or class of risks ceded by the primary insurer, while facultative reinsurance provides coverage for specific individual risks. Within each classification, reinsurance can be further classified as quota share or excess of loss. Quota-share reinsurance is where the primary insurer and the reinsurer share proportionally or pro-rata in the direct premiums and losses of the insurer. Excess of loss reinsurance indemnifies the direct insurer or reinsurer for all or a portion of the loss in excess of an agreed upon amount or retention.
Developing and implementing our reinsurance strategy to adequately protect our balance sheet and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key strategic priority for us. In order to limit the Insurance Entities’ potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers and the Florida Hurricane Catastrophe Fund (“FHCF”). The Florida Office of Insurance Regulation (“FLOIR”) requires the Insurance Entities, like all insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ 2019-2020 reinsurance programs meet the FLOIR’s requirements, which are based on, among other things, successfully demonstrating a cohesive and comprehensive reinsurance program that protects the policyholders of our Insurance Entities as well as satisfying a series of stress test catastrophe loss scenarios based on past historical events.

We believe the Insurance Entities’ retentions under their respective reinsurance programs are appropriate and structured to protect policyholders. We test the sufficiency of the reinsurance programs by subjecting the Insurance Entities’ personal residential exposures to statistical testing using a third-party hurricane model, RMS RiskLink v17.0 (Build 1825). This model combines simulations of the natural occurrence patterns and characteristics of hurricanes, tornadoes, earthquakes and other catastrophes with information on property values, construction types and occupancy classes. The model outputs provide information concerning the potential for large losses before they occur, so companies can prepare for their financial impact. Furthermore, as part of our operational excellence initiatives, we continually look to enable new technology to refine our data intelligence on catastrophe risk modeling.

Effective June 1, 2019, the Insurance Entities entered into multiple reinsurance agreements comprising our 2019-2020 reinsurance program. See “Item 1—Note 4 (Reinsurance).”

UPCIC’s 2019-2020 Reinsurance Program

•	First event All States retention of $43 million; First event Non-Florida retention of $10 million.

•	All States first event tower expanded to $3.28 billion, an increase of $134 million over the final 2018-2019 program.

•
Assuming a first event completely exhausts the $3.28 billion tower, the second event exhaustion point would be $1.3 billion, an increase of $262 million over the final 2018-2019 program on the same assumptions.

•
Full reinstatement available for all private market first event catastrophe layers for guaranteed second event coverage. For all layers purchased below the FHCF, to the extent that all coverage or a portion thereof is exhausted in a catastrophic event and reinstatement premium is due, UPCIC has purchased reinstatement premium protection (“RPP”) to pay the premium necessary for the reinstatement of these coverages.

•
Private market reinsurance coverage continues to be structured into layers. This structure utilizes a cascading feature such that any layers above a $111 million attachment point are excess of loss over the immediately preceding layer. If the aggregate limit of the preceding layer is exhausted, the next layer cascades down in its place for future events.

•	Specific 3rd and 4th event private market catastrophe excess of loss coverage of $76 million in excess of $35 million provides robust frequency protection for a multiple event storm season.

•
For the FHCF Reimbursement Contracts effective June 1, 2019, UPCIC has continued the election of the 90% coverage level. The total mandatory FHCF layer is estimated to provide approximately $1.980 billion of coverage for UPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.

APPCIC’s 2019-2020 Reinsurance Program

•	First event All States retention of $2 million.

•	All States first event tower of $27.5 million.

•
Full reinstatement available for all private market first event catastrophe layers for guaranteed second event coverage. For the layer purchased below the FHCF, to the extent that all coverage or a portion thereof is exhausted in a catastrophic event and reinstatement premium is due, APPCIC has purchased RPP to pay the premium necessary for the reinstatement of this coverage.

•
Private market reinsurance coverage continues to be structured into layers. This structure utilizes a cascading feature such that any layers above the $2 million attachment point are excess of loss over the immediately preceding layer. If the aggregate limit of the preceding layer is exhausted, the next layer cascades down in its place for future events.

•
APPCIC also purchases extensive multiple line excess per risk reinsurance with various reinsurers due to the high-value risks it insures in both the personal residential and commercial multiple peril lines of business. Under this multiple line excess per risk contract, APPCIC has coverage of $8.5 million in excess of $500 thousand ultimate net loss for each risk and each property loss, and $1 million in excess of $0.3 million for each casualty loss. A $19.5 million aggregate limit applies to the term of the contract for property-related losses and a $2.0 million aggregate limit applies to the term of the contract for casualty-related losses. This contract also contains a profit-sharing feature if specific performance measures are met.

•
For the FHCF Reimbursement Contracts effective June 1, 2019, APPCIC has continued the election of the 90% coverage level. The total mandatory FHCF layer is estimated to provide approximately $11.7 million of coverage for APPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.

The total cost of the 2019-2020 reinsurance programs for UPCIC and APPCIC is projected to be $417 million, representing approximately 33.3% of estimated direct premium earned for the 12-month treaty period.

Results of Operations - Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Net income was $37.3 million for the three months ended June 30, 2019 compared to $46.1 million for the three months ended June 30, 2018, a decrease of $8.8 million or 19.1%. Diluted EPS for the current quarter was $1.08 compared to $1.29 in 2018, a decrease of $0.21 or 16.3%. Weighted average diluted common shares outstanding were lower by 2.7% to 34.6 million shares from 35.6 million shares at June 30, 2018. Benefiting the quarter were increases in net earned premium, net investment income and increases in the net change in unrealized gains of equity securities, offset by realized losses from sales on investments and increased operating costs for losses and LAE and general and administrative costs. Direct and net earned premium were up 10.6% and 9.4%, respectively, due to growth in all states in which we are licensed and writing during the past 12 months. Increases in losses and LAE were the result of premium growth, increased estimated core losses and LAE for the current year compared to prior year, offset by a lower level of unexpected weather events over expectations this year and a lower level of prior year adverse development compared to the prior year. In the second quarter there was a lower level of benefits recognized from claim adjustment fees, including claims fees ceded to reinsurers, as there is a lower level of hurricane claims compared to the prior year. As discussed further below, certain non-recurring items from 2018 impacted the quarter over quarter comparison such as a $6.5 million benefit associated with a premium tax refund in 2018 and a greater amount of discrete items in 2018 giving rise to a lower effective rate in 2018.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Three Months Ended June 30,		Change
	2019	2018	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$357,960	$342,781	$15,179	4.4%
Change in unearned premium	(54,852)	(68,754)	13,902	(20.2)%
Direct premium earned	303,108	274,027	29,081	10.6%
Ceded premium earned	(92,751)	(81,755)	(10,996)	13.4%
Premiums earned, net	210,357	192,272	18,085	9.4%
Net investment income	7,410	5,786	1,624	28.1%
Net realized gains (losses) on investments	(1,605)	145	(1,750)	NM
Net change in unrealized gains (losses) of equity securities	3,759	(1,521)	5,280	NM
Commission revenue	6,048	5,709	339	5.9%
Policy fees	5,997	5,764	233	4.0%
Other revenue	1,756	1,633	123	7.5%
Total premiums earned and other revenues	233,722	209,788	23,934	11.4%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	113,296	89,842	23,454	26.1%
General and administrative expenses	69,496	58,698	10,798	18.4%
Total operating costs and expenses	182,792	148,540	34,252	23.1%
INCOME BEFORE INCOME TAXES	50,930	61,248	(10,318)	(16.8)%
Income tax expense	13,637	15,164	(1,527)	(10.1)%
NET INCOME	$37,293	$46,084	$(8,791)	(19.1)%
Other comprehensive income (loss), net of taxes	11,955	(1,849)	13,804	NM
COMPREHENSIVE INCOME	$49,248	$44,235	$5,013	11.3%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$1.08	$1.29	$(0.21)	(16.3)%
Weighted average diluted common shares outstanding	34,612	35,589	(977)	(2.7)%

NM – Not Meaningful
Policy count, premium in force and total insured value increased at June 30, 2019 when compared to June 30, 2018. Direct premiums written increased by $15.2 million, or 4.4%, for the quarter ended June 30, 2019, driven by growth within our Florida business of $1.6 million, or 0.5%, and growth in our other states business of $13.6 million, or 28.7%, as compared to the same period of the prior year. Rate increases in Florida and in other states was also a source of premium growth. As discussed below in losses and LAE, we implemented new binding guidelines during the first quarter of 2019 on new business to address emerging loss trends that have impacted the rate of growth in Florida. Premiums in force increased in every state in which we are writing compared to the prior year. In early March 2019, we commenced writing in Illinois, and we are now actively writing policies in 17 states outside our home state of Florida.

The following table provides direct premiums written for Florida and Other States for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended
	June 30, 2019		June 30, 2018		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$296,896	82.9%	$295,337	86.2%	$1,559	0.5%
Other states	61,064	17.1%	47,444	13.8%	13,620	28.7%
Total	$357,960	100.0%	$342,781	100.0%	$15,179	4.4%
Direct premium earned increased by $29.1 million, or 10.6%, for the quarter ended June 30, 2019, reflecting the earning of premiums written over the past 12 months and changes in rates and policy count during that time.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events. Ceded premium represents amounts paid to reinsurers for this protection. Ceded premium earned increased by $11.0 million, or 13.4%, for the quarter ended June 30, 2019. Reinsurance costs, as a percentage of direct premium earned, increased from 29.8% to 30.6%, reflecting new pricing for the cost of reinsurance as our annual reinsurance program renews each year on June 1. The increase was the result of reinsurance costs to support the growth in our policies in force and increased costs for reinsurance in our 2019-2020 new reinsurance program effective June 1. The increased costs associated with the 2019-2020 Reinsurance Program will be earned over the June 1, 2019 to May 31, 2020 coverage period. See the discussion above for the new 2019-2020 Reinsurance Program and “Item 1—Note 4 (Reinsurance).”
Premiums earned, net of ceded premium earned, grew by 9.4%, or $18.1 million, to $210.4 million for the three months ended June 30, 2019, reflecting an increase in direct premiums earned offset by increased cost for reinsurance.
Net investment income was $7.4 million for the three months ended June 30, 2019, compared to $5.8 million for the same period in 2018, an increase of $1.6 million, or 28.1%. The increase is the result of several factors including the growth in cash and invested assets compared to the prior year and an increase in yields from a shift in asset mix and rising interest rates. Total invested assets were $942.3 million with an average Standard & Poor’s equivalent fixed income credit rating of A+ during the three months ended June 30, 2019 compared to $747.2 million with an average Standard & Poor’s equivalent fixed income credit rating of AA- for the same period in 2018. Cash and cash equivalents are invested short term until needed to settle loss and LAE payments, reinsurance premium payments and operating cash needs. Yields from the fixed income portfolio are dependent on future market forces, monetary policy and interest rate policy from the Federal Reserve.
We sell securities from our investment portfolio from time to time to meet our investment objectives. We sold securities and investment real estate during the three months ended June 30, 2019, generating net realized loss of $1.6 million compared to net realized gain of $0.1 million for the three months ended June 30, 2018. The realized losses this quarter resulted primarily from the sale of equity securities.
There was a $3.8 million favorable net unrealized gain in equity securities during the three months ended June 30, 2019 compared to a $1.5 million unfavorable net unrealized loss during the three months ended June 30, 2018. Unrealized gains or losses are the result of changes in the fair market value of our equity securities during the period for securities still held and the reversal of unrealized gains or losses for securities sold during the period. See “Item 1—(Note 3 Investments).”
Commission revenue is comprised principally of brokerage commissions we earn from reinsurers on reinsurance placed for the Insurance Entities. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1 to May 31 of the following year. For the three months ended June 30, 2019, commission revenue was $6.0 million, compared to $5.7 million for the three months ended June 30, 2018. The increase in commission revenue of $0.3 million, or 5.9%, for the three months ended June 30, 2019 was primarily from increased commissions earned on reinsurance premiums associated with the Reinsurance Program.
Policy fees for the three months ended June 30, 2019 were $6.0 million compared to $5.8 million for the same period in 2018. The increase of $0.2 million, or 4.0%, was the result of an increase in the total number of new and renewal policies written during the three months ended June 30, 2019 compared to the same period in 2018.

Losses and LAE, net of reinsurance, were $113.3 million for the three months ended June 30, 2019, compared to $89.8 million during the same period in 2018 as follows (dollars in thousands):

	Three Months Ended June 30, 2019
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$303,108		$92,751		$210,357

Loss and loss adjustment expenses:
Weather events*	$4,917	1.6%	$2,917	3.1%	$2,000	1.0%
Prior year adverse/(favorable) reserve development	98,043	32.4%	97,373	105.0%	670	0.3%
All other losses and loss adjustment expenses	110,626	36.5%	—	—	110,626	52.6%
Total losses and loss adjustment expenses	$213,586	70.5%	$100,290	108.1%	$113,296	53.9%

*Includes only current year weather events beyond those expected.

	Three Months Ended June 30, 2018
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$274,027		$81,755		$192,272

Loss and loss adjustment expenses:
Weather events*	$5,000	1.8%	$—	—	$5,000	2.6%
Prior year adverse/(favorable) reserve development	161,400	58.9%	159,090	194.6%	2,310	1.2%
All other losses and loss adjustment expenses	80,222	29.3%	(2,310)	(2.8)%	82,532	42.9%
Total losses and loss adjustment expenses	$246,622	90.0%	$156,780	191.8%	$89,842	46.7%

*Includes only current year weather events beyond those expected.

See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.
Losses and LAE, net for the second quarter of 2019 were $113.3 million compared to $89.8 million in the second quarter of 2018, an increase of $23.5 million, or 26.1%. Losses and LAE increased during the second quarter ended June 30, 2019 principally due to three key factors: (1) increased losses in connection with the growth in our underlying business; (2) increased core loss ratio (as defined below) from 33% in 2018 to 37% in 2019; and (3) reduced level of benefits from claim settlement fees ceded to reinsurers as hurricanes claims conclude. To a lesser extent, the quarter included net $2.0 million for weather events beyond those expected. In the second quarter of 2019, there was adverse prior year reserve development of $98.0 million gross, less $97.4 million ceded resulting in $0.7 million net. The reserve development for the quarter ended June 30, 2019 was to increase ultimate direct losses and LAE for Hurricanes Matthew, Florence and Irma, with minimal impact on net losses and LAE. In the quarter ended June 30, 2018 the increase in prior year reserves was principally to increase expected Hurricane Irma claims.
We increased our core loss ratio to be in line with recent claim experience, specifically in the Florida market, as we continue to address: (1) the assignment of benefit issue (“AOB”) and increases in the systemic solicitation and representation of claims; and (2) emerging trends impacting the severity and frequency of claims. Claims paid under an AOB often involve unnecessary litigation and as a result cost significantly more than claims settled when an AOB is not involved, with most of the increase going to the attorneys or representatives of policyholders. The increase in the underlying core loss and LAE ratio also reflects continued geographic expansion into states outside of Florida where non-catastrophe loss ratios are generally higher than in Florida. “Core loss ratio” is a common operational metric used in the insurance industry to describe the ratio of current accident year expected losses to premiums earned.
On May 23, 2019, Florida Governor Ron DeSantis signed HB 7065: Insurance Assignment Agreements, which aims to curtail the abuse of AOB. We are evaluating this bill to determine its impact on our business.

These market trends in losses and LAE led us to file for an overall 2.6% rate increase in Florida (effective April 2019 for new business and May 2019 for renewals), make changes to certain new business binding requirements and develop specialized claims and litigation management efforts to address market trends driving up claim costs.
The financial benefit from the management of claims, including claims fees ceded to reinsurers, was $1.3 million for the second quarter of 2019 compared to $8.4 million during the second quarter of 2018. The benefit is reflected in our financial statements as a reduction of direct claim costs. This reduction in the second quarter of 2019 reflects a lower volume of hurricane claim costs ceded to reinsurers.
General and administrative expenses were $69.5 million for the three months ended June 30, 2019, compared to $58.7 million during the same period in 2018, as follows (dollars in thousands):

	Three Months Ended
	June 30,				Change
	2019		2018		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$210,357		$192,272		$18,085	9.4%
General and administrative expenses:
Policy acquisition costs	44,221	21.0%	33,545	17.4%	10,676	31.8%
Other operating costs	25,275	12.0%	25,153	13.1%	122	0.5%
Total general and administrative expenses	$69,496	33.0%	$58,698	30.5%	$10,798	18.4%
General and administrative costs increased by $10.8 million, which was primarily the result of increases in policy acquisition costs of $10.7 million and to a lesser extent due to an increase in other operating costs of $0.1 million. As a percentage of earned premiums, general and administrative costs increased from 30.5% of earned premiums for the three months ended June 30, 2018 to 33.0% of earned premiums for the same period in 2019. The increase in policy acquisition costs and ratio for the quarter ended June 30, 2019 was due to a non-recurring benefit of $6.5 million recorded in 2018 related to a refund of prior year premium taxes as a result of an audit settlement with the Florida Department of Revenue, which reduced the policy acquisition costs ratio by 3.4 percentage points in 2018. Excluding this benefit in the prior year, the overall total general and administrative expense ratio in 2019 would have improved by 0.9 percentage points compared to the same period in 2018 before the impact of the premium tax refund. Other operating costs for the three months ended June 30, 2019 increased $0.1 million, reflecting lower amounts recorded for executive compensation and temporary employee expenses offset by added costs to support the growth in business. Other operating costs ratio for the three months ended June 30, 2019 was 12.0% in 2019 compared to 13.1% in 2018, reflecting lower amounts recorded for executive compensation. Overall, the expense ratio (general and administrative expenses as a percentage of net earned premiums) benefited from the items mentioned above and economies of scale as general and administrative expenses did not increase at the same rate as net premiums earned.
Income tax expense decreased by $1.5 million, or 10.1%, for the three months ended June 30, 2019, when compared with the three months ended June 30, 2018. Our effective tax rate (“ETR”) increased to 26.8% for the three months ended June 30, 2019, as compared to 24.8% for the three months ended June 30, 2018. Income tax expense decreased as a result of a decrease in taxable income partially offset by an increase in the ETR. The ETR increased by 2.0 percentage points from both a change in permanent differences between book and taxable income and a lower amount of net discrete items both of which increase the tax rate.
Other comprehensive income, net of taxes for the three months ended June 30, 2019, was $12.0 million compared to other comprehensive loss of $1.8 million for the same period in 2018. See “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income and loss for these periods.

Results of Operations - Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net income was $77.4 million for the six months ended June 30, 2019 compared to $86.1 million for the six months ended June 30, 2018, a decrease of $8.7 million. Diluted EPS for the six months ended June 30, 2019 was $2.22 compared to $2.42 in 2018, a decrease of $0.20 or 8.3%. Weighted average diluted common shares outstanding were lower by 2.1% to 34.9 million shares from 35.6 million shares at June 30, 2018. Benefiting the six months ended June 30, 2019 were increases in net earned premium, net investment income and increases in the net change in unrealized gains of equity securities, offset by realized losses on investments and increased operating costs for losses and LAE and general and administrative costs. Direct and net earned premium were up 11.6% and 12.1%, respectively, due to growth in all states in which we are licensed and writing during the past 12 months. Increases in losses and LAE were the result of premium growth, increased estimated core losses and LAE for the current year compared to prior year and unexpected weather events this year. During 2019, there was a lower level of benefits recognized from claim adjustment fees, including claim fees ceded to reinsurers, as there is a lower level of hurricane claims compared to prior year. As discussed further below, certain non-recurring items from 2018 impacted the period over period comparison such as a $6.5 million benefit associated with a premium tax refund in 2018 and a greater amount of discrete items in 2018 giving rise to a lower effective rate in 2018.

A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Six Months Ended June 30,		Change
	2019	2018	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$647,194	$612,765	$34,429	5.6%
Change in unearned premium	(48,709)	(76,477)	27,768	(36.3)%
Direct premium earned	598,485	536,288	62,197	11.6%
Ceded premium earned	(178,401)	(161,439)	(16,962)	10.5%
Premiums earned, net	420,084	374,849	45,235	12.1%
Net investment income (expense)	15,552	10,571	4,981	47.1%
Net realized gains (losses) on investments	(13,130)	(2,496)	(10,634)	426.0%
Net change in unrealized gains (losses) of equity securities	21,791	(6,630)	28,421	NM
Commission revenue	11,553	10,980	573	5.2%
Policy fees	11,018	10,539	479	4.5%
Other revenue	3,440	3,475	(35)	(1.0)%
Total premiums earned and other revenues	470,308	401,288	69,020	17.2%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	226,390	165,768	60,622	36.6%
General and administrative expenses	139,244	122,573	16,671	13.6%
Total operating costs and expenses	365,634	288,341	77,293	26.8%
INCOME BEFORE INCOME TAXES	104,674	112,947	(8,273)	(7.3)%
Income tax expense	27,233	26,808	425	1.6%
NET INCOME	$77,441	$86,139	$(8,698)	(10.1)%
Other comprehensive income (loss), net of taxes	23,939	(5,899)	29,838	NM
COMPREHENSIVE INCOME	$101,380	$80,240	$21,140	26.3%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$2.22	$2.42	$(0.20)	(8.3)%
Weighted average diluted common shares outstanding	34,903	35,636	(733)	(2.1)%

NM – Not Meaningful
Policy count, premium in force and total insured value increased at June 30, 2019 when compared to June 30, 2018. Direct premiums written increased by $34.4 million, or 5.6%, for the six months ended June 30, 2019, driven by growth within our Florida business of $9.5 million, or 1.8%, and growth in our other states business of $24.9 million, or 29.9%, as compared to the same period of the prior year. Rate increases in Florida and in other states were also a source of premium growth. We implemented new binding guidelines during the six months ended June 30, 2019 on new business to address emerging loss trends that have impacted the rate of growth in Florida. Premiums in force increased in every state in which we are writing compared to June 30, 2018. In early March 2019, we commenced writing in Illinois, and we are now actively writing policies in 17 states outside our home state of Florida.
The following table provides direct premiums written for Florida and Other States for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	For the Six Months Ended
	June 30, 2019		June 30, 2018		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$539,044	83.3%	$529,515	86.4%	$9,529	1.8%
Other states	108,150	16.7%	83,250	13.6%	24,900	29.9%
Total	$647,194	100.0%	$612,765	100.0%	$34,429	5.6%

Direct premium earned increased by $62.2 million, or 11.6%, for the six months ended June 30, 2019, reflecting the earning of premiums written over the past 12 months and changes in rates and policy count during that time.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events. Ceded premium represents amounts paid to reinsurers for this protection. Ceded premium earned increased $17.0 million, or 10.5%, for the six months ended June 30, 2019. Reinsurance costs, as a percentage of direct premium earned, decreased from 30.1% in 2018 to 29.8% in 2019. The lower ratio was a result of the higher base of direct premium earned in 2019 compared to 2018. The increase in reinsurance costs was to support the growth in our policies in force and increased costs for reinsurance in our 2019-2020 new reinsurance program effective June 1. Costs associated with the renewal of our reinsurance program will be earned over the June 1, 2019 to May 31, 2020 coverage period. See the discussion above for the new 2019-2020 Reinsurance Program and “Item 1— (Note 4 Reinsurance).”
Premiums earned, net of ceded premium earned, grew by 12.1%, or $45.2 million, to $420.1 million for the six months ended June 30, 2019, reflecting the increase in direct premiums earned offset by increased costs for reinsurance.
Net investment income was $15.6 million for the six months ended June 30, 2019, compared to $10.6 million for the same period in 2018, an increase of $5.0 million, or 47.1%. The increase is the result of several factors including the growth in cash and invested assets compared to the prior year and an increase in yields from a shift in asset mix and rising interest rates. Total invested assets were $942.3 million with an average Standard & Poor’s equivalent fixed income credit rating of A+ during the six months ended June 30, 2019 compared to $747.2 million with an average Standard & Poor’s equivalent fixed income credit rating of AA- for the same period in 2018. Cash and cash equivalents are invested short term until needed to settle loss and LAE payments, reinsurance premium payments and operating cash needs. Yields from the fixed income portfolio are dependent on future market forces, monetary policy and interest rate policy from the Federal Reserve.
We sell investments from our investment portfolio from time to time to meet our investment objectives. We sold securities and investment real estate during the six months ended June 30, 2019, generating net realized loss of $13.1 million compared to net realized loss of $2.5 million for the six months ended June 30, 2018. The realized losses during the six months ended June 30, 2019 resulted primarily from the sale of equity securities, whereas the realized loss for the six months ended June 30, 2018 resulted primarily from the sale of municipal securities, which were liquidated in light of their diminished after-tax returns following the enactment of the Tax Act. See “Item 1—(Note 3 Investments).”
There was a $21.8 million favorable net unrealized gain in equity securities during the six months ended June 30, 2019 compared to a $6.6 million unfavorable net unrealized loss during the six months ended June 30, 2018. Unrealized gains or losses are the result of changes in the fair market value of our equity securities during the period for securities still held and the reversal of unrealized gains or losses for securities sold during the period. See “Item 1—(Note 3 Investments).”
Commission revenue is comprised principally of brokerage commissions we earn from reinsurers on reinsurance placed for the Insurance Entities. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1 to May 31 of the following year. For the six months ended June 30, 2019, commission revenue was $11.6 million, compared to $11.0 million for the six months ended June 30, 2018. The increase in commission revenue of $0.6 million, or 5.2%, for the six months ended June 30, 2019 was primarily from increased commissions earned on reinsurance premiums associated with our Reinsurance Program.
Policy fees for the six months ended June 30, 2019 were $11.0 million compared to $10.5 million for the same period in 2018. The increase of $0.5 million, or 4.5%, was the result of an increase in the total number of new and renewed policies written during the six months ended June 30, 2019 compared to the same period in 2018.
Losses and LAE, net of reinsurance, were $226.4 million for the six months ended June 30, 2019, compared to $165.8 million during the same period in 2018 as follows (dollars in thousands):

	Six Months Ended June 30, 2019
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$598,485		$178,401		$420,084

Loss and loss adjustment expenses:
Weather events*	$9,917	1.7%	$2,917	1.6%	$7,000	1.7%
Prior year adverse/(favorable) reserve development	100,208	16.7%	99,723	55.9%	485	0.1%
All other losses and loss adjustment expenses	219,203	36.6%	298	0.2%	218,905	52.1%
Total losses and loss adjustment expenses	$329,328	55.0%	$102,938	57.7%	$226,390	53.9%

*Includes only current year weather events beyond those expected.

	Six Months Ended June 30, 2018
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$536,288		$161,439		$374,849

Loss and loss adjustment expenses:
Weather events*	$5,000	0.9%	$—	—	$5,000	1.3%
Prior year adverse/(favorable) reserve development	162,050	30.2%	159,784	99.0%	2,266	0.6%
All other losses and loss adjustment expenses	156,211	29.1%	(2,291)	(1.4)%	158,502	42.3%
Total losses and loss adjustment expenses	$323,261	60.2%	$157,493	97.6%	$165,768	44.2%

*Includes only current year weather events beyond those expected.

See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.

Losses and LAE, net for the six months ended June 30, 2019 were $226.4 million compared to $165.8 million in the same period in 2018, an increase of $60.6 million, or 36.6%. Losses and LAE increased during the six months ended June 30, 2019 principally due to three key factors: (1) increased losses in connection with the growth in our underlying business; (2) increased core loss ratio (as defined below) from 33% in 2018 to 37% in 2019; and (3) reduced level of benefits from claim settlement fees ceded to reinsurers as hurricanes claims conclude. As of June 30, 2019, there was adverse prior year reserve development of $100.2 million gross, less $99.7 million ceded resulting in $0.5 million net. For the six months ended June 30, 2018, there was $162.1 million gross less $159.8 million ceded resulting in $2.3 million net. To a lesser extent, the six months ended June 30, 2019 included net $7.0 million for weather events beyond those expected compared to net $5.0 million in the prior year. The reserve development for 2019 was to increase ultimate direct losses and LAE for Hurricanes Matthew, Florence and Irma, with minimal impact on net losses and LAE. For 2018 the increase in prior year reserves was principally to increase expected Hurricane Irma claims.
We increased our core loss ratio to be in line with recent claim experience, specifically in the Florida market, as we continue to address: (1) the AOB issue and increases in the systemic solicitation and representation of claims; and (2) emerging trends impacting the severity and frequency of claims. Claims paid under an AOB often involve unnecessary litigation and as a result cost significantly more than claims settled when an AOB is not involved, with most of the increase going to the attorneys or representatives of policyholders. The increase in the underlying core loss and LAE ratio also reflects continued geographic expansion into states outside of Florida where non-catastrophe loss ratios are generally higher than in Florida. “Core loss ratio” is a common operational metric used in the insurance industry to describe the ratio of current accident year expected losses to premiums earned.
On May 23, 2019, Florida Governor Ron DeSantis signed HB 7065: Insurance Assignment Agreements which aims to curtail the abuse of AOB. We are evaluating this bill to determine its impact on our business.
These market trends in losses and LAE have led us to file for an overall 2.6% rate increase in Florida (effective April 2019 for new business and May 2019 for renewals), make changes to certain new business binding requirements and develop specialized claims and litigation management efforts to address market trends driving up claim costs.

The financial benefit from the management of claims ceded, including claim fees ceded to reinsurers, was $2.1 million for the six months ended June 30, 2019 compared to $18.9 million during the six months ended June 30, 2018. The benefit is reflected in our financial statements as a reduction of direct claim costs. This reduction in the six months ended June 30, 2019 reflects a lower volume of hurricane claim costs ceded to reinsurers.
General and administrative expenses were $139.2 million for the six months ended June 30, 2019, compared to $122.6 million during the same period in 2018, as follows (dollars in thousands):

	Six Months Ended June 30,				Change
	2019		2018		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$420,084		$374,849		$45,235	12.1%
General and administrative expenses:
Policy acquisition costs	87,732	20.9%	71,588	19.1%	16,144	22.6%
Other operating costs	51,512	12.3%	50,985	13.6%	527	1.0%
Total general and administrative expenses	$139,244	33.2%	$122,573	32.7%	$16,671	13.6%
General and administrative costs increased by $16.7 million, which was primarily the result of increases in policy acquisition costs of $16.1 million due to commissions associated with increased premium volume as well as a non-recurring audit settlement related to premium taxes, and to a lesser extent due to an increase in other operating costs of $0.5 million. As a percentage of earned premiums, general and administrative costs increased from 32.7% of earned premiums for the six months ended June 30, 2018 to 33.2% of earned premiums for the same period in 2019. The increase in policy acquisition costs and ratio for the six months ended June 30, 2019 was due to a non-recurring benefit of $6.5 million recorded in 2018 related to a refund of prior year premium taxes as a result of an audit settlement with the Florida Department of Revenue, which reduced the policy acquisition costs ratio by 1.7 percentage points in 2018. Excluding this benefit in the prior year, the overall total general and administrative expense ratio in 2019 would have improved 1.2 percentage points compared to the same period in 2018 before the impact of the premium tax refund. Other operating costs for the six months ended June 30, 2019 increased $0.5 million, reflecting lower amounts recorded for executive compensation and temporary employee expenses offset by added costs to support the growth in business. Other operating costs as a percentage of earned premium reduced from 13.6% of net earned premium for the six months ended June 30, 2018 compared to 12.3% of net earned premium for the same period in 2019. Overall, the expense ratio for 2019 (general and administrative expenses as a percentage of net premiums earned) benefited from reduced executive compensation and economies of scale as general and administrative expenses did not increase at the same rate as revenues when compared to the same period of 2018 excluding the non-recurring premium tax benefit.

Income tax expense increased by $0.4 million, or 1.6%, for the six months ended June 30, 2019, when compared with the six months ended June 30, 2018. Our ETR increased to 26.0% for the six months ended June 30, 2019, as compared to 23.7% for the six months ended June 30, 2018. The increase in income tax expense of $0.4 million was the result of an increase in the ETR mostly offset by a decrease in taxable income. The ETR increased by 2.3 percentage points from both a change in permanent differences between book and tax income and a lower amount of net discrete items both of which increased the tax rate.
Other comprehensive income, net of taxes for the six months ended June 30, 2019, was $23.9 million compared to other comprehensive loss of $5.9 million for the same period in 2018. See “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income and loss for these periods.

Analysis of Financial Condition—As of June 30, 2019 Compared to December 31, 2018
We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	June 30,	December 31,
Type of Investment	2019	2018
Available-for-sale debt securities	$884,093	$820,438
Equity securities	42,368	63,277
Investment real estate, net	15,792	24,439
Total	$942,253	$908,154
See “Item 1—Condensed Consolidated Statements of Cash Flows” for explanations of changes in investments and “Item 1—Note 3 (Investments).” Investment real estate, net reduced $8.6 million during 2019 as a result of the sale of two investment properties. The gain on the sale of the two investment properties was $1.2 million.
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1 to May 31 of the following year. The increase of $239.2 million to $382.0 million as of June 30, 2019 was due to additional ceded written premium of $417.6 million recorded this quarter for the reinsurance costs relating to our new 2019-2020 catastrophe reinsurance program beginning June 1, 2019, less amortization of prepaid reinsurance premiums recorded during 2019.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE and expenses that are expected to be recoverable from reinsurers. The decrease of $87.0 million during the quarter to $331.6 million as of June 30, 2019 was primarily due to the collection of amounts from reinsurers relating to previous hurricanes and storm events.
Premiums receivable, net represents amounts receivable from policyholders. The increase in premiums receivable, net of $6.9 million to $66.8 million as of June 30, 2019 relates to the growth, seasonality and consumer payment behavior of our business. The nature of our business tends to be seasonal during the year, reflecting consumer behaviors in connection with the Florida residential real estate market and the hurricane season. The amount of direct premiums written tends to increase just prior to the second quarter and tends to decrease approaching the fourth quarter.
Property and equipment, net increased $5.5 million during 2019 primarily as the result of the purchase of a new office building in Fort Lauderdale, Florida, which will be used to meet the staffing needs of the company as the business continues to expand.
Deferred policy acquisition costs (“DPAC”) increased by $5.8 million to $90.5 million as of June 30, 2019, which is consistent with the underlying premium growth and the seasonality of our business. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Income taxes recoverable represents the difference between estimated tax obligations and tax payments made to taxing authorities. At June 30, 2019, the balance recoverable was $8.9 million, representing amounts due from taxing authorities at that date, compared to a balance recoverable of $11.2 million as of December 31, 2018.
Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the six months ended June 30, 2019, deferred tax assets decreased by $19.7 million to a deferred tax liability of $5.1 million. The change was primarily due to increase in unrealized gains on investment, prepaid reinsurance premiums and unearned premiums. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $184.5 million to $288.3 million as of June 30, 2019. The reduction in unpaid losses and LAE was principally due to the settlement of claims from previous hurricane and storm events, as more claims from those events concluded during the six months ended June 30, 2019. Overall unpaid losses and LAE decreased, as claim settlements exceeded new emerging claims. Unpaid losses and LAE are net of estimated subrogation recoveries.
Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The increase of $48.7 million from December 31, 2018 to $650.4 million as of June 30, 2019 reflects both organic growth and the seasonality of our business, which is the variability of premiums written by month.
Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $13.2 million to $39.5 million as of June 30, 2019 reflects customer payment behavior and the organic growth and the seasonality of our business.

Book overdrafts represent outstanding checks or drafts in excess of cash on deposit with banking institutions and are examined to determine if a legal right of offset exists for accounts within the same banking institution at each balance sheet date. We maintain a short-term cash investment sweep to maximize investment returns on cash balances. Due to sweep activities, certain outstanding items are recorded as book overdrafts, which totaled $25.6 million as of June 30, 2019, compared to $102.8 million as of December 31, 2018. The decrease of $77.2 million is the result of fewer outstanding items as of June 30, 2019 compared to December 31, 2018, as outstanding claims payments for hurricane and storm events are settled and are no longer outstanding.
Reinsurance payable, net, represents the unpaid installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers and cash advances received from reinsurers. On June 1st of each year, we renew our catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. The annual cost initially increases reinsurance payable which is then reduced as installment payments are made over the policy period of the reinsurance, which runs from June 1st to May 31st. The balance increased by $330.9 million to $424.2 million as of June 30, 2019 as a result of the timing of the above items.
Dividend payable increased $5.5 million and primarily represents a 16 cents per share dividend declared on June 5, 2019 and payable to shareholders on July 17, 2019.
Capital resources, net increased by $63.7 million during the six months ended June 30, 2019, reflecting increases in stockholders’ equity offset by a reduction in long-term debt. The increases in stockholders’ equity was principally the result of our 2019 net income and after-tax changes in fair value of our investment portfolio unrealized gains in 2019 offset by treasury stock repurchases and dividends to shareholders. See “Item 1—Condensed Consolidated Statements of Stockholders’ Equity” and “Item 1—Note 8 (Stockholders’ Equity).”
The reduction in long-term debt of $0.7 million was the result of principal payments on debt during 2019. See “—Liquidity and Capital Resources.”
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements and we expect that, in the future, funds from operations will continue to meet such requirements.
The balance of cash and cash equivalents as of June 30, 2019 was $181.6 million compared to $166.4 million at December 31, 2018. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between June 30, 2019 and December 31, 2018. The increase in cash and cash equivalents was driven by cash flows generated from operating activities in excess of those used for investing and financing activities. We maintain a short-term investment cash sweep to maximize investment returns on cash balances. Due to these sweep activities, certain outstanding items are routinely recorded as “Book overdraft” in the Condensed Consolidated Financial Statements. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1 to May 31 of the following year. The Florida Hurricane Catastrophe Fund (“FHCF”) is paid in three installments on August 1, October 1, and December 1, and third-party reinsurance is paid in four installments on July 1, October 1, January 1 and April 1, resulting in significant payments at those times. See “Item 1—Note 12 (Commitments and Contingencies)” and “—Contractual Obligations” for more information.
The balance of restricted cash and cash equivalents as of June 30, 2019 and December 31, 2018 represents cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business.
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
There are limitations on the dividends the Insurance Entities may pay to their immediate parent company, Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida). The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 1—Note 5 (Insurance Operations).” The maximum dividend that may be paid by the Insurance Entities to PSI without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the six months ended June 30, 2019 and the year ended December 31, 2018, the Insurance Entities did not pay dividends to PSI.

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
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio for the periods presented (dollars in thousands):

	As of
	June 30,	December 31,
	2019	2018
Stockholders’ equity	$566,066	$501,633
Total long-term debt	10,662	11,397
Total capital resources	$576,728	$513,030

Debt-to-total capital ratio	1.8%	2.2%
Debt-to-equity ratio	1.9%	2.3%
As described in our Annual Report on Form 10-K for the year ended December 31, 2018, UPCIC entered into a surplus note with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program on November 9, 2006. The surplus note has a twenty-year term, with quarterly payments of principal and interest that accrue per the terms of the note agreement. At June 30, 2019, UPCIC was in compliance with the terms of the surplus note. Total adjusted capital surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.
Common Stock Repurchases
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations. During the six months ended June 30, 2019, there were two authorized repurchase plans in effect:

•
On December 12, 2018, we announced that our Board of Directors authorized a share repurchase program under which we were authorized to repurchase shares in the open market up to $20 million of outstanding shares of our common stock through May 31, 2020 (the “May 2020 Share Repurchase Program”), pursuant to which we repurchased 606,342 shares of our common stock at an average price of $32.98 per share on the open market. We completed the May 2020 Share Repurchase Program in May 2019.

•
On May 6, 2019, we announced that our Board of Directors authorized a share repurchase program under which we may repurchase in the open market up to $40 million of outstanding shares of our common stock through December 31, 2020 (the “December 2020 Share Repurchase Program”). Under the December 2020 Share Repurchase Program, we repurchased 338,274 shares of our common stock at an average price of $28.71 during the six months ended June 30, 2019 at an aggregate cost of approximately $9.7 million.

During the six months ended June 30, 2019, we repurchased an aggregate of 806,382 shares of our common stock in the open market at an aggregate purchase price of $24.2 million. Also, see “Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended June 30, 2019.

Cash Dividends
The following table summarizes the dividends declared by us:

2019	Dividend Declared Date	Shareholders Record Date	Dividend Payable Date	Cash Dividend Per Share Amount
First Quarter	January 31, 2019	March 11, 2019	March 25, 2019	$0.16
Second Quarter	April 10, 2019	May 3, 2019	May 10, 2019	$0.16
Third Quarter	June 5, 2019	July 3, 2019	July 17, 2019	$0.16

CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations for which cash flows are fixed or determinable as of June 30, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Reinsurance payable and multi-year commitments (1)	$625,346	$424,187	$201,159	$—	$—
Unpaid losses and LAE, direct (2)	288,296	178,455	80,435	22,199	7,207
Long-term debt	11,617	1,287	4,952	3,126	2,252
Total contractual obligations	$925,259	$603,929	$286,546	$25,325	$9,459

(1)	The 1-3 years amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—–Note 12 (Commitments and Contingencies).”

(2)
There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through June 30, 2019. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from the Company’s reinsurance program. See “Item 1—Note 4 (Reinsurance).”

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of June 30, 2019 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
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
The following tables provide information about our fixed income Financial Instruments as of June 30, 2019 compared to December 31, 2018, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	June 30, 2019
	2019	2020	2021	2022	2023	Thereafter	Other	Total
Amortized cost	$125,392	$143,713	$59,128	$108,872	$118,934	$305,829	$1,153	$863,021
Fair market value	$125,260	$144,053	$59,747	$110,603	$122,604	$320,614	$1,212	$884,093
Coupon rate	2.32%	2.44%	3.12%	3.32%	3.47%	3.82%	5.79%	3.23%
Book yield	2.10%	2.36%	2.80%	3.04%	3.16%	3.64%	5.81%	3.01%
* Years to effective maturity - 3.3 years

	December 31, 2018
	2019	2020	2021	2022	2023	Thereafter	Other	Total
Amortized cost	$123,110	$109,690	$114,580	$55,542	$121,363	$301,454	$5,388	$831,127
Fair market value	$122,333	$108,564	$112,917	$54,309	$119,945	$297,214	$5,156	$820,438
Coupon rate	2.04%	2.35%	2.63%	2.99%	3.32%	3.90%	6.15%	3.11%
Book yield	1.88%	2.24%	2.43%	2.83%	3.18%	3.68%	5.96%	2.94%
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
The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	June 30, 2019		December 31, 2018
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$2,724	6.4%	$15,564	24.6%
Mutual funds	39,644	93.6%	47,713	75.4%
Total equity securities	$42,368	100.0%	$63,277	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at June 30, 2019 and December 31, 2018 would have resulted in a decrease of $8.5 million and $12.7 million, respectively, in the fair value of those securities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of June 30, 2019, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases of our common stock during the three months ended June 30, 2019.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
4/1/2019 - 4/30/2019	50,000	$29.81	50,000	—
5/1/2019 - 5/31/2019	392,500	$28.90	392,500	—
6/1/2019 - 6/30/2019	43,382	$28.99	43,382	1,085,990
Total	485,882	$29.00	485,882	1,085,990
(1)Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated based on a closing price at June 28, 2019 of $27.90 per share.

We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations. During the six months ended June 30, 2019, there were two authorized repurchase plans in effect:

•
On December 12, 2018, we announced that the Board of Directors authorized the repurchase of up to $20 million of our outstanding shares of common stock through May 31, 2020, pursuant to which we repurchased 606,342 shares of our common stock at an aggregate price of $20.0 million. We completed the May 2020 Share Repurchase Program in May 2019.

•
On May 6, 2019, we announced that the Board of Directors authorized the repurchase of up to $40 million of our outstanding shares of common stock through December 31, 2020. Under the December 2020 Share Repurchase Program, we repurchased 338,274 shares of our common stock from May 2019 through June 30, 2019 at an aggregate cost of approximately $9.7 million.

During the six months ended June 30, 2019, we repurchased 806,382 shares of our common stock pursuant to the May 2020 Share Repurchase Program and the December 2020 Share Repurchase Program at an aggregate purchase price of approximately $24.2 million.

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

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: August 2, 2019	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer and Principal Executive Officer

Date: August 2, 2019	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer