Form 10-Q
period 2019-09-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2019-11-04
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
(Address of principal executive offices) (Zip Code)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,211,481 shares of common stock, par value $0.01 per share, outstanding on October 29, 2019.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Universal Insurance Holdings, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of September 30, 2019 and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2019 and 2018 and the related condensed consolidated statements of stockholders’ equity and statement of cash flows for the nine-month periods ended September 30, 2019 and 2018. These interim financial statements are the responsibility of the Company’s management.

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
November 4, 2019

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

	As of
	September 30, 2019	December 31, 2018
ASSETS
Available-for-sale debt securities, at fair value (amortized cost: $850,658 and $831,127)	$878,567	$820,438
Equity securities, at fair value (amortized cost: $43,772 and $86,271)	43,141	63,277
Investment real estate, net	15,688	24,439
Total invested assets	937,396	908,154

Cash and cash equivalents	159,638	166,428
Restricted cash and cash equivalents	2,635	2,635
Prepaid reinsurance premiums	280,297	142,750
Reinsurance recoverable	217,301	418,603
Premium receivable, net	70,388	59,858
Property and equipment, net	41,016	34,991
Deferred policy acquisition costs	94,820	84,686
Income taxes recoverable	9,860	11,159
Deferred income tax asset, net	—	14,586
Other assets	15,927	14,540
Total assets	$1,829,278	$1,858,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$166,342	$472,829
Unearned premiums	680,195	601,679
Advance premium	40,669	26,222
Accounts payable	3,396	3,059
Book overdraft	1,692	102,843
Reinsurance payable, net	300,094	93,306
Deferred income tax liability, net	2,571	—
Other liabilities and accrued expenses	55,044	45,422
Long-term debt	10,294	11,397
Total liabilities	1,260,297	1,356,757

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $.01 par value	467	465
Authorized shares - 55,000
Issued shares - 46,713 and 46,514
Outstanding shares - 33,211 and 34,783
Treasury shares, at cost - 13,502 and 11,731	(180,331)	(130,399)
Additional paid-in capital	93,546	86,353
Accumulated other comprehensive income (loss), net of taxes	21,089	(8,010)
Retained earnings	634,210	553,224
Total stockholders’ equity	568,981	501,633
Total liabilities and stockholders’ equity	$1,829,278	$1,858,390

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$342,872	$309,176	$990,066	$921,941
Change in unearned premium	(29,807)	(20,772)	(78,516)	(97,249)
Direct premium earned	313,065	288,404	911,550	824,692
Ceded premium earned	(106,466)	(99,466)	(284,867)	(260,905)
Premiums earned, net	206,599	188,938	626,683	563,787
Net investment income	7,613	6,642	23,165	17,213
Net realized gains (losses) on investments	(22)	403	(13,152)	(2,093)
Net change in unrealized gains (losses) of equity securities	573	(2,473)	22,364	(9,103)
Commission revenue	7,380	5,658	18,933	16,638
Policy fees	5,569	5,204	16,587	15,743
Other revenue	1,929	1,783	5,369	5,258
Total premiums earned and other revenues	229,641	206,155	699,949	607,443
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	132,571	85,947	358,961	251,715
General and administrative expenses	69,174	69,041	208,418	191,614
Total operating costs and expenses	201,745	154,988	567,379	443,329
INCOME BEFORE INCOME TAXES	27,896	51,167	132,570	164,114
Income tax expense	7,750	13,787	34,983	40,595
NET INCOME	$20,146	$37,380	$97,587	$123,519
Basic earnings per common share	$0.60	$1.07	$2.85	$3.54
Weighted average common shares outstanding - Basic	33,649	34,861	34,230	34,870
Diluted earnings per common share	$0.59	$1.04	$2.82	$3.45
Weighted average common shares outstanding - Diluted	33,930	35,919	34,565	35,754
Cash dividend declared per common share	$0.16	$0.16	$0.48	$0.44

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$20,146	$37,380	$97,587	$123,519
Other comprehensive income (loss), net of taxes	5,160	(737)	29,099	(6,636)
Comprehensive income	$25,306	$36,643	$126,686	$116,883
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (unaudited)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2018	(11,731)		46,514	10	$465	$—	$86,353	$553,224	$(8,010)	$(130,399)	$501,633
Vesting of performance share units	(56)	(1)	148	—	2	—	(2)	—	—	(2,069)	(2,069)
Grants and vesting of restricted stock	(5)	(1)	25	—	—	—	—	—	—	(166)	(166)
Stock option exercises	(36)	(1)	84	—	1	—	1,438	—	—	(1,367)	72
Retirement of treasury shares	97		(97)	—	(1)	—	(3,601)	—	—	3,602	—
Purchases of treasury stock	(321)		—	—	—	—	—	—	—	(10,117)	(10,117)
Share-based compensation	—		—	—	—	—	3,140	—	—	—	3,140
Net income	—		—	—	—	—	—	40,148	—	—	40,148
Change in net unrealized gains (losses), net of taxes	—		—	—	—	—	—	—	11,984	—	11,984
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,575)	—	—	(5,575)
Balance, March 31, 2019	(12,052)		46,674	10	467	—	87,328	587,797	3,974	(140,516)	539,050
Grants and vesting of restricted stock	(14)	(1)	25	—	—	—	—	—	—	(402)	(402)
Stock option exercises	(14)	(1)	27	—	—	—	403	—	—	(414)	(11)
Retirement of treasury shares	28		(28)	—	—	—	(816)	—	—	816	—
Purchases of treasury stock	(486)		—	—	—	—	—	—	—	(14,107)	(14,107)
Share-based compensation	—		—	—	—	—	3,311	—	—	—	3,311
Net income	—		—	—	—	—	—	37,293	—	—	37,293
Change in net unrealized gains (losses), net of taxes	—		—	—	—	—	—	—	11,955	—	11,955
Declaration of dividends for second quarter ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,547)	—	—	(5,547)
Declaration of dividends for third quarter ($0.16 per common share)	—		—	—	—	—	—	(5,476)	—	—	(5,476)
Balance, June 30, 2019	(12,538)		46,698	10	467	—	90,226	614,067	15,929	(154,623)	566,066
Vesting of restricted stock units	(10)	(1)	25	—	—	—	—	—	—	(259)	(259)
Stock option exercises	(2)	(1)	2	—	—	—	54	—	—	(59)	(5)
Retirement of treasury shares	12		(12)	—	—	—	(318)	—	—	318	—
Purchases of treasury stock	(964)		—	—	—	—	—	—	—	(25,708)	(25,708)
Share-based compensation	—		—	—	—	—	3,584	—	—	—	3,584
Net income	—		—	—	—	—	—	20,146	—	—	20,146
Change in net unrealized gains (losses), net of taxes	—		—	—	—	—	—	—	5,160	—	5,160
Declaration of dividends ($0.25 per preferred share)	—		—	—	—	—	—	(3)	—	—	(3)
Balance, September 30, 2019	(13,502)		46,713	10	$467	$—	$93,546	$634,210	$21,089	$(180,331)	$568,981

(1) All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of stock options exercised, restricted stock vested, performance share units vested or restricted stock units vested. These shares have been cancelled by the Company.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2017	(11,043)		45,778	10	$458	$—	$86,186	$464,748	$(6,281)	$(105,123)	$439,988
Cumulative effect of change in accounting principle (ASU 2016-01)	—		—	—	—	—	—	(3,601)	3,601	—	—
Balance January 1, 2018	(11,043)		45,778	10	458	—	86,186	461,147	(2,680)	(105,123)	439,988
Vesting of performance share units	(43)	(1)	127	—	1	—	(1)	—	—	(1,273)	(1,273)
Grants and vesting of restricted stock	—		50	—	—	—	—	—	—	—	—
Stock option exercises	(568)	(1)	804	—	8	—	15,195	—	—	(18,723)	(3,520)
Retirement of treasury shares	611		(611)	—	(6)	—	(19,990)	—	—	19,996	—
Purchases of treasury stock	(93)		—	—	—	—	—	—	—	(2,746)	(2,746)
Share-based compensation	—		—	—	—	—	2,904	—	—	—	2,904
Net income	—		—	—	—	—	—	40,055	—	—	40,055
Change in net unrealized gains (losses), net of taxes	—		—	—	—	—	—	—	(4,050)	—	(4,050)
Reclassification of income taxes upon adoption of ASU 2018-02	—		—	—	—	—	—	582	(582)	—	—
Declaration of dividends ($0.14 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,906)	—	—	(4,906)
Balance, March 31, 2018	(11,136)		46,148	10	461	—	84,294	496,878	(7,312)	(107,869)	466,452
Stock option exercises	(244)	(1)	353	—	4	—	6,295	—	—	(8,015)	(1,716)
Retirement of treasury shares	244		(244)	—	(2)	—	(8,013)	—	—	8,015	—
Purchases of treasury stock	(249)		—	—	—	—	—	—	—	(8,370)	(8,370)
Share-based compensation	—		—	—	—	—	3,349	—	—	—	3,349
Net income	—		—	—	—	—	—	46,084	—	—	46,084
Change in net unrealized gains (losses), net of taxes	—		—	—	—	—	—	—	(1,849)	—	(1,849)
Declaration of dividends for second quarter ($0.14 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,923)	—	—	(4,923)
Declaration of dividends for third quarter ($0.16 per common share)	—		—	—	—	—	—	(5,596)	—	—	(5,596)
Balance, June 30, 2018	(11,385)		46,257	10	463	—	85,925	532,443	(9,161)	(116,239)	493,431
Stock option exercises	(108)	(1)	169	—	1	—	3,804	—	—	(4,744)	(939)
Retirement of treasury shares	108		(108)	—	(1)	—	(4,743)	—	—	4,744	—
Share-based compensation	—		—	—	—	—	3,245	—	—	—	3,245
Net income	—		—	—	—	—	—	37,380	—	—	37,380
Change in net unrealized gains (losses), net of taxes	—		—	—	—	—	—	—	(737)	—	(737)
Declaration of dividends ($0.25 per preferred share)								(3)			(3)
Other	—		—	—	—	—	—	5	—	—	5
Balance, September 30, 2018	(11,385)		46,318	10	$463	$—	$88,231	$569,825	$(9,898)	$(116,239)	$532,382

(1) All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised, restricted stock vested, performance share units vested or restricted stock units vested. These shares have been cancelled by the Company.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$56,589	$224,454
Cash flows from investing activities:
Proceeds from sale of property and equipment	27	30
Purchases of property and equipment	(9,723)	(6,141)
Purchases of equity securities	(1,091)	(23,568)
Purchases of available-for-sale debt securities	(194,228)	(349,617)
Purchases of investment real estate, net	(883)	(5,553)
Proceeds from sales of equity securities	29,137	8,285
Proceeds from sales of available-for-sale debt securities	73,041	132,801
Proceeds from sales of investment real estate	10,537	—
Maturities of available-for-sale debt securities	100,304	83,188
Maturities of available-for-sale short-term investments	—	10,000
Net cash provided by (used in) investing activities	7,121	(150,575)
Cash flows from financing activities:
Preferred stock dividend	(8)	(8)
Common stock dividend	(16,618)	(15,400)
Issuance of common stock for stock option exercises	239	102
Purchase of treasury stock	(49,932)	(11,116)
Payments related to tax withholding for share-based compensation	(3,078)	(7,551)
Repayment of debt	(1,103)	(1,103)
Net cash provided by (used in) financing activities	(70,500)	(35,076)
Cash and cash equivalents, and restricted cash and cash equivalents:
Net increase (decrease) during the period	(6,790)	38,803
Balance, beginning of period	169,063	216,121
Balance, end of period	$162,273	$254,924
The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$159,638	$166,428
Restricted cash and cash equivalents (1)	2,635	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$162,273	$169,063

(1)	See “—Note 5 (Insurance Operations),” for a discussion of the nature of the restrictions for restricted cash and cash equivalents.
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Nature of Operations and Basis of Presentation
Nature of Operations
Universal Insurance Holdings, Inc. (together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”, and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance currently offered in 18 states as of September 30, 2019, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
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

3. Investments
Securities Available for Sale
The following table provides the amortized cost and fair value of debt securities available for sale as of the dates presented (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$71,696	$1,096	$(206)	$72,586
Corporate bonds	450,868	18,628	(198)	469,298
Mortgage-backed and asset-backed securities	313,001	8,642	(509)	321,134
Municipal bonds	3,399	148	(5)	3,542
Redeemable preferred stock	11,694	395	(82)	12,007
Total	$850,658	$28,909	$(1,000)	$878,567

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$67,435	$241	$(1,039)	$66,637
Corporate bonds	434,887	714	(6,736)	428,865
Mortgage-backed and asset-backed securities	312,840	912	(4,155)	309,597
Municipal bonds	3,405	—	(43)	3,362
Redeemable preferred stock	12,560	55	(638)	11,977
Total	$831,127	$1,922	$(12,611)	$820,438

The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	September 30, 2019		December 31, 2018
Equivalent S&P Credit Ratings	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
AAA	$406,441	46.3%	$388,672	47.4%
AA	93,687	10.7%	100,791	12.3%
A	232,352	26.4%	214,503	26.1%
BBB	141,837	16.1%	112,613	13.7%
BB and Below	—	—	494	0.1%
No Rating Available	4,250	0.5%	3,365	0.4%
Total	$878,567	100.0%	$820,438	100.0%

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
The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed Securities:
Agency	$147,245	$148,465	$139,418	$136,291
Non-agency	73,119	78,794	61,689	61,933
Asset-backed Securities:
Auto loan receivables	43,681	44,103	53,449	53,341
Credit card receivables	21,147	21,538	29,594	29,366
Other receivables	27,809	28,234	28,690	28,666
Total	$313,001	$321,134	$312,840	$309,597

The following table summarizes the fair value and gross unrealized losses on available-for-sale debt securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented (in thousands):

	September 30, 2019
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	2	$3,907	$(38)	6	$41,419	$(168)
Corporate bonds	24	24,357	(115)	22	19,923	(83)
Mortgage-backed and asset-backed securities	26	30,609	(139)	38	53,895	(370)
Municipal bonds	—	—	—	1	275	(5)
Redeemable preferred stock	8	1,116	(12)	8	2,094	(70)
Total	60	$59,989	$(304)	75	$117,606	$(696)

	December 31, 2018
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	—	$—	$—	13	$56,531	$(1,039)
Corporate bonds	228	210,152	(3,318)	160	131,225	(3,418)
Mortgage-backed and asset-backed securities	36	57,487	(196)	103	148,436	(3,959)
Municipal bonds	6	3,362	(43)	—	—	—
Redeemable preferred stock	61	8,092	(506)	5	1,034	(132)
Total	331	$279,093	$(4,063)	281	$337,226	$(8,548)

Evaluating Investments for Other Than Temporary Impairment
As of September 30, 2019, the Company held available-for-sale debt securities that were in an unrealized loss position as presented in the table above. For available-for-sale debt securities with significant declines in value, the Company performs a quarterly fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For available-for-sale debt securities, the Company considers whether it has the intent and ability to hold the available-for-sale debt securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based on our analysis, our fixed income portfolio is of high quality and we believe that we will recover the amortized cost basis of our available-for-sale debt securities. We continually monitor the credit quality of our investments in available-for-sale debt securities to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. Additionally, the Company considers management’s intent and ability to hold the available-for-sale debt securities until recovery and its credit analysis of the individual issuers of the securities. Based on this process and analysis, management has no reason to believe the unrealized losses of the available-for-sale debt securities as of September 30, 2019 are other than temporary.

The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	September 30, 2019
	Amortized Cost	Fair Value
Due in one year or less	$122,700	$122,907
Due after one year through five years	427,470	436,026
Due after five years through ten years	288,021	306,986
Due after ten years	12,040	12,173
Perpetual maturity securities	427	475
Total	$850,658	$878,567

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
The following table provides certain information related to available-for-sale debt securities, equity securities and investment real estate during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$61,615	$32,287	$173,345	$225,989
Equity securities	$—	$4,158	$29,137	$8,285
Gross realized gains on sale of securities:
Available-for-sale debt securities	$65	$1	$364	$318
Equity securities	$—	$413	$335	$714
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(87)	$(11)	$(277)	$(3,125)
Equity securities	$—	$—	$(14,787)	$—
Realized gains on sales of investment real estate	$—	$—	$1,213	$—

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Available-for-sale debt securities	$6,316	$4,595	$18,508	$12,390
Equity securities	487	722	2,091	2,016
Available-for-sale short-term investments	—	—	—	145
Cash and cash equivalents (1)	1,374	1,854	4,066	4,100
Other (2)	243	252	754	665
Total investment income	8,420	7,423	25,419	19,316
Less: Investment expenses (3)	(807)	(781)	(2,254)	(2,103)
Net investment income	$7,613	$6,642	$23,165	$17,213

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Equity Securities
The following table provides the unrealized gains and losses recorded during the periods presented on equity securities still held at the end of the reporting period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting period	$573	$(2,473)	$3,339	$(9,103)

Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	September 30, 2019	December 31, 2018
Income Producing:
Investment real estate	$14,679	$14,619
Less: Accumulated depreciation	(1,181)	(870)
	13,498	13,749
Non-Income Producing:
Investment real estate	2,190	10,690
Investment real estate, net	$15,688	$24,439

During the nine months ended September 30, 2019, the Company completed the sale of investment real estate. The Company received net cash proceeds of approximately $10.5 million and recognized a pre-tax gain of approximately $1.2 million that is included in net realized gains (losses) on investments on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2019.
Depreciation expense related to investment real estate for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation expense on investment real estate	$104	$103	$311	$307

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
Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreements and consistent with the establishment of the gross liability for losses, loss adjustment expenses (“LAE”) and other expenses. Reinsurance premiums, losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.
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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balances exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of September 30, 2019			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services, Inc.	Moody’s Investors Service, Inc.	September 30, 2019	December 31, 2018
Florida Hurricane Catastrophe Fund (1)	n/a	n/a	n/a	$123,037	$165,022
Allianz Risk Transfer	A+	AA	Aa3	28,088	139,565
Renaissance Reinsurance Ltd	n/a	n/a	n/a	—	39,459
Chubb Tempest Reinsurance Ltd	n/a	n/a	n/a	—	16,208
Total (2)				$151,125	$360,254

(1)	No rating is available, because the fund is not rated.

(2)	Amounts represent prepaid reinsurance premiums, reinsurance receivables and net recoverables for paid and unpaid losses, including incurred but not reported reserves, and loss adjustment expenses.
The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended September 30,
	2019			2018
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$342,872	$313,065	$334,440	$309,176	$288,404	$270,158
Ceded	(4,781)	(106,466)	(201,869)	(17,256)	(99,466)	(184,211)
Net	$338,091	$206,599	$132,571	$291,920	$188,938	$85,947

	Nine Months Ended September 30,
	2019			2018
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$990,066	$911,550	$663,768	$921,941	$824,692	$593,419
Ceded	(422,414)	(284,867)	(304,807)	(356,507)	(260,905)	(341,704)
Net	$567,652	$626,683	$358,961	$565,434	$563,787	$251,715

The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	September 30,	December 31,
	2019	2018
Prepaid reinsurance premiums	$280,297	$142,750
Reinsurance recoverable on paid losses and LAE	$106,988	$25,238
Reinsurance recoverable on unpaid losses and LAE	110,313	393,365
Reinsurance recoverable	$217,301	$418,603

5. Insurance Operations
Deferred Policy Acquisition Costs
The Company defers certain costs relating to written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
DPAC, beginning of period	$90,530	$88,756	$84,686	$73,059
Capitalized Costs	48,783	44,389	140,998	136,758
Amortization of DPAC	(44,493)	(42,502)	(130,864)	(119,174)
DPAC, end of period	$94,820	$90,643	$94,820	$90,643

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
In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of December 31, 2018, UPCIC has the capacity to pay ordinary dividends of $14.0 million during 2019. APPCIC did not meet the earnings or surplus regulatory requirements as of December 31, 2018 to pay ordinary dividends during 2019. For the nine months ended September 30, 2019, no dividends were paid from UPCIC or APPCIC to PSI.
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

	September 30, 2019	December 31, 2018
Ten percent of total liabilities
UPCIC	$105,485	$90,610
APPCIC	$594	$489
Statutory capital and surplus
UPCIC	$343,803	$291,438
APPCIC	$16,055	$15,973

As of the dates in the table above, both UPCIC and APPCIC exceeded the minimum statutory capitalization requirement. UPCIC also met the capitalization requirements of the other states in which it is licensed as of September 30, 2019. UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates.
The following table summarizes combined net income (loss) for UPCIC and APPCIC determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Combined net income (loss)	$(5,486)	$5,468	$28,854	$49,190

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	September 30, 2019	December 31, 2018
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,434	$3,876

6. Liability for Unpaid Losses and Loss Adjustment Expenses
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$288,296	$151,916	$472,829	$248,425
Less: Reinsurance recoverable	(197,117)	(96,733)	(393,365)	(182,405)
Net balance at beginning of period	91,179	55,183	79,464	66,020
Incurred (recovered) related to:
Current year	129,353	85,986	355,258	249,488
Prior years	3,218	(39)	3,703	2,227
Total incurred	132,571	85,947	358,961	251,715
Paid related to:
Current year	137,313	72,034	260,955	140,013
Prior years	30,408	38,372	121,441	146,998
Total paid	167,721	110,406	382,396	287,011
Net balance at end of period	56,029	30,724	56,029	30,724
Plus: Reinsurance recoverable	110,313	127,943	110,313	127,943
Balance at end of period	$166,342	$158,667	$166,342	$158,667

During the nine months ended September 30, 2019, there was adverse prior year reserve development of $305.3 million gross, less $301.6 million ceded, resulting in $3.7 million net. Gross prior year reserve development was principally the result of an increase in estimated losses and LAE for Hurricane Irma claims, which were fully ceded. Net prior year adverse reserve development of $3.7 million principally resulted from a change in the allocation of estimated Hurricane Michael losses and LAE recoveries from the Non-Florida reinsurance coverage to the All States reinsurance coverage. The Non-Florida reinsurance coverage has a lower retention and the change in the allocation of reinsurance recoveries to the All States reinsurance coverage resulted in higher retained losses. There was no change to gross Hurricane Michael losses. For the nine months ended September 30, 2018, there was $311.7 million gross, less $309.5 million ceded, resulting in $2.2 million net of prior year reserve development principally reflecting an increase in estimated Hurricane Irma claims.

7. Long-Term Debt
Long-term debt consists of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2019	2018
Surplus note	$10,294	$11,397

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
UPCIC was in compliance with the terms of the surplus note as of September 30, 2019.

8. Stockholders’ Equity

From time to time, the Company’s Board of Directors authorizes share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares Repurchased During the Nine Months Ended September 30,
Date Authorized	Expiration Date	Dollar Amount Authorized	2019	2018	Aggregate Purchase Price	Average Price Per Share Repurchased	Plan Completed
May 6, 2019	December 31, 2020	$40,000	1,302,401	—	$35,419	$27.20
December 12, 2018	May 31, 2020	$20,000	468,108	—	$14,513	$31.00	May 2019
September 5, 2017	December 31, 2018	$20,000	—	342,749	$11,116	$32.43	December 2018

See the “Condensed Consolidated Statements of Stockholders’ Equity” for a roll-forward of treasury shares.

9. Income Taxes
During the three months ended September 30, 2019 and 2018, the Company recorded approximately $7.8 million and $13.8 million of income tax expense, respectively. The effective tax rate (“ETR”) for the three months ended September 30, 2019 was 27.8% compared to a 26.9% ETR for the same period in 2018.
During the nine months ended September 30, 2019 and 2018, the Company recorded approximately $35.0 million and $40.6 million of income tax expense, respectively. The ETR for the nine months ended September 30, 2019 was 26.4% compared to a 24.7% ETR for the same period in 2018.
In calculating these rates, the Company considered a variety of factors including the forecasted full year pre-tax results, the U.S. federal tax rate, expected non-deductible expenses and estimated state income taxes. The Company’s final ETR for the full year will be dependent on the level of pre-tax income, discrete items, the apportionment of taxable income among state tax jurisdictions and the extent of non-deductible expenses in relation to pre-tax income.
The Company’s income tax provision reflects an estimated annual ETR of 27.1% for 2019, calculated before the impact of discrete items. The statutory tax rate consists of a federal income tax rate of 21% and a state income tax rate, net of federal benefit, of 3.6%.
Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. As of September 30, 2019, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. As of September 30, 2019, the Company’s 2016 through 2018 tax years are still subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdictions.

10. Earnings Per Share
Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the exercises of stock options, vesting of restricted stock, vesting of performance share units, vesting of restricted stock units and conversion of preferred stock.
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted EPS computations for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator for EPS:
Net income	$20,146	$37,380	$97,587	$123,519
Less: Preferred stock dividends	(3)	(3)	(8)	(8)
Income available to common stockholders	$20,143	$37,377	$97,579	$123,511
Denominator for EPS:
Weighted average common shares outstanding	33,649	34,861	34,230	34,870
Plus: Assumed conversion of share-based compensation (1)	256	1,033	310	859
Assumed conversion of preferred stock	25	25	25	25
Weighted average diluted common shares outstanding	33,930	35,919	34,565	35,754
Basic earnings per common share	$0.60	$1.07	$2.85	$3.54
Diluted earnings per common share	$0.59	$1.04	$2.82	$3.45

(1)	Represents the dilutive effect of unvested restricted stock, unvested performance share units, unvested restricted stock units and unexercised stock options.

11. Other Comprehensive Income (Loss)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended September 30,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$6,815	$1,671	$5,144	$(989)	$(244)	$(745)
Less: Reclassification adjustments for (gains) losses realized in net income	22	6	16	10	2	8
Other comprehensive income (loss)	$6,837	$1,677	$5,160	$(979)	$(242)	$(737)

	Nine Months Ended September 30,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$38,685	$9,520	$29,165	$(11,511)	$(2,751)	$(8,760)
Less: Reclassification adjustments for (gains) losses realized in net income	(87)	(21)	(66)	2,807	683	2,124
Other comprehensive income (loss)	$38,598	$9,499	$29,099	$(8,704)	$(2,068)	$(6,636)

The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unrealized gains (losses) on available-for-sale debt securities
	$(22)	$(10)	$87	$(2,807)	Net realized gains (losses) on sale of securities
	6	2	(21)	683	Income taxes
Total reclassification for the period	$(16)	$(8)	$66	$(2,124)	Net of tax

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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	September 30, 2019
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$72,586	$—	$72,586
Corporate bonds	—	469,298	—	469,298
Mortgage-backed and asset-backed securities	—	321,134	—	321,134
Municipal bonds	—	3,542	—	3,542
Redeemable preferred stock	—	12,007	—	12,007
Equity Securities:
Common stock	2,678	—	—	2,678
Mutual funds	40,463	—	—	40,463
Total assets accounted for at fair value	$43,141	$878,567	$—	$921,708

	Fair Value Measurements
	December 31, 2018
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$66,637	$—	$66,637
Corporate bonds	—	428,865	—	428,865
Mortgage-backed and asset-backed securities	—	309,597	—	309,597
Municipal bonds	—	3,362	—	3,362
Redeemable preferred stock	—	11,977	—	11,977
Equity Securities:
Common stock	15,564	—	—	15,564
Mutual funds	47,713	—	—	47,713
Total assets accounted for at fair value	$63,277	$820,438	$—	$883,715

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
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	(Level 3) Estimated Fair Value	Carrying Value	(Level 3) Estimated Fair Value
Liabilities (debt):
Surplus note	$10,294	$9,584	$11,397	$10,125

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

14. Subsequent Events

The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of September 30, 2019.

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

OVERVIEW
We are a vertically integrated holding company offering property and casualty (“P&C”) insurance and value-added insurance services. We develop, market and underwrite insurance products for consumers predominantly in the personal residential homeowners line of business and perform substantially all other insurance-related services for our primary insurance entities, including risk management, claims management, and distribution. Our primary insurance entities, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), offer insurance products through both our appointed independent agent network and our online distribution channels across 18 states (primarily in Florida), with licenses to write insurance in an additional two states. In the second quarter, we surrendered our license in West Virginia, a state in which we did not write any premium. Also during the second quarter, we received a Certificate of Authority in Wisconsin, approving UPCIC as a licensed insurance company in Wisconsin. The Insurance Entities seek to produce an underwriting profit over the long term (defined as earned premium less losses, loss adjustment expense (“LAE”), policy acquisition costs and other operating costs); maintain a strong balance sheet to prepare for years in which the Insurance Entities are not able to achieve an underwriting profit; and generate investment income on assets exceeding short-term operating needs.
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

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
Highlights
Results of operations for the third quarter of fiscal 2019, in each case compared with the third quarter of fiscal 2018 (unless otherwise specified), include:

•	Direct premiums written overall grew by $33.7 million, or 10.9%, to $342.9 million.

•	In Florida, direct premiums written grew by $20.1 million, or 7.7%, and in our other states, direct premiums written grew by $13.6 million, or 27.6%.

•	Net earned premiums grew by $17.7 million, or 9.3%, to $206.6 million.

•	Total revenues increased by $23.5 million, or 11.4%, to $229.6 million.

•	Diluted earnings per share (“EPS”) of $0.59 compared to $1.04.

•	Book value per share increased by $2.71, or 18.8%, to $17.13 at September 30, 2019 from $14.42 at December 31, 2018.

•	Paid dividends of $0.16 per share in the third quarter of 2019.

•	Repurchased 964,127 shares during the quarter at an aggregate purchase price of $25.7 million.

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
Developing and implementing our reinsurance strategy to adequately protect our balance sheet and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key strategic priority for us. In order to limit the Insurance Entities’ potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers and the Florida Hurricane Catastrophe Fund (“FHCF”). The Florida Office of Insurance Regulation (“FLOIR”) requires the Insurance Entities, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ 2019-2020 reinsurance programs meet the FLOIR’s requirements, which are based on, among other things, successfully demonstrating a cohesive and comprehensive reinsurance program that protects the policyholders of our Insurance Entities as well as satisfying a series of stress test catastrophe loss scenarios based on past historical events.

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

UPCIC’s 2019-2020 Reinsurance Program

•	First event All States retention of $43 million; First event Non-Florida retention of $10 million.

•	All States first event tower expanded to $3.32 billion, an increase of $170 million over the final 2018-2019 program.

•
Assuming a first event completely exhausts the $3.32 billion tower, the second event exhaustion point would be $1.3 billion, an increase of $262 million over the final 2018-2019 program on the same assumptions.

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

•
For the FHCF Reimbursement Contracts effective June 1, 2019, UPCIC has continued the election of the 90% coverage level. The total mandatory FHCF layer is estimated to provide approximately $2.017 billion of coverage for UPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.

APPCIC’s 2019-2020 Reinsurance Program

•	First event All States retention of $2 million.

•	All States first event tower of $30.5 million.

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

•
For the FHCF Reimbursement Contracts effective June 1, 2019, APPCIC has continued the election of the 90% coverage level. The total mandatory FHCF layer is estimated to provide approximately $14.7 million of coverage for APPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.

The total cost of the 2019-2020 reinsurance programs for UPCIC and APPCIC is projected to be $420 million, representing approximately 33.5% of estimated direct premium earned for the 12-month treaty period.

Results of Operations - Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Net income was $20.1 million for the three months ended September 30, 2019 compared to $37.4 million for the three months ended September 30, 2018, a decrease of $17.2 million or 46.1%. Diluted EPS for the current quarter was $0.59 compared to $1.04 in 2018, a decrease of $0.45 or 43.3%. Weighted average diluted common shares outstanding were lower by 5.5% to 33.9 million shares from 35.9 million shares at September 30, 2018. Benefiting the quarter were increases in net earned premium, net investment income, net change in unrealized gains of equity securities, and commission revenue, offset by increased operating costs for losses and LAE. Direct and net earned premium were up 8.6% and 9.3%, respectively, due to growth in states in which we are licensed and writing during the past 12 months. Increases in losses and LAE were the result of: (1) premium growth and change in mix between Florida and other states; (2) reduced financial benefit from the management of claims including claim fees ceded to reinsurers; (3) increased estimated core losses and LAE for the current year compared to prior year; (4) a higher level of unexpected weather events this year; and (5) a higher level of prior year adverse development compared to the prior year. Income tax expense was lower than the prior year primarily as a result of lower pre-tax income.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Three Months Ended September 30,		Change
	2019	2018	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$342,872	$309,176	$33,696	10.9%
Change in unearned premium	(29,807)	(20,772)	(9,035)	43.5%
Direct premium earned	313,065	288,404	24,661	8.6%
Ceded premium earned	(106,466)	(99,466)	(7,000)	7.0%
Premiums earned, net	206,599	188,938	17,661	9.3%
Net investment income	7,613	6,642	971	14.6%
Net realized gains (losses) on investments	(22)	403	(425)	NM
Net change in unrealized gains (losses) of equity securities	573	(2,473)	3,046	NM
Commission revenue	7,380	5,658	1,722	30.4%
Policy fees	5,569	5,204	365	7.0%
Other revenue	1,929	1,783	146	8.2%
Total premiums earned and other revenues	229,641	206,155	23,486	11.4%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	132,571	85,947	46,624	54.2%
General and administrative expenses	69,174	69,041	133	0.2%
Total operating costs and expenses	201,745	154,988	46,757	30.2%
INCOME BEFORE INCOME TAXES	27,896	51,167	(23,271)	(45.5)%
Income tax expense	7,750	13,787	(6,037)	(43.8)%
NET INCOME	$20,146	$37,380	$(17,234)	(46.1)%
Other comprehensive income (loss), net of taxes	5,160	(737)	5,897	NM
COMPREHENSIVE INCOME	$25,306	$36,643	$(11,337)	(30.9)%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$0.59	$1.04	$(0.45)	(43.3)%
Weighted average diluted common shares outstanding	33,930	35,919	(1,989)	(5.5)%

NM – Not Meaningful
Policy count, premium in force and total insured value increased at September 30, 2019 when compared to September 30, 2018. Direct premiums written increased by $33.7 million, or 10.9%, for the quarter ended September 30, 2019, driven by growth within our Florida business of $20.1 million, or 7.7%, and growth in our other states business of $13.6 million, or 27.6%, as compared to the same period of the prior year. Rate increases in Florida and in certain other states along with slightly improved retention were also a source of premium growth. As discussed below in losses and LAE, we implemented new guidelines during the first quarter of 2019 on new business to address emerging loss trends that have impacted the rate of growth in Florida. Premiums in force increased in every state in which we are writing compared to the prior year. In early March 2019, we commenced writing in Illinois, and we are now actively writing policies in 17 states outside our home state of Florida.

The following table provides direct premiums written for Florida and Other States for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended
	September 30, 2019		September 30, 2018		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$280,141	81.7%	$260,024	84.1%	$20,117	7.7%
Other states	62,731	18.3%	49,152	15.9%	13,579	27.6%
Total	$342,872	100.0%	$309,176	100.0%	$33,696	10.9%
Direct premium earned increased by $24.7 million, or 8.6%, for the quarter ended September 30, 2019, reflecting the earning of premiums written over the past 12 months and changes in rates and policy count during that time.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events. Ceded premium represents amounts paid to reinsurers for this protection. Ceded premium earned increased by $7.0 million, or 7.0%, for the quarter ended September 30, 2019. Reinsurance costs, as a percentage of direct premium earned, decreased from 34.5% to 34.0%, reflecting a lower level of additional costs from ceded earned reinstatement premiums of $1.1 million in 2019 compared to $13.5 million in 2018 relating to additional reinsurance costs from Hurricane Irma. Excluding reinstatement premiums, ceded premiums earned were 33.6% of direct premiums earned in 2019 compared to 29.8% in 2018. The increase is a result of costs for the Company’s 2019-2020 reinsurance program compared to the expired program. The increased costs associated with the 2019-2020 reinsurance program will be earned over the June 1, 2019 to May 31, 2020 coverage period. See the discussion above for the new 2019-2020 reinsurance program and “Item 1—Note 4 (Reinsurance).”
Premiums earned, net of ceded premium earned, grew by 9.3%, or $17.7 million, to $206.6 million for the three months ended September 30, 2019, reflecting an increase in direct premiums earned offset by increased cost for reinsurance.
Net investment income was $7.6 million for the three months ended September 30, 2019, compared to $6.6 million for the same period in 2018, an increase of $1.0 million, or 14.6%. The increase is driven by the combination of growth in cash and invested assets compared to the prior year and benefits from higher yielding assets, offset by a lower trend in yields on cash and short term investments during 2019. Total invested assets were $937.4 million as of September 30, 2019 compared to $908.2 million as of December 31, 2018. The credit rating on our fixed income securities was A+ as of September 30, 2019 and December 31, 2018. The duration of fixed income securities was 2.63 years at September 30, 2019 compared to 2.79 years at December 31, 2018. Cash and cash equivalents are invested short term until needed to settle loss and LAE payments, reinsurance premium payments and operating cash needs or until they are deployed to investment advisors.
Yields from the fixed income portfolio are dependent on future market forces, monetary policy and interest rate policy from the Federal Reserve. During 2019, the Federal Reserve has been lowering interest rates, which has impacted effective yields on new fixed income and overnight cash purchases. The impact from this trend in 2019 has been somewhat limited as investments mature over many future years based on the effective maturity of the portfolio, subjecting only the current year redemptions to the lower interest rate environment. The Company’s investment strategy is to invest in assets with multi-year effective maturities, locking in book yields for future years which dampers the impact that market fluctuations have on current investment income.
We sell securities from our investment portfolio from time to time to meet our investment objectives. During the three months ended September 30, 2019, sales resulted in a net realized loss of $22 thousand. We sold securities during the three months ended September 30, 2018, generating net realized gain of $0.4 million. See “Item 1—(Note 3 Investments).”
There was a $0.6 million favorable net unrealized gain in equity securities during the three months ended September 30, 2019 compared to a $2.5 million unfavorable net unrealized loss during the three months ended September 30, 2018. Unrealized gains or losses are the result of changes in the fair market value of our equity securities during the period for securities still held and the reversal of unrealized gains or losses for securities sold during the period. See “Item 1—(Note 3 Investments).”
Commission revenue is comprised principally of brokerage commissions we earn from reinsurers on reinsurance placed for the Insurance Entities. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1 to May 31 of the following year. For the three months ended September 30, 2019, commission revenue was $7.4 million, compared to $5.7 million for the three months ended September 30, 2018. The increase in commission revenue of $1.7 million, or 30.4%, for the three months ended September 30, 2019 was primarily from increased commissions earned on reinsurance premiums associated with the new reinsurance program.
Policy fees for the three months ended September 30, 2019 were $5.6 million compared to $5.2 million for the same period in 2018. The increase of $0.4 million, or 7.0%, was the result of an increase in the total number of new and renewal policies written during the three months ended September 30, 2019 compared to the same period in 2018.

Losses and LAE, net of reinsurance, were $132.6 million for the three months ended September 30, 2019, compared to $85.9 million during the same period in 2018 as follows (dollars in thousands):

	Three Months Ended September 30, 2019
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$313,065		$106,466		$206,599

Loss and loss adjustment expenses:
Weather events*	$15,000	4.8%	$—	—%	$15,000	7.3%
Prior year adverse/(favorable) reserve development	205,087	65.5%	201,869	189.6%	3,218	1.6%
All other losses and loss adjustment expenses	114,353	36.5%	—	—	114,353	55.4%
Total losses and loss adjustment expenses	$334,440	106.8%	$201,869	189.6%	$132,571	64.3%

*Includes only current year weather events beyond those expected.

	Three Months Ended September 30, 2018
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$288,404		$99,466		$188,938

Loss and loss adjustment expenses:
Weather events*	$41,858	14.5%	$34,358	34.5%	$7,500	4.0%
Prior year adverse/(favorable) reserve development	149,633	51.9%	149,672	150.5%	(39)	0.0%
All other losses and loss adjustment expenses	78,667	27.3%	181	0.2%	78,486	41.5%
Total losses and loss adjustment expenses	$270,158	93.7%	$184,211	185.2%	$85,947	45.5%

*Includes only current year weather events beyond those expected.

See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.
For the third quarter of 2019, we experienced $15.0 million of losses and LAE for weather events beyond those expected, principally for Hurricane Dorian and other weather-related events. This compares to $7.5 million of losses and LAE for weather events beyond those expected in 2018, primarily related to Hurricane Florence, Tropical Storm Gordon and other events. All other losses and LAE increased during the third quarter ended September 30, 2019 principally due to three key factors: (1) increased losses in connection with the growth in our underlying business; (2) increased core loss ratio (as defined below) from 33% in 2018 to 37% in 2019; and (3) reduced level of financial benefits from claim settlement fees ceded to reinsurers as hurricanes claims conclude. In the third quarter of 2019, there was adverse prior year reserve development of $205.1 million gross, less $201.9 million ceded, resulting in $3.2 million net. The direct prior year reserve development for the quarter ended September 30, 2019 was principally due to increased ultimate direct losses and LAE for Hurricane Irma, which were fully ceded. For the three months ended September 30, 2019, there was net prior year adverse reserve development of $3.2 million, which principally resulted from a change in the allocation of estimated Hurricane Michael losses and LAE recoveries from the Non-Florida reinsurance coverage to the All States reinsurance coverage. The Non-Florida reinsurance coverage has a lower retention and the change in the allocation of reinsurance recoveries to the All States reinsurance coverage resulted in higher retained losses. There was no change to gross Hurricane Michael losses. Direct and net losses and LAE prior year reserve development for 2018 resulted from increased estimated losses and LAE for Hurricane Irma.
The net loss ratio for the third quarter ended September 30, 2019 was 64.3% compared to 45.5% in the prior year. The increase of 18.8 loss ratio points was a result of: (1) reduced financial benefit from the management of claims, including claims fees ceded to reinsurers (8.3 loss ratio points); (2) increased core loss ratio (5.6 loss ratio points); (3) increased weather (3.3 loss ratio points); and (4) prior year development (1.6 loss ratio points).

We increased our core loss ratio to be in line with recent claim experience, specifically in the Florida market, as we continue to address: (1) the assignment of benefits issue (“AOB”) described below and increases in the systemic solicitation and representation of claims; and (2) emerging trends impacting the severity and frequency of claims. Claims paid under an AOB often involve unnecessary litigation and as a result cost significantly more than claims settled when an AOB is not involved, with most of the increase going to the attorneys or representatives of insureds. The increase in the underlying core loss and LAE ratio also reflects continued geographic expansion into states outside of Florida where non-catastrophe loss ratios are generally higher than in Florida. “Core loss ratio” is a common operational metric used in the insurance industry to describe the ratio of current accident year expected losses to premiums earned.
On May 23, 2019, Florida Governor Ron DeSantis signed HB 7065: Insurance Assignment Agreements, which aims to curtail the abuse of AOB. We are evaluating this bill to determine its impact on our business.
These market trends in losses and LAE led us to file for an overall 2.6% rate increase in Florida (effective April 2019 for new business and May 2019 for renewals), make changes to certain new business guidelines and develop specialized claims and litigation management efforts to address market trends driving up claim costs.
The financial benefit from the management of claims, including claims fees ceded to reinsurers, was $1.1 million for the third quarter of 2019 compared to $16.7 million during the third quarter of 2018. The benefit was recorded in the condensed consolidated financial statements as a reduction to losses and LAE. This reduction in the third quarter of 2019 reflects a lower volume of hurricane claim costs ceded to reinsurers.
General and administrative expenses were $69.2 million for the three months ended September 30, 2019, compared to $69.0 million during the same period in 2018, as follows (dollars in thousands):

	Three Months Ended
	September 30,				Change
	2019		2018		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$206,599		$188,938		$17,661	9.3%
General and administrative expenses:
Policy acquisition costs	45,131	21.8%	42,745	22.6%	2,386	5.6%
Other operating costs	24,043	11.6%	26,296	13.9%	(2,253)	(8.6)%
Total general and administrative expenses	$69,174	33.5%	$69,041	36.5%	$133	0.2%
General and administrative costs increased by $0.1 million, which was the result of increases in policy acquisition costs of $2.4 million, offset by a decrease in other operating costs of $2.3 million. As a percentage of earned premiums, general and administrative costs decreased from 36.5% of earned premiums for the three months ended September 30, 2018 to 33.5% of earned premiums for the same period in 2019. Our underlying policy acquisition costs continued to be driven by increased premium volume and continued geographic expansion into states that typically have higher commission rates as compared to Florida. Other operating costs for the three months ended September 30, 2019 decreased $2.3 million, reflecting lower amounts recorded for executive compensation and temporary employee expenses, partially offset by added costs to support the growth in business. Other operating costs ratio for the three months ended September 30, 2019 was 11.6% in 2019 compared to 13.9% in 2018, reflecting lower amounts recorded for executive compensation. Overall, the expense ratio (general and administrative expenses as a percentage of net earned premiums) benefited from the items mentioned above, a lower level of costs from reinstatement premiums impacting premiums earned net and economies of scale as general and administrative expenses did not increase at the same rate as net premiums earned.
Income tax expense decreased by $6.0 million, or 43.8%, for the three months ended September 30, 2019, primarily as a result of a 45.5% reduction in income before income taxes, when compared with the three months ended September 30, 2018. Our effective tax rate (“ETR”) increased to 27.8% for the three months ended September 30, 2019, as compared to 26.9% for the three months ended September 30, 2018. The ETR increased by 0.9% as a result of a higher ratio of permanent items relative to the amount of income before taxes, principally non-deductible compensation, partially offset by increased discrete tax benefits.
Other comprehensive income, net of taxes for the three months ended September 30, 2019, was $5.2 million compared to other comprehensive loss of $0.7 million for the same period in 2018. See “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income and loss for these periods.

Results of Operations - Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net income was $97.6 million for the nine months ended September 30, 2019 compared to $123.5 million for the nine months ended September 30, 2018, a decrease of $25.9 million. Diluted EPS for the nine months ended September 30, 2019 was $2.82 compared to $3.45 in 2018, a decrease of $0.63 or 18.3%. Weighted average diluted common shares outstanding were lower by 3.3% to 34.6 million shares from 35.8 million shares at September 30, 2018. Benefiting the nine months ended September 30, 2019 were increases in net earned premium, net investment income, commission revenue and increases in the net change in unrealized gains of equity securities, offset by realized losses on investments and increased operating costs for losses and LAE and general and administrative costs. Direct and net earned premium were up 10.5% and 11.2%, respectively, due to growth in all states in which we are licensed and writing during the past 12 months. Increases in losses and LAE were the result of (1) premium growth and change in mix between Florida and other states, (2) reduced financial benefit from the management of claims including claim fees ceded to reinsurers, (3) increased estimated core losses and LAE for the current year compared to prior year, and (4) unexpected weather events this year. As discussed further below, certain non-recurring items from 2018 impacted the period over period comparison, such as a $6.5 million benefit associated with a premium tax refund in 2018 and the decline in the amount of costs related to reinstatement premiums. Income tax expense was lower than prior year as a result of lower pre-tax income.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Nine Months Ended September 30,		Change
	2019	2018	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$990,066	$921,941	$68,125	7.4%
Change in unearned premium	(78,516)	(97,249)	18,733	(19.3)%
Direct premium earned	911,550	824,692	86,858	10.5%
Ceded premium earned	(284,867)	(260,905)	(23,962)	9.2%
Premiums earned, net	626,683	563,787	62,896	11.2%
Net investment income	23,165	17,213	5,952	34.6%
Net realized gains (losses) on investments	(13,152)	(2,093)	(11,059)	528.4%
Net change in unrealized gains (losses) of equity securities	22,364	(9,103)	31,467	NM
Commission revenue	18,933	16,638	2,295	13.8%
Policy fees	16,587	15,743	844	5.4%
Other revenue	5,369	5,258	111	2.1%
Total premiums earned and other revenues	699,949	607,443	92,506	15.2%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	358,961	251,715	107,246	42.6%
General and administrative expenses	208,418	191,614	16,804	8.8%
Total operating costs and expenses	567,379	443,329	124,050	28.0%
INCOME BEFORE INCOME TAXES	132,570	164,114	(31,544)	(19.2)%
Income tax expense	34,983	40,595	(5,612)	(13.8)%
NET INCOME	$97,587	$123,519	$(25,932)	(21.0)%
Other comprehensive income (loss), net of taxes	29,099	(6,636)	35,735	NM
COMPREHENSIVE INCOME	$126,686	$116,883	$9,803	8.4%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$2.82	$3.45	$(0.63)	(18.3)%
Weighted average diluted common shares outstanding	34,565	35,754	(1,189)	(3.3)%

NM – Not Meaningful
Policy count, premium in force and total insured value increased at September 30, 2019 when compared to September 30, 2018. Direct premiums written increased by $68.1 million, or 7.4%, for the nine months ended September 30, 2019, driven by growth within our Florida business of $29.6 million, or 3.8%, and growth in our other states business of $38.5 million, or 29.1%, as compared to the same period of the prior year. Rate increases in Florida and in certain other states along with slightly improved retention were also a source of premium growth. We implemented new guidelines during the nine months ended September 30, 2019 on new business to address emerging loss trends that have impacted the rate of growth in Florida. Premiums in force increased in every state in which we are writing compared to September 30, 2018. In early March 2019, we commenced writing in Illinois, and we are now actively writing policies in 17 states outside our home state of Florida.

The following table provides direct premiums written for Florida and Other States for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Nine Months Ended
	September 30, 2019		September 30, 2018		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$819,185	82.7%	$789,539	85.6%	$29,646	3.8%
Other states	170,881	17.3%	132,402	14.4%	38,479	29.1%
Total	$990,066	100.0%	$921,941	100.0%	$68,125	7.4%

Direct premium earned increased by $86.9 million, or 10.5%, for the nine months ended September 30, 2019, reflecting the earning of premiums written over the past 12 months and changes in rates and policy count during that time.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events. Ceded premium represents amounts paid to reinsurers for this protection. Ceded premium earned increased $24.0 million, or 9.2%, for the nine months ended September 30, 2019. Reinsurance costs, as a percentage of direct premium earned, decreased from 31.6% in 2018 to 31.3% in 2019, reflecting a lower level of additional costs from ceded earned reinstatement premiums of $2.1 million in 2019, compared to $14.0 million in 2018 relating to additional reinsurance costs from Hurricane Irma. Excluding reinstatement premiums, ceded premiums earned were 31.0% of direct premiums earned in 2019 compared to 30.0% in 2018. The increase in the ratio is a result of costs for the Company’s 2019-2020 reinsurance program, compared to the expired program. Costs associated with each year’s reinsurance program are earned over the June 1 to May 31 coverage period. See the discussion above for the new 2019-2020 reinsurance program and “Item 1— (Note 4 Reinsurance).”
Premiums earned, net of ceded premium earned, grew by 11.2%, or $62.9 million, to $626.7 million for the nine months ended September 30, 2019, reflecting the increase in direct premiums earned offset by increased costs for reinsurance.
Net investment income was $23.2 million for the nine months ended September 30, 2019, compared to $17.2 million for the same period in 2018, an increase of $6.0 million, or 34.6%. The increase is driven by the combination of the growth in cash and invested assets compared to the prior year and benefits from higher yielding assets offset by a lower trend in yields on cash and short term investments during 2019. Total invested assets were $937.4 million as of September 30, 2019 compared to $908.2 million as of December 31, 2018. The credit rating on our fixed income securities was A+ as of September 30, 2019 and December 31, 2018. The duration of fixed income securities was 2.63 years at September 30, 2019 compared to 2.79 years at December 31, 2018. Cash and cash equivalents are invested short term until needed to settle loss and LAE payments, reinsurance premium payments and operating cash needs or until they are deployed to investment advisors.
Yields from the fixed income portfolio are dependent on future market forces, monetary policy and interest rate policy from the Federal Reserve. During 2019, the Federal Reserve has been lowering interest rates, which has impacted effective yields on new fixed income and overnight cash purchases. The impact from this trend in 2019 has been somewhat limited as investments mature over many future years based on the effective maturity of the portfolio, subjecting only the current year redemptions to the lower interest rate environment. The Company’s investment strategy is to invest in assets with multi-year effective maturities, locking in book yields for future years which dampers the impact that market fluctuations have on current investment income.
We sell investments from our investment portfolio from time to time to meet our investment objectives. We sold securities and investment real estate during the nine months ended September 30, 2019, generating net realized loss of $13.2 million compared to net realized loss of $2.1 million for the nine months ended September 30, 2018. The realized losses during the nine months ended September 30, 2019 resulted primarily from the sale of equity securities, whereas the realized loss for the nine months ended September 30, 2018 resulted primarily from the sale of municipal securities, which were liquidated in light of their diminished after-tax returns following the enactment of the Tax Act. See “Item 1—(Note 3 Investments).”
There was a $22.4 million favorable net unrealized gain in equity securities during the nine months ended September 30, 2019 compared to a $9.1 million unfavorable net unrealized loss during the nine months ended September 30, 2018. Unrealized gains or losses are the result of changes in the fair market value of our equity securities during the period for securities still held and the reversal of unrealized gains or losses for securities sold during the period. See “Item 1—(Note 3 Investments).”
Commission revenue is comprised principally of brokerage commissions we earn from reinsurers on reinsurance placed for the Insurance Entities. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1 to May 31 of the following year. For the nine months ended September 30, 2019, commission revenue was $18.9 million, compared to $16.6 million for the nine months ended September 30, 2018. The increase in commission revenue of $2.3 million, or 13.8%, for the nine months ended September 30, 2019 was primarily from increased commissions earned on reinsurance premiums associated with our reinsurance program.

Policy fees for the nine months ended September 30, 2019 were $16.6 million compared to $15.7 million for the same period in 2018. The increase of $0.8 million, or 5.4%, was the result of an increase in the total number of new and renewed policies written during the nine months ended September 30, 2019 compared to the same period in 2018.
Losses and LAE, net of reinsurance, were $359.0 million for the nine months ended September 30, 2019, compared to $251.7 million during the same period in 2018, as follows (dollars in thousands):

	Nine Months Ended September 30, 2019
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$911,550		$284,867		$626,683

Loss and loss adjustment expenses:
Weather events*	$24,917	2.7%	$2,917	1.0%	$22,000	3.5%
Prior year adverse/(favorable) reserve development	305,295	33.5%	301,592	105.9%	3,703	0.6%
All other losses and loss adjustment expenses	333,556	36.6%	298	0.1%	333,258	53.2%
Total losses and loss adjustment expenses	$663,768	72.8%	$304,807	107.0%	$358,961	57.3%

*Includes only current year weather events beyond those expected.

	Nine Months Ended September 30, 2018
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$824,692		$260,905		$563,787

Loss and loss adjustment expenses:
Weather events*	$46,858	5.7%	$34,358	13.2%	$12,500	2.2%
Prior year adverse/(favorable) reserve development	311,683	37.8%	309,456	118.6%	2,227	0.4%
All other losses and loss adjustment expenses	234,878	28.5%	(2,110)	(0.8)%	236,988	42.0%
Total losses and loss adjustment expenses	$593,419	72.0%	$341,704	131.0%	$251,715	44.6%

*Includes only current year weather events beyond those expected.

See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.

Losses and LAE, net for the nine months ended September 30, 2019 were $359.0 million compared to $251.7 million in the same period in 2018, an increase of $107.2 million, or 42.6%. All other losses and LAE increased during the nine months ended September 30, 2019 principally due to three key factors: (1) increased losses in connection with the growth in our underlying business; (2) reduced level of benefits from claim settlement fees ceded to reinsurers as hurricanes claims conclude and; (3) increased core loss ratio (as defined below) from 33% in 2018 to 37% in 2019. For the nine months ended September 30, 2019, there was prior year adverse reserve development of $305.3 million gross, less $301.6 million ceded, resulting in $3.7 million net. For 2019, net prior year adverse reserve development of $3.7 million principally resulted from a change in the allocation of estimated Hurricane Michael losses and LAE recoveries from the Non-Florida reinsurance coverage to the All States reinsurance coverage. The Non-Florida reinsurance coverage has a lower retention and the change in the allocation of reinsurance recoveries to the All States reinsurance coverage resulted in higher retained losses. There was no change to gross Hurricane Michael losses. For the nine months ended September 30, 2018, there was $311.7 million gross, less $309.5 million ceded, resulting in $2.2 million net of prior year reserve development principally reflecting an increase in estimated Hurricane Irma claims.The nine months ended September 30, 2019 included net $22.0 million for weather events beyond those expected compared to net $12.5 million in the prior year.
The net loss ratio for the nine months ended September 30, 2019 was 57.3% compared to 44.6% in the prior year. The increase of 12.7 loss ratio points was a result of: (1) reduced financial benefit from the management of claims, including claims fees ceded to reinsurers (5.8 loss ratio points); (2) increased core loss ratio (5.4 loss ratio points); (3) increased weather (1.3 loss ratio points); and (4) prior year development (0.2 loss ratio points).

We increased our core loss ratio to be in line with recent claim experience, specifically in the Florida market, as we continue to address: (1) the AOB issue described below and increases in the systemic solicitation and representation of claims; and (2) emerging trends impacting the severity and frequency of claims. Claims paid under an AOB often involve unnecessary litigation and as a result cost significantly more than claims settled when an AOB is not involved, with most of the increase going to the attorneys or representatives of insureds. The increase in the underlying core loss and LAE ratio also reflects continued geographic expansion into states outside of Florida where non-catastrophe loss ratios are generally higher than in Florida. “Core loss ratio” is a common operational metric used in the insurance industry to describe the ratio of current accident year expected losses to premiums earned.
On May 23, 2019, Florida Governor Ron DeSantis signed HB 7065: Insurance Assignment Agreements which aims to curtail the abuse of AOB. We are evaluating this bill to determine its impact on our business.
These market trends in losses and LAE have led us to file for an overall 2.6% rate increase in Florida (effective April 2019 for new business and May 2019 for renewals), make changes to certain new business guidelines and develop specialized claims and litigation management efforts to address market trends driving up claim costs.
The financial benefit from the management of claims ceded, including claim fees ceded to reinsurers, was $3.2 million for the nine months ended September 30, 2019, compared to $35.5 million during the nine months ended September 30, 2018. The benefit was recorded in the condensed consolidated financial statements as a reduction to losses and LAE.
General and administrative expenses were $208.4 million for the nine months ended September 30, 2019, compared to $191.6 million during the same period in 2018, as follows (dollars in thousands):

	Nine Months Ended September 30,				Change
	2019		2018		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$626,683		$563,787		$62,896	11.2%
General and administrative expenses:
Policy acquisition costs	132,863	21.2%	114,333	20.3%	18,530	16.2%
Other operating costs	75,555	12.1%	77,281	13.7%	(1,726)	(2.2)%
Total general and administrative expenses	$208,418	33.3%	$191,614	34.0%	$16,804	8.8%
General and administrative costs increased by $16.8 million, which was primarily the result of increases in policy acquisition costs of $18.5 million due to commissions associated with increased premium volume, and a $6.5 million non-recurring audit settlement in 2018 related to premium taxes, offset by a decrease in other operating costs of $1.7 million. As a percentage of earned premiums, general and administrative costs decreased from 34.0% of earned premiums for the nine months ended September 30, 2018 to 33.3% of earned premiums for the same period in 2019. The increase in policy acquisition costs and ratio for the nine months ended September 30, 2019 was due to a non-recurring benefit of $6.5 million recorded in 2018 related to a refund of prior year premium taxes as a result of an audit settlement with the Florida Department of Revenue, which reduced the policy acquisition costs ratio by 1.2 percentage points in 2018. Excluding this benefit in the prior year, the overall total general and administrative expense ratio in 2019 would have improved 1.9 percentage points compared to the same period in 2018 before the impact of the premium tax refund. Other operating costs for the nine months ended September 30, 2019 decreased $1.7 million, reflecting lower amounts recorded for executive compensation and temporary employee expenses, offset by added costs to support the growth in business. Other operating costs as a percentage of earned premium decreased from 13.7% of net earned premium for the nine months ended September 30, 2018 compared to 12.1% of net earned premium for the same period in 2019. Overall, the expense ratio for 2019 (general and administrative expenses as a percentage of net premiums earned) benefited from reduced executive compensation, a lower level of costs from reinstatement premiums impacting premiums earned and economies of scale as general and administrative expenses did not increase at the same rate as revenues when compared to the same period of 2018 excluding the non-recurring premium tax benefit.

Income tax expense decreased by $5.6 million, or 13.8%, for the nine months ended September 30, 2019, as a result of a 19.2% reduction in income before income taxes, when compared with the nine months ended September 30, 2018. Our ETR increased to 26.4% for the nine months ended September 30, 2019, as compared to 24.7% for the nine months ended September 30, 2018. The ETR increased slightly as a result of a higher ratio of permanent items relative to income before taxes, principally non-deductible compensation, offset by a lower level of discrete tax benefits.
Other comprehensive income, net of taxes for the nine months ended September 30, 2019, was $29.1 million compared to other comprehensive loss of $6.6 million for the same period in 2018. See “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income and loss for these periods.

Analysis of Financial Condition—As of September 30, 2019 Compared to December 31, 2018
We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	September 30,	December 31,
Type of Investment	2019	2018
Available-for-sale debt securities	$878,567	$820,438
Equity securities	43,141	63,277
Investment real estate, net	15,688	24,439
Total	$937,396	$908,154
See “Item 1—Condensed Consolidated Statements of Cash Flows” for explanations of changes in investments and “Item 1—Note 3 (Investments).” Investment real estate, net reduced $8.8 million during 2019 as a result of the sale of two investment properties. The gain on the sale of the two investment properties was $1.2 million.
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1 to May 31 of the following year. The increase of $137.5 million to $280.3 million as of September 30, 2019 was due primarily to additional ceded written premium for the reinsurance costs relating to our 2019-2020 catastrophe reinsurance program beginning June 1, 2019, less amortization of prepaid reinsurance premiums recorded during 2019.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE and expenses that are expected to be recoverable from reinsurers. The decrease of $201.3 million to $217.3 million as of September 30, 2019 was primarily due to the collection of amounts from reinsurers relating to settled claims from hurricanes and other events.
Premiums receivable, net represents amounts receivable from policyholders. The increase in premiums receivable, net of $10.5 million to $70.4 million as of September 30, 2019 relates to the growth, seasonality and consumer payment behavior of our business. The nature of our business tends to be seasonal during the year, reflecting consumer behaviors in connection with the Florida residential real estate market and the hurricane season. The amount of direct premiums written tends to increase just prior to the second quarter and tends to decrease approaching the fourth quarter.
Property and equipment, net increased $6.0 million during 2019 primarily as the result of the purchase of a new office building in Fort Lauderdale, Florida, which will be used to meet the staffing needs of the company as the business continues to expand.
Deferred policy acquisition costs (“DPAC”) increased by $10.1 million to $94.8 million as of September 30, 2019, which is consistent with the underlying premium growth and the seasonality of our business. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Income taxes recoverable represents the difference between estimated tax obligations and tax payments made to taxing authorities. At September 30, 2019, the balance recoverable was $9.9 million, representing amounts due from taxing authorities at that date, compared to a balance recoverable of $11.2 million as of December 31, 2018.
Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the nine months ended September 30, 2019, deferred tax assets decreased by $14.6 million to a deferred tax liability of $2.6 million. The change in these accounts was primarily due to an increase in unrealized gains on investment, prepaid reinsurance premiums and unearned premiums. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $306.5 million to $166.3 million as of September 30, 2019. The reduction in unpaid losses and LAE was principally due to the settlement of claims from previous hurricane and storm events, as more claims from those events concluded during the nine months ended September 30, 2019. Overall unpaid losses and LAE decreased, as claim settlements exceeded new emerging claims. Unpaid losses and LAE are net of estimated subrogation recoveries.
Unearned premiums represent the portion of direct premiums written that will be earned pro rata in the future. The increase of $78.5 million from December 31, 2018 to $680.2 million as of September 30, 2019 reflects both organic growth and the seasonality of our business, which is the variability of premiums written by month.
Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $14.4 million to $40.7 million as of September 30, 2019 reflects customer payment behavior and the organic growth and the seasonality of our business.

The Company excludes any net negative cash balances from cash and cash equivalents that the Company has with any single financial institution. These amounts represent outstanding checks or drafts not yet presented to the financial institution and are reclassified to liabilities and presented as book overdraft in the Company’s Condensed Consolidated Balance Sheets at each balance sheet date. We maintain a short-term cash investment sweep to maximize investment returns on cash balances. Due to sweep activities, certain outstanding items are recorded as book overdrafts, which totaled $1.7 million as of September 30, 2019, compared to $102.8 million as of December 31, 2018. The decrease of $101.2 million is the result of higher cash balances available for offset as of September 30, 2019 compared to December 31, 2018.
Reinsurance payable, net, represents the unpaid installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers and cash advances received from reinsurers. On June 1st of each year, we renew our catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which runs from June 1st to May 31st. The balance increased by $206.8 million to $300.1 million as of September 30, 2019 as a result of the timing of the above items.
Other liabilities and accrued expenses increased by $9.6 million to $55.0 million as of September 30, 2019, primarily driven by an increase in other liabilities due to timing of payments.
Capital resources, net increased by $66.2 million during the nine months ended September 30, 2019, reflecting increases in stockholders’ equity offset by a reduction in long-term debt. The increases in stockholders’ equity was principally the result of our 2019 net income, share-based compensation, and after-tax changes in fair value of our investment portfolio unrealized gains in 2019 offset by treasury stock repurchases and dividends to shareholders. See “Item 1—Condensed Consolidated Statements of Stockholders’ Equity” and “Item 1—Note 8 (Stockholders’ Equity).”
The reduction in long-term debt of $1.1 million was the result of principal payments on debt during 2019. See “—Liquidity and Capital Resources.”
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements and we expect that, in the future, funds from operations will continue to meet such requirements.
The balance of cash and cash equivalents as of September 30, 2019 was $159.6 million compared to $166.4 million at December 31, 2018. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between September 30, 2019 and December 31, 2018. The decrease in cash and cash equivalents was driven by cash flows used in financing activities in excess of net cash provided by operating and investing activities. We maintain a short-term investment cash sweep to maximize investment returns on cash balances. Due to these sweep activities, certain outstanding items are routinely recorded as book overdraft in the Condensed Consolidated Financial Statements. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1 to May 31 of the following year. The Florida Hurricane Catastrophe Fund (“FHCF”) is paid in three installments on August 1, October 1, and December 1, and third-party reinsurance is paid in four installments on July 1, October 1, January 1 and April 1, resulting in significant payments at those times. See “Item 1—Note 12 (Commitments and Contingencies)” and “—Contractual Obligations” for more information.
The balance of restricted cash and cash equivalents as of September 30, 2019 and December 31, 2018 represents cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business.
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
There are limitations on the dividends the Insurance Entities may pay to their immediate parent company, Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida). The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 1—Note 5 (Insurance Operations).” The maximum dividend that may be paid by the Insurance Entities to PSI without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Insurance Entities did not pay dividends to PSI.

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
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio for the periods presented (dollars in thousands):

	As of
	September 30,	December 31,
	2019	2018
Stockholders’ equity	$568,981	$501,633
Total long-term debt	10,294	11,397
Total capital resources	$579,275	$513,030

Debt-to-total capital ratio	1.8%	2.2%
Debt-to-equity ratio	1.8%	2.3%
As described in our Annual Report on Form 10-K for the year ended December 31, 2018, UPCIC entered into a surplus note with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program on November 9, 2006. The surplus note has a twenty-year term, with quarterly payments of principal and interest that accrue per the terms of the note agreement. At September 30, 2019, UPCIC was in compliance with the terms of the surplus note. Total adjusted capital surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.
Common Stock Repurchases
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations. During the nine months ended September 30, 2019, there were two authorized repurchase plans in effect:

•
On December 12, 2018, we announced that our Board of Directors authorized a share repurchase program under which we were authorized to repurchase in the open market up to $20 million of outstanding shares of our common stock through May 31, 2020 (the “May 2020 Share Repurchase Program”), pursuant to which we repurchased 606,342 shares of our common stock at an average price of $32.98 per share. We completed the May 2020 Share Repurchase Program in May 2019.

•
On May 6, 2019, we announced that our Board of Directors authorized a share repurchase program under which we may repurchase in the open market up to $40 million of outstanding shares of our common stock through December 31, 2020 (the “December 2020 Share Repurchase Program”). Under the December 2020 Share Repurchase Program, we repurchased 1,302,401 shares of our common stock at an average price of $27.19 per share during the nine months ended September 30, 2019 at an aggregate cost of approximately $35.4 million.

During the nine months ended September 30, 2019, we repurchased an aggregate of 1,770,509 shares of our common stock in the open market at an aggregate purchase price of $49.9 million. Also, see “Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended September 30, 2019.

Cash Dividends
The following table summarizes the dividends declared by us:

2019	Dividend Declared Date	Shareholders Record Date	Dividend Payable Date	Cash Dividend Per Share Amount
First Quarter	January 31, 2019	March 11, 2019	March 25, 2019	$0.16
Second Quarter	April 10, 2019	May 3, 2019	May 10, 2019	$0.16
Third Quarter	June 5, 2019	July 3, 2019	July 17, 2019	$0.16

CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations for which cash flows are fixed or determinable as of September 30, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Reinsurance payable and multi-year commitments (1)	$501,253	$300,094	$201,159	$—	$—
Unpaid losses and LAE, direct (2)	166,342	102,966	46,410	12,808	4,158
Long-term debt	11,044	1,253	4,844	3,081	1,866
Total contractual obligations	$678,639	$404,313	$252,413	$15,889	$6,024

(1)	The 1-3 years amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—–Note 12 (Commitments and Contingencies).”

(2)
There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through September 30, 2019. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from the Company’s reinsurance program. See “Item 1—Note 4 (Reinsurance).”

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

In August 2018, the FASB revised U.S. GAAP with the issuance of ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU removes, modifies and adds certain disclosure requirements associated with fair value measurements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The adoption of this ASU only affects the presentation of certain disclosures and is not expected to impact our results of operations, financial position or liquidity.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of September 30, 2019 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.

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
The following tables provide information about our fixed income Financial Instruments as of September 30, 2019 compared to December 31, 2018, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	September 30, 2019
	2019	2020	2021	2022	2023	Thereafter	Other	Total
Amortized cost	$122,700	$113,125	$66,160	$122,032	$126,153	$300,061	$427	$850,658
Fair market value	$122,907	$113,784	$67,142	$125,963	$129,137	$319,159	$475	$878,567
Coupon rate	2.34%	2.52%	3.37%	3.39%	3.58%	3.64%	6.76%	3.25%
Book yield	2.29%	2.40%	2.88%	3.23%	2.88%	3.58%	6.24%	3.03%
* Years to effective maturity - 3.2 years

	December 31, 2018
	2019	2020	2021	2022	2023	Thereafter	Other	Total
Amortized cost	$123,110	$109,690	$114,580	$55,542	$121,363	$301,454	$5,388	$831,127
Fair market value	$122,333	$108,564	$112,917	$54,309	$119,945	$297,214	$5,156	$820,438
Coupon rate	2.04%	2.35%	2.63%	2.99%	3.32%	3.90%	6.15%	3.11%
Book yield	1.88%	2.24%	2.43%	2.83%	3.18%	3.68%	5.96%	2.94%
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
The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	September 30, 2019		December 31, 2018
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$2,678	6.2%	$15,564	24.6%
Mutual funds	40,463	93.8%	47,713	75.4%
Total equity securities	$43,141	100.0%	$63,277	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at September 30, 2019 and December 31, 2018 would have resulted in a decrease of $8.6 million and $12.7 million, respectively, in the fair value of those securities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of September 30, 2019, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases of our common stock during the three months ended September 30, 2019.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
7/1/2019 - 7/30/2019	—	$—	—	—
8/1/2019 - 8/31/2019	899,127	$26.60	899,127	—
9/1/2019 - 9/30/2019	65,000	$27.02	65,000	154,297
Total	964,127	$26.63	964,127	154,297
(1)Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated based on a closing price at September 30, 2019 of $29.99 per share.

We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations. During the nine months ended September 30, 2019, there were two authorized repurchase plans in effect:

•
On December 12, 2018, we announced that the Board of Directors authorized the repurchase of up to $20 million of our outstanding shares of common stock through May 31, 2020, pursuant to which we repurchased 606,342 shares of our common stock at an aggregate price of $20.0 million. We completed the May 2020 Share Repurchase Program in May 2019.

•
On May 6, 2019, we announced that the Board of Directors authorized the repurchase of up to $40 million of our outstanding shares of common stock through December 31, 2020. Under the December 2020 Share Repurchase Program, we repurchased 1,302,401 shares of our common stock from May 2019 through September 30, 2019 at an aggregate cost of approximately $35.4 million.

During the nine months ended September 30, 2019, we repurchased 1,770,509 shares of our common stock pursuant to the May 2020 Share Repurchase Program and the December 2020 Share Repurchase Program at an aggregate purchase price of approximately $49.9 million.

Item 6. Exhibits

Exhibit No.	Exhibit

10.1
Stephen Donaghy Restricted Share Unit Award Agreement, dated August 5, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2019 and incorporated herein by reference)†

15.1	Accountants’ Acknowledgment

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101.1)
† Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: November 4, 2019	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer and Principal Executive Officer

Date: November 4, 2019	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer