Form 10-K
period 2019-12-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2020-03-02
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33251

UNIVERSAL INSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0231984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1110 West Commercial Blvd., Fort Lauderdale, Florida 33309
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 28, 2019, the last trading day of the quarter: $871,634,586.
Indicate the number of shares outstanding of Common Stock of Universal Insurance Holdings, Inc. as of February 24, 2020: 32,685,096.

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
Overview
Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “we,” “our,” “us,” or the “Company”) is a holding company offering property and casualty insurance and value-added insurance services. We develop, market and underwrite insurance products for consumers predominantly in the personal residential homeowners lines of business and perform substantially all other insurance-related services for our primary insurance entities, including risk management, claims management, and distribution. Our primary insurance entities, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), offer insurance products through both our appointed independent agent network and our online distribution channels across 18 states (primarily in Florida), with licenses to write insurance in two additional states. In the second quarter of 2019, we surrendered UPCIC’s license in West Virginia, a state in which we did not write any premium. Also during the second quarter, we received a Certificate of Authority in Wisconsin, approving UPCIC as a licensed insurance company in that state. The Insurance Entities seek to produce an underwriting profit (defined as earned premium minus losses, loss adjustment expense (“LAE”), policy acquisition costs and other operating costs) over the long term; maintain a strong balance sheet to prepare for years in which the Insurance Entities are not able to achieve an underwriting profit; and generate investment income exceeding short-term operating needs.
Business Strategy
UVE’s strategic focus is on creating a best-in-class experience for our customers. We have more than 20 years of experience providing protection solutions. In 2019, we rebranded certain of our subsidiaries to better serve our Insurance Entities, distinctly identify our capabilities, and position us for continued growth in the future. We have made substantial efforts in recent years to improve and enhance our claims operation, including reductions in our claim resolution times and an intensified effort to collect subrogation for the benefit of the Insurance Entities and their policyholders. Our differentiated capabilities support the Insurance Entities across all aspects of the insurance value chain to provide our customers with a streamlined experience, and we continue to evaluate ways in which we can improve the customer experience.
Our business strategy also aims to provide disciplined underwriting, maintain a strong balance sheet backed by our reinsurance programs and geographic diversification, and maximize earnings stability through inversely correlated or complementary high-quality earnings streams.
Products and Services
Insurance Products
UPCIC (which accounts for the majority of our Insurance Entities’ business) currently offers the following types of personal residential insurance: homeowners, renters/tenants, condo unit owners, and dwelling/fire. UPCIC also offers allied lines, coverage for other structures, and personal property, liability and personal articles coverages. APPCIC currently writes similar lines of insurance as UPCIC, but for properties valued in excess of $1 million. In addition, APPCIC writes commercial residential multi-peril insurance.
Risk Management
Our subsidiary, Evolution Risk Advisors, Inc. (“ERA”, formerly Universal Risk Advisors, Inc.), is the managing general agent for the Insurance Entities. In this capacity, ERA advises on actuarial issues, oversees distribution, administers claims payments, performs policy administration and underwriting, and assists with reinsurance negotiations. ERA’s underwriting service evaluates insurance risk and exposures on an individual and portfolio basis and assists the Insurance Entities with pricing risks. All underwriting is performed utilizing our state-approved rate and rule manuals as the basis of our rate-making and risk assessment. ERA collects fees from the Insurance Entities for the services it provides, as well as certain policy fees from insureds. Our subsidiary, Universal Inspection Corporation d/b/a Wicklow Inspection Corporation, complements ERA and our Insurance Entities by conducting inspections as part of our underwriting process.

The Insurance Entities rely heavily on reinsurance to limit potential exposure to catastrophic events. In most years, our single largest cost is the expense for our reinsurance coverage. In conjunction with ERA, our fully-licensed reinsurance intermediary, Blue Atlantic Reinsurance Corporation (“BARC”), partners with third-party reinsurance brokers to place and manage our reinsurance programs for the Insurance Entities. BARC receives commission revenue, net of third-party co-broker fees, from reinsurers in connection with these services.
Claims Management
Our subsidiary, Universal Adjusting Corporation d/b/a Alder Adjusting (“Alder”), manages our claims processing and adjustment functions from claim inception to conclusion, which we believe allows us to increase efficiency and provide a high level of customer service. Alder’s Fast Track initiative (“Fast Track”) has expedited the claims settlement process to close certain types of claims in as little as 24 hours through analysis and on-site field adjusting. In addition to our in-house claims operation, we assign a small percentage of field inspections to third-party adjusters. Our relationships with these adjusters enable us to continue to provide high quality and timely service following a catastrophe, such as a hurricane in coastal states, and during any other period of unusually high claim volume. Through our continuous improvement and operational excellence initiatives, we continue to evaluate ways in which we can improve the customer’s claims experience on a rolling basis. Alder’s data intelligence allows the Insurance Entities, ERA and our reinsurance partners to identify trends and refine the underwriting process and guidelines to adequately price risk. Our claims management operations provide cost-effective solutions in servicing claims for the Insurance Entities and generates additional fee income from adjusting claims ceded to reinsurers.
We have substantially grown our in-house claims litigation team to more effectively and efficiently protect our rights in litigation, including through subrogation. Subrogation is the act of seeking reimbursement from a third party that caused an insurance loss to the insured for the amount we paid on the insured’s behalf.
Distribution
We market and sell our products primarily through our network of over 9,800 licensed independent agents (4,300 in Florida). In addition to our independent agent force, we offer policies through our direct-to-consumer online distribution platforms. Our strong relationships with our independent agents and their relationships with their customers are critical to our ability to identify, attract and retain profitable business. We actively participate in the recruitment and training of our independent agents and provide each agency with training sessions on topics such as underwriting guidelines and submitting claims. We also engage a third-party market representative to assist in ongoing training and recruitment initiatives in all of the states in which we write business.
We utilize an attractive commission-based compensation plan as an incentive for independent agents to place business with us. We also strive to provide excellent service to our independent agents and brokers, which has yielded long-standing partnerships with our independent agents (a number of which have relationships that span more than a decade) that benefit the Company in our target markets through hard and soft market cycles. Our internal staff and specialists support our independent agents by providing access to our in-house technology systems to assist with the delivery of service to our policyholders. This arrangement creates a collaborative environment between the Company and our independent agents on continuous improvement initiatives and allows our independent agents to provide quotes within minutes. Our technology systems have evolved into a highly valued tool that enables agents to quickly understand the status of a policy and assist their clients with policy-related questions.
In addition to distributing our products through our independent agent network, we also utilize our differentiated direct-to-consumer online distribution platforms. Universal DirectSM was launched in 2016 to enable homeowners to directly purchase, pay for and bind homeowners policies online without the need to directly interface with any intermediaries. Universal DirectSM was offered in all 18 states in which we do business as of December 31, 2019.
In 2019, we introduced a multi-rater quote-to-bind platform, CloveredSM, where consumers can receive side-by-side quotes from multiple carriers across multiple states, in addition to educational materials about homeowners insurance policies.
Real Estate
The Grand Palm Development Group (“Grand Palm”) is UVE’s real estate development entity, which we have created to help diversify UVE’s investment portfolio. Grand Palm develops, and either operates or sells residential properties. Grand Palm also evaluates undeveloped parcels of land for investment opportunities on an ongoing basis.

Investments

Funds in excess of operating needs from the Insurance Entities and UVE are invested with third-party investment advisers. The Investment Committee of our Board of Directors (the “Board of Directors” or the “Board”) oversees these advisers and reports overall investment results to our Board, at least on a quarterly basis. The investment activities of the Insurance Entities are subject to regulation and supervision by the Florida Office of Insurance Regulation (“FLOIR”). See below under “—Government Regulation.” The Insurance Entities may only make investments that are consistent with regulatory guidelines, and our investment policies for the Insurance Entities accordingly limit the amount of investments in, among other things, non-investment grade fixed maturity securities (including high-yield bonds), preferred stock and common stock, and prohibit purchasing securities on margin. The primary objectives of our investment portfolio are the preservation of capital and providing adequate liquidity for claims payments and other cash needs. The portfolio’s secondary investment objective is to generate a stable risk-commensurate return with an emphasis on investment income while at the same time maintaining the high-quality standards of the portfolio. Our investment guidelines for fixed-income investments require an average duration of 5 years or less and a portfolio average credit rating of A-. In addition, our investment guidelines, including single-issue and aggregate limitations, promote diversification to limit exposure to single-sector risks. While the Insurance Entities seek to promote diversification of investments in their portfolio, UVE is not similarly restricted by statutory investment guidelines governing insurance companies. Therefore, the investments made by UVE may differ from those made by the Insurance Entities.

See “Part II, Item 8—Note 3 (Investments)” and “Part I, Item 1A—Risk Factors—Risks Relating to Investments” for more information about our investments.

Markets and Competition
Markets
We sell insurance products in the following 18 states: Alabama, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, South Carolina and Virginia. We have additional licenses to write on an admitted basis in Iowa and Wisconsin. During 2019, our total direct premiums written was 82.5% in Florida and 17.5% in other states. The Florida market as a whole tends to consistently be a top-three personal residential homeowners insurance market in the United States based on direct premium written, due in large part to higher average pricing levels that seek to address the hurricane risk exposure in the state (from June 1 through November 30).
Hurricanes or other catastrophic events can significantly impact earnings for insurance carriers in Florida and other coastal states, depending on the strength of their reinsurance programs and partners and the level of net retention to which the carriers subscribe. For example, volatility and market dislocation were evident in Florida following Hurricane Andrew in 1992, the 2004 and 2005 hurricane seasons (during which eight hurricanes made landfall in coastal states), as well as following the 2017 and 2018 hurricane seasons. Given the potential for significant personal property damage, the availability of homeowners insurance and claims servicing are vitally important to coastal states’ residents. The benefits of UVE’s reinsurance strategy in 2019 and the specific programs are further discussed below and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Competition
The market for homeowners insurance is highly competitive. In many of the states in which we write business, we compete with small or regional insurers that might have greater familiarity with the local markets than we do.  We also compete with large national insurers, many of which have substantial brand awareness, experience and capital resources. See “Part I—Item 1A—Risk Factors—Risks Relating to Our Business—Our future results are dependent in part on our ability to successfully operate in a highly competitive insurance industry.”
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
Price
Pricing has generally been defined by “hard” and “soft” cyclical markets. Hard markets are those in which policy premiums are increasing (as a result of periods of capital shortages resulting in a lack of insurance availability, relatively low levels of price competition, and more selective underwriting of risks). Soft markets are those in which pricing has stabilized or is decreasing (as a result of periods of relatively high levels of price competition and less restrictive underwriting standards). Many factors influence the pricing environment, including, but not limited to, catastrophic events, loss experience, GDP growth/contraction, inflation, interest rates, legislation, primary insurance and reinsurance capacity and availability, share-of-wallet competition, the prevalence of litigation including abuses with assignments of benefits, technological advancements in distribution, underwriting, claims management and overall operational efficiencies, and the risk appetite of competitors.
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
The premiums we charge are based on rates specific to individual risks and locations and are generally subject to regulatory review and approval before they are implemented. We periodically submit our rate revisions to regulators as required by law or as we deem necessary or appropriate for our business. The premiums we charge to policyholders are affected by legislative enactments and administrative rules, including state-mandated programs in Florida requiring residential property insurance companies like us to provide premium discounts when policyholders verify that insured properties have certain construction features, such as windstorm loss reduction techniques or devices.
Customer Experience
Drivers of the customer experience include reliability and value, financial strength and ease-of-use. We strive to provide excellent reliability and value through the strength of our distribution networks, high-quality service to our policyholders and independent agents, our claims handling ability and product features tailored to our markets.
Our Insurance Entities, UPCIC and APPCIC, are both currently rated “A” (“Exceptional”) by Demotech, Inc. (“Demotech”), which is a rating agency specializing in evaluating the financial stability of insurers. In addition, our combined capital surplus was approximately $317.6 million at December 31, 2019.
The current trends in the industry in regard to ease-of-use suggest an increased focus on utilizing technology in the distribution channel, enabling technology and machine learning in the underwriting domain, as well as utilizing actionable intelligence in claims management services. We believe there is significant opportunity to improve the customer experience across all consumer touch points. We are committed to delivering solutions to enable the consumer to prepare, protect and recover from losses as well as to learn about insurance. We believe effective integration and knowledge transfer to the consumer will result in improved customer satisfaction and encourage consumer retention. In addition, UVE’s strong operating teams and streamlined in-house value-added services drive competitive rates and value to the end users. Our monthly weighted average renewal retention rate for the year ended December 31, 2019 was 89.2%.
Reinsurance
Reinsurance enables UVE’s Insurance Entities to limit potential exposures to catastrophic events. Reinsurance contracts are typically classified as treaty or facultative contracts. Treaty reinsurance provides coverage for all or a portion of a specified group or class of risks ceded by the primary insurer, while facultative reinsurance provides coverage for specific individual risks. Within each classification, reinsurance can be further classified as quota share or excess of loss. Quota-share reinsurance is where the primary insurer and the reinsurer share proportionally or pro-rata in the direct premiums and losses of the insurer. Excess-of-loss reinsurance indemnifies the direct insurer or reinsurer for all or a portion of the loss in excess of an agreed upon amount or retention.
Developing and implementing our reinsurance strategy to adequately protect our balance sheet and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key strategic priority for UVE. For 2019, UVE utilized excess of loss reinsurance. The benefits of the reinsurance strategy in 2019 and the specific programs are further discussed in “Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”
In order to limit our potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers and the Florida Hurricane Catastrophe Fund (the “FHCF”). The FLOIR requires us, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. Our 2019-2020 reinsurance program meets and provides reinsurance in excess of the FLOIR’s requirements, which are based on, among other things, the probable maximum loss that we would incur from an individual catastrophic event estimated to occur once in every 100 years based on our portfolio of insured risks and a series of stress test catastrophe loss scenarios based on past historical events. In respect to the single catastrophic event, the nature, severity and location of the event giving rise to such a probable maximum loss differs for each insurer depending on the insurer’s portfolio of insured risks, including, among other things, the geographic concentration of insured value within the insurer’s portfolio. Accordingly, a particular catastrophic event could be a one-in-100 year loss event for one insurance company while having a greater or lesser probability of occurrence for another insurance company.
We believe our retention under the reinsurance program is appropriate and structured to protect our customers. We test the sufficiency of our reinsurance program by subjecting our personal residential exposures to statistical testing using a third-party hurricane model, RMS RiskLink v18.1 (Build 1945). This model combines simulations of the natural occurrence patterns and characteristics of hurricanes, tornadoes, earthquakes and other catastrophes with information on property values, construction types and occupancy classes. The model outputs provide information concerning the potential for large losses before they occur, so companies can prepare for their financial impact. Furthermore, as part of our operational excellence initiatives, we continually look to enable new technology to refine our data intelligence on catastrophe risk modeling.

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

Government Regulation
We are subject to extensive regulation in the markets we serve, primarily at the state level, and will become subject to the regulations of additional states in which we seek to conduct business in the future. These regulations cover all aspects of our business and are generally designed to protect the interests of policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and forms, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges and a variety of other financial and non-financial components of our business. From time to time, states also enact legislation designed to increase consumer protections and curtail fraud or abuses in the insurance market.  In 2019, the Florida legislature adopted laws increasing Florida policyholders’ rights when they assign rights of recovery under their policies to third party vendors.  These laws also aim to reduce lawsuits initiated against the policyholders’ insurers by vendors holding these assignments.  Among other things, the new laws require vendors to notify insurers of amounts in dispute, allow insurers to make pre-suit settlement offers or seek resolution through alternative dispute resolution mechanisms, and in certain situations preclude the vendors from recovering attorneys’ fees or require the vendors to pay the insurers’ attorneys’ fees.  See “Item 1A-Risk Factors-Risks Relating to the Insurance Industry-We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth and profitability.”

Examinations
As part of their regulatory oversight process, state insurance departments conduct periodic financial examinations of the books, records, accounts and operations of insurance companies that are authorized to transact business in their states. In general, insurance regulatory authorities defer to the insurance regulatory authority in the state in which an insurer is domiciled; however, insurance regulatory authorities in any state in which we operate may conduct examinations at their discretion. Under Florida law, the periodic financial examinations generally occur every five years, although the FLOIR or other states may conduct limited or full scope reviews more frequently. In addition, state insurance regulatory authorities may make inquiries, conduct investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance laws and regulations. These inquiries or examinations may address, among other things, the form and content of disclosures to consumers, advertising, sales practices, underwriting and claims practices, cancellation and nonrenewal procedures and complaint handling. The reports arising from insurance authorities’ examination processes typically are available to the public at the conclusion of the examinations.
Insurance Holding Company Laws
UVE, as the ultimate parent company of the Insurance Entities, is subject to certain laws of the State of Florida governing insurance holding company systems. These laws, among other things, (i) require us to file periodic information with the FLOIR, including information concerning our capital structure, ownership, financial condition and general business operations, (ii) regulate certain transactions between us and our affiliates, including the amount of dividends and other distributions, the terms of surplus notes and amounts that our affiliates can charge the Insurance Entities for services such as policy administration and claims administration, and (iii) restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval.
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
Insurance holding company regulations also govern the amount any affiliate of the holding company may charge the Insurance Entities for services (e.g., claims adjustment, administration, management fees and commissions). Further, insurance holding company regulations may also require prior approval of insurance regulators for amendments to or terminations of certain affiliate agreements.
Florida holding company laws also require certain insurers to submit an Own Risk and Solvency Assessment, or ORSA, summary report to the FLOIR each year, summarizing the insurer’s evaluation of the adequacy of its risk management framework. The Company filed its most recent ORSA summary report in December 2019.
Capital Requirements
State insurance authorities monitor insurance companies’ solvency and capital requirements using various statutory requirements and industry ratios. Initially, states require minimum capital levels based on the lines of business written by a company and set requirements regarding the ongoing amount and composition of capital. Certain state regulators also require state deposits in their respective states. See “Part II—Item 8—Note 5 (Insurance Operations)” for more information about state deposits. As a company grows, additional capital measures and standards may be implemented by a regulator. Regulatory authorities use a risk-based capital (“RBC”) model published by the National Association of Insurance Commissioners (“NAIC”) to monitor and regulate the solvency of licensed property and casualty insurance companies. These guidelines measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing, (ii) declines in asset values arising from credit risk and (iii) other business risks. Most states, including Florida, have enacted the NAIC guidelines as statutory requirements, and insurers having less surplus than required by applicable statutes and ratios are subject to varying degrees of regulatory action depending on the level of capital inadequacy. As of December 31, 2019, the Insurance Entities’ RBC ratios exceed applicable statutory requirements. See “Part I—Item 1A—Risk Factors—Risks Relating to the Insurance Industry—The amount of statutory capital and surplus that each of the Insurance Entities has and the amount of statutory capital and surplus it must hold can vary and are sensitive to a number of factors outside of our control, including market conditions and the regulatory environment and rules.”
Restrictions on Dividends and Distributions
As a holding company with no significant business operations of its own, we rely on dividend payments from our subsidiaries as our principal source of cash to pay dividends, purchase our common shares and meet our short- and long-term obligations. Dividends paid by our subsidiaries other than the Insurance Entities are not subject to the statutory restrictions set forth in the Florida Insurance Code. However, insurance holding company regulations govern the amount that any affiliate within the holding company system may charge any of the Insurance Entities for services. See “Part I—Item 1A—Risk Factors—Risks Relating to the Insurance Industry—We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth and profitability.” Dividends paid to our shareholders in 2019 were paid from the earnings of UVE and our subsidiaries other than the Insurance Entities. State insurance laws govern the payment of dividends by insurance companies. The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Commissioner of the FLOIR is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by the Insurance Entities to their immediate parent company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end.
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
Most states, including Florida, require licensure or insurance regulatory authority approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, reinsurance, character and experience of its officers and directors, rates, forms and other financial and non-financial aspects of the company. The insurance regulatory authorities may prohibit entry into a new market by not granting a license or by withholding approval for an insurer to write new lines of business. The Company is subject to comprehensive regulatory oversight and regulations, which include periodic reporting to regulators and regulatory exams to assure the Company maintains compliance with statutory requirements, and the payment of fees, premium taxes and assessments in order to maintain its licenses.
Privacy and Information Security Regulation
Federal and state laws and regulations require financial institutions to protect the security and confidentiality of non-public personal information and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of customer information and their practices relating to protecting the security and confidentiality of that information. In 2017, the NAIC issued a model law on cybersecurity, which is leading to adoption of the same or similar provisions in the states where we do business. In addition, some states have adopted, and others might adopt, cybersecurity regulations that differ from proposed model acts or from the laws enacted in other states. Federal and state lawmakers and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of non-public personal information. See “Part I—Item 1A—Risk Factors—Risks Relating to Our Business—Breaches of our information systems or denial of service on our website could have an adverse impact on our business and reputation.”
Statutory Insurance Organizations
Many states in which the Insurance Entities operate have statutorily-mandated insurance organizations or other insurance mechanisms in which the Insurance Entities are required to participate or to potentially pay assessments. Each state has insurance guaranty association laws providing for the payment of policyholders’ claims when insurance companies doing business in that state become insolvent. These guaranty associations typically are funded by assessments on insurance companies transacting business in the respective states. When the Insurance Entities are subject to assessments, they generally must remit the assessed amounts to the guaranty associations. The Insurance Entities subsequently seek to recover the assessed amounts through recoupments from policyholders. In the event the Insurance Entities are not able to fully recoup the amounts of those assessments, such unrecovered amounts can be credited against future assessments, or the remaining receivable may be written off. While we cannot predict the amount or timing of future guaranty association assessments, we believe that any such assessments will not have a material effect on our financial position or results of operations. See “Part I—Item 1A—Risk Factors—Risks Relating to the Insurance Industry—Regulations limiting rate changes and requiring us to participate in loss sharing or assessments may decrease our profitability.”
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
Employees
As of February 5, 2020, we had 805 full-time employees. None of our employees are represented by a labor union.

Available Information
UVE was incorporated in Delaware in 1990, with UPCIC becoming licensed in Florida in 1997. Our corporate headquarters are located in Fort Lauderdale, FL. Our investor website is UniversalInsuranceHoldings.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments thereto, are available, free of charge, through our website as soon as reasonably practicable after their filing with the Securities and Exchange Commission (“SEC”). These filings are also available on the SEC’s website at sec.gov.

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
The loss estimates developed by the models we use are dependent upon assumptions or scenarios incorporated by a third-party developer and by us. However, if these assumptions or scenarios do not reflect the characteristics of future catastrophic events that affect areas covered by our policies or the resulting economic conditions, then we could have exposure for losses not covered by our reinsurance program, which could adversely affect our financial condition, profitability and results of operations. Further, although we use widely recognized and commercially available models to estimate hurricane loss exposure, other models exist that might produce higher or lower loss estimates. See “—The inherent uncertainty of models and our reliance on such models as a tool to evaluate risk may have an adverse effect on our financial results.” Despite our catastrophe management programs, we retain material exposure to catastrophic events. Our liquidity could also be constrained by a catastrophe, or multiple catastrophes, which could have a negative impact on our business. Catastrophes may erode our statutory surplus or ability to obtain adequate reinsurance which could negatively affect our ability to write new or renewal business. Catastrophic claim severity could be impacted by the effects of inflation and increases in insured value and factors such as the overall claims, legal and litigation environments in affected areas, in addition to the geographic concentration of insured property.
Actual claims incurred have exceeded, and in the future may exceed, reserves established for claims, adversely affecting our operating results and financial condition
We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and LAE for reported and unreported claims as of the end of each accounting period. The reserve for losses and LAE is reported net of receivables for subrogation. Recorded claim reserves in the property and casualty business are based on our best estimates of what the ultimate settlement and administration of claims will cost, both reported and incurred but not reported (“IBNR”). These estimates, which generally involve actuarial projections, are based on management’s assessment of known facts and circumstances, including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims and contractual terms. External factors are also considered, which include but are not limited to changes in the law, court decisions, changes to regulatory requirements, economic conditions and consumer behavior. Many of these factors are not quantifiable and are subject to change over time. The current Florida homeowners’ insurance market is adversely impacted by changes in claimant behaviors resulting in losses and LAE exceeding historical trends, amounts experienced in other states, and amounts we previously estimated. The increases in losses and LAE are attributable to the active solicitation of claims activity by policyholder representatives, high levels of represented claims compared to historical patterns or patterns seen in other states, and a proliferation of inflated claims filed by policyholder representatives and vendors. These trends are facilitated by Florida’s legal climate, including the one-way threat of attorneys’ fees against insurers and the relatively high cost of defending against inflated claims in relation to amounts in dispute.
Additionally, there might be a significant reporting lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. The deterioration in the current Florida market also has produced an increased number of claims that are filed or re-opened well after the alleged dates of loss. We continually refine reserve estimates as experience develops, and subsequent claims are reported and settled. Adjustments to reserves are reflected in the financial statement results of the periods in which such estimates are changed. The adverse conditions in Florida have resulted in our paid losses exceeding prior reserve estimates and in increases in our current estimates of unpaid losses and LAE. Because setting reserves is inherently uncertain and claims conditions may change over time, the ultimate cost of losses has varied and, in the future, may vary materially from recorded reserves, and such variance may adversely affect our operating results and financial condition. The full extent of the ongoing disruptions and claims behaviors in the Florida market is unknown and still unfolding.
Subrogation is a significant component of our total net reserves for losses and LAE. Starting in 2016, there has been a significant increase in our efforts to pursue subrogation against third parties responsible for property damage losses to our insureds. More recently, changes in Florida’s claims environment and legal climate have reduced the effectiveness of our efforts to properly apportion losses through subrogation. Responsible parties are increasingly using delays and defensive tactics to avoid subrogation and increase its costs, which in turn decreases its effectiveness. We have reduced our estimate of losses expected to be recovered through subrogation. Nonetheless, our ability to recover recorded amounts remains subject to significant uncertainty, including risks inherent in litigation and in collectability of the recorded amounts.
If we fail to accurately and adequately price the risks we underwrite, we may not be able to generate sufficient premiums to pay losses and expenses and we may experience other negative impacts on our profitability and financial condition, including harm to our competitive position.
Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, LAE, reinsurance costs and underwriting expenses and to earn a profit. In order to price our products accurately and adequately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to price our products accurately and adequately is subject to a number of risks and uncertainties, some of which are outside our control, including:

•	the availability of sufficient and reliable data;

•	regulatory review periods or delays in approving filed rate changes or our failure to gain regulatory approval;

•	the uncertainties that inherently underlie estimates and assumptions;

•	the ability to anticipate unforeseen adverse market trends or other emerging costs in the rate making process;

•	changes in legal standards, claim resolution practices and restoration costs; and

•	legislatively imposed consumer initiatives.
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
We currently market our policies to a broad range of prospective policyholders through approximately 4,300 independent insurance agents in Florida as well as approximately 5,500 independent insurance agents outside of Florida. As a result, our business depends on the marketing efforts of these independent agents and on our ability to offer products and services that meet their and their customers’ requirements. These independent insurance agents maintain the primary customer relationship. Independent agents typically represent other insurance companies in addition to representing us, and such agents are not obligated to sell or promote our products. Other insurance companies may pay higher commissions than we do, provide services to the agents that we do not provide, or may be more attractive to the agents than we are. We cannot provide assurance that we will retain our current relationships, or be able to establish new relationships, with independent agents. The loss of these marketing relationships could adversely affect our ability to attract new agents, retain our agency network, or write new or renewal insurance policies, which could materially adversely affect our business, financial condition and results of operations.
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
Our reinsurance program is designed to mitigate our exposure to catastrophes. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase and the ability of the FHCF to reimburse insurers at levels contemplated by their reimbursement contracts. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same or similar terms and rates as are currently available. In addition, our ability to afford reinsurance to reduce our catastrophe risk may be dependent upon our ability to adjust premium rates for our costs, and there are no assurances that the terms and rates for our current reinsurance program will continue to be available next year or that we will be able to adjust our premiums. The Insurance Entities are responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by our reinsurance program and the FHCF, and for losses that otherwise are not covered by the reinsurance program. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our exposure risk, reduce our insurance writings, seek rate adjustments at levels that might not be approved or might adversely affect policy retention, or develop or seek other alternatives, which could have an adverse effect on our profitability and results of operations.

Reinsurance subjects us to the credit risk of our reinsurers, which could have a material adverse effect on our operating results and financial condition.
Reinsurance does not legally discharge us from our primary liability for the full amount of the risk we insure, although it does make the reinsurer liable to us in the event of a claim. As such, we are subject to credit risk with respect to our reinsurers. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including (i) our reinsurers’ financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract or (ii) whether insured losses meet the qualifying conditions and are recoverable under our reinsurance contracts for covered events or are excluded. Further, if a reinsurer fails to pay an amount due to us within 90 days of such amount coming due, we are required by certain accounting rules to account for a portion of this unpaid amount as a non-admitted asset, which would negatively impact our equity. Our inability to collect a material recovery from a reinsurer, or to collect such recovery in a timely fashion, could have a material adverse effect on our operating results, financial condition, liquidity and surplus.
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
Because we conduct the majority of our business in Florida, our financial results depend on the regulatory, economic and weather conditions in Florida.
Though we are licensed to transact insurance business in other states, we write a majority of our premium in Florida. Therefore, prevailing regulatory, consumer behavior, legal, economic, political, demographic, competitive, weather and other conditions in Florida disproportionately affect our revenues and profitability. Changes in conditions could make doing business in Florida less attractive for us and would have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified throughout the United States. Further, a single catastrophic event, or a series of such events, specifically affecting Florida, particularly in the more densely populated areas of the state, could have a disproportionately adverse impact on our business, financial condition and results of operations. This is particularly true in certain Florida counties where we write a high concentration of policies such that a catastrophic event, or series of catastrophic events, in these counties could have a significant impact on our business, financial condition and results of operations. The fact that our business is concentrated in Florida subjects us to increased exposure to certain catastrophic events and destructive weather patterns such as hurricanes, tropical storms and tornadoes.
Changing climate conditions may adversely affect our financial condition, profitability or cash flows.
Although the incidence and severity of weather conditions are largely unpredictable, the frequency and severity of property claims generally increase when severe weather conditions occur. Longer-term weather trends may be changing, and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, including effects on global weather patterns, greenhouse gases, sea, land and air temperature, sea levels, rain and snow. To the extent the frequency or severity of weather events is exacerbated due to climate change, we may experience increases in catastrophe losses in both coastal and non-coastal areas. This may cause an increase in claims-related and/or reinsurance costs or may negatively affect our ability to provide homeowners insurance to our policyholders in the future. Governmental entities may also respond to climate change by enacting laws and regulations that may adversely affect our cost of providing homeowners insurance in the future.

We have entered new markets and may continue to do so, but there can be no assurance that our diversification and growth strategy will be effective.
We seek to take advantage of prudent opportunities to expand our core business into other states where we believe the independent agent distribution channel is strong. As a result of a number of factors, including the difficulties of finding appropriate expansion opportunities and the challenges of operating in unfamiliar markets, we may not be successful in this diversification even after investing significant time and resources to develop and market products and services in additional states. Initial timetables for expansion may not be achieved, and price and profitability targets may not be feasible. Because our business and experience are based substantially on the Florida insurance market, we may not understand all of the risks associated with entering into an unfamiliar market. For example, the occurrence of significant winter storms in certain states we have expanded into may limit the effectiveness of our revenue and risk diversification strategy by decreasing revenue we expected to receive outside of the Florida hurricane season or increasing our overall risk in ways we had not anticipated when entering those markets. This inexperience could affect our ability to price risks adequately and develop effective underwriting standards. External factors, such as compliance with state regulations, obtaining new licenses, competitive alternatives and shifting customer preferences, may also affect the successful implementation of our geographic growth strategy. Such external factors and requirements may increase our costs and potentially affect the speed with which we will be able to pursue new market opportunities. There can be no assurance that we will be successful in expanding into any one state or combination of states. Failure to manage these risks successfully could have a material adverse effect on our business, results of operations and financial condition.
Our success depends, in part, on our ability to attract and retain talented employees, and the loss of any one of our key personnel could adversely impact our operations.
The success of our business depends, in part, on the leadership and performance of our executive management team and key employees and on our ability to attract, retain and motivate talented employees. An absence of the leadership and performance of the executive management team or our inability to retain talented employees could significantly impact our future performance. Competition for these individuals is intense and our ability to operate successfully may be impaired if we are not effective in filling critical leadership positions, in developing the talent and skills of our human resources, in assimilating new executive talent into our organization, or in deploying human resource talent consistent with our business goals.
We could be adversely affected if our controls designed to ensure compliance with guidelines, policies and legal and regulatory standards are not effective.
Our business is highly dependent on the ability to engage on a daily basis in a large number of insurance underwriting, claims processing and investment activities, many of which are highly complex, must be performed expeditiously and may involve opportunities for human judgment and errors. These activities often are subject to internal guidelines and policies, as well as legal and regulatory standards. In addition, these legal and regulatory standards may be subject to varying interpretations. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Our failure to comply with these guidelines, policies or standards could lead to financial loss, unanticipated risk exposure, regulatory sanctions or penalties, civil or administrative litigation, or damage to our reputation.
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

•
the ability of our claims professionals to maintain and update our claims handling procedures and systems as they evolve over time based on claims and geographical trends in claims reporting as well as consumer behaviors affecting claims handling.

Any failure to effectively manage the claims adjustment process, including failure to pay claims accurately and failure to oversee third-party claims adjusters, could lead to material litigation, regulatory penalties or sanctions, undermine our reputation in the marketplace and with our network of independent agents, impair our corporate image and negatively affect our financial results.

Litigation or regulatory actions could result in material settlements, judgments, fines or penalties and consequently have a material adverse impact on our financial condition and reputation.
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
Our ability to effectively operate our business depends on our ability, and the ability of certain third-party vendors and business partners, to access our computer systems to perform necessary business functions, such as providing quotes and product pricing, billing and processing premiums, administering claims and reporting our financial results. Our business and operations rely on the secure and efficient processing, storage and transmission of customer and company data, including policyholders’ nonpublic personal information, including financial information, and proprietary business information, on our computer systems and networks. Unauthorized access to personally identifiable information, even if not financial information, could be damaging to all affected parties. There have been several highly publicized cases involving financial services companies, consumer-based companies and other companies, as well as governmental and political organizations, reporting breaches in the security of their websites, networks or other systems. Some of the publicized breaches have involved sophisticated and targeted attacks intended to obtain unauthorized access to nonpublic personal information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, including through the introduction of computer viruses or malware, cyberattacks and other means. There have also been several highly publicized cases where hackers have requested “ransom” payments in exchange for not disclosing customer information. Other publicized breaches have involved human error, such as employees falling victim to phishing schemes or computer coding errors that may inadvertently leave data exposed.
Our computer systems may be vulnerable to unauthorized access and hackers, computer viruses and other scenarios in which our data may be exposed or compromised. Cyberattacks can originate from a variety of sources, including third parties who are affiliated with foreign governments or employees acting negligently or in a manner adverse to our interests. Third parties may seek to gain access to our systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems. Our systems also may inadvertently expose, through a computer programming error or otherwise, confidential information as well as that of our customers and third parties with whom we interact.
Our computer systems have been, and likely will continue to be, subject to cyber hacking activities, computer viruses, other malicious codes or other computer-related penetrations. To date, we are not aware of a material breach of cybersecurity. We commit significant resources to administrative and technical controls to prevent cyber incidents and protect our information technology, but our preventative actions to reduce the risk of cyber threats may be insufficient to prevent physical and electronic break-ins and other cyberattacks or security breaches, including those due to human vulnerabilities. Any such event could damage our computers or systems; compromise our confidential information as well as that of our customers and third parties with whom we interact; significantly impede or interrupt business operations, including denial of service on our website; and could result in violations of applicable privacy and other laws, financial loss to us or to our policyholders, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and reputational harm, all of which could have a material adverse effect on us. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities, exposures, or information security events. Due to the complexity and interconnectedness of our systems, the process of enhancing our protective measures can itself create a risk of systems disruptions and security issues.
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
We may not be able to effectively implement or adapt to changes in technology, which may result in interruptions to our business or a competitive disadvantage.
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
Many of the policies we issue include exclusions or other conditions that define, and limit coverage, which exclusions and conditions are designed to manage our exposure to certain types of risks and expanding theories of legal liability. In addition, our policies and applicable law limit the period during which a policyholder may bring a claim under the policy. It is possible that a court or regulatory authority could nullify or void an exclusion or limitation or interpret existing coverages more broadly than we anticipate, or that legislation could be enacted modifying or barring the use of these exclusions or limitations. This could result in higher than anticipated losses and LAE by extending coverage beyond our underwriting intent or increasing the number or size of claims, which could have a material adverse effect on our operating results. In some instances, these changes may not become apparent until sometime after we have issued the insurance policies that are affected by the change. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.

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
The Insurance Entities are highly regulated by state insurance authorities in Florida, the state in which each is domiciled, and UPCIC and APPCIC are also regulated by state insurance authorities in the other states in which they conduct business. Such regulations, among other things, require that certain transactions between the Insurance Entities and their affiliates must be fair and reasonable and require prior notice and non-disapproval of such transactions by the applicable state insurance authority. State regulations also limit the amount of dividends and other payments that can be made by the Insurance Entities without prior regulatory approval and impose restrictions on the amount and type of investments the Insurance Entities may make. Other state regulations require insurance companies to file insurance premium rate schedules and policy forms for review and approval, restrict our ability to cancel or non-renew policies and determine the accounting standards we use in preparation of our consolidated financial statements. These regulations also affect many other aspects of the Insurance Entities’ businesses. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance efforts and other expenses of doing business. If the Insurance Entities fail to comply with applicable regulatory requirements, the regulatory agencies can revoke or suspend the Insurance Entities’ licenses, withhold required approvals, require corrective action, impose operating limitations, impose penalties and fines or pursue other remedies available under applicable laws and regulations.

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
State legislatures and insurance regulators regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, can be made for the benefit of the consumer, or for other reasons, at the indirect expense of insurers, and thus could have an adverse effect on our financial condition and results of operations.
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
From time to time, public policy preferences and perceptions affect the insurance market, including insurers’ efforts to effectively maintain rates that allow us to reach targeted levels of rate adequacy and profitability. Despite efforts to address rate needs and other operational issues analytically, facts and history demonstrate that public policymakers, when faced with untoward events and adverse public sentiment, can act in ways that impede a satisfactory correlation between rates and risk. Such acts may affect our ability to obtain approval for rate changes that may be required to attain rate adequacy along with targeted levels of profitability and returns on equity. Our ability to afford reinsurance required to reduce our catastrophe risk also may be dependent upon the ability to adjust rates for our costs.
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
Real Estate Owned and Used in Operations
We conduct our insurance operations primarily from our general corporate offices located at 1110 West Commercial Boulevard, Fort Lauderdale, Florida 33309. Substantially all of this space is fully utilized for its intended purpose. We believe that our facilities and equipment are generally well maintained, in good operating conditions and suitable and adequate for our present operations.
Real Estate Owned and Under Development
In 2019, we purchased an office building located at 5341 Northwest 33rd Avenue, Fort Lauderdale, Florida 33309, which will be used to meet our staffing needs to accommodate our foreseeable future insurance operations. Construction began in 2019, and we anticipate completion of the building in 2020.
There are no mortgage or lease arrangements for our real estate owned property.

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
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock, par value $0.01 per share, is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “UVE.” As of February 24, 2020, there were 40 registered shareholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
As of December 31, 2019 and 2018, there was one shareholder of our Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). We declared and paid aggregate dividends to this holder of record of the company’s Series A Preferred Stock of $10,000 for each of the years ended December 31, 2019 and 2018.
Stock Performance Graph
The following graph and table compare the cumulative total stockholder return of our common stock from December 31, 2014 through December 31, 2019 with the performance of: (i) Standard & Poor’s (“S&P”) 500 Index, (ii) Russell 2000 Index and (iii) S&P Insurance Select Industry Index. We are a constituent of the Russell 2000 Index and the S&P Insurance Select Industry Index. S&P Insurance Select Industry Index consists of all publicly traded insurance underwriters in the property and casualty sector in the United States.

	Period Ended
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Universal Insurance Holdings, Inc.	$116.49	$147.39	$146.09	$206.63	$156.55
S&P 500 Index	101.38	113.51	138.29	132.23	173.86
Russell 2000 Index	95.59	115.95	132.94	118.30	148.49
S&P Insurance Select Industry Index	106.38	129.59	146.81	138.64	176.97

We have generated these comparisons using data supplied by S&P Global Market Intelligence (Centennial, Colorado). The graph and table assume an investment of $100 in our common stock and in each of the three indices on December 31, 2014 with all dividends being reinvested on the ex-dividend date. The closing price of our common stock as of December 31, 2019 (the last trading day of the year) was $27.99 per share. The stock price performance in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future price performance.
Dividend Policy
Future cash dividend payments are subject to business conditions, our financial position and requirements for working capital and other corporate purposes, as well as to compliance with the applicable provisions of the Delaware General Corporation Law. Subject to these qualifications, we expect to continue our regular practice of paying a quarterly dividend to our stockholders. See “Part I—Restrictions on Dividends and Distributions,” “Item 1A—Risk Factors-Risks Relating to Insurance Industry” and “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Registrant Purchases of Equity Securities
The table below presents our common stock repurchased by UVE during the three months ended December 31, 2019.

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/2019 - 10/31/2019	—	$—	—	—
11/1/2019 - 11/30/2019	417,316	$28.77	417,316	—
12/1/2019 - 12/31/2019	150,000	$28.20	150,000	1,012,473
Total for the three months ended December 31, 2019	567,316	$28.62	567,316	1,012,473

(1)	Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.

(2)	Number of shares was calculated using a closing price at December 31, 2019 of $27.99 per share.
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations. During 2019, there were three authorized repurchase plans in effect:

•
On December 12, 2018, we announced that our Board of Directors authorized the repurchase of up to $20 million of outstanding shares of our common stock through May 31, 2020 (the “May 2020 Share Repurchase Program”), pursuant to which we repurchased 606,342 shares of our common stock at an aggregate price of $20.0 million. We completed the May 2020 Share Repurchase Program in May 2019.

•
On May 6, 2019, we announced that our Board of Directors authorized the repurchase up to $40 million of outstanding shares of our common stock through December 31, 2020 (the “December 2020 Share Repurchase Program”), pursuant to which we repurchased 1,466,575 shares of our common stock at an aggregate price of $40 million. We completed the December 2020 Share Repurchase Program in November 2019.

•
On November 6, 2019, we announced that our Board of Directors authorized the repurchase of up to $40 million of outstanding shares of our common stock through December 31, 2021 (the “December 2021 Share Repurchase Program”). Under the December 2021 Share Repurchase Program, we repurchased 403,142 shares of our common stock from November 2019 through December 2019 at an aggregate cost of approximately $11.7 million.

In total, during the year ended December 31, 2019, we repurchased an aggregate of 2,337,825 shares of our common stock pursuant to the May 2020 Share Repurchase Program, the December 2020 Share Repurchase Program and the December 2021 Share Repurchase Program at an aggregate price of approximately $66.2 million.

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
The following tables present historical selected consolidated financial data of Universal Insurance Holdings, Inc. and Subsidiaries for the five years ended December 31, 2019 (in thousands, except per share data):

	Years Ended December 31,
	2019	2018	2017	2016	2015
Statement of Income Data:
Revenue:
Direct premiums written	$1,292,721	$1,190,875	$1,055,886	$954,617	$883,409
Change in unearned premium	(59,600)	(69,235)	(56,688)	(33,390)	(46,617)
Direct premium earned	1,233,121	1,121,640	999,198	921,227	836,792
Ceded premium earned	(390,619)	(353,258)	(310,405)	(288,811)	(332,793)
Premiums earned, net	842,502	768,382	688,793	632,416	503,999
Net investment income (1)	30,743	24,816	13,460	9,540	5,155
Other revenues (2)	55,633	49,876	47,093	41,039	36,330
Total revenue	939,351	823,816	751,916	685,289	546,544
Costs and expenses:
Losses and loss adjustment expenses	603,406	414,455	350,428	301,229	187,739
Policy acquisition costs	177,530	157,327	138,846	125,979	88,218
Other operating costs	94,898	99,161	92,158	95,198	95,564
Total expenses	875,834	670,943	581,432	522,406	371,521
Income before income taxes	63,517	152,873	170,484	162,883	175,023
Income tax expense	17,003	35,822	63,549	63,473	68,539
Net income	$46,514	$117,051	$106,935	$99,410	$106,484
Per Share Data:
Basic earnings per common share	$1.37	$3.36	$3.07	$2.85	$3.06
Diluted earnings per common share	$1.36	$3.27	$2.99	$2.79	$2.97
Dividends declared per common share	$0.77	$0.73	$0.69	$0.69	$0.63

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Total invested assets	$914,586	$908,154	$730,023	$651,601	$489,435
Cash and cash equivalents	182,109	166,428	213,486	105,730	197,014
Total assets	1,719,852	1,858,390	1,454,999	1,060,007	993,548
Unpaid losses and loss adjustment expenses	267,760	472,829	248,425	58,494	98,840
Unearned premiums	661,279	601,679	532,444	475,756	442,366
Long-term debt	9,926	11,397	12,868	15,028	24,050
Total liabilities	1,225,951	1,356,757	1,015,011	688,817	700,456
Total stockholders’ equity	$493,901	$501,633	$439,988	$371,190	$293,092
Shares outstanding end of period	32,638	34,783	34,735	35,052	35,110
Book value per share	$15.13	$14.42	$12.67	$10.59	$8.35
Return on average equity (ROE)	9.2%	24.1%	25.7%	29.4%	41.8%

Selected Data:
Loss and loss adjustment expense ratio (3)	71.6%	53.9%	50.9%	47.6%	37.2%
General and administrative expense ratio (4)	32.3%	33.4%	33.5%	34.9%	36.3%
Combined Ratio (5)	103.9%	87.3%	84.4%	82.5%	73.5%

(1)	Net investment income excludes net realized gains (losses) on sale of securities and net change in unrealized gains (losses) of equity securities.

(2)	Other revenue consists of commission revenue, policy fees, and other revenue.

(3)	The loss and loss adjustment expense ratio is calculated by dividing losses and loss adjustment expenses by premiums earned, net.

(4)
The general and administrative expense ratio is calculated by dividing general and administrative expense, excluding interest expense, by premiums earned, net. Interest expense was $248 thousand, $346 thousand, $348 thousand, $421 thousand and $963 thousand for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(5)	The combined ratio is the sum of the losses and loss adjustment expense ratio and the general and administrative expense ratio.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations and should be read in conjunction with our consolidated financial statements and accompanying notes in “Item 8—Financial Statements and Supplementary Data” below. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed above under “Cautionary Note Regarding Forward-Looking Statements” and “Part I, Item 1A—Risk Factors.”
Overview
We develop, market, and underwrite insurance products for consumers predominantly in the personal residential homeowners lines of business and perform substantially all other insurance-related services for our primary insurance entities, including risk management, claims management and distribution. Our primary insurance entities, UPCIC and APPCIC, offer insurance products through both our appointed independent agent network and our online distribution channels across 18 states (primarily in Florida), with licenses to write insurance in an additional two states. In the second quarter of 2019, we surrendered our license in West Virginia, a state in which we did not write any premium. Also during the second quarter of 2019, we received a Certificate of Authority in Wisconsin, approving UPCIC as a licensed insurance company in Wisconsin. The Insurance Entities seek to produce an underwriting profit (defined as earned premium minus losses, LAE, policy acquisition costs and other operating costs) over the long term; maintain a conservative balance sheet to prepare for years in which the Insurance Entities are not able to achieve an underwriting profit; and generate investment income from invested assets.
Revenues

We generate revenue primarily from the collection of insurance premiums. Other sources of revenue include: commissions paid by our reinsurers to our reinsurance intermediary subsidiary BARC on reinsurance it places for the Insurance Entities; policy fees collected from policyholders by our managing general agent subsidiary, ERA (formerly Universal Risk Advisors, Inc.); and financing fees charged to policyholders who choose to defer premium payments. In addition, our subsidiary Alder receives fees from the Insurance Entities for claims-handling services. The Insurance Entities are reimbursed for these fees on claims that are subject to recovery under the Insurance Entities’ respective reinsurance programs. These fees, after expenses, are recorded in the consolidated financial statements as an adjustment to LAE. We also generate income by investing our assets.
The nature of our business tends to be seasonal during the year, reflecting consumer behaviors in connection with the Florida residential real estate market and the hurricane season. The amount of direct premiums written tends to increase just prior to the second quarter and tends to decrease approaching the fourth quarter.
Trends and Geographical Distribution
In recent years, the Florida personal residential insurance market has been characterized by increased losses and LAE due to abuses and inflated claims. These conditions have continued to worsen and have reached levels well beyond historical norms and levels experienced in other jurisdictions. The adverse conditions in the Florida personal residential insurance market can be attributed largely to the proliferation of represented claims, involving both public adjusters and attorneys, as well as by aggressive estimates and demands put forth by remediation and repair companies. In many cases, policyholders have representation even before the claims are filed or before the company is able to provide an initial assessment of damages. In other instances, policyholder representatives are taking opportunities occasioned by hurricanes or other events to solicit customers to file other claims or to re-open prior claims, sometimes years after the purported dates of loss. These actions adversely affect both the frequency and severity of losses as otherwise understood based on historical patterns and patterns experienced in other states. See “Part I—Item 1A—Risk Factors—Risks Relating to Our Business—Actual claims incurred have exceeded, and in the future may exceed, reserves established for claims, adversely affecting our operating results and financial condition.
The Company has taken a series of steps over time to mitigate the financial impact of these negative trends in the Florida market. We also have closely monitored rate levels, especially in the Florida market, and have submitted filings annually based upon the evolving data. In addition, the Company has implemented several initiatives in its claims department in response to the adverse market trends. We utilize our process called Fast Track, which is an initiative to handle straightforward, meritorious claims as promptly as possible to mitigate the adverse impacts that can be seen with claims that remain open for longer periods. In addition, we increased our emphasis on subrogation to reduce our net losses while also recovering policyholders’ deductibles when losses are attributable to the actions of others. We have an internal staff of trained water remediation experts to address the extraordinary number of purported water damage claims filed by policyholders and vendors. We developed a specialized in-house unit for responding to the unique aspects of represented claims, and we have substantially increased our in-house legal staff in an effort to address the increase in litigated or represented claims as cost-effectively as possible.
Additionally, we have taken steps to implement new claim settlement rules associated with the Florida legislation passed in 2019 designed to reduce the negative effects of claims involving assignments of benefits (“AOB”). See “Part I, Item 1—Business—Government Regulation.” An AOB is a document signed by a policyholder that allows a third party to be paid for services performed for an insured homeowner who would normally be reimbursed by the insurance company directly after making a claim. The Company has seen an increase in the use of AOBs involving litigation by Florida policyholders. Claims paid under an AOB often involve unnecessary litigation, with the Company required to pay both its own defense costs and those of the plaintiff, and, as a result, cost the Company significantly more than claims settled when an AOB is not involved. In 2019, the Florida legislature passed legislation designed to increase consumer protections against AOB abuses and reduce AOB-related litigation. While the Florida legislation addressing abuses associated with AOBs may be beneficial in reducing one aspect of the concerns affecting the Florida market, the overall impact of the deterioration in claims-related tactics and behaviors thus far has continued to outpace any benefits arising in the early months of the new legislation.
Despite our initiatives, such as those mentioned above, our costs to settle claims in Florida have increased for the reasons mentioned above. For example, the Company has previously increased its current year loss estimates and increased estimates associated with prior years’ claims. Over the past three years, even as we have increased our estimates of prospective losses each year, we have recorded adverse claim development on prior years’ loss reserves and further strengthened current year losses during the year to address the increasing impact Florida’s market disruptions have had on the claims process and the establishment of reserves for losses and LAE. The full extent and duration of these market disruptions is unknown and still unfolding, and we will monitor the impact of such disruptions on the recording and reporting of claim costs.
Direct premiums written continue to increase across the states we conduct business. As a result of our business strategy, rate changes and marketing and underwriting initiatives, we have seen increases in policy count, in-force premium and total insured value in all states for the past three years. Direct premiums written for states outside of Florida increased 27.6%, representing a $49.0 million increase during 2019. Direct premium for Florida increased 5.2%, representing a $52.8 million increase during 2019.

The following table provides direct premiums written for Florida and other states for the years ended December 31, 2019 and 2018 (dollars in thousands):

	For the Years Ended				Growth Year Over Year
	December 31, 2019		December 31, 2018
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$1,066,112	82.5%	$1,013,290	85.1%	$52,822	5.2%
Other states	226,609	17.5%	177,585	14.9%	49,024	27.6%
Grand total	$1,292,721	100.0%	$1,190,875	100.0%	$101,846	8.6%

The geographical distribution of our policies in force, premium in force and total insured value for Florida by county were as follows as of December 31, 2019 (dollars in thousands, rounded to the nearest thousand):

	As of December 31, 2019
			Premium		Total Insured
County	Policy Count	%	In Force	%	Value	%
South Florida
Broward	104,535	15.8%	$227,526	21.3%	$27,799,324	16.9%
Miami-Dade	95,904	14.5%	208,466	19.5%	21,671,891	13.1%
Palm Beach	88,590	13.3%	175,956	16.4%	25,326,196	15.4%
South Florida exposure	289,029	43.6%	611,948	57.2%	74,797,411	45.4%
Other significant* Florida counties
Pinellas	44,940	6.8%	51,162	4.8%	8,726,553	5.3%
Hillsborough	27,998	4.2%	36,248	3.4%	7,050,687	4.3%
Pasco	25,506	3.9%	29,742	2.8%	8,585,067	5.2%
Escambia	18,622	2.8%	29,404	2.7%	5,754,391	3.5%
Collier	21,239	3.2%	26,522	2.5%	3,696,519	2.2%
Total other significant* counties	138,305	20.9%	173,078	16.2%	33,813,217	20.5%
			Premium		Total Insured
Summary for all of Florida	Policy Count	%	In Force	%	Value	%
South Florida exposure	289,029	43.6%	611,948	57.2%	74,797,411	45.4%
Total other significant* counties	138,305	20.9%	173,078	16.2%	33,813,217	20.5%
Other Florida counties	235,009	35.5%	285,008	26.6%	56,044,220	34.1%
Total Florida	662,343	100.0%	$1,070,034	100.0%	$164,654,848	100.0%

*	Significant counties are defined as greater than 2.5% of total premium in force as of December 31, 2019.

The geographical distribution of our policies in force, premium in force and total insured value across all states were as follows, as of December 31, 2019, 2018 and 2017 (dollars in thousands, rounded to the nearest thousand):

	As of December 31, 2019
			Premium		Total Insured
State	Policy Count	%	In Force	%	Value	%
Florida	662,343	74.6%	$1,070,034	82.5%	$164,654,848	64.3%
Georgia	42,637	4.8%	49,615	3.8%	17,536,031	6.9%
North Carolina	58,283	6.6%	49,420	3.8%	19,150,001	7.5%
Massachusetts	13,596	1.5%	17,991	1.4%	8,312,929	3.2%
Indiana	18,291	2.1%	16,643	1.3%	6,458,310	2.5%
Minnesota	12,466	1.4%	16,035	1.2%	5,881,338	2.3%
South Carolina	16,682	1.9%	15,705	1.2%	5,575,934	2.2%
Virginia	16,313	1.8%	14,111	1.1%	8,415,470	3.3%
Pennsylvania	16,874	1.9%	13,726	1.1%	6,922,815	2.7%
Alabama	11,186	1.3%	12,998	1.0%	3,923,446	1.5%
New Jersey	7,145	0.8%	7,554	0.6%	3,824,506	1.5%
Michigan	3,417	0.4%	4,089	0.3%	1,399,470	0.5%
Maryland	4,181	0.5%	3,474	0.3%	1,600,113	0.6%
Hawaii	2,090	0.2%	1,930	0.2%	881,476	0.3%
Delaware	1,273	0.1%	1,500	0.1%	673,331	0.3%
New York	1,183	0.1%	1,244	0.1%	646,130	0.3%
New Hampshire	249	—%	181	—%	135,254	0.1%
Illinois	152	—%	166	—%	65,006	—%
Total	888,361	100.0%	$1,296,416	100.0%	$256,056,408	100.0%

	As of December 31, 2018
			Premium		Total Insured
State	Policy Count	%	In Force	%	Value	%
Florida	637,926	77.0%	$1,015,666	85.1%	$156,118,955	68.3%
North Carolina	55,047	6.6%	43,770	3.7%	17,124,104	7.5%
Georgia	37,652	4.6%	40,395	3.4%	14,584,974	6.4%
Massachusetts	11,796	1.4%	15,522	1.3%	7,020,121	3.1%
South Carolina	15,117	1.8%	14,477	1.2%	4,818,760	2.1%
Indiana	16,059	1.9%	13,305	1.1%	5,464,439	2.4%
Pennsylvania	15,454	1.9%	10,762	0.9%	6,158,602	2.7%
Minnesota	9,466	1.1%	10,632	0.9%	4,352,908	1.9%
Virginia	10,354	1.3%	8,437	0.7%	5,053,973	2.2%
Alabama	6,817	0.8%	7,187	0.6%	2,304,683	1.0%
New Jersey	3,683	0.4%	3,763	0.3%	1,870,394	0.8%
Michigan	2,388	0.3%	2,879	0.2%	940,051	0.4%
Maryland	3,070	0.4%	2,539	0.2%	1,161,678	0.5%
Hawaii	2,176	0.3%	1,937	0.2%	887,555	0.4%
Delaware	1,073	0.1%	1,230	0.1%	555,055	0.2%
New York	461	0.1%	432	0.1%	228,334	0.1%
New Hampshire	114	—%	86	—%	62,436	—%
Total	828,653	100.0%	$1,193,019	100.0%	$228,707,022	100.0%

	As of December 31, 2017
			Premium		Total Insured
State	Policy Count	%	In Force	%	Value	%
Florida	618,280	80.9%	$926,087	87.6%	$146,624,470	73.9%
North Carolina	48,866	6.4%	36,993	3.5%	14,275,508	7.2%
Georgia	31,305	4.1%	32,343	3.1%	11,380,109	5.7%
Massachusetts	10,132	1.3%	13,162	1.2%	5,857,450	3.0%
South Carolina	13,769	1.8%	13,372	1.3%	4,120,728	2.1%
Indiana	11,622	1.5%	9,236	0.9%	3,768,044	1.9%
Pennsylvania	10,554	1.4%	7,292	0.7%	4,047,997	2.1%
Minnesota	4,769	0.6%	5,198	0.5%	2,103,731	1.1%
Virginia	4,908	0.6%	3,867	0.4%	2,263,923	1.1%
Alabama	2,861	0.4%	2,934	0.3%	895,380	0.5%
New Jersey	877	0.1%	858	—%	428,072	0.2%
Michigan	1,330	0.2%	1,574	0.1%	491,906	0.2%
Maryland	2,354	0.3%	1,901	0.2%	869,685	0.4%
Hawaii	2,009	0.3%	1,830	0.2%	842,740	0.4%
Delaware	828	0.1%	903	—%	400,076	0.2%
New York	54	—%	52	—%	27,191	—%
Total	764,518	100.0%	$1,057,602	100.0%	$198,397,010	100.0%
Also see “Results of Operations” below and “Item 1A—Risk Factors—Risks Relating to Our Business—Because we conduct the majority of our business in Florida, our financial results depend on the regulatory, economic and weather conditions in Florida” for discussion on geographical diversification.

REINSURANCE
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events. Reinsurance contracts are typically classified as treaty or facultative contracts. Treaty reinsurance provides coverage for all or a portion of a specified group or class of risks ceded by the primary insurer, while facultative reinsurance provides coverage for specific individual risks. Within each classification, reinsurance can be further classified as quota share or excess of loss. Quota-share reinsurance is where the primary insurer and the reinsurer share proportionally or pro-rata in the direct premiums and losses of the insurer. Excess-of-loss reinsurance indemnifies the direct insurer or reinsurer for all or a portion of the loss in excess of an agreed upon amount or retention.

Developing and implementing our reinsurance strategy to adequately protect our balance sheet and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key strategic priority for us. In order to limit the Insurance Entities’ potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers and the FHCF. The FLOIR requires the Insurance Entities, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ 2019-2020 reinsurance programs meet the FLOIR’s requirements, which are based on, among other things, successfully demonstrating a cohesive and comprehensive reinsurance program that protects the policyholders of our Insurance Entities as well as satisfying a series of stress test catastrophe loss scenarios based on past historical events.

We believe the Insurance Entities’ retentions under their respective reinsurance programs are appropriate and structured to protect policyholders. We test the sufficiency of the reinsurance programs by subjecting the Insurance Entities’ personal residential exposures to statistical testing using a third-party hurricane model, RMS RiskLink v18.1 (Build 1945). This model combines simulations of the natural occurrence patterns and characteristics of hurricanes, tornadoes, earthquakes and other catastrophes with information on property values, construction types and occupancy classes. The model outputs provide information concerning the potential for large losses before they occur, so companies can prepare for their financial impact. Furthermore, as part of our operational excellence initiatives, we continually look to enable new technology to refine our data intelligence on catastrophe risk modeling.

Effective June 1, 2019, the Insurance Entities entered into multiple reinsurance agreements comprising our 2019-2020 reinsurance program. See “Item 8—Note 4 (Reinsurance).”

UPCIC’s 2019-2020 Reinsurance Program

•	First event All States retention of $43 million; First event Non-Florida retention of $10 million.

•	All States first event tower expanded to $3.34 billion, an increase of $170 million over the final 2018-2019 program.

•
Assuming a first event completely exhausts the $3.34 billion tower, the second event exhaustion point would be $1.3 billion, an increase of $262 million over the final 2018-2019 program on the same assumptions.

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

•
For the FHCF Reimbursement Contracts effective June 1, 2019, UPCIC has continued the election of the 90% coverage level. The total mandatory FHCF layer is estimated to provide approximately $2.038 billion of coverage for UPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.

Reinsurers
The following table below provides the A.M. Best and S&P financial strength ratings for each of the largest third-party reinsurers in UPCIC’s 2019-2020 reinsurance program:

Reinsurer	A.M. Best	S&P
Allianz Risk Transfer	A+	AA-
Arch Reinsurance Limited	A+	A+
Chubb Tempest Reinsurance Ltd.	A++	AA
Everest Reinsurance Company	A+	A+
Munich Re	A+	AA-
Renaissance Re	A+	A+
Various Lloyd’s of London Syndicates	A	A+
Florida Hurricane Catastrophe Fund	N/A	N/A
APPCIC’s 2019-2020 Reinsurance Program

•	First event All States retention of $2 million.

•	All States first event tower of $30.7 million.

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

•
For the FHCF Reimbursement Contracts effective June 1, 2019, APPCIC has continued the election of the 90% coverage level. The total mandatory FHCF layer is estimated to provide approximately $14.8 million of coverage for APPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.

Reinsurers
The following table below provides the A.M. Best and S&P financial strength ratings for each of the largest third-party reinsurers in APPCIC’s 2019-2020 reinsurance program:

Reinsurer	A.M. Best	S&P
Everest Reinsurance Company	A+	A+
Chubb Tempest Reinsurance Ltd.	A++	AA
Various Lloyd’s of London Syndicates	A	A+

The total cost of the 2019-2020 reinsurance programs for UPCIC and APPCIC is projected to be $420 million, representing approximately 33.5% of estimated direct premium earned for the 12-month treaty period.

Results of Operations
YEAR ENDED DECEMBER 31, 2019 COMPARED TO YEAR ENDED DECEMBER 31, 2018
2019 Highlights (comparisons are to 2018 unless otherwise specified)

•	Direct premiums written overall grew by $101.8 million, or 8.6%, to $1,292.7 million.

•	In Florida, direct premiums written grew by $52.8 million, or 5.2%, and in our Other States, direct premiums written grew by $49.0 million, or 27.6%.

•	Premiums earned, net grew by $74.1 million, or 9.6%, to $842.5 million.

•	Total revenues increased by $115.5 million, or 14.0%, to $939.4 million.

•	Net loss ratio was 71.6% as compared to 53.9%, driven by the factors outlined below.

•	Expense ratio improved to 32.3% from 33.4%.

•	Net income decreased by $70.5 million, or 60.3%, to $46.5 million.

•	Diluted earnings per share (“EPS”) decreased by $1.91, or 58.4%, to $1.36 per common share.

•	Weighted average diluted common shares outstanding were lower by 4.3% to 34.2 million shares at December 31, 2019 from 35.8 million shares at December 31, 2018.

•	Book value per share increased by $0.71, or 4.9%, to $15.13 at December 31, 2019 from $14.42 at December 31, 2018.

•	Declared and paid dividends per common share of $0.77, including a $0.13 special dividend in December 2019.

•	Repurchased 2,337,825 shares in 2019 at an aggregate cost of $66.2 million.

•	Offered Universal DirectSM in all 18 states in which the Company writes policies as of December 31, 2019.

•	UPCIC commenced writing homeowners policies in Illinois.

A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Years Ended December 31,		Change
	2019	2018	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$1,292,721	$1,190,875	$101,846	8.6%
Change in unearned premium	(59,600)	(69,235)	9,635	(13.9)%
Direct premium earned	1,233,121	1,121,640	111,481	9.9%
Ceded premium earned	(390,619)	(353,258)	(37,361)	10.6%
Premiums earned, net	842,502	768,382	74,120	9.6%
Net investment income	30,743	24,816	5,927	23.9%
Net realized gains (losses) on investments	(12,715)	(2,089)	(10,626)	508.7%
Net change in unrealized gains (losses) of equity securities	23,188	(17,169)	40,357	NM
Commission revenue	26,101	22,438	3,663	16.3%
Policy fees	21,560	20,275	1,285	6.3%
Other revenue	7,972	7,163	809	11.3%
Total premiums earned and other revenues	939,351	823,816	115,535	14.0%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	603,406	414,455	188,951	45.6%
General and administrative expenses	272,428	256,488	15,940	6.2%
Total operating costs and expenses	875,834	670,943	204,891	30.5%
INCOME BEFORE INCOME TAXES	63,517	152,873	(89,356)	(58.5)%
Income tax expense	17,003	35,822	(18,819)	(52.5)%
NET INCOME	$46,514	$117,051	$(70,537)	(60.3)%
Other comprehensive income (loss), net of taxes	28,374	(4,748)	33,122	NM
COMPREHENSIVE INCOME	$74,888	$112,303	$(37,415)	(33.3)%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$1.36	$3.27	$(1.91)	(58.4)%
Weighted average diluted common shares outstanding	34,233	35,786	(1,553)	(4.3)%

Benefiting the year ended December 31, 2019 were increases in net earned premium, net investment income, commission revenue and increases in the net change in unrealized gains of equity securities, offset by realized losses on investments and increased operating costs for losses and LAE and general and administrative costs. Direct and net earned premium were up 8.6% and 9.9%, respectively, due to growth in all states in which we are licensed and writing during the past 12 months. Increases in losses and LAE were the result of several factors including (1) premium growth and change in mix between Florida and other states, (2) reduced financial benefit from the management of claims including claim fees ceded to reinsurers, (3) increased estimated core losses and LAE for the current year compared to prior year, (4) adverse development on prior years’ loss and LAE reserves and (5) weather events in excess of plan this year.
Policy count, premium in force and total insured value increased at December 31, 2019 when compared to December 31, 2018. Direct premiums written increased by $101.8 million, or 8.6%, for the year ended December 31, 2019, driven by growth within our Florida business of $52.8 million, or 5.2%, and growth in our other states business of $49.0 million, or 27.6%, as compared to the same period of the prior year. Rate increases in Florida and in certain other states along with slightly improved retention were also a source of premium growth. We implemented new guidelines during the year ended December 31, 2019 on new business to address emerging loss trends that have impacted the rate of growth in Florida. Direct premiums earned increased in every state in which we are writing compared to December 31, 2018. In early March 2019, we commenced writing in Illinois, and we are now actively writing policies in 17 states in addition to our home state of Florida.
Direct premium earned increased by $111.5 million, or 9.9%, for the year ended December 31, 2019, reflecting the earning of premiums written over the past 12 months and changes in rates and policy count during that time.

Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events or other covered events. Ceded premium represents amounts paid to reinsurers for this protection. Ceded premium earned increased $37.4 million, or 10.6%, for the year ended December 31, 2019. Reinsurance costs, as a percentage of direct premium earned, increased from 31.5% in 2018 to 31.7% in 2019. This year ceded earned premiums had a lower level of additional costs from ceded earned reinstatement premiums, $2.6 million in 2019, compared to $20.7 million in 2018. These costs relate to additional reinsurance costs from Hurricane Irma. Excluding reinstatement premiums, ceded premiums earned were 31.5% of direct premiums earned in 2019 compared to 29.7% in 2018. The increase in the ratio is a result of higher costs for the Company’s 2019-2020 reinsurance program, compared to the expired program. Costs associated with each year’s reinsurance program are earned over the June 1 to May 31 coverage period. See the discussion above for the new 2019-2020 reinsurance program and “Item 1—Note 4 (Reinsurance).”
Premiums earned, net of ceded premium earned, grew by 9.6%, or $74.1 million, to $842.5 million for the year ended December 31, 2019, reflecting the increase in direct premiums earned partially offset by increased costs of reinsurance.

Net investment income was $30.7 million for the year ended December 31, 2019, compared to $24.8 million for the year ended December 31, 2018, an increase of $5.9 million, or 23.9%. The increase is driven by the combination of the growth in cash and invested assets compared to the prior year and benefits from higher yielding assets offset by a lower trend in yields on cash and short term investments during 2019. Total invested assets were $914.6 million with an average fixed income credit rating of A+ during the year ended December 31, 2019 compared to $908.2 million with an average fixed credit rating of A+ for the same period in 2018. The duration of fixed income securities was 3.5 years at both December 31, 2019 and 2018. Cash and cash equivalents were $182.1 million at December 31, 2019 compared to $166.4 million at December 31, 2018, an increase of 9.4%. Cash and cash equivalents are invested short term until needed to settle payments to reinsurers, loss and LAE payments and operating cash needs.

Yields from the fixed income portfolio are dependent on future market forces, monetary policy and interest rate policy from the Federal Reserve. In 2019, the Federal Reserve lowered interest rates, which impacted effective yields on new fixed income and overnight cash purchases. The impact from this trend in 2019 has been somewhat limited as investments mature over many future years based on the effective maturity of the portfolio, subjecting only the current year redemptions to the lower interest rate environment. The Company’s investment strategy is to invest in assets with multi-year effective maturities, locking in book yields for future years, which dampers the impact that market fluctuations have on current investment income.

We sell securities from our investment portfolio and real estate investments from time to time to meet our investment objectives. As further described in “Item 1—Note 3 (Investments)”, we realize both gains and losses on the sale of securities and real estate. We sold securities and investment real estate during the year ended December 31, 2019. Net of realized gains, sales resulted in a net realized loss of $12.7 million during the year ended December 31, 2019 compared to net realized loss of $2.1 million for the year ended December 31, 2018. The realized losses during the year ended December 31, 2019 resulted primarily from the sale of equity securities, whereas the realized loss for the year ended December 31, 2018 resulted primarily from the sale of municipal securities, which were liquidated in light of their diminished after-tax returns following the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). See “Item 1—Note 3 (Investments).”
There was a $23.2 million favorable net unrealized gain in equity securities during the year ended December 31, 2019 compared to a $17.2 million unfavorable net unrealized loss during the year ended December 31, 2018. Unrealized gains or losses are the result of changes in the fair market value of our equity securities during the period for securities still held and the reversal of unrealized gains or losses for securities sold during the period. See “Item 1—Note 3 (Investments).”

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers on reinsurance placed for the Insurance Entities. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1 to May 31 of the following year. For the year ended December 31, 2019, commission revenue was $26.1 million, an increase of $3.7 million, or 16.3%, compared to $22.4 million for the year ended December 31, 2018.

Policy fees for the year ended December 31, 2019 were $21.6 million compared to $20.3 million for the same period in 2018. The increase of $1.3 million, or 6.3%, was the result of an increase in the number of new and renewed policies written during the year ended December 31, 2019 compared to the same period in 2018.

Other revenue, representing revenue from policy installment fees, premium financing and other miscellaneous income, was $8.0 million for the year ended December 31, 2019 compared to $7.2 million for the same period in 2018.

Losses and LAE, net of ceded losses for the year ended December 31, 2019 were $603.4 million compared to $414.5 million in the same period in 2018, an increase of $189.0 million, or 45.6%.

	For The Year Ended December 31, 2019
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$1,233,121		$390,619		$842,502
Losses and loss adjustment expenses:
Weather events*	$45,562	3.7%	$6,912	1.8%	$38,650	4.6%
Prior year adverse/(favorable) reserve development	562,303	45.6%	474,235	121.4%	88,068	10.4%
All other losses and loss adjustment expenses	476,739	38.7%	51	—%	476,688	56.6%
Total losses and loss adjustment expenses	$1,084,604	88.0%	$481,198	123.2%	$603,406	71.6%

	For the Year Ended December 31, 2018
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$1,121,640		$353,258		$768,382
Losses and loss adjustment expenses:
Weather events*	$395,000	35.2%	$380,250	107.6%	$14,750	1.9%
Prior year adverse/(favorable) reserve development	622,028	55.5%	522,506	147.9%	99,522	13.0%
All other losses and loss adjustment expenses	308,295	27.5%	8,112	2.3%	300,183	39.1%
Total losses and loss adjustment expenses	$1,325,323	118.2%	$910,868	257.8%	$414,455	53.9%
*Includes only weather events beyond expected. Items included in weather events for the year may differ from items included in quarterly reporting.
See “Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.
Losses and LAE, net of ceded losses, increased during the year ended December 31, 2019 principally due to five key factors: (1) increased losses in connection with the growth in our underlying business; (2) reduced benefits from claim settlement fees ceded to reinsurers as hurricanes claims conclude; (3) an increase in our direct core loss ratio (as defined below) from 33.9% in 2018 to 38.9% in 2019; (4) an increase in weather events when compared to the prior year, and; (5) prior year adverse development.
The net calendar year loss ratio for the year ended December 31, 2019 was 71.6% compared to 53.9% in the prior year. The increase of 17.7 loss ratio points was a result of: (1) reduced financial benefit from the management of claims, including claims fees ceded to reinsurers (9.0 loss ratio points); (2) increased estimated core losses and LAE ratio for the current year (8.5 loss ratio points); and (3) increased weather in excess of plan (2.7 loss ratio points). The increase was partially offset by a lower level of prior year adverse development on prior years’ loss and LAE reserves (2.5 loss ratio points).
During the fourth quarter, the Company recorded adverse development on prior years’ loss estimates as claims from prior years continue to be resolved at higher-than-anticipated values notwithstanding prior efforts to review and re-estimate those amounts. The Company continues to experience increased costs for losses and LAE in the Florida market where an industry has developed around the personal residential claims process, resulting in historically high levels of represented claims and inflated claims. Active solicitation of personal residential claims in Florida by policyholder representatives, remediation companies and repair companies has led to a frequency and severity of personal residential claims in the state exceeding historical levels in Florida and levels seen in other jurisdictions.

Prior year adverse development was the result of the following factors:

•
In the Florida market, claims understood to have been satisfactorily resolved and closed are being re-opened, sometimes years later, typically with representation from policyholder representatives or vendors who actively solicit policyholders for the purpose of filing claims.

•
Both the frequency (number of claims) and severity (cost of a claim) of claims in Florida have risen beyond anticipated levels, largely driven by consumer behavior responding to the industry that has arisen around profiting from such claims. This in turn is facilitated by Florida’s legal climate, including the one-way threat of attorneys’ fees against insurers and the relatively high cost of defending against inflated claims demands in relation to amounts in dispute.

•
We have reduced our estimate for subrogation recoveries due to changes in the Florida claims and legal environment. Subrogation reduces an insurer’s net losses and results in recoveries of policyholders’ deductibles. Historically, the subrogation process often has resulted in a straightforward apportionment of losses based upon parties’ respective responsibilities. However, adverse conditions and claims-related behaviors in Florida have led to a proliferation of represented claims, claims that are inflated or of questionable merit, and claims that are reported or re-opened well after the purported dates of loss. Losses and LAE patterns associated with these claims differ from historical patterns an from industry norms found in other states. Accordingly, we have reduced our estimate of subrogation recoveries to recognize that conditions in Florida likewise could impact the effectiveness of our subrogation efforts by reducing amounts otherwise owed to us and our policyholders and by increasing our subrogation costs. Losses are recorded, net of estimated subrogation recoveries in the financial statements. Estimated subrogation recoveries totaled $73.0 million at December 31, 2019 compared to $99.0 million at December 31, 2018. During 2019, we reduced our estimate of subrogation recoveries by $40.7 million.

•
Direct and ceded losses include prior year reserve development on major hurricanes where the settlement of claims and the re-estimation of expected costs for losses and LAE remaining to be settled exceed previously carried reserves. In 2019, for Hurricanes Irma, Florence, Michael and Matthew, we recorded adverse development of $469.9 million of gross losses and $465.4 million of ceded losses resulting in $4.5 million net impact. This compares to only one hurricane having adverse development in 2018 of $513 million of gross losses and $513 million of ceded losses, resulting in zero net losses in 2018 from Hurricane Irma. In addition, we recorded $2.6 million in 2019, compared to $20.7 million in 2018, of contractually based costs for reinstatement premiums as a result of adverse development of ceded losses for Hurricane Irma recorded during 2019 and 2018.

In addition, loss trends for the current year indicate expected losses that are higher than previously anticipated, resulting in an increase to our estimate for current year losses recorded during the fourth quarter. “Core loss ratio” is a common operational metric used in the insurance industry to describe the ratio of current accident year expected losses to premiums earned. Our core loss ratio for direct losses occurring in the current year increased to 38.9% for the year to date period ended December 31, 2019. This compares to 33.9% for the year ended December 31, 2018. During 2019, we saw increases in severity and frequency of claims, especially those claims represented by third party vendors, and increased litigation. Overall, adverse market conditions in Florida as described above are increasing the cost to resolve claims, which then is reflected in our core loss ratio. In addition, as summarized above, we have reduced our estimated benefit of subrogation recoveries based on current actuarial projections. The increase in the underlying core loss and LAE ratio also reflects continued geographic expansion into states outside of Florida where non-catastrophe loss ratios are generally higher than in Florida.
These market trends in losses and LAE in Florida have led us to file, on February 7, 2020, for an overall 12.4% rate increase in Florida. This rate filing, if approved, would be effective as of May 25, 2020. We also continue to make changes to certain new business guidelines and to develop specialized claims and litigation management efforts to address market trends driving up claim costs.
The financial benefit from the management of claims ceded, including claim fees ceded to reinsurers, was $3.2 million for the year ended December 31, 2019, compared to $72.2 million during the year ended December 31, 2018. The reduction in the benefit was in line with the runoff of claims from hurricanes which occurred in 2017 and 2018. The financial benefit from the management of claims fees ceded to reinsurers was recorded in the condensed consolidated financial statements as a reduction to losses and LAE and included as a reduction to All other losses and loss adjustment expenses in the chart above.
For the year ended December 31, 2019, general and administrative expenses were $272.4 million, compared to $256.5 million during the same period in 2018 as detailed below (dollars in thousands):

	For the Years Ended December 31,				Change
	2019		2018		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$842,502		$768,382		$74,120	9.6%
General and administrative expenses:
Policy acquisition costs	177,530	21.1%	157,327	20.5%	20,203	12.8%
Other operating costs	94,898	11.2%	99,161	12.9%	(4,263)	(4.3)%
Total general and administrative expenses	$272,428	32.3%	$256,488	33.4%	$15,940	6.2%

General and administrative costs increased by $15.9 million, which was primarily the result of increases in policy acquisition costs of $20.2 million due to commissions associated with increased premium volume, and a $6.5 million non-recurring audit settlement benefit in 2018 related to premium taxes, offset by a decrease in other operating costs of $4.3 million. As a percentage of earned premiums, general and administrative costs decreased from 33.4% of earned premiums for the year ended December 31, 2018 to 32.3% of earned premiums for the year ended December 31, 2019. The increase in policy acquisition costs and ratio for the year ended December 31, 2019 was due to a non-recurring benefit of $6.5 million recorded in 2018 related to a refund of prior year premium taxes as a result of an audit settlement with the Florida Department of Revenue, which reduced the policy acquisition costs ratio by 0.8 percentage points in 2018. Excluding this benefit in the prior year, the overall total general and administrative expense ratio in 2019 would have improved 1.90 percentage points compared to the same period in 2018 before the impact of the premium tax refund. Other operating costs for the year ended December 31, 2019 decreased $4.3 million, reflecting lower amounts recorded for executive compensation and temporary employee expenses, offset by added costs to support the growth in business. Other operating costs as a percentage of earned premium decreased from 12.9% of net earned premium for the year ended December 31, 2018 compared to 11.2% of net earned premium for the same period in 2019.
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

Income tax expense decreased by $18.8 million, or 52.5%, for the year ended December 31, 2019, as a result of a 58.5% reduction in income before income taxes, when compared with the year ended December 31, 2018. Our effective tax rate increased to 26.8% for the year ended December 31, 2019, as compared to 23.4% for the year ended December 31, 2018. The effective tax rate increased slightly as a result of permanent items relative to income before taxes, principally non-deductible compensation, offset by a lower level of excess tax benefit. See “Item 8—Note 12 (Income Taxes)” for an explanation of the change in our effective tax rates.

Other comprehensive income, net of taxes for the year ended December 31, 2019 was $28.4 million of net unrealized gains related to debt securities available-for-sale compared to other comprehensive loss of $4.7 million related to net unrealized losses on debt securities available-for-sale for the same period in 2018. See “Item 8—Note 14 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income and loss for these periods.

YEAR ENDED DECEMBER 31, 2018 COMPARED TO YEAR ENDED DECEMBER 31, 2017
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

	(in thousands)
	Years Ended December 31,		Change
	2018	2017	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$1,190,875	$1,055,886	$134,989	12.8%
Change in unearned premium	(69,235)	(56,688)	(12,547)	22.1%
Direct premium earned	1,121,640	999,198	122,442	12.3%
Ceded premium earned	(353,258)	(310,405)	(42,853)	13.8%
Premiums earned, net	768,382	688,793	79,589	11.6%
Net investment income	24,816	13,460	11,356	84.4%
Net realized gains (losses) on investments	(2,089)	2,570	(4,659)	NM
Net change in unrealized gains (losses) of equity securities	(17,169)	—	(17,169)	NM
Commission revenue	22,438	21,253	1,185	5.6%
Policy fees	20,275	18,838	1,437	7.6%
Other revenue	7,163	7,002	161	2.3%
Total premiums earned and other revenues	823,816	751,916	71,900	9.6%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	414,455	350,428	64,027	18.3%
General and administrative expenses	256,488	231,004	25,484	11.0%
Total operating costs and expenses	670,943	581,432	89,511	15.4%
INCOME BEFORE INCOME TAXES	152,873	170,484	(17,611)	(10.3)%
Income tax expense	35,822	63,549	(27,727)	(43.6)%
NET INCOME	$117,051	$106,935	$10,116	9.5%
Other comprehensive income (loss), net of taxes	(4,748)	127	(4,875)	NM
COMPREHENSIVE INCOME	$112,303	$107,062	$5,241	4.9%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$3.27	$2.99	$0.28	9.4%
Weighted average diluted common shares outstanding	35,786	35,809	(23)	NM

Direct premiums written increased by $135.0 million, or 12.8%, for the year ended December 31, 2018, driven by growth within our Florida business of $89.3 million, or 9.7%, as compared to the same period of the prior year, and growth in our Other States business of $45.7 million, or 34.6%, as compared to the same period of the prior year. Florida growth was driven by growth in policy count as well as the impact of an average statewide rate increase of 3.4%, which was approved in early December 2017 and effective for new business beginning on December 7, 2017 and for renewal business beginning on January 26, 2018. Other States growth was driven by continued increase in our agent force, authorization to write in new states (New Hampshire) and organic growth from our existing agent force. As of December 31, 2018, we were actively writing policies in 16 states other than our home state of Florida. Also contributing to growth in Florida and other states is growth in our online platform Universal DirectSM.

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
The year ended December 31, 2018 included an unrealized loss of $17.2 million, resulting from a decline in the market value of our equity securities portfolio during that period. We highlight that this line item was added during the year ended December 31, 2018, as a result of the adoption of new accounting guidance for equity securities. See “Item 8—Note 14 (Other Comprehensive Income (Loss))” for more information. The comparable change in unrealized gains (losses) within our equity portfolio for the prior period in 2017 was $2.5 million of pretax loss, which was not included in net income in the prior period in 2017 but was included in other comprehensive income (loss), which is presented net of taxes.
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

Losses and LAE, net of reinsurance were $414.5 million for the year ended December 31, 2018 compared to $350.4 million for the same period in 2017 as follows:

	For the Year Ended December 31, 2018
		Loss		Loss		Loss
	Direct	Ratio	Ceded	Ratio	Net	Ratio
Premiums earned	$1,121,640		$353,258		$768,382
Losses and loss adjustment expenses:
Weather events*	$395,000	35.2%	$380,250	107.6%	$14,750	1.9%
Prior year adverse/(favorable) reserve development	622,028	55.5%	522,506	147.9%	99,522	13.0%
All other losses and loss adjustment expenses	308,295	27.5%	8,112	2.3%	300,183	39.1%
Total losses and loss adjustment expenses	$1,325,323	118.2%	$910,868	257.8%	$414,455	53.9%

	For the Year Ended December 31, 2017
		Loss		Loss		Loss
	Direct	Ratio	Ceded	Ratio	Net	Ratio
Premiums earned	$999,198		$310,405		$688,793
Losses and loss adjustment expenses:
Weather events*	$446,700	44.7%	$417,543	134.5%	$29,157	4.2%
Prior year adverse/(favorable) reserve development	37,173	3.7%	9,674	3.1%	27,499	4.0%
All other losses and loss adjustment expenses	295,249	29.5%	1,477	0.5%	293,772	42.7%
Total losses and loss adjustment expenses	$779,122	78.0%	$428,694	138.1%	$350,428	50.9%

*	Includes only weather events beyond expected. Items included in weather events for the year may differ from items included in quarterly reporting.
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

For the year ended December 31, 2018, general and administrative expenses were $256.5 million, compared to $231.0 million for the same period in 2017, as detailed below (dollars in thousands):

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
Income tax expense decreased by $27.7 million, or 43.6%, for the year ended December 31, 2018, when compared with the year ended December 31, 2017. Our effective tax rate decreased to 23.4% for the year ended December 31, 2018, as compared to 37.3% for the year ended December 31, 2017. The decrease in both income tax expense and our effective tax rate was primarily the result of the Tax Act. See “Item 8—Note 12 (Income Taxes)” for an explanation of the change in our effective tax rates.
Other comprehensive income (loss), net of taxes for the year ended December 31, 2018 was $4.7 million of net unrealized losses related to debt securities available-for-sale compared to other comprehensive income of $0.1 million related to net unrealized gains on debt securities available-for-sale and equity securities for 2017. On January 1, 2018 we adopted ASU 2016-01. See “Item 8—Note 14 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income and loss for these periods and for a discussion of the adoption.

ANALYSIS OF FINANCIAL CONDITION AS OF DECEMBER 31, 2019 COMPARED TO DECEMBER 31, 2018
We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of December 31,
Type of Investment	2019	2018
Available-for-sale debt securities	$855,284	$820,438
Equity securities	43,717	63,277
Investment real estate, net	15,585	24,439
Total	$914,586	$908,154

See “Item 8—Consolidated Statements of Cash Flows” for explanations of changes in investments and “Item 8—Note 3 (Investments).” Investment real estate, net reduced $8.9 million during 2019 as a result of the sale of two investment properties. The gain on the sale of the two investment properties was $1.2 million.
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1 to May 31 of the following year. The increase of $32.5 million to $175.2 million as of December 31, 2019 was due primarily to additional ceded written premium for the reinsurance costs relating to our 2019-2020 catastrophe reinsurance program beginning June 1, 2019, less amortization of prepaid reinsurance premiums recorded during 2019.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE and other expenses that are expected to be recoverable from reinsurers. The decrease of $225.4 million to $193.2 million as of December 31, 2019 was primarily due to the collection of amounts from reinsurers relating to settled claims from hurricanes and other events.
Premiums receivable, net represents amounts receivable from policyholders. The increase in premiums receivable, net of $4.0 million to $63.9 million as of December 31, 2019 relates to the growth and consumer payment behavior of our business. The amount of direct premiums written tends to increase just prior to the second quarter and tends to decrease approaching the fourth quarter.
Property and equipment, net increased by $6.4 million during 2019 primarily as the result of the purchase of a new office building in Fort Lauderdale, Florida, which will be used to meet the staffing needs of the company as the business continues to expand.
Deferred policy acquisition costs increased by $7.2 million to $91.9 million as of December 31, 2019, which is consistent with the underlying premium growth. See “Item 8—Note 5 (Insurance Operations)” for a roll-forward in the balance of our deferred policy acquisition costs.
Income taxes recoverable represents tax payments in excess of estimated tax obligations to taxing authorities which totaled $34.3 million recoverable as of December 31, 2019 compared to $11.2 million recoverable as of December 31, 2018. Income taxes recoverable as of December 31, 2019 will be applied to future periods for federal and state income taxes payable.
Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse. During the year ended December 31, 2019, the deferred income tax asset-net decreased by $11.2 million to $3.4 million primarily due to an increase in the deferred tax liability from increases in unrealized gains in investments.
See “Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $205.1 million to $267.8 million as of December 31, 2019. The reduction in unpaid losses and LAE was principally due to the settlement of claims from previous hurricane and storm events, as more claims from those events concluded during the year ended December 31, 2019. Overall unpaid losses and LAE decreased, as claim settlements exceeded new emerging claims. Unpaid losses and LAE are net of estimated subrogation recoveries of $73 million as of December 31, 2019 compared to $99 million as of December 31, 2018.
Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The increase of $59.6 million to $661.3 million as of December 31, 2019 reflects both organic growth and rate increases.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $4.8 million from December 31, 2018 to $31.0 million as of December 31, 2019 reflects customer payment behavior and organic growth.
We exclude any net negative cash balances from cash and cash equivalents that we have with any single financial institution. These amounts represent outstanding checks or drafts not yet presented to the financial institution and are reclassified to liabilities and presented as book overdraft in our Consolidated Balance Sheets at each balance sheet date. We maintain a short-term cash investment sweep to maximize investment returns on cash balances. Due to sweep activities, certain outstanding items are recorded as book overdrafts, which totaled $90.4 million as of December 31, 2019, compared to $102.8 million as of December 31, 2018. The decrease of $12.4 million is the result of higher cash balances available for offset as of December 31, 2019 compared to December 31, 2018.
Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers and cash advances received from reinsurers, if any. On June 1st of each year, we renew our catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which runs from June 1st to May 31st. The balance increased by $29.3 million to $122.6 million as of December 31, 2019 as a result of the increased costs associated with the 2019-2020 reinsurance program.
Capital resources, net decreased by $9.2 million during the year ended December 31, 2019, reflecting decreases in stockholders’ equity and long-term debt. The reduction in stockholders’ equity was principally the result of our treasury stock repurchases and dividends to shareholders mostly offset by our 2019 net income, share-based compensation, and after-tax changes in fair value of our investment portfolio unrealized gains in 2019. See “Item 8—Consolidated Statements of Stockholders’ Equity” and “Item 8—Note 8 (Stockholders’ Equity).”
The reduction in long-term debt of $1.5 million was the result of principal payments on debt during 2019. See “—Liquidity and Capital Resources” and “Item 8—Note 8 (Stockholders’ Equity)” for explanation of changes in treasury stock.
Additional paid-in-capital increased by $9.7 million primarily from share-based compensation expense of $13.0 million, stock issued of $0.1 million and stock option exercises of $2.7 million for the year ended December 31, 2019. This was offset by the common stock value acquired and cancelled through cashless stock option exercise and tax withholdings on the intrinsic value of stock option exercise, restricted stock vested, performance units vested, and restricted stock units vested for share-based payment transactions of $6.1 million for the year ended December 31, 2019.

Liquidity and Capital Resources
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short- and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements and we expect that, in the future, funds from operations will continue to meet such requirements.
The balance of cash and cash equivalents as of December 31, 2019 was $182.1 million, compared to $166.4 million at December 31, 2018. See “Item 8—Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between December 31, 2019 and 2018. The increase in cash and cash equivalents was driven by cash flows generated from operating and investing activities in excess of those used for financing activities. We maintain a short-term investment cash sweep to maximize investment returns on cash balances. Due to these sweep activities, certain outstanding items are routinely recorded as book overdraft in the consolidated financial statements. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF is paid in three installments on August 1st, October 1st, and December 1st, and third-party reinsurance is paid in four installments on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. See “Item 8—Note 15 (Commitments and Contingencies)” and “Contractual Obligations” for more information.
During 2019, there was one hurricane which occurred, Hurricane Dorian, where claims were within UPCIC’s retention under its reinsurance program. There were no other significant hurricane events experienced by the Company during 2019. The Company’s reinsurance program provides sufficient liquidity in the form of cash advances for paid losses ceded to the reinsurers. During 2019, the Company routinely collected amounts ceded to reinsurers and, as in the past did not have to use funds in the Company’s investment portfolio.

The balance of restricted cash and cash equivalents as of December 31, 2019 and 2018 represents cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business.
Liquidity is required at the holding company for us to cover the payment of general operating expenses and contingencies, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of income taxes, net of amounts received from affiliates, capital contribution to subsidiaries, if needed, and interest and principal payments on outstanding debt obligations, if any. The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. Principal sources of liquidity for the holding company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions on reinsurance contracts placed by BARC and policy fees. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income from those investments. As discussed in “Item 8—Note 5 (Insurance Operations),” there are limitations on the dividends the Insurance Entities may pay to their immediate parent company, Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida).
The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 8—Note 5 (Insurance Operations).” The maximum dividend that may be paid by the Insurance Entities to PSI without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the years ended December 31, 2019, and 2018 the Insurance Entities did not pay dividends to PSI.
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
Our insurance operations provide liquidity as premiums are generally received months or even years before losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advances” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale.
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
As noted above, the Tax Act has decreased the statutory corporate tax rate from 35.0% to 21.0% for tax years beginning after December 31, 2017. Going forward, the Company continues to expect an overall benefit from the Act, primarily from lower statutory tax rates offset by certain other provisions, principally the provision limiting the deductibility of certain executive compensation.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio for the periods presented (dollars in thousands):

	As of December 31,
	2019	2018
Stockholders’ equity	$493,901	$501,633
Total long-term debt	9,926	11,397
Total capital	$503,827	$513,030

Debt-to-total capital ratio	2.0%	2.2%
Debt-to-equity ratio	2.0%	2.3%
The Insurance Entities are required annually to comply with the NAIC RBC requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2019, based on calculations using the appropriate NAIC RBC formula, the Insurance Entities’ reported, and respective total adjusted capital was in excess of the requirements. Failure by the Insurance Entities to maintain the required level of statutory capital and surplus could result in the suspension of their authority to write new or renewal business, other regulatory actions, or ultimately, in the revocation of their certificate of authority by the FLOIR.
In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. UPCIC is in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to submit quarterly filings to the FLOIR; (iii) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (iv) misuses proceeds of the surplus note; (v) makes any misrepresentations in the application for the program; (vi) pays any dividend when principal or interest payments are past due under the surplus note; or (vii) fails to maintain a level of surplus and reinsurance sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the FLOIR annually. To avoid a penalty rate, UPCIC must maintain either a ratio of net written premium to surplus of 2:1 or a ratio of gross written premium of 6:1 according to a calculation method set forth in the surplus note. As of December 31, 2019, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates. At December 31, 2019, UPCIC was in compliance with the terms of the surplus note. Total adjusted capital surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.
Common Stock Repurchases
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
In total, during the year ended December 31, 2019, we repurchased an aggregate of 2,337,825 shares of our common stock in the open market at an aggregate purchase price of $66.2 million. Also see “Part II, Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Registrant Purchases of Equity Securities” for share repurchase activity during 2019 and the three months ended December 31, 2019.

Cash Dividends
The following table summarizes the dividends declared and paid by the Company during the year ended December 31, 2019:

	Dividend	Shareholders	Dividend	Cash Dividend
2019	Declared Date	Record Date	Payable Date	Per Share Amount
First Quarter	January 31, 2019	March 11, 2019	March 25, 2019	$0.16
Second Quarter	April 10, 2019	May 3, 2019	May 10, 2019	$0.16
Third Quarter	June 5, 2019	July 3, 2019	July 17, 2019	$0.16
Fourth Quarter	November 14, 2019	December 13, 2019	December 20, 2019	$0.29

Reinsurance Recoverable
The following table provides total unpaid loss and LAE, net of related reinsurance recoverable for the dates presented (in thousands):

	Years Ended December 31,
	2019	2018
Unpaid loss and LAE, net	$54,156	$55,765
IBNR loss and LAE, net	90,383	23,699
Total unpaid loss and LAE, net	$144,539	$79,464

Reinsurance recoverable on unpaid loss and LAE	$9,119	$47,103
Reinsurance recoverable on IBNR loss and LAE	114,102	346,262
Total reinsurance recoverable on unpaid loss and LAE	$123,221	$393,365

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

The following table provides the statutory loss ratios, expense ratios and combined ratios for the periods indicated for the Insurance Entities:

	Years Ended December 31,
	2019	2018
Loss and LAE Ratio (1)
UPCIC	72%	63%
APPCIC	26%	63%
Expense Ratio (1)
UPCIC	36%	35%
APPCIC	53%	70%
Combined Ratio (1)
UPCIC	108%	98%
APPCIC	79%	133%

(1)
The ratios are net of ceded premiums and losses and LAE, including premiums ceded to our catastrophe reinsurers which comprise a significant cost, and losses and LAE ceded to reinsurers. The expense ratio includes management fees and commissions, which are based on market rates, paid to an affiliate of the Insurance Entities in the amount of $104.6 million and $95.1 million for UPCIC for the years ended December 31, 2019 and 2018, respectively, and $0.6 million for each of the years ended December 31, 2019 and 2018 for APPCIC. The management fees and commissions paid to the affiliate are eliminated in consolidation.

Ratings
The Insurance Entities’ financial strength is rated by a rating agency to measure the Insurance Entities’ ability to meet their financial obligations to its policyholders. The agency maintains a letter scale Financial Stability Rating® system ranging from A” (A double prime) to L (licensed by state regulatory authorities).
In December 2019, Demotech, Inc. affirmed the Financial Stability Rating® of “A” for the Insurance Entities. According to Demotech, Inc., the assigned rating represents a company’s continued positive surplus related to policyholders, liquidity of invested assets, an acceptable level of financial leverage, reasonable loss and LAE reserves, and realistic pricing. The ratings of the Insurance Entities are subject to at least annual review by Demotech, Inc., and may be revised upward or downward or revoked at the sole discretion of Demotech, Inc. Financial Stability Ratings® are primarily directed towards policyholders, and are not evaluations directed toward the protection of investors in a company, including holders of a company’s common stock, and are not recommendations to buy, sell or hold securities. See “Item 1A—Risk Factors—Risks Relating to Our Business—A downgrade in our Financial Stability Rating® may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition.”
Contractual Obligations
The following table represents our contractual obligations for which cash flows are fixed or determinable as of December 31, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Reinsurance payable and multi-year commitments (1)	$325,743	$122,581	$203,162	$—	$—
Unpaid losses and LAE, direct (2)	267,760	163,601	77,918	19,279	6,962
Long-term debt	10,514	1,629	4,738	3,035	1,112
Total contractual obligations	$604,017	$287,811	$285,818	$22,314	$8,074

(1)	The 1-3 years amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 8—Note 15 (Commitments and Contingencies).”

(2)
There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through December 31, 2019. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from our reinsurance program. See “Item 8—Note 4 (Reinsurance).”

Impact of Inflation and Changing Prices
The financial statements and related data presented herein have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Our primary assets are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of the general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the cost of paying losses and LAE.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
Liability for Unpaid Losses and LAE
A liability, net of estimated subrogation, is established to provide for the estimated costs of paying losses and LAE under insurance policies the Insurance Entities have issued. Underwriting results are significantly influenced by an estimate of a liability for unpaid losses and LAE. The liability is an estimate of amounts necessary to settle all outstanding claims, including claims that have been incurred, but not yet reported as of the financial statement date. The process of estimating loss reserves requires significant judgment due to a number of variables, such as the type, severity and jurisdiction of loss, economic conditions including inflation, social attitudes, judicial decisions and legislative development and changes in claims handling procedures. These variables will inherently result in an ultimate liability that will differ from initial estimates. See “Item 1A—Risk Factors—Risks Relating to Our Business—Actual claims incurred have exceeded, and in the future may exceed, reserves established for claims, adversely affecting our operating results and financial condition.” We revise our reserve for unpaid losses as additional information becomes available, and reflect adjustments, if any, in our earnings in the periods in which we determine the adjustments are necessary. We estimate and accrue our right to subrogate reported or estimated claims against other parties. Subrogated claims are recorded at amounts estimated to be received from the subrogated parties, net of expenses and netted against unpaid losses and LAE.

See “Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a discussion of the Company’s basis and methodologies used to establish its liability for unpaid losses and LAE along with the following quantitative disclosures:

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
We utilize independent actuaries to help establish liabilities for unpaid losses, anticipated loss recoveries and LAE. We do not discount the liability for unpaid losses and LAE for financial statement purposes. In establishing the liability for unpaid losses and LAE, actuarial judgment is relied upon in order to make appropriate assumptions to estimate a best estimate of ultimate losses. There are inherent uncertainties associated with this estimation process, especially when a company is undergoing changes in its claims settlement practices, when a company has limited experience in a certain area or when behaviors of policyholders are influenced by external factors and/or market dynamics. As an example, a dramatic change occurred during calendar year 2015 when we realigned our adjusting teams as well as launched our Fast Track initiative, reducing settlement costs and strengthening case reserve adequacy for claims reported during the year. These changes have had a meaningful influence on development pattern selections applied to 2013 through 2017 accident year claims in the reserving estimates for each of the methods described in “Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses).” More recently, since 2016 there has been a significant increase in efforts to pursue subrogation against third parties responsible for property damage losses to our insureds. As a result, anticipated subrogation recoveries are reviewed and estimated on a stand-alone basis in the Company’s reserve analysis. Market dynamics in Florida include the use of assignments of benefits (“AOB”) and the resulting increase in litigation against the Company. As a result of the use of AOBs, as well as the continued overall increase in represented claims and claims-related abuses in Florida, we have increased our estimates of ultimate losses for the most recent and prior accident years.

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
In compliance with annual statutory reporting requirements, our appointed independent actuary provides a Statement of Actuarial Opinion (“SAO”) indicating that carried loss and LAE reserves recorded at each annual balance sheet date make a reasonable provision for all of the Insurance Entities’ unpaid loss and LAE obligations under the terms of contracts and agreements with our policyholders. Recorded reserves are compared to the indicated range provided in the actuary’s report accompanying the SAO. At December 31, 2019, the recorded amount for net loss and LAE falls within the range determined by the appointed independent actuaries and approximates their best estimate.
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
The inherent uncertainty associated with our loss and LAE liability is magnified due to our concentration of property business in catastrophe-exposed and litigious states, primarily Florida. In 2018, for example, loss and expense payments for Hurricane Irma claims exceeded initial liability estimates that were established at year-end 2017, which was shortly after the event occurred. This unexpected development was partially due to the influence of plaintiff attorneys in the claim filing process; both at initial contact prior to coverage validation or damage assessment, and after claims were settled and closed which resulted in a large number of claims being reopened during the year. In 2019, UPCIC continued to experience unanticipated unfavorable development on losses from claims being reopened and new claims being opened due to public adjusters encouraging policyholders to file new claims. Due to the relatively low frequency and inherent uncertainty of catastrophe events, the parameters utilized in loss estimation methodologies are updated whenever new information emerges.

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
Due to the uncertainties involved, the ultimate cost of losses and LAE may vary materially from recorded amounts, which are based on our best estimates. The liability for unpaid losses and LAE at December 31, 2019 is $267.8 million.
Reinsurance
In the normal course of business, we seek to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. While ceding premiums to reinsurers reduces our risk of exposure in the event of catastrophic losses, it also reduces our potential for greater profits in the event that such catastrophic events do not occur. We believe that the extent of our reinsurance level of protection is typical of, or exceeds, that of other insurers actively writing in the Florida homeowners insurance market. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreement and consistent with the establishment of our gross liability. The Insurance Entities’ reinsurance policies do not relieve them from their obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses; consequently, allowances are established for amounts deemed uncollectible from reinsurers. No such allowance was deemed necessary as of December 31, 2019.
Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) revised U.S. GAAP with the issuance of Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions and clarifying certain requirements regarding franchise taxes, goodwill, consolidated tax expenses and annual effective tax rate calculations. The ASU is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact of this standard on our consolidated financial statements.
In June 2016, the FASB revised U.S. GAAP with the issuance of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), that introduces a new process for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new ASU will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income and (4) beneficial interests in securitized financial assets. The ASU changes the current practice of recording a permanent write down (other than temporary impairment) for probable credit losses, which is more restrictive than the new ASU requirement that would estimate credit losses, then recorded through a temporary allowance account that can be re-measured as estimated credit losses change. The ASU further limited estimated credit losses relating to available-for-sale securities to the amount which fair value is below amortized cost. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We do not believe that this standard will have a material impact on our consolidated financial statements.

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
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of December 31, 2019 is comprised of available-for-sale debt securities and equities securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
The primary objectives of the investment portfolio are the preservation of capital and providing adequate liquidity for potential claim payments and other cash needs. The portfolio’s secondary investment objective is to provide a total rate of return with an emphasis on investment income. None of our investments in risk-sensitive Financial Instruments were entered into for trading purposes.
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
The following tables provide information about our fixed income Financial Instruments as of December 31, 2019 compared to December 31, 2018, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	December 31, 2019
	2020	2021	2022	2023	2024	Thereafter	Other	Total
Amortized cost	$106,961	$107,705	$59,350	$124,596	$98,477	$331,082	$165	$828,336
Fair market value	$107,259	$108,516	$60,105	$128,599	$101,345	$349,259	$201	$855,284
Coupon rate	2.46%	2.58%	3.06%	3.52%	3.50%	3.64%	7.50%	3.28%
Book yield	2.46%	2.44%	2.77%	3.27%	3.03%	3.47%	6.31%	3.08%
* Years to effective maturity - 3.5 years

	December 31, 2018
	2019	2020	2021	2022	2023	Thereafter	Other	Total
Amortized cost	$123,110	$109,690	$114,580	$55,542	$121,363	$301,454	$5,388	$831,127
Fair market value	$122,333	$108,564	$112,917	$54,309	$119,945	$297,214	$5,156	$820,438
Coupon rate	2.04%	2.35%	2.63%	2.99%	3.32%	3.90%	6.15%	3.11%
Book yield	1.88%	2.24%	2.43%	2.83%	3.18%	3.68%	5.96%	2.94%
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

The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	December 31, 2019		December 31, 2018
	Fair Value	Percent	Fair Value	Percent
Equity securities:
Common stock	$2,377	5.4%	$15,564	24.6%
Mutual funds	41,340	94.6%	47,713	75.4%
Total equity securities	$43,717	100.0%	$63,277	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at December 31, 2019 and 2018 would have resulted in a decrease of $8.7 million and $12.7 million, respectively, in the fair value of those securities.

Item 8.	Financial Statements and supplementary data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Universal Insurance Holdings, Inc. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Universal Insurance Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and schedules (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the COSO framework.

Basis for Opinion

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current audit period of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liability for Unpaid Losses and Loss Adjustment Expenses

As described in Note 17 to the financial statements, the Company’s estimated liability for unpaid losses and loss adjustment expense (LAE) totaled $267.8 million at December 31, 2019. The balance consists of three components: (1) an amount determined from current loss reports for individual cases reported but unpaid based on past experience of similar cases settled, (2) an amount for claims incurred but not reported and development of reported claims based on a range of actuarial methodologies and assumptions and (3) an amount for expenses for investigating and the settlement of reported and unreported claims. Estimating the liability for unpaid losses and LAE requires significant judgment relating to factors such as claim development patterns, severity, type and jurisdiction of loss, economic conditions, legislative development and a variety of actuarial assumptions. Management engages an independent actuarial firm to prepare an actuarial analysis of unpaid losses and LAE and provide a statement of actuarial opinion on management’s estimate of unpaid losses and LAE. Estimating the liability for unpaid losses and LAE is inherently uncertain, dependent on management judgement and significantly impacted by claim and actuarial factors and conditions which may change over time. The ultimate settlement of unpaid losses and LAE may vary materially from the recorded liability, and such variance may adversely affect the Company’s financial results. For these reasons, we identified the estimate of unpaid losses and LAE as a critical audit matter as it involved especially subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included:

•
Obtaining an understanding, evaluating the design and testing the operating effectiveness of key controls over the process and data used by management to estimate the liability for unpaid losses and LAE including those controls related to the estimation of and management’s review of the estimated liability of unpaid losses and LAE.

•
Testing the completeness, integrity and accuracy of the underlying data used by the Company’s actuary such as paid loss data, case reserve data, loss adjustment expense data and loss development tables;

•	Verifying the consistency of the estimation process between years, management’s selection of its estimate for unpaid losses and LAE, reviewing historical estimates and reported loss ratios;

•
Obtaining and reviewing the independent actuarial report and gaining an understanding from the actuary of the objectives and scope of their work, consistency of methods and assumptions used in the current year as compared to previous years;

•
Assessing the adverse development of prior estimates of the liability for unpaid losses and LAE and requesting explanations of changes in these estimates to understand significant factors on the development of prior estimates. We held discussions with the external independent actuary, internal actuary, and members of the executive management team and obtained corroborating evidence in order to draw a conclusion about the assumptions and judgment used by management in the current year.

/s/ Plante & Moran, PLLC
Certified Public Accountants
We have served as the Company’s auditor since 2002.

Chicago, Illinois
March 2, 2020

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2019	2018
ASSETS
Available-for-sale debt securities, at fair value (amortized cost: $828,336 and $831,127)	$855,284	$820,438
Equity securities, at fair value (cost: $43,523 and $86,271)	43,717	63,277
Investment real estate, net	15,585	24,439
Total invested assets	914,586	908,154
Cash and cash equivalents	182,109	166,428
Restricted cash and cash equivalents	2,635	2,635
Prepaid reinsurance premiums	175,208	142,750
Reinsurance recoverable	193,236	418,603
Premiums receivable, net	63,883	59,858
Property and equipment, net	41,351	34,991
Deferred policy acquisition costs	91,882	84,686
Income taxes recoverable	34,283	11,159
Deferred income tax asset, net	3,351	14,586
Other assets	17,328	14,540
Total assets	$1,719,852	$1,858,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$267,760	$472,829
Unearned premiums	661,279	601,679
Advance premium	30,975	26,222
Accounts payable	2,099	3,059
Book overdraft	90,401	102,843
Reinsurance payable, net	122,581	93,306
Other liabilities and accrued expenses	40,930	45,422
Long-term debt	9,926	11,397
Total liabilities	1,225,951	1,356,757
Commitments and Contingencies (Note 15)
STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference - $9.99 and $9.99 per share
Common stock, $.01 par value	467	465
Authorized shares - 55,000
Issued shares - 46,707 and 46,514
Outstanding shares - 32,638 and 34,783
Treasury shares, at cost - 14,069 and 11,731	(196,585)	(130,399)
Additional paid-in capital	96,036	86,353
Accumulated other comprehensive income (loss), net of taxes	20,364	(8,010)
Retained earnings	573,619	553,224
Total stockholders’ equity	493,901	501,633
Total liabilities and stockholders’ equity	$1,719,852	$1,858,390

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended December 31,
	2019	2018	2017
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$1,292,721	$1,190,875	$1,055,886
Change in unearned premium	(59,600)	(69,235)	(56,688)
Direct premium earned	1,233,121	1,121,640	999,198
Ceded premium earned	(390,619)	(353,258)	(310,405)
Premiums earned, net	842,502	768,382	688,793
Net investment income	30,743	24,816	13,460
Net realized gains (losses) on investments	(12,715)	(2,089)	2,570
Net change in unrealized gains (losses) of equity securities	23,188	(17,169)	—
Commission revenue	26,101	22,438	21,253
Policy fees	21,560	20,275	18,838
Other revenue	7,972	7,163	7,002
Total premiums earned and other revenues	939,351	823,816	751,916
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	603,406	414,455	350,428
General and administrative expenses	272,428	256,488	231,004
Total operating costs and expenses	875,834	670,943	581,432
INCOME BEFORE INCOME TAXES	63,517	152,873	170,484
Income tax expense	17,003	35,822	63,549
NET INCOME	$46,514	$117,051	$106,935
Basic earnings per common share	$1.37	$3.36	$3.07
Weighted average common shares outstanding - Basic	33,893	34,856	34,841
Diluted earnings per common share	$1.36	$3.27	$2.99
Weighted average common shares outstanding - Diluted	34,233	35,786	35,809
Cash dividend declared per common share	$0.77	$0.73	$0.69

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2019	2018	2017
Net income	$46,514	$117,051	$106,935
Other comprehensive income (loss)	28,374	(4,748)	127
Comprehensive income (loss)	$74,888	$112,303	$107,062

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2016	(10,272)		45,324	10	$453	$—	$82,263	$381,864	$(6,408)	$(86,982)	$371,190
Vesting of performance share units	(41)	(1)	115	—	1	—	(1)	—	—	(1,183)	(1,183)
Stock option exercises	(450)	(1)	804	—	8	—	5,578	—	—	(11,625)	(6,039)
Common stock issued	—		26	—	1	—	634	—	—	—	635
Retirement of treasury shares	491	(1)	(491)	—	(5)	—	(12,803)	—	—	12,808	—
Purchases of treasury stock	(771)		—	—	—	—	—	—	—	(18,141)	(18,141)
Share-based compensation	—		—	—	—	—	10,515	—	—	—	10,515
Net income	—		—	—	—	—	—	106,935	—	—	106,935
Change in net unrealized gains (losses), net of taxes	—		—	—	—	—	—	—	127	—	127
Declaration of dividends ($0.69 per common share and $1.00 per preferred share)	—		—	—	—	—	—	(24,051)	—	—	(24,051)
Balance, December 31, 2017	(11,043)		45,778	10	458	—	86,186	464,748	(6,281)	(105,123)	439,988
Cumulative effect of change in accounting principle (ASU 2016-01)			—	—	—	—	—	(3,601)	3,601	—	—
Balance, January 1, 2018	(11,043)		45,778	10	458	—	86,186	461,147	(2,680)	(105,123)	439,988
Vesting of performance share units	(43)	(1)	127	—	1	—	(1)	—	—	(1,273)	(1,273)
Grants and vesting of restricted stock	(4)	(1)	80	—	1	—	(1)	—	—	(154)	(154)
Stock option exercises	(1,314)	(1)	1,890	—	19	—	36,568	—	—	(47,772)	(11,185)
Retirement of treasury shares	1,361	(1)	(1,361)	—	(14)	—	(49,185)	—	—	49,199	—
Purchases of treasury stock	(688)		—	—	—	—	—	—	—	(25,276)	(25,276)
Share-based compensation	—		—	—	—	—	12,786	—	—	—	12,786
Net income	—		—	—	—	—	—	117,051	—	—	117,051
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	(4,748)	—	(4,748)
Reclassification of income taxes upon adoption of ASU 2018-02	—		—	—	—	—	—	582	(582)	—	—
Declaration of dividends ($0.73 per common share and $1.00 per preferred share)	—		—	—	—	—	—	(25,556)	—	—	(25,556)
Balance, December 31, 2018	(11,731)		46,514	10	465	—	86,353	553,224	(8,010)	(130,399)	501,633
Vesting of performance share units	(56)	(1)	148	—	2	—	(2)	—	—	(2,069)	(2,069)
Grants and vesting of restricted stock	(41)	(1)	50	—	—	—	—	—	—	(1,183)	(1,183)
Vesting of restricted stock units	(10)	(1)	25	—	—	—	—	—	—	(259)	(259)
Stock option exercises	(79)	(1)	151	—	2	—	2,661	—	—	(2,622)	41
Common stock issued	—		5	—	—	—	147	—	—	—	147
Retirement of treasury shares	186	(1)	(186)	—	(2)	—	(6,131)	—	—	6,133	—
Purchases of treasury stock	(2,338)		—	—	—	—	—	—	—	(66,186)	(66,186)
Share-based compensation	—		—	—	—	—	13,008	—	—	—	13,008
Net income	—		—	—	—	—	—	46,514	—	—	46,514
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	28,374	—	28,374
Declaration of dividends ($0.77 per common share and $1.00 per preferred share)	—		—	—	—	—	—	(26,119)	—	—	(26,119)
Balance, December 31, 2019	(14,069)		46,707	10	$467	$—	$96,036	$573,619	$20,364	$(196,585)	$493,901

(1)
All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of stock options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net Income	$46,514	$117,051	$106,935
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	453	467	501
Depreciation and amortization	4,957	4,820	4,058
Amortization of share-based compensation	13,008	12,786	10,515
Amortization of original issue discount on debt	—	—	10
Book overdraft increase (decrease)	(12,442)	66,128	36,715
Net realized (gains) losses sale on investments	12,715	2,089	(2,570)
Net change in unrealized gains (losses) of equity securities	(23,188)	17,169	—
Amortization of premium/accretion of discount, net	1,663	1,482	3,994
Deferred income taxes	1,972	(3,740)	1,309
Excess tax (benefit) shortfall from share-based compensation	(641)	(5,427)	(5,793)
Other	411	196	35
Issuance of common stock	147	—	634
Net change in assets and liabilities relating to operating activities:
Prepaid reinsurance premiums	(32,458)	(9,944)	(8,421)
Reinsurance recoverable	225,367	(236,198)	(182,299)
Reinsurance receivable, net	—	—	186
Premiums receivable, net	(4,475)	(3,823)	(3,162)
Accrued investment income	(330)	(1,149)	(708)
Income taxes recoverable	(22,483)	3,741	(417)
Deferred policy acquisition costs, net	(7,196)	(11,627)	(8,147)
Other assets	(2,498)	(968)	(1,860)
Unpaid losses and loss adjustment expenses	(205,069)	224,404	189,931
Unearned premiums	59,600	69,235	56,688
Accounts payable	(960)	193	(321)
Reinsurance payable, net	29,275	(17,075)	29,490
Other liabilities and accrued expenses	(4,497)	289	9,287
Advance premium	4,753	6	8,420
Net cash provided by (used in) operating activities	84,598	230,105	245,010
Cash flows from investing activities:
Proceeds from sale of property and equipment	38	35	23
Purchases of property and equipment	(11,314)	(6,731)	(4,618)
Purchases of equity securities	(1,351)	(25,803)	(89,302)
Purchases of available-for-sale debt securities	(221,647)	(437,635)	(180,604)
Purchases of short-term investments	—	—	(10,000)
Purchases of investment real estate, net	(883)	(6,375)	(7,218)
Proceeds from sales of equity securities	29,680	8,285	77,640
Proceeds from sales of available-for-sale debt securities	77,790	134,591	26,179
Proceeds from sales of investment real estate	10,537	—	—
Maturities of available-for-sale debt securities	145,476	111,347	97,191
Maturities of short-term investments	—	10,000	5,000
Net cash provided by (used in) investing activities	28,326	(212,286)	(85,709)
Cash flows from financing activities:
Preferred stock dividend	(10)	(10)	(10)
Common stock dividend	(26,106)	(25,508)	(24,001)
Issuance of common stock for stock option exercises	239	102	—
Purchase of treasury stock	(66,186)	(25,276)	(18,141)
Payments related to tax withholding for share-based compensation	(3,709)	(12,714)	(7,223)
Repayment of debt	(1,471)	(1,471)	(2,170)
Net cash provided by (used in) financing activities	(97,243)	(64,877)	(51,545)
Cash and cash equivalents, and restricted cash and cash equivalents:
Net increase (decrease) during the period	15,681	(47,058)	107,756
Balance, beginning of period	169,063	216,121	108,365
Balance, end of period	$184,744	$169,063	$216,121
Supplemental cash and non-cash flow disclosures:
Interest paid	$248	$346	$348
Income taxes paid	$38,945	$41,996	$68,883
Income tax refund	$789	$747	$434

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Consolidated Balance Sheets (in thousands):

	As of December 31,
	2019	2018	2017
Cash and cash equivalents	$182,109	$166,428	$213,486
Restricted cash and cash equivalents (1)	2,635	2,635	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$184,744	$169,063	$216,121

(1) See “—Note 5 (Insurance Operations),” for a discussion of the nature of the restrictions for restricted cash and cash equivalents.

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations, Basis of Presentation and Consolidation
Universal Insurance Holdings, Inc. (“UVE”, and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”, and together with UPCIC, the “Insurance Entities”) the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance currently offered in 18 states as of December 31, 2019, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations),” for more information regarding the Company’s insurance operations.

The Company generates revenues primarily from the collection of premiums and invests funds in excess of those retained for claims-paying obligations and insurance operations. Other significant sources of revenue include brokerage commissions collected from reinsurers on certain reinsurance programs placed by the Insurance Entities, policy fees collected from policyholders by our wholly-owned managing general agent (“MGA”) subsidiary and payment plan fees charged to policyholders who choose to pay their premiums in installments. Our wholly-owned adjusting company receives claims-handling fees from the Insurance Entities. The Insurance Entities are reimbursed for these fees on claims that are subject to recovery under the Insurance Entities’ respective reinsurance programs. These fees, after expenses, are recorded in the consolidated financial statements as an adjustment to losses and loss adjustment expense.
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

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s primary use of estimates are in the recognition of liabilities for unpaid losses, loss adjustment expenses and subrogation recoveries, and reinsurance recoveries. Actual results could differ from those estimates.

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
Restricted Cash and Cash Equivalents. The Company classifies amounts of cash and cash equivalents that are restricted in terms of their use and withdrawal separately in the face of the Consolidated Balance Sheets. See “—Note 5 (Insurance Operations),” for a discussion of the nature of the restrictions.

Investment, Securities Available for Sale. The Company’s investments in debt securities and short-term investments are classified as available-for-sale with maturities of greater than three months. Available-for-sale debt securities and short-term investments are recorded at fair value in the consolidated balance sheet. Unrealized gains and losses on available-for-sale debt securities and short-term investments are excluded from earnings and reported as a component of other comprehensive income (“OCI”), net of related deferred taxes until reclassified to earnings upon the consummation of sales transaction with an unrelated third party or when the decline in fair value is deemed other than temporary. Gains and losses realized on the disposition of debt securities available-for-sale are determined on the FIFO basis and credited or charged to income. Premium and discount on investment securities are amortized and accreted using the interest method and charged or credited to investment income.
Investment, Equity Securities. The Company’s investment in equity securities are recorded at fair value in the consolidated balance sheet with changes in the fair value of equity securities reported in current period earnings in the consolidated statements of income within net change in unrealized gains (losses) of equity securities as they occur.
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
Premiums Receivable. Generally, premiums are collected prior to or during the policy period as permitted under the Insurance Entities payment plans. Credit risk is minimized through the effective administration of policy payment plans whereby rules governing policy cancellation minimize exposure to credit risk. The Company performs a policy level evaluation to determine the extent the premiums receivable balance exceeds the unearned premiums balance. The Company then ages this exposure to establish an allowance for doubtful accounts based on prior credit experience. As of December 31, 2019 and 2018, the Company recorded allowances for doubtful accounts in the amounts of $749 thousand and $711 thousand, respectively.
Property and Equipment. Property and equipment is recorded at cost less accumulated depreciation and is depreciated on the straight-line basis over the estimated useful life of the assets. Estimated useful life of all property and equipment ranges from three for equipment to twenty-seven-and-one-half years for buildings and improvements. Expenditures for improvements are capitalized and depreciated over the remaining useful life of the asset. Routine repairs and maintenance are expensed as incurred. Software is capitalized and amortized over three years. The Company reviews its property and equipment for impairment annually and/or whenever changes in circumstances indicate that the carrying amount may not be recoverable.
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

Policy Fees. Policy fees, which represents fees paid by policyholders to the MGA’s on all new and renewal insurance policies, are recognized as income upon policy inception.
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
Provision for Premium Deficiency. It is the Company’s policy to evaluate and recognize losses on insurance contracts when estimated future claims, deferred policy acquisition costs and maintenance costs under a group of existing contracts will exceed anticipated future premiums. No accruals for premium deficiency were considered necessary as of December 31, 2019 and 2018.
Reinsurance. Ceded written premium is recorded upon the effective date of the reinsurance contracts and earned over the contract period. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreements and consistent with the establishment of the gross insurance liability to the Company. Allowances are established for amounts deemed uncollectible, if any.
Income Taxes. The Company accounts for income taxes under the asset and liability method, that recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities based on the tax rates expected to be in effect during the periods in which the temporary differences reverse. Temporary differences arise when income or expenses are recognized in different periods in the consolidated financial statements than on the tax returns. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized. Income taxes include both estimated federal and state income taxes.
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

Fair Value Measurements. The Company’s policy is to record transfers of assets and liabilities, if any, between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. There were no transfers during the years ended December 31, 2019 or 2018.
Share-based Compensation. The Company accounts for share-based compensation based on the estimated grant-date fair value. The Company recognizes these compensation costs in general and administrative expenses and generally amortizes them on a straight-line basis over the requisite service period of the award, which is the vesting term. Individual tranches of performance-based awards are amortized separately since the vesting of each tranche is either subject to annual measures or time vesting. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions discussed in “—Note 9 (Share-Based Compensation).” The fair value of the restricted share grants, performance share units and restricted stock units are determined based on the market price on the date of grant.
Statutory Accounting. UPCIC and APPCIC are highly regulated and prepare and file financial statements in conformity with the statutory accounting practices prescribed or permitted by the Florida Office of Insurance Regulation (the “FLOIR”) and the National Association of Insurance Commissioners (“NAIC”), which differ from U.S. GAAP. The FLOIR requires insurance companies domiciled in Florida to prepare their statutory financial statements in accordance with the NAIC Accounting Practices and Procedures Manual (the “Manual”), as modified by the FLOIR. Accordingly, the admitted assets, liabilities and capital and surplus of UPCIC and APPCIC as of December 31, 2019 and 2018 and the results of operations and cash flows, for the years ended December 31, 2019, 2018 and 2017, for their regulatory filings have been prepared in accordance with statutory accounting principles as promulgated by the FLOIR and the NAIC. The statutory accounting principles are more restrictive than U.S. GAAP and are designed primarily to demonstrate the ability to meet obligations to policyholders and claimants.

NOTE 3 – INVESTMENTS

Securities Available for Sale
The following table provides the cost or amortized cost and fair value of debt securities available for sale as of the dates presented (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$53,688	$864	$(188)	$54,364
Corporate bonds	457,180	19,179	(141)	476,218
Mortgage-backed and asset-backed securities	304,285	7,400	(606)	311,079
Municipal bonds	3,397	103	(4)	3,496
Redeemable preferred stock	9,786	427	(86)	10,127
Total	$828,336	$27,973	$(1,025)	$855,284

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$67,435	$241	$(1,039)	$66,637
Corporate bonds	434,887	714	(6,736)	428,865
Mortgage-backed and asset-backed securities	312,840	912	(4,155)	309,597
Municipal bonds	3,405	—	(43)	3,362
Redeemable preferred stock	12,560	55	(638)	11,977
Total	$831,127	$1,922	$(12,611)	$820,438

The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (in thousands):

	December 31, 2019		December 31, 2018
		% of Total		% of Total
Average Credit Ratings	Fair Value	Fair Value	Fair Value	Fair Value
AAA	$372,442	43.6%	$388,672	47.4%
AA	99,103	11.6%	100,791	12.3%
A	238,766	27.9%	214,503	26.1%
BBB	143,889	16.8%	112,613	13.7%
BB and Below	—	—	494	0.1%
No Rating Available	1,084	0.1%	3,365	0.4%
Total	$855,284	100.0%	$820,438	100.0%

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
The following table summarizes the cost or amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:
Agency	$143,723	$144,729	$139,418	$136,291
Non-agency	71,140	75,896	61,689	61,933
Asset-backed securities:
Auto loan receivables	42,767	43,127	53,449	53,341
Credit card receivables	21,145	21,487	29,594	29,366
Other receivables	25,510	25,840	28,690	28,666
Total	$304,285	$311,079	$312,840	$309,597

The following table summarizes the fair value and gross unrealized losses on available-for-sale debt securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented (in thousands):

	December 31, 2019
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	2	$3,836	$(108)	4	$23,186	$(80)
Corporate bonds	18	16,808	(107)	7	5,866	(34)
Mortgage-backed and asset-backed securities	42	58,023	(245)	26	34,985	(361)
Municipal bonds	—	—	—	1	276	(4)
Redeemable preferred stock	6	630	(8)	4	1,489	(78)
Total	68	$79,297	$(468)	42	$65,802	$(557)

	December 31, 2018
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	—	$—	$—	13	$56,531	$(1,039)
Corporate bonds	228	210,152	(3,318)	160	131,225	(3,418)
Mortgage-backed and asset-backed securities	36	57,487	(196)	103	148,436	(3,959)
Municipal bonds	6	3,362	(43)	—	—	—
Redeemable preferred stock	61	8,092	(506)	5	1,034	(132)
Total	331	$279,093	$(4,063)	281	$337,226	$(8,548)

Evaluating Investments in Other Than Temporary Impairment (“OTTI”)

As of December 31, 2019, the Company held available-for-sale debt securities that were in an unrealized loss position as presented in the table above. For available-for-sale debt securities with significant declines in value, the Company performs quarterly fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For available-for-sale debt securities, the Company considers whether it has the intent and ability to hold the available-for-sale debt securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based on our analysis, our fixed income portfolio is of high quality and we believe that we will recover the amortized cost basis of our available-for-sale debt securities. We continually monitor the credit quality of our investments in available-for-sale debt securities to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. Additionally, the Company considers management’s intent and ability to hold the available-for-sale debt securities until recovery and its credit analysis of the individual issuers of the securities. Based on this process and analysis, management has no reason to believe the unrealized losses of the available-for-sale debt securities as of December 31, 2019 are other than temporary.
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	December 31, 2019
	Amortized Cost	Fair Value
Due in one year or less	$106,961	$107,259
Due after one year through five years	390,128	398,565
Due after five years through ten years	313,951	332,068
Due after ten years	17,131	17,191
Perpetual maturity securities	165	201
Total	$828,336	$855,284

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

The following table provides certain information related to available-for-sale debt securities, equity securities and investment real estate during the periods presented (in thousands):

	Years Ended December 31,
	2019	2018	2017
Proceeds from sales and maturities (fair value)
Available-for-sale debt securities	$223,266	$255,938	$128,370
Equity securities	$29,680	$8,285	$77,640
Gross realized gains on sale of securities:
Available-for-sale debt securities	$790	$326	$458
Equity securities	$367	$714	$2,415
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(298)	$(3,129)	$(150)
Equity securities	$(14,787)	$—	$(153)
Realized gains on sales of investment real estate	$1,213	$—	$—

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Years Ended December 31,
	2019	2018	2017
Available-for-sale debt securities	$24,989	$18,198	$12,375
Equity securities	2,648	2,978	1,799
Available-for-sale short-term investments	—	145	22
Cash and cash equivalents (1)	5,176	5,540	1,043
Other (2)	1,008	915	416
Total investment income	33,821	27,776	15,655
Less: Investment expenses (3)	(3,078)	(2,960)	(2,195)
Net investment income	$30,743	$24,816	$13,460

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Equity Securities

The following table provides the unrealized gains and (losses) recorded during the periods presented on equity securities still held at the end of the reported period (in thousands):

	Years Ended December 31,
	2019	2018	2017
Unrealized gains and (losses) recognized during the reported period on equity securities still held at the end of the reporting period	$4,163	$(17,169)	$—

Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	As of December 31,
	2019	2018
Income Producing:
Investment real estate	$14,679	$14,619
Less: Accumulated depreciation	(1,284)	(870)
	13,395	13,749
Non-Income Producing:
Investment real estate	2,190	10,690
Investment real estate, net	$15,585	$24,439

During the year ended December 31, 2019, the Company completed the sale of investment real estate. The Company received net cash proceeds of approximately $10.5 million and recognized a pre-tax gain of approximately $1.2 million that is included in net realized gains (losses) on investments in the Consolidated Statements of Income for the year ended December 31, 2019.
Depreciation expense related to investment real estate for the periods presented (in thousands):

	Years Ended December 31,
	2019	2018	2017
Depreciation expense on investment real estate	$414	$410	$179

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
Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance contracts and consistent with the establishment of the gross liability for losses, LAE and other expenses. Reinsurance premiums, losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.
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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of December 31, 2019
		Standard
	AM Best	and Poor’s Rating	Moody’s Investors	Due from as of December 31,
Reinsurer	Company	Services, Inc.	Service, Inc.	2019	2018
Florida Hurricane Catastrophe Fund (1)	n/a	n/a	n/a	$199,647	$165,022
Allianz Risk Transfer	A+	AA	Aa3	19,269	139,565
Renaissance Reinsurance Ltd	—	—	—	—	39,459
Chubb Tempest Reinsurance Ltd	—	—	—	—	16,208
Total (2)				$218,916	$360,254

(1)	No rating is available, because the fund is not rated.

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

The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statements of Income for the periods presented (in thousands):

	For the Year Ended December 31, 2019
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,292,721	$1,233,121	$1,084,604
Ceded	(423,076)	(390,619)	(481,198)
Net	$869,645	$842,502	$603,406

	For the Year Ended December 31, 2018
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,190,875	$1,121,640	$1,325,323
Ceded	(363,201)	(353,258)	(910,868)
Net	$827,674	$768,382	$414,455

	For the Year Ended December 31, 2017
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,055,886	$999,198	$779,122
Ceded	(318,826)	(310,405)	(428,694)
Net	$737,060	$688,793	$350,428

The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Consolidated Balance Sheets as of the dates presented (in thousands):

	As of December 31,
	2019	2018
Prepaid reinsurance premiums	$175,208	$142,750
Reinsurance recoverable on paid losses and LAE	$70,015	$25,238
Reinsurance recoverable on unpaid losses and LAE	123,221	393,365
Reinsurance recoverable	$193,236	$418,603

NOTE 5 – INSURANCE OPERATIONS
Deferred Policy Acquisition Costs
The Company defers certain costs in connection with written premiums, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Years Ended December 31,
	2019	2018	2017
DPAC, beginning of year	$84,686	$73,059	$64,912
Capitalized Costs	184,039	174,814	144,849
Amortization of DPAC	(176,843)	(163,187)	(136,702)
DPAC, end of year	$91,882	$84,686	$73,059

Regulatory Requirements and Restrictions
The Insurance Entities are subject to regulations and standards of the Florida Office of Insurance Regulation (“FLOIR”). UPCIC also is subject to regulations and standards of regulatory authorities in other states where it is licensed, although as a Florida-domiciled insurer, its principal regulatory authority is the FLOIR. These standards require the Insurance Entities to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the Insurance Entities to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by UPCIC and APPCIC to their immediate parent company, Protection Solutions, Inc. (“PSI”, formally known as Universal Insurance Holding Company of Florida), without prior regulatory approval is limited by the provisions of the Florida Insurance Code. These dividends are referred to as “ordinary dividends.” However, if the dividend, together with other dividends paid within the preceding twelve months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.
In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of December 31, 2019, UPCIC has the capacity to pay ordinary dividends of $12.1 million during 2020. APPCIC, based on its surplus position and earnings history as of December 31, 2019, is unable to pay any ordinary dividends during 2020. For the years ended December 31, 2019 and 2018, no dividends were paid from UPCIC or APPCIC to PSI.
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

	As of December 31,
	2019	2018
Ten percent of total liabilities
UPCIC	$99,228	$90,610
APPCIC	$621	$489
Statutory capital and surplus
UPCIC	$301,120	$291,438
APPCIC	$16,433	$15,973

As of the dates in the table above, both UPCIC and APPCIC exceeded the minimum statutory capitalization requirement. UPCIC also met the capitalization requirements of the other states in which it is licensed as of December 31, 2019. UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates. Statutory capital and surplus for UPCIC at December 31, 2019 includes a $30 million capital contribution funded in February 2020 by UVE through PSI, the Insurance Entities’ parent company, but permitted to be included in the statutory capital and surplus at December 31, 2019 with the permission of the FLOIR under statutory accounting principles. This contribution was not recognized on a U.S. GAAP basis at December 31, 2019.

The following table summarizes combined net income (loss) for UPCIC and APPCIC determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Years Ended December 31,
	2019	2018	2017
Combined net income (loss)	$(49,917)	$3,118	$35,650

Through PSI, the Insurance Entities’ parent company, UVE recorded contributions for the periods presented (in thousands):

	Years Ended December 31,
	2019	2018	2017
Capital Contributions	$—	$—	$—

UPCIC and APPCIC are required annually to comply with the NAIC risk-based capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of a weak or deteriorating condition. As of December 31, 2019, based on calculations using the appropriate NAIC RBC formula, UPCIC’s and APPCIC’s reported total adjusted capital was in excess of the requirements.
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	As of December 31,
	2019	2018
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,419	$3,876

NOTE 6 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of the dates presented (in thousands):

	As of December 31,
	2019	2018
Land	$5,344	$4,489
Building	24,091	24,027
Computers	7,885	7,390
Furniture	2,002	2,142
Automobiles and other vehicles	9,481	8,348
Software	2,835	2,689
Total	51,638	49,085
Less: Accumulated depreciation and amortization	(17,074)	(14,094)
Net of accumulated depreciation and amortization	34,564	34,991
Construction in progress	6,787	—
Property and equipment, net	$41,351	$34,991

Depreciation and amortization expense was $4.5 million, $4.4 million and $3.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 7 – LONG-TERM DEBT
Long-term debt consists of the following as of the dates presented (in thousands):

	As of December 31,
	2019	2018
Surplus note	$9,926	$11,397

Surplus Note
On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. The carrying amount of the surplus note is included in the statutory capital and surplus of UPCIC of approximately $9.9 million as of December 31, 2019.
The effective interest rate paid on the surplus note was 2.32%, 2.89% and 2.47% for the years ended December 31, 2019, 2018 and 2017, respectively. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Florida Commissioner of the OIR. Quarterly principal payments of $368 thousand are due through 2026. Aggregate principal payments of approximately $1.5 million were made during each of the years ended December 31, 2019, 2018 and 2017.

UPCIC is in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to submit quarterly filings to the FLOIR; (iii) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (iv) misuses proceeds of the surplus note; (v) makes any misrepresentations in the application for the program; (vi) pays any dividend when principal or interest payments are past due under the surplus note; or (vii) fails to maintain a level of surplus and reinsurance sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the FLOIR annually. To avoid a penalty rate, UPCIC must maintain either a ratio of net written premium to surplus of 2:1 or a ratio of gross written premiums to surplus of 6:1 according to a calculation method set forth in the surplus note. As of December 31, 2019, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to the penalty rate.
Maturities
The following table provides an estimate of principal payments to be made for the amounts due on the surplus note as of December 31, 2019 (in thousands):

2020	$1,471
2021	1,471
2022	1,471
2023	1,471
2024	1,471
Thereafter	2,571
Total	$9,926

Interest Expense
Interest expense was $0.2 million, $0.3 million, and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY
Cumulative Convertible Preferred Stock
As of December 31, 2019 and 2018, the Company had shares outstanding of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible by the Company into shares of common stock.
The following table provides certain information for the convertible Series A preferred stock as of the dates presented (in thousands, except conversion factor):

	As of December 31,
	2019	2018
Shares issued and outstanding	10	10
Conversion factor	2.50	2.50
Common shares resulting if converted	25	25

The Series A Preferred Stock pays a cumulative dividend of $0.25 per share per quarter. The Company declared and paid aggregate dividends to the holder of record of the Company’s Series A Preferred Stock of $10 thousand for each of the years ended December 31, 2019 and 2018.

Common Stock

From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares			Average
		Dollar	Repurchased During the Year		Aggregate	Price per
	Expiration	Amount	Ended December 31,		Purchase	Share	Plan
Date Authorized	Date	Authorized	2019	2018	Price	Repurchased	Completed
November 6, 2019	December 31, 2021	$40,000	403,142	—	$11,673	$28.96
May 6, 2019	December 31, 2020	$40,000	1,466,575	—	$40,000	$27.27	November 2019
December 12, 2018	May 31, 2020	$20,000	468,108	138,234	$20,000	$32.98	May 2019
September 5, 2017	December 31, 2018	$20,000	—	550,455	$19,789	$35.95	December 2018

Dividends Declared
The Company declared dividends on its outstanding shares of common stock to its shareholders of record as follows for the periods presented (in thousands, except per share amounts):

	For the Years Ended December 31,
	2019		2018		2017
	Per Share Amount	Aggregate Amount (1)	Per Share Amount	Aggregate Amount (1)	Per Share Amount	Aggregate Amount (1)
First Quarter	$0.16	$5,572	$0.14	$4,904	$0.14	$4,932
Second Quarter	$0.16	$5,545	$0.14	$4,920	$0.14	$4,887
Third Quarter	$0.16	$5,476	$0.16	$5,592	$0.14	$4,830
Fourth Quarter	$0.29	$9,516	$0.29	$10,130	$0.27	$9,392

(1)	Includes dividend equivalents due to certain employees who hold performance share units or restricted share units which are subject to time-vesting conditions.
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
Restrictions limiting the payment of dividends by UVE
UVE pays dividends to shareholders, which are funded by earnings on investments and distributions from the earnings of its consolidated subsidiaries. Generally, other than as disclosed above and in “—Note 7 (Long-Term Debt),” there are no restrictions for UVE limiting the payment of dividends. However, UVE’s ability to pay dividends to shareholders may be affected by restrictions on the ability of the Insurance Entities to pay dividends to UVE through PSI. See “—Note 5 (Insurance Operations),” for a discussion of these restrictions. There are no such restrictions for UVE’s non-insurance consolidated subsidiaries. UVE received distributions from the earnings of its non-insurance consolidated subsidiaries of $121.3 million, $96.6 million and $122.2 million during the years ended December 31, 2019, 2018 and 2017, respectively. UVE did not make any capital contributions to the to the Insurance Entities during the years ended December 31, 2019, 2018 and 2017. Statutory capital and surplus for UPCIC at December 31, 2019 includes a $30.0 million capital contribution funded in February 2020 by UVE through PSI, the Insurance Entities’ parent company, but permitted to be included in statutory capital and surplus at December 31, 2019 with the permission of the FLOIR under statutory accounting principles.
The Company prepares and files a consolidated federal tax return for UVE and its consolidated subsidiaries.

NOTE 9 – SHARE-BASED COMPENSATION
Equity Compensation Plan
Under the Company’s 2009 Omnibus Incentive Plan, as amended (the “Incentive Plan”), 2,352,920 shares remained reserved for issuance and were available for new awards under the Incentive Plan as of December 31, 2019.
Awards under the Incentive Plan may include incentive stock options, non-qualified stock option awards (“Stock Option”), stock appreciation rights, non-vested shares of common stock, restricted stock awards (“Restricted Stock”), performance share units (“PSUs”), restricted stock units (“RSUs”), and other share-based awards and cash-based incentive awards. Awards under the Incentive Plan may be granted to employees, directors, consultants or other persons providing services to the Company or its affiliates.
The following table provides certain information related to Stock Options, Restricted Stock, PSUs and RSUs during the year ended December 31, 2019 (in thousands, except per share data):

	For the Year Ended December 31, 2019
	Stock Options				Restricted Stock		Performance Share Units		Restricted Stock Units
	Number of Options (2)	Weighted Average Exercise Price per Share (1)	Aggregate Intrinsic Value	Weighted Average Remaining Term	Number of Shares (2)	Weighted Average Grant Date Fair Value per Share (1)	Number of Share Units (2)	Weighted Average Grant Date Fair Value per Share Units (1)	Number of Share Units (2)	Weighted Average Grant Date Fair Value per Share Units (1)
Outstanding as of December 31, 2018	1,776	$25.51			63	$34.38	220	$30.10	—	$—
Granted	400	31.52			50	30.73	77	33.47	50	26.47
Forfeited	—	—			n/a	n/a	n/a	n/a	n/a	n/a
Exercised	(151)	17.67			n/a	n/a	n/a	n/a	n/a	n/a
Vested	n/a	n/a			(97)	33.10	(148)	29.81	(25)	26.47
Expired	—	—			n/a	n/a	n/a	n/a	n/a	n/a
Outstanding as of December 31, 2019	2,025	$27.28	$5,076	6.73	16	$30.85	149	$32.13	25	$26.47
Exercisable as of December 31, 2019	1,051	$24.07	$4,866	5.90

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

(2)	All shares outstanding as of December 31, 2019, are expected to vest.

n/a	Not applicable

The following table provides certain information in connection with the Company’s share-based compensation arrangements for the periods presented (in thousands):

	Years Ended December 31,
	2019	2018	2017
Compensation expense:
Stock options	$6,516	$7,579	$6,907
Restricted stock	3,104	609	—
Performance share units	2,508	4,598	3,608
Restricted stock units	880	—	—
Total	$13,008	$12,786	$10,515
Deferred tax benefits:
Stock options	$1,522	$1,877	$2,640
Restricted stock	47	8	—
Performance share units	185	945	1,379
Restricted stock units	—	—	—
Total	$1,754	$2,830	$4,019
Realized tax benefits:
Stock options	$577	$7,957	$5,831
Restricted stock	37	—	—
Performance share units	1,163	920	1,264
Restricted stock units	—	—	—
Total	$1,777	$8,877	$7,095
Excess tax benefits (shortfall):
Stock options	$415	$5,330	$5,548
Restricted stock	(18)	—	—
Performance share units	244	97	245
Restricted stock units	—	—	—
Total	$641	$5,427	$5,793
Weighted average fair value per option or share:
Stock option grants	$9.82	$11.74	$10.18
Restricted stock grants	$30.73	$33.64	$—
Performance share unit grants	$33.47	$32.51	$27.20
Restricted stock unit grants	$26.47	$—	$—
Intrinsic value of options exercised	$2,343	$32,217	$15,256
Fair value of restricted stock vested	$2,783	$632	$—
Fair value of performance share units vested	$5,520	$3,726	$3,307
Fair value of restricted stock units vested	$657	$—	$—
Cash received for strike price and tax withholdings	$238	$120	$—
Shares acquired through cashless exercise (1)	186	1,361	491
Value of shares acquired through cashless exercise (1)	$6,133	$49,199	$12,808

(1)
All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of Stock Options exercised, Restricted Stock vested, PSUs vested or RSUs vested. These shares have been canceled by the Company.

The following table provides the amount of unrecognized compensation expense as of the most recent balance sheet date and the weighted average period over which those expenses will be recorded for Stock Options, Restricted Stock, PSUs and RSUs (dollars in thousands):

	As of December 31, 2019
	Stock Options	Restricted Stock	Performance Share Units	Restricted Stock Units
Unrecognized expense	$4,309	$514	$1,242	$443
Weighted average remaining years	1.53	1.00	1.40	0.67

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
The following table provides the assumptions utilized in the Black-Scholes model for Stock Options granted during the periods presented:

	Years Ended December 31,
	2019	2018	2017
Weighted-average risk-free interest rate	2.44%	2.69%	1.94%
Expected term of option in years	6.00	6.00	5.84
Weighted-average volatility	38.1%	40.2%	45.1%
Dividend yield	2.4%	1.7%	2.0%
Weighted average grant date fair value per share	$9.82	$11.74	$10.18

Restricted Stock, Performance Share Units and Restricted Stock Units
Restricted Stock, Performance Share Units and Restricted Stock Units are awarded to certain employees in consideration for services rendered pursuant to terms of employment agreements or to provide those employees a continued incentive to share in the success of the Company. Restricted Stock generally vests over a one- to three-year service period commencing on the grant date. Each performance share unit has a value equal to one share of common stock and generally vests over a three-year service period commencing on the grant date. Each restricted stock unit has a value equal to one share of common stock and generally vests over a one-year service period commencing on the grant date.

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
The plan titled the “Universal Property & Casualty 401(k) Profit Sharing Plan” (the “401(k) Plan”) is a defined contribution plan that allows employees to defer compensation through contributions to the 401(k) Plan. The contributions are invested on the employees’ behalf, and the benefits paid to employees are based on contributions and any earnings or losses. The 401(k) Plan includes a Company contribution of 100 percent of each eligible participant’s contribution up to a maximum of five percent of the participant’s compensation during the 401(k) Plan year. The Company may make additional profit-sharing contributions. However, no additional profit-sharing contribution was made during the years ended December 31, 2019, 2018 and 2017.
The Company accrued for aggregate contributions of approximately $2.2 million, $1.8 million and $1.6 million to the 401(k) Plan during the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS
There were no related party transactions for the years ended December 31, 2019, 2018 and 2017.

NOTE 12 – INCOME TAXES
Significant components of the income tax provision are as follows for the periods presented (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Current:
Federal	$12,328	$31,981	$53,962
State and local	2,703	7,581	8,278
Total current expense	15,031	39,562	62,240
Deferred:
Federal	1,622	(3,487)	851
State and local	350	(253)	458
Total deferred expense (benefit)	1,972	(3,740)	1,309
Income tax expense	$17,003	$35,822	$63,549

The following table reconciles the statutory federal income tax rate to the Company’s effective income tax rate for the periods presented:

	For the Years Ended December 31,
	2019	2018	2017
Expected provision at federal statutory tax rate	21.0%	21.0%	35.0%
Increases (decreases) resulting from:
State income tax, net of federal tax benefit	3.7%	3.8%	3.2%
Effect of change in tax rate	0.3%	—	2.8%
Disallowed meals & expenses	0.7%	0.3%	0.4%
Disallowed compensation	3.2%	1.3%	0.4%
Excess tax benefit	(1.0)%	(3.5)%	(3.4)%
Other, net	(1.1)%	0.5%	(1.1)%
Total income tax expense (benefit)	26.8%	23.4%	37.3%

The Company recognized excess income tax benefit of $0.6 million and $5.4 million from stock-based compensation awards that vested and/or were exercised during the years ended December 31, 2019 and 2018, respectively. Excess income tax benefits are reflected as an income tax benefit in the consolidated statements of income as a component of the provision for income taxes.
Changes in federal tax law have affected the Company’s balances of deferred income tax assets and liabilities. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law. The Tax Act amended the definition of annual rate and the computational rules for loss payment patterns. The Tax Act also provided transitional rules for the application of the amendments in the first taxable year beginning after December 31, 2017. Under the transitional rules, the Company is required to revalue discounted loss reserves under the new computational rules of the Tax Act and include in income that adjustment over an eight-year period in gross income of the Company. The effect of this change in tax law resulted in an immaterial adjustment to income tax in 2019 and 2018.
Additional factors giving rise to the differences in the Company’s effective tax rate, when compared to statutory rates in the current and prior years, include non-deductible executive compensation, tax-exempt interest income, and the current expansion outside of Florida into non-income taxing state jurisdictions.

The Company accounts for income taxes using a balance sheet approach. As of December 31, 2019 and 2018, the significant components of the Company’s deferred income taxes consisted of the following (in thousands):

	As of December 31,
	2019	2018
Deferred income tax assets:
Unearned premiums	$23,925	$22,700
Advanced premiums	1,493	1,269
Unpaid losses and LAE	1,660	820
Share-based compensation	3,837	3,237
Accrued wages	189	332
Allowance for uncollectible receivables	212	203
Additional tax basis of securities	33	33
Capital loss carryforwards	3,143	1,298
Unrealized gain/loss	—	4,246
Other comprehensive income	—	4,086
Other	—	9
Total deferred income tax assets	34,492	38,233
Valuation allowance	—	(781)
Deferred income tax assets, net of valuation allowance	34,492	37,452
Deferred income tax liabilities:
Deferred policy acquisition costs, net	(22,613)	(20,944)
Prepaid expenses	—	(677)
Fixed assets	(959)	(992)
Unrealized gain/loss	(1,480)	—
Other comprehensive income	(5,197)	—
Unpaid loss and LAE transition adjustment	(563)	(78)
Other	(329)	(175)
Total deferred income tax liabilities	(31,141)	(22,866)
Net deferred income tax asset	$3,351	$14,586

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
Management has reviewed all available evidence, both positive and negative, in determining the need for a valuation allowance with respect to the gross deferred tax assets. In determining the manner in which available evidence should be weighted, management has determined that the need for a valuation allowance is not warranted as of December 31, 2019.
The Company has adopted Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 provides a threshold for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return. The Company’s policy is to classify interest and penalties related to unrecognized tax positions, if any, in its provision for income taxes. As of December 31, 2019, 2018 and 2017, the Company determined that no uncertain tax liabilities are required.
The Company filed a consolidated federal income tax return for the tax years ended December 31, 2018, 2017 and 2016 and intends to file the same for the tax year ended December 31, 2019. The tax allocation agreement between the Company and the Insurance Entities provides that they will incur income taxes based on a computation of taxes as if they were stand-alone taxpayers. The computations are made utilizing the financial statements of the Insurance Entities prepared on a statutory basis of accounting and prior to consolidating entries which include the conversion of certain balances and transactions of the statutory financial statements to a U.S. GAAP basis.

The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. During the 2018 tax year, the Company’s 2015 tax return was subject to audit by the Internal Revenue Service. The audit subsequently concluded during the 2018 tax year with no change to the income tax return. The Company’s 2016 through 2018 tax years are still subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdictions.

NOTE 13 – EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from exercises of stock options, vesting of performance share units, vesting of restricted stock units, vesting of restricted stock, and conversion of preferred stock.
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2019	2018	2017
Numerator for EPS:
Net income	$46,514	$117,051	$106,935
Less: Preferred stock dividends	(10)	(10)	(10)
Income available to common stockholders	$46,504	$117,041	$106,925
Denominator for EPS:
Weighted average common shares outstanding	33,893	34,856	34,841
Plus: Assumed conversion of share-based compensation (1)	315	905	943
Assumed conversion of preferred stock	25	25	25
Weighted average diluted common shares outstanding	34,233	35,786	35,809
Basic earnings per common share	$1.37	$3.36	$3.07
Diluted earnings per common share	$1.36	$3.27	$2.99
Weighted average number of antidilutive shares	773	445	1,504

(1)	Represents the dilutive effect of unexercised stock options, unvested performance share units, unvested restricted stock units and unvested restricted stock.

NOTE 14 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides the components of other comprehensive income (loss) on a pretax and after-tax basis for the periods presented (in thousands):

	Years Ended December 31,
	2019			2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$38,129	$9,384	$28,745	$(9,111)	$(2,254)	$(6,857)	$2,773	$1,058	$1,715
Less: Reclassification adjustments (gains) losses realized in net income	(492)	(121)	(371)	2,803	694	2,109	(2,570)	(982)	(1,588)
Other comprehensive income (loss)	37,637	9,263	28,374	(6,308)	(1,560)	(4,748)	203	76	127
Reclassification adjustments to retained earnings (1)	—	—	—	5,830	2,811	3,019	—	—	—
Change in accumulated other comprehensive income (loss)	$37,637	$9,263	$28,374	$(478)	$1,251	$(1,729)	$203	$76	$127

(1) Effective January 1, 2018, the Company adopted ASU 2018-02 and ASU 2016-01 and this amount represents reclassifications to retained earnings associated with the disproportional income tax effects of the Tax Act on items within accumulated other comprehensive income (“AOCI”) and unrealized losses in AOCI relating to available-for-sale equity security investments, respectively.

The following table provides the reclassifications out of accumulated other comprehensive income for the periods presented (in thousands):

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other	Years Ended December 31,			Affected Line Item in the Statement
Comprehensive Income Components	2019	2018	2017	Where Net Income is Presented
Unrealized gains (losses) on available-for-sale debt securities
	$492	$(2,803)	$2,570	Net realized gains (losses) on investments
	(121)	694	(982)	Income taxes, current
Total reclassification for the period	$371	$(2,109)	$1,588	Net of tax

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect our capital and to limit our losses when major events occur. Our reinsurance commitments run from June 1 of the current year to May 31 of the following year. Certain of our reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1st to May 31st contract period are recorded as “Reinsurance Payable” in the financial statements. Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $118.9 million in 2020 and (2) $84.3 million in 2021.
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
Legal proceedings are subject to many uncertain factors that generally cannot be predicted with certainty, and the Company may be exposed to losses in excess of any amounts accrued. The Company currently estimates that the reasonably possible losses for legal proceedings, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Company is able to estimate a possible loss, are immaterial. This represents management’s estimate of possible loss with respect to these matters and is based on currently available information. These estimates of possible loss do not represent our maximum loss exposure, and actual results may vary significantly from current estimates.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$54,364	$—	$54,364
Corporate bonds	—	476,218	—	476,218
Mortgage-backed and asset-backed securities	—	311,079	—	311,079
Municipal bonds	—	3,496	—	3,496
Redeemable preferred stock	—	10,127	—	10,127
Equity Securities:
Common stock	2,377	—	—	2,377
Mutual funds	41,340	—	—	41,340
Total assets accounted for at fair value	$43,717	$855,284	$—	$899,001

	Fair Value Measurements
	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$66,637	$—	$66,637
Corporate bonds	—	428,865	—	428,865
Mortgage-backed and asset-backed securities	—	309,597	—	309,597
Municipal bonds	—	3,362	—	3,362
Redeemable preferred stock	—	11,977	—	11,977
Equity Securities:
Common stock	15,564	—	—	15,564
Mutual funds	47,713	—	—	47,713
Total assets accounted for at fair value	$63,277	$820,438	$—	$883,715

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
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	As of December 31,
	2019		2018
	Carrying Value	(Level 3) Estimated Fair Value	Carrying Value	(Level 3) Estimated Fair Value
Liabilities (debt):
Surplus note	$9,926	$9,365	$11,397	$10,125

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

NOTE 17 – LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Set forth in the following tables is information about unpaid losses and loss adjustment expenses as of December 31, 2019, net of reinsurance and estimated subrogation, as well as cumulative claim counts and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the liability for unpaid losses and LAE (in thousands).
The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses incurred but not reported. Such liabilities are necessarily based on estimates and, although management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently. The reserve for losses and loss adjustment expenses is reported net of receivables for salvage and subrogation of approximately $73 million and $99 million at December 31, 2019 and 2018, respectively.

The information about unpaid losses and loss adjustment expenses for the years ended December 31, 2015 to 2017, is presented as supplementary information and is unaudited.

						As of December 31, 2019
						Total of Incurred-but-Not-
						Reported Liabilities
						Plus Expected
Incurred Loss and Defense & Cost Containment Expenses, Net of Reinsurance						Development (Redundancy)	Cumulative Number
For the Years Ended December 31,						on Reported Claims	of Reported Claims
Accident Year	2015	2016	2017	2018	2019
	(Unaudited)
2015	$170,381	$187,431	$194,600	$213,860	$225,964	$(763)	26,785
2016		269,814	286,252	324,577	351,487	719	40,504
2017			303,944	334,734	375,123	5,547	127,129
2018				334,368	335,946	2,546	53,899
2019					446,419	67,638	46,079
				Total	$1,734,939

Cumulative Paid Loss and Defense & Cost Containment Expenses, Net of Reinsurance
For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019
	(Unaudited)
2015	$115,328	$191,481	$208,592	$219,941	$226,550
2016		204,122	297,374	328,286	349,837
2017			205,200	328,105	365,588
2018				253,008	327,310
2019					335,991
				Total	$1,605,276
All outstanding liabilities before 2015, net of reinsurance					(208)
Liabilities for claims and claim adjustment expenses, net of reinsurance					$129,455

Set forth is the following reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and LAE in the consolidated Balance Sheet as of December 31, 2019 (in thousands):

December 31, 2019
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$129,455
Reinsurance recoverable on unpaid claims	123,221
Liabilities for adjusting and other claim payments	15,084
Total gross liability for unpaid claims and claim adjustment expense	$267,760

Set forth is the supplementary information about average historical claims duration as of December 31, 2019:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5
	61.1%	19.4%	9.7%	4.7%	2.5%

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance at beginning of year	$472,829	$248,425	$58,494
Less: Reinsurance recoverable	(393,365)	(182,405)	(106)
Net balance at beginning of period	79,464	66,020	58,388
Incurred (recovered) related to:
Current year	515,338	314,933	322,929
Prior years	88,068	99,522	27,499
Total incurred	603,406	414,455	350,428
Paid related to:
Current year	391,161	221,708	215,274
Prior years	147,170	179,303	127,522
Total paid	538,331	401,011	342,796
Net balance at end of period	144,539	79,464	66,020
Plus: Reinsurance recoverable	123,221	393,365	182,405
Balance at end of year	$267,760	$472,829	$248,425

During 2019, the liability for unpaid losses and loss adjustment expenses, prior to reinsurance, decreased by $205.1 million from $472.8 million as of December 31, 2018 to $267.8 million as of December 31, 2019. This decrease was primarily a result of settlement of losses and loss adjustment reserves associated with Hurricane Irma, Florence, Matthew and Michael. During 2019, losses and loss adjustment expenses totaling $469.9 million, for Hurricane Irma, Michael and Florence, were substantially ceded to reinsurers resulting in a net impact of $4.5 million after reinsurance. Other factors leading to the increases in incurred losses during 2019 include the increase in our underlying exposure due to increased writings in Florida and other states, as well as increases in the estimated current accident year loss ratio, as well as prior year adverse development. Prior years’ adverse development, net of reinsurance was $88.1 million in 2019 which includes a reduction of $40.7 million in our estimated recovery from subrogation and adverse claim development of $47.4 million on prior years reserves. Prior years adverse development, net of reinsurance, was $88.1 million, $99.5 million and $27.5 million during the years ended December 31, 2019, 2018 and 2017, respectively. The Company recorded adverse development on prior years’ loss estimates as claims from prior years’ continue to be resolved at higher-than-anticipated values notwithstanding prior efforts to review and re-estimate those amounts. The Company continues to experience increased costs for losses and loss adjustment expense in the Florida market where an industry has developed around the personal residential claims process resulting in historically high levels of represented claims and inflated claims. The adverse conditions in the Florida personal residential insurance market can be attributed largely to the proliferation of represented claims, involving both public adjusters and attorneys, as well as by aggressive estimates and demands put forth by remediation and repair companies. Active solicitation of personal residential claims in Florida has adversely affected both the frequency and severity of losses as otherwise understood based on historical patterns and patterns experienced in other states.

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

•
Incurred but not reported (“IBNR”), which are anticipated losses expected to be reported to the Company and development of reported claims, including anticipated recoveries from either subrogation and ceded reinsurance. Ceded reinsurance is reported separately as reinsurance recoverable.

•	LAE, which are the estimated expenses associated with the settlement of case reserves, and IBNR.
Underwriting results are significantly influenced by the Company’s practices in establishing its estimated liability for unpaid losses and LAE. The liability is an estimate of amounts necessary to ultimately settle all current and future claims and LAE on losses occurring during the policy coverage period each year as of the financial statement date.
Characteristics of Reserves
The liability for unpaid losses and LAE, also known as reserves, is established based on estimates of the ultimate future amounts needed to settle claims, either known or unknown, less losses and LAE that have been paid to date. Historically, claims are typically reported promptly with relatively little reporting lag between the date of occurrence and the date the loss is reported. Certain number of claims are not known immediately after a loss and insureds are delayed at reporting those losses to us. In the current Florida market, an increased number of claims are reported well after the purported dates of loss. Reporting delays at times are material. In addition, claims which the Insurance Entities believed were settled often are reopened based on newly reported claim demands from our insureds as a result of third party representation. The Company is seeing increased litigation and changes to consumer behavior over the reporting and settlement process especially with Florida-based claims. The Company’s claim settlement data suggests that the Company’s typical insurance claims have an average settlement time of less than one year from the reported date unless delayed by some form of litigation or dispute.
Reserves are estimated for both reported and unreported claims, and include estimates of all expenses associated with processing and settling all incurred claims, including consideration for anticipated subrogation recoveries that will offset loss payments. The Company updates reserve estimates periodically as new information becomes available or as events emerge that may affect the resolution of unsettled claims. Changes in prior year reserve estimates (reserve re-estimates), which may be material, are determined by comparing updated estimates of ultimate losses to prior estimates, and the differences are recorded as losses and LAE in the Consolidated Statements of Income in the period such changes are determined. Estimating the ultimate cost of losses and LAE is an inherently uncertain and complex process involving a high degree of subjective judgment and is subject to the interpretation and usage of numerous uncertain variables as discussed further below.
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
A fourth method, called the counts and averages method, is utilized for estimates of loss, subrogation and LAE for each Florida sector. In this method, an estimate of unpaid losses or expenses is determined by separately projecting ultimate reported claim counts and ultimate claim severities (cost or recoveries per claim) on open and unreported claims for each accident period. Typically, chain ladder development methods are used to project ultimate claim counts and claim severities based on historical data using the same methodology described in the paid and reported development methods above. Estimated ultimate losses are then calculated as the product of the two items. This method is intended to avoid data distortions that may exist with the other methods for the most recent years as a result of changes in case reserve levels, settlement rates and claims handling fees. In addition, it may provide insight into the drivers of loss experience. For example, this method is utilized for sinkhole losses due to unique settlement patterns that have emerged since the passage of legislation that codified claim settlement practices with respect to sinkhole related claims and subsequent policy form changes, we implemented. The method is also utilized to evaluate segments impacted by the implementation of our Fast Track Initiative, which is an initiative to settle claims on an accelerated basis. These claims are expected to be reported and settled at different rates and ultimate values than historically observed, requiring a departure from traditional development methodologies.
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
Often, different estimates are prepared for each detailed component, incorporating alternative analyses of changing claim settlement patterns and other influences on losses, from which a best estimate is selected for each component, occasionally incorporating additional analyses and actuarial judgment as described above. These estimates are not based on a single set of assumptions. Based on a review of these estimates, the best estimate of required reserves is recorded for each accident year and the required reserves are summed to create the reserve balance carried in the Consolidated Balance Sheets.
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
Claim frequency
The methodology used to determine claim counts is based first around the event and then based on coverage. One event could have one or more claims based on the policy coverage, for example an event could have a claim for the first party coverage and a claim for third party liability regardless of the number of third party claimants. If multiple third-party liability claims are reported together, they would be counted as one claim.

NOTE 18 – QUARTERLY RESULTS FOR 2019 AND 2018 (UNAUDITED)
The following table provides a summary of quarterly results for the periods presented (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2019
Premiums earned, net	$209,727	$210,357	$206,599	$215,819
Net investment income	8,142	7,410	7,613	7,578
Total revenues	236,586	233,722	229,641	239,402
Total expenses	182,842	182,792	201,745	308,455
Net income (loss)	40,148	37,293	20,146	(51,073)
Basic earnings (loss) per share	$1.16	$1.09	$0.60	$(1.55)
Diluted earnings (loss) per share	$1.14	$1.08	$0.59	$(1.55)

For the Year Ended December 31, 2018
Premiums earned, net	$182,577	$192,272	$188,938	$204,595
Net investment income	4,785	5,786	6,642	7,603
Total revenues	191,500	209,788	206,155	216,373
Total expenses	139,801	148,540	154,988	227,614
Net income (loss)	40,055	46,084	37,380	(6,468)
Basic earnings (loss) per share	$1.15	$1.32	$1.07	$(0.19)
Diluted earnings (loss) per share	$1.12	$1.29	$1.04	$(0.19)

Total revenues in the fourth quarter of 2019 exceeded 2018 driven by an increase in premium rates, organic growth in policy counts in, and outside of Florida partially offset by an increase in ceded earned premium reflecting both an increase in the exposures covered by reinsurance and its pricing. The increase in expenses was due to a higher amount of net losses and loss adjustment expenses recorded in the fourth quarter of 2019 compared to 2018 which was due primarily to an increase in volume of policies and a higher loss experience in the 2019 accident year, increased weather events in the current year offset by a reduction in adverse prior year development.

NOTE 19 – SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2019.
On February 11, 2020, the Company declared a quarterly cash dividend of $0.16 per share of common stock payable March 19, 2020, to shareholders of record on March 12, 2020.

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
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2019.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment under the framework in 2013 Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal controls over financial reporting during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Business Conduct and Ethics
The Company has adopted a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of the Company. The code is available on the Company’s website at https://UniversalInsuranceHoldings.com. A copy of the Company’s Code of Business Conduct and Ethics may be obtained free of charge by written request to Frank C. Wilcox, CFO, Universal Insurance Holdings, Inc., 1110 West Commercial Boulevard, Suite 100, Fort Lauderdale, FL 33309. In the event of an amendment to, or a waiver (applicable to an executive officer) from, the Code of Business Conduct and Ethics, the Company intends to post such information on its website.
The information included in the section entitled “Corporate Governance” to be set forth in our Proxy Statement for the 2020 Annual Meeting of Shareholders (“2020 Proxy Statement”) is hereby incorporated by reference into this Item 10.

ITEM 11.	EXECUTIVE COMPENSATION
The information included in the sections entitled “Executive Compensation” and “Director Compensation” to be set forth in our 2020 Proxy Statement is hereby incorporated by reference into this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information included in the section entitled “Beneficial Ownership” and “Executive Compensation-Equity Compensation Plan Information” to be set forth in our 2020 Proxy Statement is hereby incorporated by reference into this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information included in the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance-Corporate Governance Framework-Independence of Our Directors” to be set forth in our 2020 Proxy Statement is hereby incorporated by reference into this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information included in the section entitled “Audit Matters” to be set forth in our 2020 Proxy Statement is hereby incorporated by reference into this Item 14.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements
The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm thereon are filed with this report at Item 8:
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2019 and 2018.
Consolidated Statements of Income for the Years Ended December 31, 2019, 2018 and 2017.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017.
Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or in notes thereto.

(3)	Exhibits

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10‑K filed on February 24, 2017 and incorporated herein by reference)
3.2	Amended and Restated Bylaws of Universal Insurance Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 19, 2017 and incorporated herein by reference)
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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

10.6	Form of Non-qualified Stock Option Agreement (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10‑K filed on March 1, 2019 and incorporated herein by reference)
10.7	Form of Performance Share Award (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10‑K filed on March 1, 2019 and incorporated herein by reference)
10.8	Form of Restricted Stock Agreement (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10‑K filed on March 1, 2019 and incorporated herein by reference)
10.9	Form of Restricted Stock Unit Agreement
10.10	Form of Non-Employee Director Option Grant (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10‑K filed on March 1, 2019 and incorporated herein by reference)
10.11
Employment Agreement, dated January 12, 2016, by and between the Company and Sean P. Downes (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2016 and incorporated herein by reference) †

10.12
Employment Agreement, dated February 27, 2019, by and between the Company and Sean P. Downes (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2019 and incorporated herein by reference) †

10.13
Employment Agreement, dated February 22, 2018, between Stephen J. Donaghy and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2018 and incorporated herein by reference) †

10.14
Employment Agreement, dated February 12, 2020, between Stephen J. Donaghy and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2020 and incorporated herein by reference) †

10.15
Employment Agreement, dated April 11, 2018, between Jon W. Springer and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2018 and incorporated herein by reference) †

10.16
Employment Agreement, dated December  17, 2018, between Jon W. Springer and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2018 and incorporated herein by reference) †

10.17
Employment Agreement, dated February 22, 2018, between Frank C. Wilcox and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 27, 2018 and incorporated herein by reference) †

10.18
Employment Agreement, dated February 22, 2018, between Kimberly D. Cooper and the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 27, 2018 and incorporated herein by reference) †

10.19
Director Services Agreement, dated June 6, 2013, by and between the Company and Scott P. Callahan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 6, 2013 and incorporated herein by reference) †

10.20
Director Services Agreement, dated June 5, 2014, by and between the Company and Ralph J. Palmieri (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 6, 2014 and incorporated herein by reference) †

10.21
Director Services Agreement, dated June 5, 2014, by and between the Company and Richard D. Peterson (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 6, 2014 and incorporated herein by reference) †

10.22
Director Services Agreement, dated July 12, 2007, by and between the Company and Ozzie A. Schindler (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 10, 2007 and incorporated herein by reference) †

10.23
Director Services Agreement, dated July 12, 2007, by and between the Company and Joel M. Wilentz (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on August 10, 2007 and incorporated herein by reference) †

10.24	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2012 and incorporated herein by reference) †
10.25
Restricted Share Unit Award Agreement, dated August 5, 2019, by and between Stephen J. Donaghy and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2019 and incorporated herein by reference) †

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
101.1
The following materials from Universal Insurance Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

------------------
† Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized.
UNIVERSAL INSURANCE HOLDINGS, INC.

Date: March 2, 2020	By:	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer and Principal Executive Officer

	By:	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sean P. Downes	Executive Chairman and Director	March 2, 2020
Sean P. Downes

/s/ Stephen J. Donaghy	Chief Executive Officer (Principal Executive Officer) and	March 2, 2020
Stephen J. Donaghy	Director

/s/ Jon W. Springer	President, Chief Risk Officer and Director	March 2, 2020
Jon W. Springer

/s/ Frank C. Wilcox	Chief Financial Officer (Principal Accounting Officer)	March 2, 2020
Frank C. Wilcox

/s/ Kimberly D. Campos	Chief Information Officer, Chief Administrative Officer and	March 2, 2020
Kimberly D. Campos	Director

/s/ Scott P. Callahan	Director	March 2, 2020
Scott P. Callahan

/s/ Ralph J. Palmieri	Director	March 2, 2020
Ralph J. Palmieri

/s/ Richard D. Peterson	Director	March 2, 2020
Richard D. Peterson

/s/ Michael A. Pietrangelo	Director	March 2, 2020
Michael A. Pietrangelo

/s/ Ozzie A. Schindler	Director	March 2, 2020
Ozzie A. Schindler

/s/ Joel M. Wilentz	Director	March 2, 2020
Joel M. Wilentz

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Universal Insurance Holdings, Inc. had no long-term obligations, guarantees or material contingencies as of December 31, 2019 and 2018. The following summarizes the major categories of the parent company’s financial statements (in thousands, except per share data):
CONDENSED BALANCE SHEETS

	As of December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$86,508	$91,374
Investments in subsidiaries and undistributed earnings	378,906	401,296
Available-for-sale debt securities, at fair value	808	2,986
Equity securities, at fair value	—	2,626
Income taxes recoverable	34,253	11,136
Deferred income tax asset, net	—	6,512
Other assets	149	261
Total assets	$500,624	$516,191
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$20	$29
Deferred income tax liability, net	2,602	—
Dividends payable	80	77
Other accrued expenses	3,587	14,001
Total liabilities	6,289	14,107
STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference - $9.99 and $9.99 per share
Common stock, $.01 par value	467	465
Authorized shares - 55,000
Issued shares - 46,707 and 46,514
Outstanding shares - 32,638 and 34,783
Treasury shares, at cost - 14,069 and 11,731	(196,585)	(130,399)
Additional paid-in capital	96,036	86,353
Accumulated other comprehensive income (loss), net of taxes	20,364	(8,010)
Retained earnings	574,053	553,675
Total stockholders’ equity	494,335	502,084
Total liabilities and stockholders’ equity	$500,624	$516,191

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2019	2018	2017
REVENUES
Net investment income	$2,249	$1,635	$259
Net realized gains (losses) on investments	(1,908)	—	255
Net change in unrealized gains (losses) of equity securities	3,186	(2,648)	—
Management fee	166	157	151
Other revenue	10	—	12
Total revenues	3,703	(856)	677
OPERATING COSTS AND EXPENSES
General and administrative expenses	21,526	32,063	30,819
Total operating cost and expenses	21,526	32,063	30,819
LOSS BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(17,823)	(32,919)	(30,142)
Benefit from income taxes	(2,984)	(10,434)	(18,296)
LOSS BEFORE EQUITY IN NET EARNINGS OF SUBSIDIARIES	(14,839)	(22,485)	(11,846)
Equity in net income of subsidiaries	61,336	139,987	118,781
CONSOLIDATED NET INCOME	$46,497	$117,502	$106,935

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$84,752	$87,306	$117,668
Cash flows from investing activities:
Purchases of equity securities	(107)	(35)	(4,990)
Purchase of available-for-sale debt securities	(3,750)	—	(3,000)
Proceeds from sales of equity securities	3,481	—	3,255
Proceeds from sales of available-for-sale debt securities	6,530	—	—
Net cash provided by (used in) investing activities	6,154	(35)	(4,735)
Cash flows from financing activities:
Preferred stock dividend	(10)	(10)	(10)
Common stock dividend	(26,106)	(25,508)	(24,001)
Issuance of common stock for stock option exercises	239	102	—
Purchase of treasury stock	(66,186)	(25,276)	(18,141)
Payments related to tax withholding for share-based compensation	(3,709)	(12,714)	(7,223)
Net cash provided by (used in) financing activities	(95,772)	(63,406)	(49,375)
Net increase (decrease) in cash and cash equivalents	(4,866)	23,865	63,558
Cash and cash equivalents at beginning of period	91,374	67,509	3,951
Cash and cash equivalents at end of period	$86,508	$91,374	$67,509

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
Dividends received from Subsidiaries
During the year ended December 31, 2017, UPCIC paid dividends of $30.0 million to Universal Insurance Holdings, Inc. There were no dividends paid by UPCIC to Universal Insurance Holdings, Inc. during the years ended December 31, 2019 and 2018. There were no dividends paid from APPCIC to Universal Insurance Holdings, Inc. for the years ended December 31, 2019, 2018 and 2017.

NOTE 2 – SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2019.
On February 11, 2020, the Company declared a quarterly cash dividend of $0.16 per share of common stock payable March 19, 2020, to shareholders of record on March 12, 2020.
In February 2020, the Company funded a $30 million capital contribution to UPCIC to increase UPCIC’s statutory capital and surplus. UPCIC included this contribution in their statutory capital and surplus at December 31, 2019 with the permission of the FLOIR under statutory accounting principles.

SCHEDULE V – VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS
The following table summarizes activity in the Company’s allowance for doubtful accounts for the periods presented (in thousands):

		Additions
	Beginning Balance	Charges to Earnings	Charges to Other Accounts	Deductions	Ending Balance
Description
Year Ended December 31, 2019
Allowance for doubtful accounts	$711	456	—	418	$749
Year Ended December 31, 2018
Allowance for doubtful accounts	$680	470	—	439	$711
Year Ended December 31, 2017
Allowance for doubtful accounts	$527	505	—	352	$680

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY
AND CASUALTY INSURANCE OPERATIONS
The following table provides certain information related to the Company’s property and casualty operations as of, and for the periods presented (in thousands):

	As of December 31,	For the Year Ended December 31,
	Reserves for Unpaid Losses and LAE	Incurred Loss and LAE Current Year	Incurred Loss and LAE Prior Years	Paid Losses and LAE	Net Investment Income
2019	$267,760	$515,338	$88,068	$538,331	$30,743
2018	$472,829	$314,933	$99,522	$401,011	$24,816
2017	$248,425	$322,929	$27,499	$342,796	$13,460

	As of December 31,	For the Year Ended December 31,
	Deferred Policy Acquisition Cost (“DPAC”)	Amortization of DPAC, Net	Net Premiums Written	Net Premiums Earned	Unearned Premiums
2019	$91,882	$(176,843)	$869,645	$842,502	$661,279
2018	$84,686	$(163,187)	$827,674	$768,382	$601,679
2017	$73,059	$(136,702)	$737,060	$688,793	$532,444

Supplemental Information Opinion:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Universal Insurance Holdings, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Universal Insurance Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO); such consolidated financial statements and report are included elsewhere in this Form 10-K and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Plante & Moran, PLLC

Certified Public Accountants
Chicago, Illinois
March 2, 2020