Form 10-Q
period 2020-03-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2020-05-01
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,403,137 shares of common stock, par value $0.01 per share, outstanding on April 28, 2020.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Universal Insurance Holdings, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of March 31, 2020 and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2020 and 2019. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries as of December 31, 2019 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 2, 2020. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Plante & Moran, PLLC
Chicago, Illinois
May 1, 2020

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

	As of
	March 31,	December 31,
	2020	2019
ASSETS
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $791, (amortized cost: $851,826 and $828,336)	$867,249	$855,284
Equity securities, at fair value (cost: $53,673 and $43,523)	45,838	43,717
Investment real estate, net	15,481	15,585
Total invested assets	928,568	914,586
Cash and cash equivalents	180,780	182,109
Restricted cash and cash equivalents	2,635	2,635
Prepaid reinsurance premiums	70,113	175,208
Reinsurance recoverable	108,491	193,236
Premium receivable, net	66,568	63,883
Property and equipment, net	44,859	41,351
Deferred policy acquisition costs	94,354	91,882
Income taxes recoverable	17,115	34,283
Deferred income tax asset, net	15,582	3,351
Other assets	16,448	17,328
Total assets	$1,545,513	$1,719,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$195,978	$267,760
Unearned premiums	669,881	661,279
Advance premium	55,763	30,975
Accounts payable	3,134	2,099
Book overdraft	—	90,401
Reinsurance payable, net	64,460	122,581
Other liabilities and accrued expenses	52,450	40,930
Long-term debt	9,559	9,926
Total liabilities	1,051,225	1,225,951

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $0.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $0.01 par value	468	467
Authorized shares - 55,000
Issued shares - 46,766 and 46,707
Outstanding shares - 32,385 and 32,638
Treasury shares, at cost - 14,381 and 14,069	(203,172)	(196,585)
Additional paid-in capital	97,110	96,036
Accumulated other comprehensive income, net of taxes	12,015	20,364
Retained earnings	587,867	573,619
Total stockholders’ equity	494,288	493,901
Total liabilities and stockholders’ equity	$1,545,513	$1,719,852

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$334,553	$289,234
Change in unearned premium	(8,602)	6,143
Direct premium earned	325,951	295,377
Ceded premium earned	(105,122)	(85,650)
Premiums earned, net	220,829	209,727
Net investment income	6,834	8,142
Net realized gains (losses) on investments	299	(11,525)
Net change in unrealized gains (losses) of equity securities	(8,024)	18,032
Commission revenue	7,015	5,505
Policy fees	5,540	5,021
Other revenue	2,782	1,684
Total premiums earned and other revenues	235,275	236,586
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	135,048	113,094
General and administrative expenses	72,643	69,748
Total operating costs and expenses	207,691	182,842
INCOME BEFORE INCOME TAXES	27,584	53,744
Income tax expense	7,517	13,596
NET INCOME	$20,067	$40,148
Basic earnings per common share	$0.62	$1.16
Weighted average common shares outstanding - Basic	32,591	34,741
Diluted earnings per common share	$0.61	$1.14
Weighted average common shares outstanding - Diluted	32,731	35,206
Cash dividend declared per common share	$0.16	$0.16

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$20,067	$40,148
Other comprehensive income (loss), net of taxes	(8,946)	11,984
Comprehensive income	$11,121	$52,132
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (unaudited)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2019	(14,069)		46,707	10	$467	$—	$96,036	$573,619	$20,364	$(196,585)	$493,901
Cumulative effect of changes in accounting principle (ASU 2016-13)	—		—	—	—	—	—	(597)	597	—	—
Balance, January 1, 2020	(14,069)		46,707	10	467	—	96,036	573,022	20,961	(196,585)	493,901
Vesting of performance share units	(25)	(1)	83	—	1	—	(1)	—	—	(646)	(646)
Grant and issue of stock award	—	(1)	1	—	—	—	30	—	—	—	30
Retirement of treasury shares	25		(25)	—	—	—	(646)	—	—	646	—
Purchases of treasury stock	(312)		—	—	—	—	—	—	—	(6,587)	(6,587)
Share-based compensation	—		—	—	—	—	1,691	—	—	—	1,691
Net income	—		—	—	—	—	—	20,067	—	—	20,067
Other comprehensive income, net of taxes	—		—	—	—	—	—	—	(8,946)	—	(8,946)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,222)	—	—	(5,222)
Balance, March 31, 2020	(14,381)		46,766	10	$468	$—	$97,110	$587,867	$12,015	$(203,172)	$494,288

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

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2018	(11,731)		46,514	10	$465	$—	$86,353	$553,224	$(8,010)	$(130,399)	$501,633
Vesting of performance share units	(56)	(1)	148	—	2	—	(2)	—	—	(2,069)	(2,069)
Grants and vesting of restricted stock	(5)	(1)	25	—	—	—	—	—	—	(166)	(166)
Stock option exercises	(36)	(1)	84	—	1	—	1,438	—	—	(1,367)	72
Retirement of treasury shares	97	(1)	(97)	—	(1)	—	(3,601)	—	—	3,602	—
Purchases of treasury stock	(321)		—	—	—	—	—	—	—	(10,117)	(10,117)
Share-based compensation	—		—	—	—	—	3,140	—	—	—	3,140
Net income	—		—	—	—	—	—	40,148	—	—	40,148
Other comprehensive income, net of taxes	—		—	—	—	—	—	—	11,984	—	11,984
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,575)	—	—	(5,575)
Balance, March 31, 2019	(12,052)		46,674	10	$467	$—	$87,328	$587,797	$3,974	$(140,516)	$539,050

(1) All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net cash provided by operating activities	$45,643	$31,451
Cash flows from investing activities:
Proceeds from sale of property and equipment	11	8
Purchases of property and equipment	(4,705)	(6,368)
Purchases of equity securities	(10,145)	(697)
Purchases of available-for-sale debt securities	(61,782)	(55,102)
Purchases of investment real estate, net	—	(734)
Proceeds from sales of equity securities	—	17,161
Proceeds from sales of available-for-sale debt securities	9,979	14,550
Maturities of available-for-sale debt securities	32,534	36,635
Net cash provided by (used in) investing activities	(34,108)	5,453
Cash flows from financing activities:
Preferred stock dividend	(3)	(3)
Common stock dividend	(5,261)	(5,620)
Issuance of common stock for stock option exercises	—	239
Purchase of treasury stock	(6,587)	(10,117)
Payments related to tax withholding for share-based compensation	(646)	(2,402)
Repayment of debt	(367)	(368)
Net cash provided by (used in) financing activities	(12,864)	(18,271)
Cash and cash equivalents, and restricted cash and cash equivalents:
Net increase (decrease) during the period	(1,329)	18,633
Balance, beginning of period	184,744	169,063
Balance, end of period	$183,415	$187,696
The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$180,780	$182,109
Restricted cash and cash equivalents (1)	2,635	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$183,415	$184,744
(1)See “—Note 5 (Insurance Operations)” for a discussion of the nature of the restrictions for restricted cash and cash equivalents.
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Nature of Operations and Basis of Presentation
Nature of Operations
Universal Insurance Holdings, Inc. (“UVE”, and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”, and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance currently offered in 18 states as of March 31, 2020, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
The Company generates revenues primarily from the collection of premiums and invests funds in excess of those retained and used for claims-paying obligations and insurance operations. Other significant sources of revenue include brokerage commissions collected from reinsurers on certain reinsurance programs placed on behalf of the Insurance Entities, policy fees collected from policyholders by our wholly-owned managing general agent subsidiary and payment plan fees charged to policyholders who choose to pay their premiums in installments. Our wholly-owned adjusting company receives claims-handling fees from the Insurance Entities. The Insurance Entities are reimbursed for these fees on claims that are subject to recovery under the Insurance Entities’ respective reinsurance programs. These fees, after expenses, are recorded in the Condensed Consolidated Financial Statements as an adjustment to losses and loss adjustment expense.
Basis of Presentation
The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the Financial Statements do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) for annual financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 2, 2020. The condensed consolidated balance sheet at December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s primary use of estimates is in the recognition of liabilities for unpaid losses, loss adjustment expenses (“LAE”), subrogation recoveries and reinsurance recoveries. Actual results could differ from those estimates.

2. Significant Accounting Policies
The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2019. The following are new or revised disclosures or disclosures required on a quarterly basis.

Recently Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic ASC 326), that introduces a new process for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new ASU will apply to premiums receivable, reinsurance recoverable, available-for-sale debt securities and other specified financial assets. The ASU replaces the current practice of recording a permanent write down (other than temporary impairment) for probable credit losses with a new requirement that would estimate credit losses and record those estimated losses through a temporary allowance account that can be re-measured as estimates of credit losses change. The ASU further limited estimated credit losses relating to available-for-sale securities to the amount which fair value is below amortized cost. The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. The Company recorded a decrease to retained earnings of $0.6 million as of January 1, 2020 for the cumulative effect of adopting ASC 326.

Accounting Policies

The following accounting policies have been updated to reflect the Company’s adoption of ASC 326 as described above.

Investment, Securities Available-for-Sale. The Company’s investments in debt securities and short-term investments are classified as available-for-sale with maturities of greater than three months. Available-for-sale debt securities and short-term investments are recorded at fair value in the condensed consolidated balance sheet. Unrealized gains and losses on available-for-sale debt securities and short-term investments are excluded from earnings and reported as a component of other comprehensive income (“OCI”), net of related deferred taxes until reclassified to earnings upon the consummation of sales transaction with an unrelated third party. Gains and losses realized on the disposition of available-for-sale debt securities are determined on the first-in, first-out (FIFO) basis and credited or charged to income. Premium and discount on investment securities are amortized and accreted using the interest method and charged or credited to investment income.

Investment, Equity Securities. The Company’s investment in equity securities are recorded at fair value in the condensed consolidated balance sheet with changes in the fair value of equity securities reported in current period earnings in the condensed consolidated statements of income within net change in unrealized gains (losses) of equity securities as they occur.

Allowance for Credit Losses-Available-For-Sale Securities: For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agencies, market sentiment and trends and adverse conditions specifically related to the security, among other quantitative and qualitative factors utilized at establishing an estimate for credit losses. If the assessment indicates that a credit loss exists, the present values of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes an available-for-sale debt security is confirmed as uncollected or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale securities totaled $5.1 million at March 31, 2020 and is evaluated in the estimate for credit losses. Accrued interest receivable is included under Other Assets in the Condensed Consolidated Balance Sheet.

Premiums Receivable. Generally, premiums are collected prior to or during the policy period as permitted under the Insurance Entities’ payment plans. Credit risk is minimized through the effective administration of policy payment plans whereby the rules governing policy cancellation minimize circumstances in which the Company extends insurance coverage without having received the corresponding premiums. The Company performs a policy level evaluation to determine the extent the premiums receivable balance exceeds the unearned premiums balance. Under ASC 326 and given the short-term nature of these receivables, we employed the aging method to estimate credit losses by pooling receivables based on the levels of delinquency and evaluating current conditions and reasonable and supportable forecasts. As of March 31, 2020 and December 31, 2019, the Company recorded an estimate of credit losses of $0.8 million and an allowance for doubtful accounts of $0.7 million, respectively.

Reinsurance. Ceded written premium is recorded upon the effective date of the reinsurance contracts and earned over the contract period. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreements and consistent with the establishment of the gross insurance liability to the Company. Under ASC 326 and given the short-term nature of these receivables, we considered the effects of credit enhancements (i.e. funds withheld liability, letters of credit and trust arrangements) and other qualitative factors that allowed us to conclude there was no material risk exposure. There is no estimated credit loss allowance as of March 31, 2020 and we did not have an allowance for uncollectible reinsurer accounts as of December 31, 2019.

3. Investments
Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.

Securities Available for Sale
The following table provides the amortized cost and fair value of debt securities available for sale as of the dates presented (in thousands):

	March 31, 2020
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$59,090	$—	$2,997	$(3)	$62,084
Corporate bonds	464,387	(665)	11,412	(6,409)	468,725
Mortgage-backed and asset-backed securities	314,936	—	9,839	(1,393)	323,382
Municipal bonds	3,395	—	194	(3)	3,586
Redeemable preferred stock	10,018	(126)	90	(510)	9,472
Total	$851,826	$(791)	$24,532	$(8,318)	$867,249

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$53,688	$864	$(188)	$54,364
Corporate bonds	457,180	19,179	(141)	476,218
Mortgage-backed and asset-backed securities	304,285	7,400	(606)	311,079
Municipal bonds	3,397	103	(4)	3,496
Redeemable preferred stock	9,786	427	(86)	10,127
Total	$828,336	$27,973	$(1,025)	$855,284
The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	March 31, 2020		December 31, 2019
Equivalent S&P Credit Ratings	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
AAA	$388,197	44.8%	$372,442	43.6%
AA	95,823	11.0%	99,103	11.6%
A	242,406	28.0%	238,766	27.9%
BBB	136,794	15.8%	143,889	16.8%
BB and Below	242	—%	—	—
No Rating Available	3,787	0.4%	1,084	0.1%
Total	$867,249	100.0%	$855,284	100.0%

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

The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed Securities:
Agency	$154,253	$159,262	$143,723	$144,729
Non-agency	69,919	74,088	71,140	75,896
Asset-backed Securities:
Auto loan receivables	42,796	42,658	42,767	43,127
Credit card receivables	20,677	20,594	21,145	21,487
Other receivables	27,291	26,780	25,510	25,840
Total	$314,936	$323,382	$304,285	$311,079
The following tables summarize debt securities available-for-sale for which an allowance for expected credit losses has not been recorded at March 31, 2020, and December 31, 2019 aggregated by major security type and length of time in a continuous unrealized loss position as of the dates presented (in thousands):

	March 31, 2020
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	—	$—	$—	1	$129	$(3)
Corporate bonds	75	63,401	(2,868)	1	215	(38)
Mortgage-backed and asset-backed securities	58	66,017	(1,354)	5	3,534	(39)
Municipal bonds	—	—	—	1	277	(3)
Redeemable preferred stock	16	1,149	(75)	—	—	—
Total	149	$130,567	$(4,297)	8	$4,155	$(83)

	December 31, 2019
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	2	$3,836	$(108)	4	$23,186	$(80)
Corporate bonds	18	16,808	(107)	7	5,866	(34)
Mortgage-backed and asset-backed securities	42	58,023	(245)	26	34,985	(361)
Municipal bonds	—	—	—	1	276	(4)
Redeemable preferred stock	6	630	(8)	4	1,489	(78)
Total	68	$79,297	$(468)	42	$65,802	$(557)

Unrealized losses on available-for-sale debt securities in the above chart as of March 31, 2020 have not been recognized into income as credit losses because the issuers are of high credit quality (rated AA or higher), management does not intend to sell and it is likely management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Results for reporting periods occurring before January 1, 2020 continue to be reported in accordance with previously applicable U.S. GAAP and not presented under ASC 326, which was adopted by the Company on January 1, 2020.

The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	March 31, 2020
	Amortized Cost	Fair Value
Due in one year or less	$127,107	$127,033
Due after one year through five years	423,886	433,632
Due after five years through ten years	268,618	276,846
Due after ten years	30,512	28,046
Perpetual maturity securities	1,703	1,692
Total	$851,826	$867,249

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
The following table provides certain information related to available-for-sale debt securities and equity securities during the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$42,513	$51,185
Equity securities	$—	$17,161
Gross realized gains on sale of securities:
Available-for-sale debt securities	$346	$187
Equity securities	$—	$165
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(47)	$(42)
Equity securities	$—	$(11,835)
The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Available-for-sale debt securities	$6,015	$6,151
Equity securities	545	1,042
Cash and cash equivalents (1)	791	1,300
Other (2)	254	259
Total investment income	7,605	8,752
Less: Investment expenses (3)	(771)	(610)
Net investment income	$6,834	$8,142

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Equity Securities
The following table provides the unrealized gains and losses recorded during the periods presented on equity securities still held at the end of the reported period (in thousands):

	Three Months Ended March 31,
	2020	2019
Unrealized gains and (losses) recognized during the reported period on equity securities still held at the end of the reported period	$(8,024)	$2,400
Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	March 31,	December 31,
	2020	2019
Income Producing:
Investment real estate	$14,679	$14,679
Less: Accumulated depreciation	(1,388)	(1,284)
	13,291	13,395
Non-Income Producing:
Investment real estate	2,190	2,190
Investment real estate, net	$15,481	$15,585

Depreciation expense related to investment real estate for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Depreciation expense on investment real estate	$104	$103

4. Reinsurance
The Company seeks to reduce its risk of loss by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers, generally as of the beginning of the hurricane season on June 1st of each year. The Company’s current reinsurance programs consist principally of catastrophe excess of loss reinsurance, subject to the terms and conditions of the applicable agreements. Notwithstanding the purchase of such reinsurance, the Company is responsible for certain retained loss amounts before reinsurance attaches and for insured losses related to catastrophes and other events that exceed coverage provided by the reinsurance programs. The Company remains responsible for the settlement of insured losses irrespective of whether any of the reinsurers fail to make payments otherwise due.
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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of March 31, 2020			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services, Inc.	Moody’s Investors Service, Inc.	March 31, 2020	December 31, 2019
Florida Hurricane Catastrophe Fund (1)	n/a	n/a	n/a	$97,694	$199,647
Allianz Risk Transfer	n/a	n/a	n/a	—	19,269
Total (2)				$97,694	$218,916
(1)No rating is available, because the fund is not rated.
(2)Amounts represent prepaid reinsurance premiums, reinsurance receivables and net recoverables for paid and unpaid losses, including incurred but not reported reserves, and loss adjustment expenses.
The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended March 31,
	2020			2019
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$334,553	$325,951	$173,243	$289,234	$295,377	$115,742
Ceded	(27)	(105,122)	(38,195)	—	(85,650)	(2,648)
Net	$334,526	$220,829	$135,048	$289,234	$209,727	$113,094

The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	March 31,	December 31,
	2020	2019
Prepaid reinsurance premiums	$70,113	$175,208
Reinsurance recoverable on paid losses and LAE	$42,333	$70,015
Reinsurance recoverable on unpaid losses and LAE	66,158	123,221
Reinsurance recoverable	$108,491	$193,236

5. Insurance Operations
Deferred Policy Acquisition Costs
The Company defers certain costs in connection with written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
DPAC, beginning of period	$91,882	$84,686
Capitalized Costs	48,508	41,520
Amortization of DPAC	(46,036)	(42,922)
DPAC, end of period	$94,354	$83,284
Regulatory Requirements and Restrictions
The Insurance Entities are subject to regulations and standards of the Florida Office of Insurance Regulation (“FLOIR”). The Insurance Entities are also subject to regulations and standards of regulatory authorities in other states where they are licensed, although as Florida-domiciled insurers, their principal regulatory authority is the FLOIR. These standards require the Insurance Entities to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the Insurance Entities to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by the Insurance Entities to their immediate parent company, Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida), without prior regulatory approval is limited by the provisions of the Florida Insurance Code. These dividends are referred to as “ordinary dividends.” However, if the dividend, together with other dividends paid within the preceding twelve months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.
In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of December 31, 2019, UPCIC has the capacity to pay ordinary dividends of $12.1 million during 2020. APPCIC, based on its accumulated earnings as of December 31, 2019, is unable to pay any ordinary dividends during 2020. For the three months ended March 31, 2020, no dividends were paid from the Insurance Entities to PSI.
The Florida Insurance Code requires an insurance company to maintain capitalization equivalent to the greater of ten percent of the insurer’s total liabilities or $10.0 million. The following table presents the amount of capital and surplus calculated in accordance with statutory accounting principles, which differ from U.S. GAAP, and an amount representing ten percent of total liabilities for the Insurance Entities as of the dates presented (in thousands):

	March 31, 2020	December 31, 2019
Statutory capital and surplus
UPCIC	$296,467	$301,120
APPCIC	$16,319	$16,433
Ten percent of total liabilities
UPCIC	$101,715	$99,228
APPCIC	$735	$621

As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement. The Insurance Entities also met the capitalization requirements of the other states in which they are licensed as of March 31, 2020. The Insurance Entities are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates. Statutory capital and surplus for UPCIC at December 31, 2019 includes a $30 million capital contribution funded in February 2020 by UVE through PSI, the Insurance Entities’ parent company, which is permitted to be included in UPCIC’s statutory capital and surplus at December 31, 2019 with the permission of the FLOIR under statutory accounting principles. This contribution was not recognized on a U.S. GAAP basis at December 31, 2019.

Through PSI, the Insurance Entities’ parent company, UVE recorded contributions for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Capital contributions	$30,000	$—
The following table summarizes combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Combined net income (loss)	$(3,234)	$7,623

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	March 31, 2020	December 31, 2019
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,572	$3,419

6. Liability for Unpaid Losses and Loss Adjustment Expenses
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$267,760	$472,829
Less: Reinsurance recoverable	(123,221)	(393,365)
Net balance at beginning of period	144,539	79,464
Incurred (recovered) related to:
Current year	130,707	113,279
Prior years	4,341	(185)
Total incurred	135,048	113,094
Paid related to:
Current year	61,778	34,549
Prior years	87,989	60,724
Total paid	149,767	95,273
Net balance at end of period	129,820	97,285
Plus: Reinsurance recoverable	66,158	269,071
Balance at end of period	$195,978	$366,356

For the three months ended March 31, 2020, there was adverse prior year reserve development of $42.5 million gross, less $38.2 million ceded, resulting in $4.3 million net. The direct and net prior year reserve development for the quarter ended March 31, 2020 was principally due to increased ultimate losses and LAE for Hurricane Irma.

7. Long-Term Debt
Long-term debt consists of the following as of the dates presented (in thousands):

	March 31,	December 31,
	2020	2019
Surplus note	$9,559	$9,926
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
UPCIC was in compliance with the terms of the surplus note as of March 31, 2020.

8. Stockholders’ Equity

From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares Repurchased During the Three Months Ended March 31,
Date Authorized	Expiration Date	Dollar Amount Authorized	2020	2019	Aggregate Purchase Price	Average Price Per Share Repurchased	Plan Completed
November 6, 2019	December 31, 2021	$40,000	312,107	—	$6,587	$21.11
December 12, 2018	May 31, 2020	$20,000	—	320,500	$10,117	$31.57	May 2019
See the “Condensed Consolidated Statements of Stockholders’ Equity” for a roll-forward of treasury shares.

9. Income Taxes
During the three months ended March 31, 2020 and 2019, the Company recorded approximately $7.5 million and $13.6 million of income tax expense, respectively. The effective tax rate (“ETR”) for the three months ended March 31, 2020 was 27.3% compared to a 25.3% ETR for the same period in 2019.
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
The Company’s income tax provision reflects an estimated annual ETR of 27.3% for 2020, calculated before the impact of discrete items. The statutory tax rate consists of a federal income tax rate of 21% and a state income tax rate, net of federal benefit, of 3.7%.
Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not that a portion of the capital loss carryforward will not be realized. In recognition of this risk, the Company provided a valuation allowance of $0.1 million as of March 31, 2020 on the deferred tax asset relating to capital loss carryforwards associated with 2019 capital losses. If management’s assumptions change and we determine the Company will be able to realize these capital losses, the tax benefits related to any reversal of the valuation allowance on deferred tax assets will be accounted for as a future reduction in income tax expense and a corresponding increase in equity.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. As of March 31, 2020, the Company’s 2016 through 2018 tax years are still subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdictions.

10. Earnings Per Share
Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from exercises of stock options, vesting of performance share units, vesting of restricted stock, vesting of restricted stock units, and conversion of preferred stock.
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted EPS computations for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator for EPS:
Net income	$20,067	$40,148
Less: Preferred stock dividends	(3)	(3)
Income available to common stockholders	$20,064	$40,145
Denominator for EPS:
Weighted average common shares outstanding	32,591	34,741
Plus: Assumed conversion of share-based compensation (1)	115	440
Assumed conversion of preferred stock	25	25
Weighted average diluted common shares outstanding	32,731	35,206
Basic earnings per common share	$0.62	$1.16
Diluted earnings per common share	$0.61	$1.14

(1)	Represents the dilutive effect of unexercised stock options, unvested performance share units, unvested restricted stock units and unvested restricted stock.

11. Other Comprehensive Income (Loss)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended March 31,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(11,226)	$(2,505)	$(8,721)	$16,045	$3,953	$12,092
Less: Reclassification adjustments for (gains) losses realized in net income	(299)	(74)	(225)	(145)	(37)	(108)
Other comprehensive income (loss)	(11,525)	(2,579)	(8,946)	15,900	3,916	11,984
Reclassification adjustment to retained earnings (1)	791	194	597	—	—	—
Change in accumulated other comprehensive income (loss)	$(10,734)	$(2,385)	$(8,349)	$15,900	$3,916	$11,984
(1)This amount represents reclassifications to retained earnings associated with the allowance for expected credit losses within accumulated other comprehensive income relating to available for sale debt security investments. See “—Note 2 (Significant Accounting Policies—Recently Adopted Accounting Pronouncements)” for more information.

The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended March 31,
	2020	2019
Unrealized gains (losses) on available-for-sale debt securities
	$299	$145	Net realized gains (losses) on sale of securities
	(74)	(37)	Income taxes
Total reclassification for the period	$225	$108	Net of tax

12. Commitments and Contingencies
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. Our reinsurance commitments run from June 1 of the current year to May 31 of the following year. Certain of our reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1st to May 31st contract period are recorded as “Reinsurance Payable” in the financial statements. Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $118.9 million in 2020 and (2) $84.3 million in 2021.
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

13. Fair Value Measurements
U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. U.S. GAAP describes three approaches to measuring the fair value of assets and liabilities: the market approach, the income approach and the cost approach. Each approach includes multiple valuation techniques. U.S. GAAP does not prescribe which valuation technique should be used when measuring fair value, but does establish a fair value hierarchy that prioritizes the inputs used in applying the various techniques. Inputs broadly refer to the assumptions that market participants use to make pricing decisions, including assumptions about risk. Level 1 inputs are given the highest priority in the hierarchy while Level 3 inputs are given the lowest priority. Assets and liabilities carried at fair value are classified in one of the following three categories based on the nature of the inputs to the valuation technique used:
•Level 1 — Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
•Level 2 — Observable market-based inputs or unobservable inputs that are corroborated by market data.
•Level 3 — Unobservable inputs that are not corroborated by market data. These inputs reflect management’s best estimate of fair value using its own assumptions about the assumptions a market participant would use in pricing the asset or liability.
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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	March 31, 2020
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$62,084	$—	$62,084
Corporate bonds	—	468,725	—	468,725
Mortgage-backed and asset-backed securities	—	323,382	—	323,382
Municipal bonds	—	3,586	—	3,586
Redeemable preferred stock	—	9,472	—	9,472
Equity Securities:
Common stock	1,904	—	—	1,904
Mutual funds	43,934	—	—	43,934
Total assets accounted for at fair value	$45,838	$867,249	$—	$913,087

	Fair Value Measurements
	December 31, 2019
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$54,364	$—	$54,364
Corporate bonds	—	476,218	—	476,218
Mortgage-backed and asset-backed securities	—	311,079	—	311,079
Municipal bonds	—	3,496	—	3,496
Redeemable preferred stock	—	10,127	—	10,127
Equity Securities:
Common stock	2,377	—	—	2,377
Mutual funds	41,340	—	—	41,340
Total assets accounted for at fair value	$43,717	$855,284	$—	$899,001
The Company utilizes third-party independent pricing services that provide a price quote for each available-for-sale debt security and equity security. Management reviews the methodology used by the pricing services. If management believes that the price used by the pricing service does not reflect an orderly transaction between participants, management will use an alternative valuation methodology. There were no adjustments made by the Company to the prices obtained from the independent pricing source for any available-for-sale debt security or equity security included in the tables above.
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	(Level 3) Estimated Fair Value	Carrying Value	(Level 3) Estimated Fair Value
Liabilities (debt):
Surplus note	$9,559	$8,975	$9,926	$9,365
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

14. Subsequent Events

On April 16, 2020, the Company declared a dividend of $0.16 per share on its outstanding common stock payable on May 21, 2020, to shareholders of record on May 14, 2020.

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of March 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Company” refer to Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries. You should read the following discussion together with our unaudited condensed consolidated financial statements (“Financial Statements”) and the related notes thereto included in “Part I, Item 1—Financial Statements”, and our audited condensed consolidated financial statements and the related notes thereto included in “Part II, Item 8—Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the year.
Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These forward-looking statements may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure and other risk management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements as a result of the risks set forth below, which are a summary of those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Risks and uncertainties that may affect our financial condition and operating results include, but are not limited to, the following:
•Unanticipated increases in the severity or frequency of claims, including those relating to catastrophes, severe weather events and changing climate conditions, which, in some instances, have exceeded, and in the future may exceed our reserves established for claims;
•Failure of our risk mitigation strategies, including failure to accurately and adequately price the risks we underwrite and to write effective exclusions and other loss limitation methods in our insurance policies;
•Loss of independent insurance agents and inability to attract new independent agents;
•Reliance on models, which are inherently uncertain, as a tool to evaluate risks;
•The continued availability of reinsurance at current levels and prices, and our ability to collect payments from our reinsurers;
•Changes in industry trends, including changes due to the cyclical nature of the industry and increased competition;
•Geographic concentration of our business in Florida and the effectiveness of our growth and diversification strategy in new markets;
•Loss of key personnel and inability to attract and retain talented employees;
•Failure to comply with existing and future guidelines, policies and legal and regulatory standards;
•The ability of our claims professionals to effectively manage claims;
•Litigation or regulatory actions that could result in significant damages, fines or penalties;
•A downgrade in our Financial Stability Rating® and its impact on our competitive position, the marketability of our product offerings, our liquidity and profitability;
•The impact on our business and reputation of data and security breaches due to cyber-attacks or our inability to effectively adapt to changes in technology;
•Our dependence on the returns of our investment portfolio, which are subject to market risk;
•Legal, regulatory or tax changes that increase our operating costs and decrease our profitability, such as limitations on rate changes or requirements to participate in loss sharing;
•Our dependence on dividends and permissible payments from our subsidiaries;
•The ability of our Insurance Entities to comply with statutory capital and surplus minimums and other regulatory and licensing requirements; and
•The ongoing impact of the COVID-19 pandemic on our business and the economy in general (see “Part II, Item 1A—Risk Factors”).

OVERVIEW
We are a vertically integrated holding company offering property and casualty insurance and value-added insurance services. We develop, market and underwrite insurance products for consumers predominantly in the personal residential homeowners line of business and perform substantially all other insurance-related services for our primary insurance entities, including risk management, claims management, and distribution. Our primary insurance entities, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), offer insurance products through both our appointed independent agent network and our online distribution channels across 18 states (primarily in Florida), with licenses to write insurance in two additional states and applications submitted and pending in two additional states. The Insurance Entities seek to produce an underwriting profit (defined as earned premium less losses, loss adjustment expense (“LAE”), policy acquisition costs and other operating costs) over the long term; maintain a conservative balance sheet to prepare for years in which the Insurance Entities are not able to achieve an underwriting profit; and generate investment income on assets.
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A should be read in conjunction with our Financial Statements and accompanying Notes appearing elsewhere in this Report (the “Notes”). In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed above under “Cautionary Note Regarding Forward-Looking Statements.”

Trends - Impact of COVID-19

The global COVID-19 pandemic has had a profound worldwide effect on social interactions and on the global, national and local economies. We took early measures in March, in advance of governmental mandates, to help reduce the spread of COVID-19 by directing substantially all employees with the ability to do so to immediately self-quarantine by working at home. In addition to this measure to secure the health and wellness of our employees, we worked to facilitate our personnel being able to continue safely providing services to the Company’s policyholders and independent agents, fulfilling our financial and reporting obligations, including responding to regulatory requirements and guidelines, and generally maintaining business continuity. As a provider of residential homeowners’ insurance offered in hurricane-prone areas and being headquartered in Florida, we had previously developed contingency plans to address catastrophic events and were prepared to maintain operations as COVID-19 unfolded. As a result of our disaster preparedness, most employees were immediately prepared to work from home while the Company addressed emerging workflow issues to ensure that all employees remained effective in fulfilling their roles. Since the first week of engaging our work from home strategy, nearly all aspects of our business have been, and continue to be, conducted remotely while striving to maintain the quality of our service standards. Through the first quarter of 2020, we have not seen a material impact from COVID-19 on our business, our financial position, our liquidity, or our ability to service our policyholders and maintain critical operations, with the exception of a decrease in fair value of our investment securities. As a provider of services that have been deemed essential under most directives and guidelines, we are confident in our ability to maintain consistent operations and believe we can manage with our remote workforce, as a result of our disaster preparedness planning, with little impact on our business and service levels and our standards of care for both underwriting and claims. Although we have not yet experienced a material impact from COVID-19, the ultimate impact of the pandemic on our business cannot be predicted. Please refer to “Part II, Item 1A—Risk Factors” for more information.

Our level of direct premiums written during March and the first quarter of 2020 was strong and outperformed the same periods in the prior year. We are cautiously optimistic in our belief that our customers and agent force will continue to renew and place business with us, especially as our customers in hurricane-exposed states prepare for the upcoming 2020 hurricane season. In the event there is a slow-down in the production and/or collection of premiums, we intend to take measures to maintain liquidity while continuing to protect our capital and policyholders. See “—Liquidity and Capital Resources” and “Part II, Item 1A—Risk Factors.”

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
Developing and implementing our reinsurance strategy to adequately protect our balance sheet and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key strategic priority for us. In order to limit the Insurance Entities’ potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers and the Florida Hurricane Catastrophe Fund (“FHCF”). The Florida Office of Insurance Regulation (“FLOIR”) requires the Insurance Entities, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ respective 2019-2020 reinsurance programs meet the FLOIR’s requirements, which are based on, among other things, successfully demonstrating cohesive and comprehensive reinsurance programs that protect the policyholders of our Insurance Entities as well as satisfying a series of stress test catastrophe loss scenarios based on past historical events.
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

UPCIC’s 2019-2020 Reinsurance Program
•First event All States retention of $43 million; First event Non-Florida retention of $10 million.
•All States first event tower expanded to $3.34 billion, an increase of $170 million over the final 2018-2019 program.
•Assuming a first event completely exhausts the $3.34 billion tower, the second event exhaustion point would be $1.3 billion, an increase of $262 million over the final 2018-2019 program on the same assumptions.
•Full reinstatement available for all private market first event catastrophe layers for guaranteed second event coverage. For all layers purchased below the FHCF, to the extent that all coverage or a portion thereof is exhausted in a catastrophic event and reinstatement premium is due, UPCIC has purchased reinstatement premium protection (“RPP”) to pay the premium necessary for the reinstatement of these coverages.
•Private market reinsurance coverage continues to be structured into layers. This structure utilizes a cascading feature such that any layers above a $111 million attachment point are excess of loss over the immediately preceding layer. If the aggregate limit of the preceding layer is exhausted, the next layer cascades down in its place for future events.
•Specific 3rd and 4th event private market catastrophe excess of loss coverage of $76 million in excess of $35 million provides robust frequency protection for a multiple event storm season.
•For the FHCF Reimbursement Contracts effective June 1, 2019, UPCIC has continued the election of the 90% coverage level. The total mandatory FHCF layer is estimated to provide approximately $2.038 billion of coverage for UPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.

APPCIC’s 2019-2020 Reinsurance Program
•First event All States retention of $2 million.
•All States first event tower of $30.7 million.
•Full reinstatement available for all private market first event catastrophe layers for guaranteed second event coverage. For the layer purchased below the FHCF, to the extent that all coverage or a portion thereof is exhausted in a catastrophic event and reinstatement premium is due, APPCIC has purchased RPP to pay the premium necessary for the reinstatement of this coverage.
•Private market reinsurance coverage continues to be structured into layers. This structure utilizes a cascading feature such that any layers above the $2 million attachment point are excess of loss over the immediately preceding layer. If the aggregate limit of the preceding layer is exhausted, the next layer cascades down in its place for future events.
•APPCIC also purchases extensive multiple line excess per risk reinsurance with various reinsurers due to the high-value risks it insures in both the personal residential and commercial multiple peril lines of business. Under this multiple line excess per risk contract, APPCIC has coverage of $8.5 million in excess of $500 thousand ultimate net loss for each risk and each property loss, and $1 million in excess of $0.3 million for each casualty loss. A $19.5 million aggregate limit applies to the term of the contract for property-related losses and a $2.0 million aggregate limit applies to the term of the contract for casualty-related losses. This contract also contains a profit-sharing feature if specific performance measures are met.
•For the FHCF Reimbursement Contracts effective June 1, 2019, APPCIC has continued the election of the 90% coverage level. The total mandatory FHCF layer is estimated to provide approximately $14.8 million of coverage for APPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.
The total cost of the 2019-2020 reinsurance programs for UPCIC and APPCIC is projected to be $420 million, representing approximately 33.5% of estimated direct premium earned for the 12-month treaty period.

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
Highlights
Results of operations for the first quarter of fiscal 2020, in each case compared with the first quarter of fiscal 2019 (unless otherwise specified), include:
•COVID-19: Maintained operations and quality standards as workforce transitioned to working remotely.
•COVID-19: Currently no material impact to our business, our financial position and our liquidity, other than a decrease in fair value of investment securities.
•Direct premiums written overall grew by $45.3 million, or 15.7%, to $334.6 million.
•Reduction in net unrealized gains in the quarter resulted in an $8.0 million reduction in equity securities, which was recorded in the income statement, and an $11.5 million, before credit losses of $0.8 million, reduction in available-for-sale debt securities net unrealized gains. Ending balance of net unrealized gains was $7.6 million at March 31, 2020 compared to $27.1 million at December 31, 2019.
•In Florida, direct premiums written grew by $36.4 million, or 15.0%, and in our other states, direct premiums written grew by $9.0 million, or 19.0%.
•Premiums earned, net, grew by $11.1 million, or 5.3%, to $220.8 million.
•UPCIC filed for a 12.4% rate hike in Florida on February 7, 2020, which is anticipated to be effective May 25, 2020, pending regulatory review.
•Total revenues decreased by $1.3 million, or 0.6%, to $235.3 million.
•Net loss ratio was 61.2% as compared to 53.9%, driven by the factors outlined below.
•Diluted earnings per share (“EPS”) of $0.61 compared to $1.14.
•Weighted average diluted common shares outstanding were lower by 7.0% to 32.7 million shares compared to 35.2 million shares.
•Book value per share increased by $0.13, or 0.9%, to $15.26 at March 31, 2020 from $15.13 at December 31, 2019.
•Paid dividends of $5.2 million, or $0.16 per share, in the first quarter of 2020.
•Repurchased 312,107 shares at an average price of $21.11 for an aggregate purchase price of $6.6 million during the quarter.

Results of Operations
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Three Months Ended March 31,		Change
	2020	2019	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$334,553	$289,234	$45,319	15.7%
Change in unearned premium	(8,602)	6,143	(14,745)	(240.0)%
Direct premium earned	325,951	295,377	30,574	10.4%
Ceded premium earned	(105,122)	(85,650)	(19,472)	22.7%
Premiums earned, net	220,829	209,727	11,102	5.3%
Net investment income	6,834	8,142	(1,308)	(16.1)%
Net realized gains (losses) on investments	299	(11,525)	11,824	NM
Net change in unrealized gains (losses) of equity securities	(8,024)	18,032	(26,056)	NM
Commission revenue	7,015	5,505	1,510	27.4%
Policy fees	5,540	5,021	519	10.3%
Other revenue	2,782	1,684	1,098	65.2%
Total premiums earned and other revenues	235,275	236,586	(1,311)	(0.6)%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	135,048	113,094	21,954	19.4%
General and administrative expenses	72,643	69,748	2,895	4.2%
Total operating costs and expenses	207,691	182,842	24,849	13.6%
INCOME BEFORE INCOME TAXES	27,584	53,744	(26,160)	(48.7)%
Income tax expense	7,517	13,596	(6,079)	(44.7)%
NET INCOME	$20,067	$40,148	$(20,081)	(50.0)%
Other comprehensive income (loss), net of taxes	(8,946)	11,984	(20,930)	NM
COMPREHENSIVE INCOME	$11,121	$52,132	$(41,011)	(78.7)%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$0.61	$1.14	$(0.53)	(46.5)%
Weighted average diluted common shares outstanding	32,731	35,206	(2,475)	(7.0)%

NM – Not Meaningful
Benefiting the quarter were increases in premiums earned, net, net realized gains on investments, commission revenue, policy fees and other revenues, offset by a decrease in net investment income, net change in unrealized losses of equity securities and increased operating costs for losses and LAE. Direct premium earned and premiums earned, net were up 10.4% and 5.3%, respectively, due to growth in states in which we are licensed and writing during the past 12 months. Increases in losses and LAE were the result of several factors including (1) premium growth and change in mix between Florida and other states, (2) increased estimated core losses and LAE for the current year compared to prior year and (3) adverse development on prior years’ loss and LAE reserves.
Direct premiums written increased by $45.3 million, or 15.7%, for the quarter ended March 31, 2020, driven by growth within our Florida business of $36.4 million, or 15.0%, and growth in our other states business of $9.0 million, or 19.0%, as compared to the same period of the prior year. Rate increases in Florida and in certain other states along with slightly improved retention also contributed to the premium growth. As discussed below in losses and LAE, we intend to update our underwriting guidelines on new business to address emerging loss trends that have impacted the rate of growth in Florida. Direct premiums written in every state in which we are writing increased compared to the prior year. We actively wrote policies in 18 states during 2019 and 2020. In addition, we are authorized to do business in Iowa and Wisconsin and are proceeding with product filings in those states. We also have applications submitted and pending to write policies in Connecticut and Tennessee. Policy count, premium in force and total insured value increased at March 31, 2020 when compared to March 31, 2019. Policies in force are a count of insurance policies that have been written which are still active as of the reporting date. Premium in force is the amount of the annual premiums previously recorded by the Company for policies which are still active as of the reporting date. Total insured value is the total amount of insurance limits available on a policy for a single loss based on all policies active as of the reporting date. These measures assist management in measuring the level of insured exposure and progress toward meeting revenue goals for the current year and to provide an indication of business available for renewal in the next twelve months. See “Item 7—

Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a further discussion on total insured value, policies in force and premiums in force.

The following table provides direct premiums written for Florida and Other States for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended
	March 31, 2020		March 31, 2019		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$278,511	83.2%	$242,148	83.7%	$36,363	15.0%
Other states	56,042	16.8%	47,086	16.3%	8,956	19.0%
Total	$334,553	100.0%	$289,234	100.0%	$45,319	15.7%
Diversified sources of business are an important objective and premium growth outside Florida is a measure monitored by management toward meeting that objective.
Direct premium earned increased by $30.6 million, or 10.4%, for the quarter ended March 31, 2020, reflecting the earning of premiums written over the past 12 months and changes in rates and policy count during that time.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents amounts paid to reinsurers for this protection. Ceded premium earned was $105.1 million for the quarter ended March 31, 2020, compared to $85.7 million during the same period in 2019. Reinsurance costs, as a percentage of direct premium earned, increased from 29.0% for the three months ended March 31, 2019 to 32.3% for the three months ended March 31, 2020. The increase in the ratio is a result of higher costs for the Company’s 2019-2020 reinsurance program compared to the expired program. Costs associated with each year’s reinsurance program are earned over the June 1st to May 31st coverage period. See the discussion above for the Insurance Entities’ 2019-2020 reinsurance programs and “Item 1—Note 4 (Reinsurance).”
Premiums earned, net of ceded premium earned, grew by 5.3%, or $11.1 million, to $220.8 million for the three months ended March 31, 2020, reflecting an increase in direct premium earned offset by increased cost for reinsurance.
Net investment income was $6.8 million for the three months ended March 31, 2020, compared to $8.1 million for the same period in 2019, a decrease of $1.3 million, or 16.1%. The decrease is driven by lower yields on cash and short term investments during 2020 when compared to 2019. The prior year also included one-time income benefits from a special dividend received and a one-time reduction in investment expenses. Total invested assets were $928.6 million as of March 31, 2020 compared to $914.6 million as of December 31, 2019. The credit rating on our fixed income securities was A+ as of March 31, 2020 and December 31, 2019. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit ratings for all investments. The duration of our fixed income securities was 3.6 years at March 31, 2020 compared to 3.8 years at December 31, 2019. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments. Cash and cash equivalents were $180.8 million at March 31, 2020 compared to $182.1 million at December 31, 2019, a decrease of 0.7%. Cash and cash equivalents are invested short term until needed to settle loss and LAE payments, reinsurance premium payments and operating cash needs or until they are deployed to investment advisors.
Yields from the fixed income portfolio are dependent on future market forces, monetary policy and interest rate policy from the Federal Reserve. The Federal Reserve has broadly been lowering and maintaining lower interest rates, which has impacted effective yields on new fixed income and overnight cash purchases. The impact from this trend over the past year has been somewhat limited as investments mature over many future years based on the effective maturity of the portfolio, subjecting only the current year redemptions to the lower interest rate environment. The Company’s investment strategy is to invest in assets with multi-year effective maturities, locking in book yields for future years which dampers the impact that market fluctuations have on current investment income. The overall trend has been lower interest rates on new purchases over the past year.
We sell securities from our investment portfolio from time to time to meet our investment objectives. During the three months ended March 31, 2020, sales resulted in a net realized gain of $0.3 million. We sold securities during the three months ended March 31, 2019, generating net realized loss of $11.5 million. See “Item 1—(Note 3 Investments).” The realized gain during the quarter ended March 31, 2020 resulted primarily from the sale of available-for-sale debt securities, whereas the realized loss for the quarter ended March 31, 2019 resulted primarily from the sale of equity securities.
There was an $8.0 million unfavorable net unrealized loss in equity securities during the three months ended March 31, 2020 compared to an $18.0 million favorable net unrealized gain during the three months ended March 31, 2019. Unrealized gains or losses are the result of changes in the fair market value of our equity securities during the period for securities still held and the reversal of unrealized gains or losses for securities sold during the period. See “Item 1—(Note 3 Investments).”

The COVID-19 pandemic has negatively impacted the financial markets and most investment assets. We believe the adverse impact to our investment portfolio has been minimized during this COVID-19-induced market dislocation as a result of our conservative investment strategy’s focus on capital preservation and adequate liquidity to pay claims. During March 2020, we saw extreme instability in the fixed-income market, which stabilized as the Federal Reserve provided liquidity to that marketplace in mid-March. Although we had a decline in our unrealized gains in the fixed income portfolio, we ended the quarter with an overall unrealized gain in our fixed income portfolio, which totaled $16.2 million, before credit losses of $0.8 million at March 31, 2020, compared to $26.9 million in unrealized gains at December 31, 2019. Our equity securities were negatively impacted by the decline in valuations in the equity market with $8.0 million of unrealized losses being recorded in the first quarter of 2020. As a precaution, we are building cash in our portfolio as a defensive measure to support our liquidity needs in the event of a business downturn. We believe the credit and duration foundation of our portfolio, as described above, and portfolio diversification will help us weather these difficult market conditions, thereby limiting the impact of future economic financial market downturns on the portfolio. We will continue to monitor the impact of COVID-19 on our portfolio. Significant uncertainties still exist regarding the potential long-term impact of COVID-19 on our investment portfolio, as well as new emerging risks. See “Part II, Item1A—Risk Factors.”
Commission revenue is comprised principally of brokerage commissions we earn from third party reinsurers (excluding the FHCF) on reinsurance placed for the Insurance Entities. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the three months ended March 31, 2020, commission revenue was $7.0 million, compared to $5.5 million for the three months ended March 31, 2019. The increase in commission revenue of $1.5 million, or 27.4%, for the three months ended March 31, 2020 was primarily due to increased commissions from third-party reinsurers earned on increased reinsurance premiums as well as the difference in structure associated with our reinsurance program when compared to the prior year.
Policy fees for the three months ended March 31, 2020 were $5.5 million compared to $5.0 million for the same period in 2019. The increase of $0.5 million, or 10.3%, was the result of an increase in the total number of new and renewal policies written during the three months ended March 31, 2020 compared to the same period in 2019.
Losses and LAE, net of reinsurance, were $135.0 million for the three months ended March 31, 2020, compared to $113.1 million during the same period in 2019 as follows (dollars in thousands):

	Three Months Ended March 31, 2020
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$325,951		$105,122		$220,829

Loss and loss adjustment expenses:
Weather events*	$1,000	0.3%	$—	—%	$1,000	0.5%
Prior year adverse/(favorable) reserve development	42,515	13.0%	38,174	36.3%	4,341	2.0%
All other losses and loss adjustment expenses	129,728	39.8%	21	—%	129,707	58.7%
Total losses and loss adjustment expenses	$173,243	53.2%	$38,195	36.3%	$135,048	61.2%

*Includes only current year weather events beyond those expected.

	Three Months Ended March 31, 2019
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$295,377		$85,650		$209,727

Loss and loss adjustment expenses:
Weather events*	$5,000	1.7%	$—	—%	$5,000	2.4%
Prior year adverse/(favorable) reserve development	2,165	0.7%	2,350	2.7%	(185)	(0.1)%
All other losses and loss adjustment expenses	108,577	36.8%	298	0.3%	108,279	51.6%
Total losses and loss adjustment expenses	$115,742	39.2%	$2,648	3.1%	$113,094	53.9%

*Includes only current year weather events beyond those expected.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.

The increases in losses and LAE, net, were the result of a higher core loss ratio for 2020 compared to 2019 and increased prior year adverse development, offset by a lower level of weather events in 2020. All other losses and LAE increased during the first quarter ended March 31, 2020 principally due to two key factors: (1) increased losses in connection with the growth in our underlying business; and (2) increased core loss ratio (as defined below) from 37% in 2019 to 40% in 2020. The increase in the core losses primarily reflects increased losses and LAE primarily associated with litigated and represented claims in the Florida market. In the first quarter of 2020, there was adverse prior year reserve development of $42.5 million gross, less $38.2 million ceded, resulting in $4.3 million net. Core loss ratio is a common operational metric used in the insurance industry to describe the ratio of current accident year expected losses and LAE to premiums earned. Core loss ratio is an important measure identifying profitability trends of in-force premiums. The direct and net prior year reserve development for the quarter ended March 31, 2020 was principally due to increased ultimate losses and LAE for Hurricane Irma. For the first quarter of 2020, we experienced $1.0 million of losses and LAE for weather events beyond those expected. This compares to $5.0 million of losses and LAE for weather events beyond those expected in the first quarter of 2019. Weather events are an estimate of losses and LAE from weather events occurring during the current accident year that exceed initial estimates of expected weather events when establishing the core loss ratio for each accident year; such a metric informs management of factors impacting overall current year profitability.
The net loss ratio for the first quarter ended March 31, 2020 was 61.2% compared to 53.9% in the first quarter of the prior year. The increase of 7.3% loss ratio points was a result of: (1) increased estimated core losses and LAE ratio for the current year (6.9% loss ratio points which includes 2.4% as a result of higher reinsurance costs); (2) increased level of prior year adverse development on prior years’ loss and LAE reserves (2.1% loss ratio points); and (3) reduced financial benefit from the management of claims, including claims fees ceded to reinsurers (0.2% loss ratio points). The increase was partially offset by lower level weather events in excess of plan (1.9% loss ratio points).
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
The market trends in losses and LAE led us to file in February 2020 for an overall 12.4% rate increase in Florida (effective May 2020 for new business and for renewals), make changes to certain new business guidelines and develop specialized claims and litigation management efforts to address market trends driving up claim costs. Delayed approval of our rate filing for any reason, potentially including regulatory considerations arising from the COVID-19 pandemic, may materially impact prospective expected loss ratios. See “Part II, Item 1A—Risk Factors.”
General and administrative expenses were $72.6 million for the three months ended March 31, 2020, compared to $69.7 million during the same period in 2019, as follows (dollars in thousands):

	Three Months Ended
	March 31,				Change
	2020		2019		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$220,829		$209,727		$11,102	5.3%
General and administrative expenses:
Policy acquisition costs	46,864	21.2%	43,511	20.7%	3,353	7.7%
Other operating costs	25,779	11.7%	26,237	12.5%	(458)	(1.7)%
Total general and administrative expenses	$72,643	32.9%	$69,748	33.3%	$2,895	4.2%

General and administrative expenses increased by $2.9 million, which was the result of increases in policy acquisition costs of $3.4 million, offset by a decrease in other operating costs of $0.5 million. The expense ratio (general and administrative expenses as a percentage of premiums earned, net) decreased from 33.3% of premiums earned, net for the three months ended March 31, 2019 to 32.9% of premiums earned, net for the same period in 2020. Our underlying policy acquisition costs continued to be driven by increased premium volume and continued geographic expansion into states that typically have higher commission rates as compared to Florida. Other operating costs for the three months ended March 31, 2020 decreased $0.5 million, reflecting lower amounts recorded for executive compensation and temporary employee expenses, partially offset by added costs to support the growth in business. Other operating costs ratio for the three months ended March 31, 2020 was 11.7% compared to 12.5% in the first quarter of 2019, reflecting lower amounts recorded for executive compensation. The total general and administrative expense ratio is comprised of the policy acquisition cost ratio and the other operating cost ratio, as calculated in the above chart, and is an indicator to management of the Company’s efficiency in acquiring and servicing its business and its impact to overall profitability.
Overall, the expense ratio benefited from the items mentioned above and economies of scale as general and administrative expenses did not increase at the same rate as premiums earned, net.
Income tax expense decreased by $6.1 million, or 44.7%, for the three months ended March 31, 2020, primarily as a result of a 48.7% reduction in income before income taxes, when compared with the three months ended March 31, 2019. Our effective tax rate (“ETR”) increased to 27.3% for the three months ended March 31, 2020, as compared to 25.3% for the three months ended March 31, 2019. The ETR increased by 2.0% as a result of a higher ratio of permanent items relative to the amount of income before taxes, principally non-deductible compensation, and a decrease in discrete tax benefits.
Other comprehensive loss, net of taxes for the three months ended March 31, 2020, was $8.9 million compared to other comprehensive income of $12.0 million for the same period in 2019, reflecting changes in fair value of debt securities available for sale. See “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income and loss for these periods.

Analysis of Financial Condition—As of March 31, 2020 Compared to December 31, 2019
We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	March 31,	December 31,
Type of Investment	2020	2019
Available-for-sale debt securities	$867,249	$855,284
Equity securities	45,838	43,717
Investment real estate, net	15,481	15,585
Total	$928,568	$914,586
See “Item 1—Condensed Consolidated Statements of Cash Flows” for explanations of changes in investments and “Item 1—Note 3 (Investments).”
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1st to May 31st of the following year. The decrease of $105.1 million to $70.1 million as of March 31, 2020 was to recognize the amortization of ceded written premium for the reinsurance costs relating to our 2019-2020 catastrophe reinsurance program earned during the period.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE and other expenses that are expected to be recoverable from reinsurers. The decrease of $84.7 million to $108.5 million as of March 31, 2020 was primarily due to the collection of amounts from reinsurers relating to settled claims from hurricanes and other events.
Premiums receivable, net, represents amounts receivable from policyholders. The increase in premiums receivable, net, of $2.7 million to $66.6 million as of March 31, 2020 relates to the growth and consumer payment behavior of our business. The nature of our business tends to be seasonal during the year, reflecting consumer behaviors in connection with the Florida residential real estate market and the hurricane season. The amount of direct premiums written tends to increase just prior to the second quarter and tends to decrease approaching the fourth quarter.
Property and equipment, net, increased by $3.5 million to $44.9 million as of March 31, 2020 primarily as the result of expenditures to build out and outfit a new office building in Fort Lauderdale, Florida, which will be used to meet the staffing needs of the Company as the business continues to expand.
Deferred policy acquisition costs (“DPAC”) increased by $2.5 million to $94.4 million as of March 31, 2020, which is consistent with the underlying premium growth. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.

Income taxes recoverable represents the difference between estimated tax obligations and tax payments made to taxing authorities. As of March 31, 2020, the balance recoverable was $17.1 million, representing amounts due from taxing authorities at that date, compared to a balance recoverable of $34.3 million as of December 31, 2019. Income taxes recoverable as of March 31, 2020 will be applied to future periods for federal and state income taxes payable.
Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the three months ended March 31, 2020, deferred tax assets increased by $12.2 million to $15.6 million primarily due to an increase in unrealized losses on investment and increase in unearned premiums. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $71.8 million to $196.0 million as of March 31, 2020. The reduction in unpaid losses and LAE was principally due to the settlement of claims from previous hurricane and storm events, as more claims from those events concluded during the three months ended March 31, 2020. Overall unpaid losses and LAE decreased, as claim settlements exceeded new emerging claims. Unpaid losses and LAE are net of estimated subrogation recoveries.
Unearned premiums represent the portion of direct premiums written that will be earned pro rata in the future. The increase of $8.6 million from December 31, 2019 to $669.9 million as of March 31, 2020 reflects both organic growth and the seasonality of our business, which is the variability of premiums written by month.
Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $24.8 million to $55.8 million as of March 31, 2020 reflects customer payment behavior, organic growth and rate increases.
We exclude any net negative cash balances from cash and cash equivalents that we have with any single financial institution. These amounts represent outstanding checks or drafts not yet presented to the financial institution and are reclassified to liabilities and presented as book overdraft in our Condensed Consolidated Balance Sheets at each balance sheet date. We maintain a short-term cash investment sweep to maximize investment returns on cash balances. Due to sweep activities, certain outstanding items are recorded as book overdrafts totaling $90.4 million as of December 31, 2019. There were no book overdrafts as of March 31, 2020.
Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers and cash advances received from reinsurers, if any. On June 1st of each year, we renew our catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which runs from June 1st to May 31st. The balance decreased by $58.1 million to $64.5 million as of March 31, 2020 as a result of the timing of the above items.
Other liabilities and accrued expenses increased by $11.5 million to $52.5 million as of March 31, 2020, primarily driven by an increase in other liabilities due to timing of payments and payables relating to portfolio investment purchases settled after March 31, 2020.
Capital resources, net, held steady for the three months ended March 31, 2020. The nominal increase in stockholders’ equity was principally the result of our 2020 net income and share-based compensation, offset by declines in after-tax changes in fair value of our debt securities available for sale held in our investment portfolio, treasury stock repurchases and dividends to shareholders. See “Item 1—Condensed Consolidated Statements of Stockholders’ Equity” and “Item 1—Note 8 (Stockholders’ Equity)” for explanation of changes in treasury stock.
The reduction in long-term debt of $0.4 million was the result of principal payments on debt during 2020. See “—Liquidity and Capital Resources” for more information.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short- and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements. We will continue to monitor liquidity as the economic consequences of COVID-19 continue to unfold (see “Part II, Item 1A— Risk Factors” and discussion below regarding COVID-19). Also see the discussion above under “Overview—Trends—Impact of COVID-19” regarding our response to COVID-19, the financial impact to us in the first quarter of 2020, our general outlook and plans to monitor the economic consequences of COVID-19.
The balance of cash and cash equivalents as of March 31, 2020 was $180.8 million compared to $182.1 million at December 31, 2019. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between March 31, 2020 and December 31, 2019. The decrease in cash and cash equivalents was driven by cash flows used in investing and financing activities in excess of net cash provided by operating activities. We maintain a short-term investment cash sweep to maximize investment returns on cash balances. Due to these sweep activities, certain outstanding items are routinely recorded as book overdraft in the Condensed Consolidated Financial Statements. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st, and December 1st, and third-party reinsurance is paid in four installments on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. See “Item 1—Note 12 (Commitments and Contingencies)” and “—Contractual Obligations” for more information.
The balance of restricted cash and cash equivalents as of March 31, 2020 and December 31, 2019 represents cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business.
Liquidity is required at the holding company for us to cover the payment of general operating expenses and contingencies, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of income taxes, net of amounts received from affiliates, capital contributions to subsidiaries, if needed, and interest and principal payments on outstanding debt obligations, if any. The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. Principal sources of liquidity for the holding company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions earned on reinsurance contracts placed by our wholly-owned subsidiary, Blue Atlantic Reinsurance Company, and policy fees. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income from those investments. As discussed in “Item 1—Note 5 (Insurance Operations),” there are limitations on the dividends the Insurance Entities may pay to their immediate parent company, Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida).

The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 1—Note 5 (Insurance Operations).” The maximum dividend that may be paid by the Insurance Entities to PSI without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the three months ended March 31, 2020 and the year ended December 31, 2019, the Insurance Entities did not pay dividends to PSI.
Liquidity for the Insurance Entities is primarily required to cover payments for reinsurance premiums, claims payments including potential payments of catastrophe losses (offset by recovery of any reimbursement amounts under our reinsurance agreements), fees paid to affiliates for managing general agency services, inspections and claims adjusting services, agent commissions, premium and income taxes, regulatory assessments, general operating expenses, and interest and principal payments on debt obligations. The principal source of liquidity for the Insurance Entities consists of the revenue generated from the collection of premiums earned, net, interest and dividend income from the investment portfolio, the collection of reinsurance recoverable and financing fees.
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
The Insurance Entities are responsible for losses related to catastrophic events in excess of coverage provided by the Insurance Entities’ reinsurance programs or retentions before our reinsurance protection commences. Also, the Insurance Entities are responsible for all other losses that otherwise may not be covered by the reinsurance programs and any amounts arising in the event of a reinsurer default. Losses or a default by reinsurers may have a material adverse effect on either of the Insurance Entities on our business, financial condition, results of operations and liquidity.
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio for the periods presented (dollars in thousands):

	As of
	March 31,	December 31,
	2020	2019
Stockholders’ equity	$494,288	$493,901
Total long-term debt	9,559	9,926
Total capital resources	$503,847	$503,827

Debt-to-total capital ratio	1.9%	2.0%
Debt-to-equity ratio	1.9%	2.0%

The debt-to-total capital ratio is total long-term debt divided by total capital resources, whereas debt-to-equity ratio is total long-term debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.
As described in our Annual Report on Form 10-K for the year ended December 31, 2019, UPCIC entered into a surplus note with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program on November 9, 2006. The surplus note has a twenty-year term, with quarterly payments of principal and interest that accrue per the terms of the note agreement. At March 31, 2020, UPCIC was in compliance with the terms of the surplus note. Total adjusted capital surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.
In addition to the liquidity generally provided from operations, we maintain a conservative, well-diversified investment portfolio, predominantly comprised of fixed-income securities with an average credit rating of A+, that focuses on capital preservation and providing an adequate source of liquidity for potential claim payments and other cash needs. The portfolio’s secondary investment objective is to provide a total rate of return with emphasis on investment income. Historically, we have consistently generated funds from operations, allowing our cash and invested assets to grow. We have not had to liquidate investment holdings to fund either operations or financing activities. During March, we saw extreme instability and dysfunction in the fixed income market, which settled down as the Federal Reserve provided liquidity to that marketplace in the latter part of March. Despite the turbulent and declining market values during the first quarter of 2020, the overall performance of our portfolio was in accordance with our primary objectives of capital preservation and liquidity. Although we had a decline in our unrealized gains in the fixed income portfolio during the three months ended March 31, 2020, we maintained an overall net unrealized gain in our fixed income portfolio, which totaled $16.2 million, before credit losses of $0.8 million, at March 31, 2020, compared to a net unrealized gain of $26.9 million at December 31, 2019. Our equity securities were also negatively impacted by the severe decline in valuations in the equity market with $8.0 million of net change in unrealized losses being recorded in the income statement during the quarter and a resulting balance of net unrealized loss of $7.8 million as of March 31, 2020 compared to $0.2 million net unrealized gain as of December 31, 2019.
Impact of COVID-19 Pandemic
Although volatility in the markets remains a key risk as the world continues to navigate the consequences of the COVID-19 pandemic, there has been significant recovery in values since the low point on or about March 23, 2020 and again since March 31, 2020. As a precautionary measure, we have instructed our investment advisors to accumulate cash upon maturity or paydowns of fixed income securities rather than reinvest into the market and have ceased any purchases of equity securities. We remain in regular contact with our advisors to monitor credit actions taken to issuers of our securities and discuss appropriate responses to those actions. We believe these measures, when combined with the inherent liquidity generated by our business model and in our investment portfolio, will allow us to continue to meet our short and long-term obligations.
We have implemented certain premium payment grace periods in Florida and other states to assist policyholders affected by COVID-19. In addition, we have waived late payment fees that otherwise would apply to those policyholders. To date we have not seen significant use of these grace periods. However, the effects of stay-at-home orders are still unfolding and some affected policyholders might not have yet had their next premium payments come due. We are not able at this time to estimate the number of policyholders who might avail themselves of an extended grace period. Generally, a significant number of our policies are subject to payment by mortgage companies, which are likely to continue remitting payments as scheduled. Our collection experience in March 2020 was consistent with our average experience. As a further indicator of our positive cash flow, at March 31, 2020, we had $1.3 billion of in-force premiums and only $66.6 million, or 5%, was uncollected. This reflects on the nature of homeowners’ insurance and the priority that mortgage companies and policyholders place on maintaining coverage for insured properties. We will monitor this as the impact of COVID-19 and its economic consequences are felt by our policyholders.

Looking Forward

We continue to monitor a range of financial metrics related to our business. Although we have not yet experienced material adverse impacts on our business, conditions are subject to change depending on the duration of governmental stay-at-home directives, the extent of the economic downturn, and the pace and extent of an economic recovery. Significant uncertainties exist with the potential long-term impact of COVID-19, including unforeseen newly emerging risks that could affect us. We will continue to monitor the broader economic impacts of COVID-19 and its impact on our operations and financial condition including liquidity and capital resources.
Common Stock Repurchases
On November 6, 2019, we announced that our Board of Directors authorized a share repurchase program under which we may repurchase shares in the open market up to $40 million of our outstanding shares of our common stock through December 31, 2021. We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
During the three months ended March 31, 2020, we repurchased an aggregate of 312,107 shares of our common stock in the open market at an aggregate purchase price of $6.6 million. Also, see “Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended March 31, 2020.

Cash Dividends
The following table summarizes the dividends declared by us:

2020	Dividend Declared Date	Shareholders Record Date	Dividend Payable Date	Cash Dividend Per Share Amount
First Quarter	February 11, 2020	March 12, 2020	March 19, 2020	$0.16
Second Quarter	April 16, 2020	May 14, 2020	May 21, 2020	$0.16

CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations for which cash flows are fixed or determinable as of March 31, 2020 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Reinsurance payable and multi-year commitments (1)	$267,622	$64,460	$203,162	$—	$—
Unpaid losses and LAE, direct (2)	195,978	119,743	57,030	14,110	5,095
Long-term debt	10,172	1,234	4,778	3,046	1,114
Total contractual obligations	$473,772	$185,437	$264,970	$17,156	$6,209
(1)The 1-3 years amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—–Note 12 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through March 31, 2020. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from the Company’s reinsurance program. See “Item 1—Note 4 (Reinsurance).”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to Critical Accounting Policies and Estimates previously disclosed in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

See “Item 1—Note 2 (Significant Accounting Policies)” for more information about recently adopted accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of March 31, 2020 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
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
The following tables provide information about our fixed income Financial Instruments as of March 31, 2020 compared to December 31, 2019, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	March 31, 2020
	2020	2021	2022	2023	2024	Thereafter	Other	Total
Amortized cost	$127,107	$66,102	$91,631	$144,876	$121,277	$299,130	$1,703	$851,826
Fair market value	$127,033	$66,340	$93,090	$149,553	$124,649	$304,892	$1,692	$867,249
Coupon rate	2.28%	2.80%	3.12%	3.55%	3.52%	3.52%	5.66%	3.25%
Book yield	2.29%	2.63%	2.81%	3.26%	3.48%	3.48%	5.77%	3.06%
* Years to effective maturity - 4.9 years

	December 31, 2019
	2019	2020	2021	2022	2023	Thereafter	Other	Total
Amortized cost	$106,961	$107,705	$59,350	$124,596	$98,477	$331,082	$165	$828,336
Fair market value	$107,259	$108,516	$60,105	$128,599	$101,345	$349,259	$201	$855,284
Coupon rate	2.46%	2.58%	3.06%	3.52%	3.50%	3.64%	7.50%	3.28%
Book yield	2.46%	2.44%	2.77%	3.27%	3.03%	3.47%	6.31%	3.08%
* Years to effective maturity - 4.7 years

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
The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	March 31, 2020		December 31, 2019
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$1,904	4.2%	$2,377	5.4%
Mutual funds	43,934	95.8%	41,340	94.6%
Total equity securities	$45,838	100.0%	$43,717	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at March 31, 2020 and December 31, 2019 would have resulted in a decrease of $9.2 million and $8.7 million, respectively, in the fair value of those securities.
The COVID-19 pandemic presents new and emerging uncertainty to the financial markets. See further discussion in “Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A—Risk Factors.”

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of March 31, 2020, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
Other than as described in the additional risk factor below, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in “Part I, Item 1A—Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic could have material and long-term adverse consequences on our financial condition, results of operations and liquidity and capital resources

The public health crisis created by the COVID-19 pandemic and the resulting and continuing impact on the global, national and local economies, as well as on the American workforce, could significantly disrupt and materially impact our business, including:

•our ability to successfully maintain operations and meet the costs associated with those operations while maintaining the safety and wellness of our employees, independent agents, policyholders and vendors;
•the impact on demand for our products by agents and policyholders during the current protracted economic downturn;
•the ability or willingness of policyholders to pay premiums;
•prompt payment of receivables by reinsurers and policyholders;
•a decline in the value of our investment securities, which make up a significant portion of our financial resources;
•a decline in the credit ratings of our debt securities;
•our ability to meet regulatory requirements;
•our ability to attract and retain, and to effectively train and supervise, employees;
•our ability to anticipate, understand and respond to potential changes in consumer or employee behaviors and preferences arising from past and future directives and guidance related to social distancing, teleworking and similar considerations; or
•our ability to maintain relationships with key vendors, and those vendors’ willingness or ability to perform services for us as expected.

As a provider of services typically categorized as essential, we are required to maintain operations and continue to pay claims to policyholders. Uncertainty around claims patterns including impediments to adjusting claims in the field could negatively impact our ability to timely and properly pay claims and establish reserves. Access to capital, if needed, could be hampered, and the cost of external capital could be elevated.

Broader adverse economic consequences and losses incurred by reinsurers as a result of COVID-19 could erode capital and contribute to an increase in the cost of reinsurance as well as an increase in counterparty credit risk. Possible legislative, regulatory or judicial actions that encourage or mandate premium payment grace periods, prevent cancellations for non-payment of premium, require us to cover losses when our policies did not provide coverage or excluded coverage, or order us to provide premium refunds or make other accommodations, could reduce our liquidity and increase both our losses and operating costs. Forced liquidation of stressed investment securities could result in realized losses during periods of dysfunction and volatility in capital markets. An increase in the demand and frequency of reporting by regulators could place stress on our ability to accurately and timely meet those and existing demands, and a delay or denial in regulatory rate approvals could contribute to financial stress. While most of our workforce is continuing to work remotely, we could become more vulnerable to cyberthreats.

The extent to which COVID-19 impacts our business will depend on future developments, and while we are not able to estimate the impact that COVID-19 will have on our financial results and financial condition, it could be material. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in “Part I, Item 1A—Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases of our common stock during the three months ended March 31, 2020.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
1/1/2020 - 1/31/2020	—	$—	—	—
2/1/2020 - 2/29/2020	—	$—	—	—
3/1/2020 - 3/31/2020	312,107	$21.08	312,107	1,213,164
Total	312,107	$21.08	312,107	1,213,164
(1)Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated based on a closing price at March 31, 2020 of $17.92 per share.
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
On November 6, 2019, we announced that our Board of Directors authorized the repurchase of up to $40 million of outstanding shares of our common stock through December 31, 2021 (the “December 2021 Share Repurchase Program”). Under the December 2021 Share Repurchase Program, we repurchased 715,249 shares of our common stock from November 2019 through March 31, 2020 at an aggregate cost of approximately $18.3 million.

Item 6. Exhibits

Exhibit No.	Exhibit

10.1
Employment Agreement, dated February 12, 2020, between Stephen J. Donaghy and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2020 and incorporated herein by reference) †

10.2
Employment Agreement, dated March 18, 2020, between Kimberly Cooper Campos and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2020 and incorporated herein by reference) †

10.3
Stock Award Agreement, dated March 18, 2020, between Kimberly Cooper Campos and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 18, 2020 and incorporated herein by reference) †

10.4
Amendment No. 1 to Employment Agreement, dated April 20, 2020, between Stephen J. Donaghy and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2020 and incorporated herein by reference) †

10.5
Executive Chairman Agreement, dated April 20, 2020, between Sean P. Downes and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2020 and incorporated herein by reference) †

10.6
Employment Agreement, dated April 20, 2020, between Frank C. Wilcox and the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 24, 2020 and incorporated herein by reference) †

15.1	Accountants’ Acknowledgment

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included in Exhibit 101.1)
† Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: May 1, 2020	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer and Principal Executive Officer

Date: May 1, 2020	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer