Form 10-Q
period 2020-06-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2020-07-31
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,852,829 shares of common stock, par value $0.01 per share, outstanding on July 27, 2020.

2

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Universal Insurance Holdings, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of June 30, 2020 and the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity, for the three-month and six-month periods ended June 30, 2020 and 2019 and the related condensed consolidated statement of cash flows for the six-month periods ended June 30, 2020 and 2019. These interim financial statements are the responsibility of the Company’s management.

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
July 31, 2020

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

	As of
	June 30,	December 31,
	2020	2019
ASSETS
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $455 (amortized cost: $819,166 and $828,336)	$869,418	$855,284
Equity securities, at fair value (cost: $53,667 and $43,523)	49,708	43,717
Investment real estate, net	15,377	15,585
Total invested assets	934,503	914,586
Cash and cash equivalents	331,716	182,109
Restricted cash and cash equivalents	2,945	2,635
Prepaid reinsurance premiums	453,018	175,208
Reinsurance recoverable	46,860	193,236
Premiums receivable, net	76,885	63,883
Property and equipment, net	49,159	41,351
Deferred policy acquisition costs	103,527	91,882
Income taxes recoverable	29,009	34,283
Deferred income tax asset, net	—	3,351
Other assets	19,277	17,328
Total assets	$2,046,899	$1,719,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$147,659	$267,760
Unearned premiums	736,927	661,279
Advance premium	55,640	30,975
Accounts payable	3,176	2,099
Book overdraft	—	90,401
Reinsurance payable, net	499,656	122,581
Deferred income tax liability, net	13,665	—
Other liabilities and accrued expenses	53,284	40,930
Long-term debt	9,191	9,926
Total liabilities	1,519,198	1,225,951

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $0.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $0.01 par value	468	467
Authorized shares - 55,000
Issued shares - 46,806 and 46,707
Outstanding shares - 31,853 and 32,638
Treasury shares, at cost - 14,953 and 14,069	(213,201)	(196,585)
Additional paid-in capital	99,768	96,036
Accumulated other comprehensive income, net of taxes	38,083	20,364
Retained earnings	602,583	573,619
Total stockholders’ equity	527,701	493,901
Total liabilities and stockholders’ equity	$2,046,899	$1,719,852

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$404,685	$357,960	$739,238	$647,194
Change in unearned premium	(67,046)	(54,852)	(75,648)	(48,709)
Direct premium earned	337,639	303,108	663,590	598,485
Ceded premium earned	(111,269)	(92,751)	(216,391)	(178,401)
Premiums earned, net	226,370	210,357	447,199	420,084
Net investment income	6,179	7,410	13,013	15,552
Net realized gains (losses) on investments	168	(1,605)	467	(13,130)
Net change in unrealized gains (losses) of equity securities	3,871	3,759	(4,153)	21,791
Commission revenue	7,758	6,048	14,773	11,553
Policy fees	6,546	5,997	12,086	11,018
Other revenue	1,812	1,756	4,594	3,440
Total premiums earned and other revenues	252,704	233,722	487,979	470,308
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	151,345	113,296	286,393	226,390
General and administrative expenses	73,921	69,496	146,564	139,244
Total operating costs and expenses	225,266	182,792	432,957	365,634
INCOME BEFORE INCOME TAXES	27,438	50,930	55,022	104,674
Income tax expense	7,556	13,637	15,073	27,233
NET INCOME	$19,882	$37,293	$39,949	$77,441
Basic earnings per common share	$0.62	$1.09	$1.23	$2.24
Weighted average common shares outstanding - Basic	32,102	34,311	32,347	34,525
Diluted earnings per common share	$0.62	$1.08	$1.23	$2.22
Weighted average common shares outstanding - Diluted	32,170	34,612	32,440	34,903
Cash dividend declared per common share	$0.16	$0.16	$0.32	$0.32

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$19,882	$37,293	$39,949	$77,441
Other comprehensive income, net of taxes	26,068	11,955	17,122	23,939
Comprehensive income	$45,950	$49,248	$57,071	$101,380
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (unaudited)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2019	(14,069)		46,707	10	$467	$—	$96,036	$573,619	$20,364	$(196,585)	$493,901
Cumulative effect of changes in accounting principle (ASU 2016-13)	—		—	—	—	—	—	(597)	597	—	—
Balance, January 1, 2020	(14,069)		46,707	10	467	—	96,036	573,022	20,961	(196,585)	493,901
Vesting of performance share units	(25)	(1)	83	—	1	—	(1)	—	—	(646)	(646)
Grant and issue of stock award	—		1	—	—	—	30	—	—	—	30
Retirement of treasury shares	25	(1)	(25)	—	—	—	(646)	—	—	646	—
Purchases of treasury stock	(312)		—	—	—	—	—	—	—	(6,587)	(6,587)
Share-based compensation	—		—	—	—	—	1,691	—	—	—	1,691
Net income	—		—	—	—	—	—	20,067	—	—	20,067
Other comprehensive loss, net of taxes	—		—	—	—	—	—	—	(8,946)	—	(8,946)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,222)	—	—	(5,222)
Balance, March 31, 2020	(14,381)		46,766	10	468	—	97,110	587,867	12,015	(203,172)	494,288
Vesting of restricted stock units	(25)	(1)	65	—	—	—	—	—	—	(424)	(424)
Retirement of treasury shares	25	(1)	(25)	—	—	—	(424)	—	—	424	—
Purchases of treasury stock	(572)		—	—	—	—	—	—	—	(10,029)	(10,029)
Share-based compensation	—		—	—	—	—	3,082	—	—	—	3,082
Net income	—		—	—	—	—	—	19,882	—	—	19,882
Other comprehensive income, net of taxes	—		—	—	—	—	—	—	26,068	—	26,068
Declaration of dividends for second quarter ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,166)	—	—	(5,166)
Balance, June 30, 2020	(14,953)		46,806	10	$468	$—	$99,768	$602,583	$38,083	$(213,201)	$527,701

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

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2018	(11,731)		46,514	10	$465	$—	$86,353	$553,224	$(8,010)	$(130,399)	$501,633
Vesting of performance share units	(56)	(1)	148	—	2	—	(2)	—	—	(2,069)	(2,069)
Grants and vesting of restricted stock	(5)	(1)	25	—	—	—	—	—	—	(166)	(166)
Stock option exercises	(36)	(1)	84	—	1	—	1,438	—	—	(1,367)	72
Retirement of treasury shares	97	(1)	(97)	—	(1)	—	(3,601)	—	—	3,602	—
Purchases of treasury stock	(321)		—	—	—	—	—	—	—	(10,117)	(10,117)
Share-based compensation	—		—	—	—	—	3,140	—	—	—	3,140
Net income	—		—	—	—	—	—	40,148	—	—	40,148
Other comprehensive income, net of taxes	—		—	—	—	—	—	—	11,984	—	11,984
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,575)	—	—	(5,575)
Balance, March 31, 2019	(12,052)		46,674	10	467	—	87,328	587,797	3,974	(140,516)	539,050
Grants and vesting of restricted stock	(14)	(1)	25	—	—	—	—	—	—	(402)	(402)
Stock option exercises	(14)	(1)	27	—	—	—	403	—	—	(414)	(11)
Retirement of treasury shares	28	(1)	(28)	—	—	—	(816)	—	—	816	—
Purchases of treasury stock	(486)		—	—	—	—	—	—	—	(14,107)	(14,107)
Share-based compensation	—		—	—	—	—	3,311	—	—	—	3,311
Net income	—		—	—	—	—	—	37,293	—	—	37,293
Other comprehensive income, net of taxes	—		—	—	—	—	—	—	11,955	—	11,955
Declaration of dividends for second quarter ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,547)	—	—	(5,547)
Declaration of dividends for third quarter ($0.16 per common share)	—		—	—	—	—	—	(5,476)	—	—	(5,476)
Balance, June 30, 2019	(12,538)		46,698	10	$467	$—	$90,226	$614,067	$15,929	$(154,623)	$566,066

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

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net cash provided by operating activities	$190,847	$55,988
Cash flows from investing activities:
Proceeds from sale of property and equipment	22	18
Purchases of property and equipment	(10,213)	(8,030)
Purchases of equity securities	(10,145)	(890)
Purchases of available-for-sale debt securities	(91,445)	(143,728)
Purchases of investment real estate, net	—	(883)
Proceeds from sales of equity securities	—	29,137
Proceeds from sales of available-for-sale debt securities	28,468	43,205
Proceeds from sales of investment real estate	—	10,537
Maturities of available-for-sale debt securities	71,214	68,525
Net cash provided by (used in) investing activities	(12,099)	(2,109)
Cash flows from financing activities:
Preferred stock dividend	(5)	(5)
Common stock dividend	(10,405)	(11,153)
Issuance of common stock for stock option exercises	—	239
Purchase of treasury stock	(16,616)	(24,224)
Payments related to tax withholding for share-based compensation	(1,070)	(2,815)
Repayment of debt	(735)	(735)
Net cash provided by (used in) financing activities	(28,831)	(38,693)
Cash and cash equivalents, and restricted cash and cash equivalents:
Net increase during the period	149,917	15,186
Balance, beginning of period	184,744	169,063
Balance, end of period	$334,661	$184,249
The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$331,716	$182,109
Restricted cash and cash equivalents (1)	2,945	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$334,661	$184,744
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
Universal Insurance Holdings, Inc. (“UVE”, and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”, and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance currently offered in 18 states as of June 30, 2020, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
The Company generates revenues primarily from the collection of premiums and invests funds in excess of those retained and used for claims-paying obligations and insurance operations. Other significant sources of revenue include brokerage commissions collected from reinsurers on certain reinsurance programs placed on behalf of the Insurance Entities, policy fees collected from policyholders by our wholly-owned managing general agent subsidiary and payment plan fees charged to policyholders who choose to pay their premiums in installments. Our wholly-owned adjusting company receives claims-handling fees from the Insurance Entities. The Insurance Entities are reimbursed for these fees on claims that are subject to recovery under the Insurance Entities’ respective reinsurance programs. These fees, after expenses, are recorded in the Condensed Consolidated Financial Statements as an adjustment to losses and loss adjustment expense (“LAE”).
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s primary use of estimates is in the recognition of liabilities for unpaid losses, loss adjustment expenses, subrogation recoveries and reinsurance recoveries. Actual results could differ from those estimates.

2. Significant Accounting Policies
The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2019. The following are new or revised disclosures or disclosures required on a quarterly basis.

Recently Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic ASC 326), which introduces a new process for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new ASU applies to premiums receivable, reinsurance recoverable and available-for-sale debt securities. The ASU replaces the current practice of recording a permanent write down (other than temporary impairment) for probable credit losses with a new requirement that would estimate credit losses and record those estimated losses through a temporary allowance account that can be re-measured as estimates of credit losses change. The ASU further limited estimated credit losses relating to available-for-sale securities to the amount which fair value is below amortized cost. The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. The Company recorded a decrease to retained earnings of $0.6 million as of January 1, 2020 for the cumulative after-tax effect of adopting ASC 326.

Accounting Policies

The following accounting policies have been updated to reflect the Company’s adoption of ASC 326 as described above.

Investment, Securities Available-for-Sale. The Company’s investments in debt securities and short-term investments are classified as available-for-sale with maturities of greater than three months. Available-for-sale debt securities and short-term investments are recorded at fair value in the Condensed Consolidated Balance Sheet, net of any allowance for credit losses. Unrealized gains and losses on available-for-sale debt securities and short-term investments are excluded from earnings and reported as a component of other comprehensive income (“OCI”), net of related deferred taxes until reclassified to earnings upon the consummation of a sales transaction with an unrelated third party. Gains and losses realized on the disposition of available-for-sale debt securities are determined on the first-in, first-out (“FIFO”) basis and credited or charged to income. Premium and discount on investment securities are amortized and accreted using the interest method and charged or credited to investment income.

Allowance for Credit Losses-Available-For-Sale Securities: For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agencies, market sentiment and trends and adverse conditions specifically related to the security, among other quantitative and qualitative factors utilized at establishing an estimate for credit losses. If the assessment indicates that a credit loss exists, the present values of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in OCI.

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense and are reported as general and administrative expenses. Losses are charged against the allowance when management believes an available-for-sale debt security is confirmed as uncollected or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale securities totaled $5.0 million at June 30, 2020 and is evaluated in the estimate for credit losses. Accrued interest receivable is included under Other Assets in the Condensed Consolidated Balance Sheet.

Investment, Equity Securities. The Company’s investments in equity securities are recorded at fair value in the Condensed Consolidated Balance Sheet with changes in the fair value of equity securities reported in current period earnings in the Condensed Consolidated Statements of Income within net change in unrealized gains (losses) of equity securities as they occur.

Premiums Receivable. Generally, premiums are collected prior to or during the policy period as permitted under the Insurance Entities’ payment plans. Credit risk is minimized through the effective administration of policy payment plans whereby the rules governing policy cancellation minimize circumstances in which the Company extends insurance coverage without having received the corresponding premiums. The Company performs a policy-level evaluation to determine the extent the premiums receivable balance exceeds the unearned premiums balance. Under ASC 326 and given the short-term nature of these receivables, we employed the aging method to estimate credit losses by pooling receivables based on the levels of delinquency and evaluating current conditions and reasonable and supportable forecasts. As of June 30, 2020 and December 31, 2019, the Company recorded an estimate of credit losses of $0.5 million and an allowance for doubtful accounts of $0.7 million, respectively.

Reinsurance. Ceded written premium is recorded upon the effective date of the reinsurance contracts and earned over the contract period. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreements and consistent with the establishment of the gross insurance liability to the Company. Under ASC 326 and given the short-term nature of these receivables, we considered the effects of credit enhancements (i.e. funds withheld liability, letters of credit and trust arrangements) and other qualitative factors that allowed us to conclude there was no material risk exposure. There is no estimated credit loss allowance as of June 30, 2020 established under ASC 326 and we did not have an allowance for uncollectible amounts due from reinsurers as of December 31, 2019.

3. Investments
Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.

Securities Available for Sale
The following table provides the amortized cost and fair value of debt securities available for sale as of the dates presented (in thousands):

	June 30, 2020
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$53,762	$—	$2,766	$(7)	$56,521
Corporate bonds	457,532	(313)	35,008	(864)	491,363
Mortgage-backed and asset-backed securities	295,075	—	13,959	(316)	308,718
Municipal bonds	3,113	—	161	—	3,274
Redeemable preferred stock	9,684	(142)	191	(191)	9,542
Total	$819,166	$(455)	$52,085	$(1,378)	$869,418

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$53,688	$864	$(188)	$54,364
Corporate bonds	457,180	19,179	(141)	476,218
Mortgage-backed and asset-backed securities	304,285	7,400	(606)	311,079
Municipal bonds	3,397	103	(4)	3,496
Redeemable preferred stock	9,786	427	(86)	10,127
Total	$828,336	$27,973	$(1,025)	$855,284
The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	June 30, 2020		December 31, 2019
Equivalent S&P Credit Ratings	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
AAA	$364,007	41.9%	$372,442	43.6%
AA	100,331	11.5%	99,103	11.6%
A	249,591	28.7%	238,766	27.9%
BBB	151,828	17.5%	143,889	16.8%
BB and Below	1,234	0.1%	—	—
No Rating Available	2,427	0.3%	1,084	0.1%
Total	$869,418	100.0%	$855,284	100.0%

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

The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed Securities:
Agency	$145,725	$150,150	$143,723	$144,729
Non-agency	69,523	77,248	71,140	75,896
Asset-backed Securities:
Auto loan receivables	38,453	39,030	42,767	43,127
Credit card receivables	18,676	19,370	21,145	21,487
Other receivables	22,698	22,920	25,510	25,840
Total	$295,075	$308,718	$304,285	$311,079
The following tables summarize debt securities available for sale for which an allowance for expected credit losses has not been recorded at June 30, 2020, and December 31, 2019 aggregated by major security type and length of time in a continuous unrealized loss position as of the dates presented (in thousands):

	June 30, 2020
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	1	$1,995	$(5)	1	$129	$(2)
Corporate bonds	14	7,463	(520)	1	223	(31)
Mortgage-backed and asset-backed securities	20	24,546	(308)	3	2,151	(8)
Redeemable preferred stock	2	34	—	—	—	—
Total	37	$34,038	$(833)	5	$2,503	$(41)

	December 31, 2019
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	2	$3,836	$(108)	4	$23,186	$(80)
Corporate bonds	18	16,808	(107)	7	5,866	(34)
Mortgage-backed and asset-backed securities	42	58,023	(245)	26	34,985	(361)
Municipal bonds	—	—	—	1	276	(4)
Redeemable preferred stock	6	630	(8)	4	1,489	(78)
Total	68	$79,297	$(468)	42	$65,802	$(557)

Unrealized losses on available-for-sale debt securities in the above table as of June 30, 2020 have not been recognized into income as credit losses because the issuers are of high credit quality (rated AA or higher), management does not intend to sell and it is likely management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Results for reporting periods occurring before January 1, 2020 continue to be reported in accordance with previously applicable U.S. GAAP and not presented under ASC 326, which was adopted by the Company on January 1, 2020.

The following table presents a reconciliation of the beginning and ending balances for expected credit losses on debt securities classified as available for sale (in thousands):

	Corporate Bonds	Redeemable Preferred Shares	Total
Balance, December 31, 2019	$—	$—	$—
Cumulative effect adjustment as of January 1, 2020	665	126	791
Increase (decrease)	(352)	16	(336)
Balance, June 30, 2020	$313	$142	$455

See “—Note 2 (Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements)” for more information about the methodology and significant inputs used to measure the amount related to expected credit losses on debt securities classified as available for sale.
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	June 30, 2020
	Amortized Cost	Fair Value
Due in one year or less	$124,808	$125,912
Due after one year through five years	400,137	420,146
Due after five years through ten years	278,719	308,072
Due after ten years	14,639	14,403
Perpetual maturity securities	863	885
Total	$819,166	$869,418

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
The following table provides certain information related to available-for-sale debt securities and equity securities during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$57,169	$60,545	$99,682	$111,730
Equity securities	$—	$11,976	$—	$29,137
Gross realized gains on sale of securities:
Available-for-sale debt securities	$540	$112	$886	$299
Equity securities	$—	$170	$—	$335
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(372)	$(148)	$(419)	$(190)
Equity securities	$—	$(2,952)	$—	$(14,787)
Realized gains on sales of investment real estate	$—	$1,213	$—	$1,213

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Available-for-sale debt securities	$6,016	$6,041	$12,031	$12,192
Equity securities	604	562	1,149	1,604
Cash and cash equivalents (1)	95	1,392	886	2,692
Other (2)	260	252	514	511
Total investment income	6,975	8,247	14,580	16,999
Less: Investment expenses (3)	(796)	(837)	(1,567)	(1,447)
Net investment income	$6,179	$7,410	$13,013	$15,552

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Equity Securities
The following table provides the unrealized gains and losses recorded during the periods presented on equity securities still held at the end of the reported period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unrealized gains and (losses) recognized during the reported period on equity securities still held at the end of the reported period	$3,871	$880	$(4,154)	$2,766
Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2020	2019
Income Producing:
Investment real estate	$14,679	$14,679
Less: Accumulated depreciation	(1,492)	(1,284)
	13,187	13,395
Non-Income Producing:
Investment real estate	2,190	2,190
Investment real estate, net	$15,377	$15,585

During the six months ended June 30, 2019, the Company completed the sale of investment real estate. The Company received net cash proceeds of approximately $10.5 million and recognized a pre-tax gain of approximately $1.2 million that is included in net realized gains (losses) on investments on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019.
Depreciation expense related to investment real estate for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation expense on investment real estate	$104	$104	$208	$207

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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of June 30, 2020			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services, Inc.	Moody’s Investors Service, Inc.	June 30, 2020	December 31, 2019
Florida Hurricane Catastrophe Fund (1)	n/a	n/a	n/a	$22,644	$199,647
Allianz Risk Transfer	—	—	—	—	19,269
Total (2)				$22,644	$218,916
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
The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended June 30,
	2020			2019
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$404,685	$337,639	$162,446	$357,960	$303,108	$213,586
Ceded	(494,174)	(111,269)	(11,101)	(417,633)	(92,751)	(100,290)
Net	$(89,489)	$226,370	$151,345	$(59,673)	$210,357	$113,296

	Six Months Ended June 30,
	2020			2019
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$739,238	$663,590	$335,689	$647,194	$598,485	$329,328
Ceded	(494,201)	(216,391)	(49,296)	(417,633)	(178,401)	(102,938)
Net	$245,037	$447,199	$286,393	$229,561	$420,084	$226,390

The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	June 30,	December 31,
	2020	2019
Prepaid reinsurance premiums	$453,018	$175,208
Reinsurance recoverable on paid losses and LAE	$20,753	$70,015
Reinsurance recoverable on unpaid losses and LAE	26,107	123,221
Reinsurance recoverable	$46,860	$193,236

5. Insurance Operations
Deferred Policy Acquisition Costs
The Company defers certain costs in connection with written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
DPAC, beginning of period	$94,354	$83,284	$91,882	$84,686
Capitalized Costs	57,465	50,694	105,973	92,215
Amortization of DPAC	(48,292)	(43,448)	(94,328)	(86,371)
DPAC, end of period	$103,527	$90,530	$103,527	$90,530
Regulatory Requirements and Restrictions
The Insurance Entities are subject to regulations and standards of the Florida Office of Insurance Regulation (“FLOIR”). The Insurance Entities are also subject to regulations and standards of regulatory authorities in other states where they are licensed, although as Florida-domiciled insurers, their principal regulatory authority is the FLOIR. These standards and regulations include a requirement that the Insurance Entities maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the Insurance Entities to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by the Insurance Entities to their immediate parent company, Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida), without prior regulatory approval is limited by the provisions of the Florida Insurance Code. These dividends are referred to as “ordinary dividends.” However, if the dividend, together with other dividends paid within the preceding twelve months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.
In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of December 31, 2019, UPCIC has the capacity to pay ordinary dividends of $12.1 million during 2020. APPCIC, based on its accumulated earnings as of December 31, 2019, is unable to pay any ordinary dividends during 2020. For the three and six months ended June 30, 2020, no dividends were paid from the Insurance Entities to PSI.
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

	June 30, 2020	December 31, 2019
Statutory capital and surplus
UPCIC	$292,770	$301,120
APPCIC	$16,280	$16,433
Ten percent of total liabilities
UPCIC	$109,172	$99,228
APPCIC	$876	$621

As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement. Statutory capital and surplus for UPCIC at December 31, 2019 includes a $30 million capital contribution funded in February 2020 by UVE through PSI, the Insurance Entities’ parent company, which was permitted to be included in UPCIC’s statutory capital and surplus at December 31, 2019 with the permission of the FLOIR under statutory accounting principles. This contribution was not recognized on a U.S. GAAP basis at December 31, 2019.

Through PSI, UVE recorded contributions for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Capital contributions	$—	$—	$30,000	$—
The following table summarizes combined net income for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Combined net income	$7,636	$26,717	$4,402	$34,340

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	June 30, 2020	December 31, 2019
Restricted cash and cash equivalents	$2,945	$2,635
Investments	$3,263	$3,419

6. Liability for Unpaid Losses and Loss Adjustment Expenses
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$195,978	$366,356	$267,760	$472,829
Less: Reinsurance recoverable	(66,158)	(269,071)	(123,221)	(393,365)
Net balance at beginning of period	129,820	97,285	144,539	79,464
Incurred related to:
Current year	150,867	112,626	281,574	225,905
Prior years	478	670	4,819	485
Total incurred	151,345	113,296	286,393	226,390
Paid related to:
Current year	120,724	89,093	182,502	123,642
Prior years	38,889	30,309	126,878	91,033
Total paid	159,613	119,402	309,380	214,675
Net balance at end of period	121,552	91,179	121,552	91,179
Plus: Reinsurance recoverable	26,107	197,117	26,107	197,117
Balance at end of period	$147,659	$288,296	$147,659	$288,296

For the three months ended June 30, 2020, there was adverse prior year reserve development of $11.6 million gross, less $11.1 million ceded, resulting in $0.5 million net. The net prior year reserve development for the quarter ended June 30, 2020 was principally due to increased ultimate losses and LAE for Hurricane Matthew.

For the six months ended June 30, 2020, there was adverse prior year reserve development of $54.1 million gross, less $49.3 million ceded, resulting in $4.8 million net. The direct and net prior year reserve development for the six months ended June 30, 2020 was principally due to increased ultimate losses and LAE for Hurricane Irma.

7. Long-Term Debt
Long-term debt consists of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2020	2019
Surplus note	$9,191	$9,926
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
UPCIC was in compliance with the terms of the surplus note as of June 30, 2020.

8. Stockholders’ Equity

From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares Repurchased During the Six Months Ended June 30,
Date Authorized	Expiration Date	Dollar Amount Authorized	2020	2019	Aggregate Purchase Price	Average Price Per Share Repurchased	Plan Completed
November 6, 2019	December 31, 2021	$40,000	884,175	—	$16,616	$18.79
May 6, 2019	December 31, 2020	$40,000	—	338,274	$9,711	$28.71	November 2019
December 12, 2018	May 31, 2020	$20,000	—	468,108	$14,513	$31.00	May 2019
See the “Condensed Consolidated Statements of Stockholders’ Equity” for a roll-forward of treasury shares.

9. Income Taxes
During the three months ended June 30, 2020 and 2019, the Company recorded approximately $7.6 million and $13.6 million of income tax expense, respectively. The effective tax rate (“ETR”) for the three months ended June 30, 2020 was 27.5% compared to a 26.8% ETR for the same period in 2019.
During the six months ended June 30, 2020 and 2019, the Company recorded approximately $15.1 million and $27.2 million of income tax expense, respectively. The ETR for the six months ended June 30, 2020 was 27.4% compared to a 26.0% ETR for the same period in 2019.
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
The Company’s income tax provision reflects an estimated annual ETR of 27.2% for 2020, calculated before the impact of discrete items. The statutory tax rate consists of a federal income tax rate of 21% and a state income tax rate, net of federal benefit, of 3.7%.
Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not that a portion of the capital loss carryforward will not be realized. In recognition of this risk, the Company provided a valuation allowance of $0.2 million as of June 30, 2020 on the deferred tax asset relating to capital loss carryforwards associated with 2019 capital losses. If management’s assumptions change and we determine the Company will be able to realize these capital losses, the tax benefits related to any reversal of the valuation allowance on deferred tax assets will be accounted for as a future reduction in income tax expense and a corresponding increase in equity.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. As of June 30, 2020, the Company’s 2016 through 2018 tax years are still subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdictions.

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
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted EPS computations for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator for EPS:
Net income	$19,882	$37,293	$39,949	$77,441
Less: Preferred stock dividends	(2)	(2)	(5)	(5)
Income available to common stockholders	$19,880	$37,291	$39,944	$77,436
Denominator for EPS:
Weighted average common shares outstanding	32,102	34,311	32,347	34,525
Plus: Assumed conversion of share-based compensation (1)	43	276	68	353
Assumed conversion of preferred stock	25	25	25	25
Weighted average diluted common shares outstanding	32,170	34,612	32,440	34,903
Basic earnings per common share	$0.62	$1.09	$1.23	$2.24
Diluted earnings per common share	$0.62	$1.08	$1.23	$2.22

(1)	Represents the dilutive effect of unexercised stock options, unvested performance share units, unvested restricted stock units and unvested restricted stock.

11. Other Comprehensive Income (Loss)
The following table provides the components of other comprehensive income on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended June 30,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains arising during the period	$34,661	$8,466	$26,195	$15,825	$3,896	$11,929
Less: Reclassification adjustments for (gains) losses realized in net income	(168)	(41)	(127)	36	10	26
Other comprehensive income	$34,493	$8,425	$26,068	$15,861	$3,906	$11,955

	Six Months Ended June 30,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains arising during the period	$23,435	$5,961	$17,474	$31,870	$7,849	$24,021
Less: Reclassification adjustments for (gains) losses realized in net income	(467)	(115)	(352)	(109)	(27)	(82)
Other comprehensive income	$22,968	$5,846	$17,122	$31,761	$7,822	$23,939
Reclassification adjustment to retained earnings (1)	791	194	597	—	—	—
Change in accumulated other comprehensive income	$23,759	$6,040	$17,719	$31,761	$7,822	$23,939

(1)This amount represents reclassifications to retained earnings associated with the allowance for expected credit losses within accumulated other comprehensive income relating to available-for-sale debt security investments. See “—Note 2 (Significant Accounting Policies—Recently Adopted Accounting Pronouncements)” for more information.

The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unrealized gains (losses) on available-for-sale debt securities
	$168	$(36)	$467	$109	Net realized gains (losses) on sale of securities
	(41)	10	(115)	(27)	Income taxes
Total reclassification for the period	$127	$(26)	$352	$82	Net of tax

12. Commitments and Contingencies
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. Our reinsurance commitments run from June 1st of the current year to May 31st of the following year. Certain of our reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1st to May 31st contract period are recorded as “Reinsurance Payable” in the Condensed Consolidated Balance Sheet. Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $128.3 million in 2021 and (2) $71.3 million in 2022.
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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	June 30, 2020
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$56,521	$—	$56,521
Corporate bonds	—	491,363	—	491,363
Mortgage-backed and asset-backed securities	—	308,718	—	308,718
Municipal bonds	—	3,274	—	3,274
Redeemable preferred stock	—	9,542	—	9,542
Equity Securities:
Common stock	1,871	—	—	1,871
Mutual funds	47,837	—	—	47,837
Total assets accounted for at fair value	$49,708	$869,418	$—	$919,126

	Fair Value Measurements
	December 31, 2019
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$54,364	$—	$54,364
Corporate bonds	—	476,218	—	476,218
Mortgage-backed and asset-backed securities	—	311,079	—	311,079
Municipal bonds	—	3,496	—	3,496
Redeemable preferred stock	—	10,127	—	10,127
Equity Securities:
Common stock	2,377	—	—	2,377
Mutual funds	41,340	—	—	41,340
Total assets accounted for at fair value	$43,717	$855,284	$—	$899,001
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
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	(Level 3) Estimated Fair Value	Carrying Value	(Level 3) Estimated Fair Value
Liabilities (debt):
Surplus note	$9,191	$8,985	$9,926	$9,365
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

14. Subsequent Events

On July 6, 2020, the Company declared a dividend of $0.16 per share on its outstanding common stock payable on August 7, 2020, to shareholders of record on July 31, 2020.

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of June 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Company” refer to Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries. You should read the following discussion together with our unaudited condensed consolidated financial statements (“Financial Statements”) and the related notes thereto included in “Part I, Item 1—Financial Statements,” and our audited condensed consolidated financial statements and the related notes thereto included in “Part II, Item 8—Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the year.

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These forward-looking statements may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets,” and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure and other risk management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements as a result of the risks set forth below, which are a summary of those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
•Failure of our risk mitigation strategies, including failure to accurately and adequately price the risks we underwrite and to include effective exclusions and other loss limitation methods in our insurance policies;
•Loss of independent insurance agents and inability to attract new independent agents;
•Reliance on models, which are inherently uncertain, as a tool to evaluate risks;
•The continued availability of reinsurance at current levels and prices, and our ability to collect payments due from our reinsurers;
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
•The ability of our Insurance Entities to comply with statutory capital and surplus minimums and other regulatory and licensing requirements; and
•The ongoing impact of the COVID-19 pandemic on our business and the economy in general.

OVERVIEW
We are a vertically integrated holding company offering property and casualty insurance and value-added insurance services. We develop, market and underwrite insurance products for consumers predominantly in the personal residential homeowners line of business and perform substantially all other insurance-related services for our primary insurance entities, including risk management, claims management, and distribution. Our primary insurance entities, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), offer insurance products through both our appointed independent agent network and our online distribution channels across 18 states (primarily in Florida), with licenses to write insurance in two additional states and an application submitted which is pending in one state. The Insurance Entities seek to produce an underwriting profit (defined as earned premium less losses, loss adjustment expense (“LAE”), policy acquisition costs and other operating costs) over the long term; maintain a conservative balance sheet to prepare for years in which the Insurance Entities are not able to achieve an underwriting profit; and generate investment income on assets.
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

Trends - Impact of COVID-19

The global COVID-19 pandemic has had a profound worldwide effect on social interactions and on the global, national and local economies. We took early measures in March, in advance of governmental mandates, to help reduce the spread of COVID-19 by directing substantially all employees with the ability to do so to immediately self-quarantine by working at home. In addition to this measure to secure the health and wellness of our employees, we worked to facilitate our personnel being able to continue safely providing services to the Company’s policyholders and independent agents, fulfilling our financial and reporting obligations, including responding to regulatory requirements and guidelines, and generally maintaining business continuity. As a provider of residential homeowners’ insurance offered in hurricane-prone areas and being headquartered in Florida, we had previously developed contingency plans to address catastrophic events and were prepared to maintain operations as COVID-19 unfolded. As a result of our disaster preparedness, most employees were immediately prepared to work from home while the Company addressed emerging workflow issues to ensure that all employees remained effective in fulfilling their roles. Since the first week of engaging our work from home strategy, nearly all aspects of our business have been, and continue to be, conducted remotely while striving to maintain the quality of our service standards. Through the second quarter of 2020, we have not seen a material impact from COVID-19 on our business, our financial position, our liquidity, or our ability to service our policyholders and maintain critical operations. As a provider of services that have been deemed essential under most directives and guidelines, we are confident in our ability to maintain consistent operations and believe we can continue to manage with our remote workforce, as a result of our disaster preparedness planning, with little impact on our business and service levels and our standards of care for both underwriting and claims. Although we have not yet experienced a material impact from COVID-19, the ultimate impact of the pandemic on our business and on the economy in general cannot be predicted.

Our level of direct premiums written during the six months ended June 30, 2020 was strong and outperformed the same period in the prior year. We are cautiously optimistic in our belief that our customers and agent force will continue to renew and place business with us, especially as our customers in hurricane-exposed states prepare for the 2020 hurricane season. In the event there is a slow-down in the production and/or collection of premiums, we intend to take measures to maintain liquidity while continuing to protect our capital and policyholders. See “—Liquidity and Capital Resources.”

KEY PERFORMANCE INDICATORS

The Company considers the measures and ratios in the following discussion to be key performance indicators for its businesses. Management believes that these indicators are helpful in understanding the underlying trends in the Company’s businesses. Some of these indicators are reported on a quarterly basis and others on an annual basis. Please also refer to “Item 1—Note 2 (Significant Accounting Policies)” for definitions of certain other terms we use when describing our financial results.

These indicators may not be comparable to other performance measures used by the Company’s competitors and should only be evaluated together with our consolidated financial statements and accompanying notes.

Definitions of Key Performance Indicators

Book Value Per Share ― the ratio of total stockholders’ equity divided by the number of shares outstanding as of a reporting period. Book value per share is the excess of assets over liabilities at a reporting period attributed to each share of stock. Changes in book value per share informs shareholders of retained equity in the company on a per share basis which may assist in understanding market value trends for the company’s stock.

Combined Ratio ― the combined ratio is a measure of underwriting profitability for a reporting period and is calculated by dividing total operating costs and expenses (which is made up of losses and LAE and general and administrative expenses) by premiums earned, net, which is net of ceded premiums earned. The combined ratio and changes to the ratio over time provide management with an understanding of costs to operate its business in relation to net premiums it is earning and the impact of rate, underwriting and other business management actions on underwriting profitability. A combined ratio below 100 indicates underwriting profit; a combined ratio above 100 indicates underwriting losses.

Core Loss Ratio ― a common operational metric used in the insurance industry to describe the ratio of current accident year expected losses and LAE to premiums earned. Core loss ratio is an important measure identifying profitability trends of in-force premiums.

Debt-to-Equity Ratio ― long-term debt divided by stockholders’ equity. This ratio helps management measure the amount of financing leverage in place in relation to equity and future leverage capacity.

Debt-to-Total Capital Ratio ― long-term debt divided by the sum of total stockholders’ equity and long-term debt (often referred to as total capital resources). This ratio helps management measure the amount of financing leverage in place (long-term debt) in relation to total capital resources and future leverage capacity.

Direct Premiums Written (“DPW”) ― reflects the total value of policies issued during a period before considering premiums ceded to reinsurers. Direct premiums written, comprised of renewal premiums, endorsements and new business, is initially recorded as unearned premium in the balance sheet which is then earned pro rata over the next year or remaining policy term. Direct premiums written reflects current trends in the Company’s sale of property and casualty insurance products and amounts that will be recognized as earned premiums in the future.

DPW (Florida) ― includes only DPW in the state of Florida. During 2019, our total direct premiums written was 82.5% in Florida and 17.5% in other states. This measure allows management to analyze growth in our primary market and is also a measure of business concentration risk.

Expense Ratio (Including Policy Acquisition Cost Ratio and Other Operating Cost Ratio) ― calculated as general and administrative expenses as a percentage of premiums earned, net. General and administrative expenses is comprised of policy acquisition costs and other operating costs, which includes such items as underwriting costs, facilities and corporate overhead. The expense ratio, including the sub-expense ratios of policy acquisition cost ratio and other operating cost ratio, are indicators to management of the Company’s cost efficiency in acquiring and servicing its business and the impact of those spend items to overall profitability.

Losses and Loss Adjustment Expense Ratio or Net Loss Ratio ― a measure of the cost of claims and claim settlement expenses incurred in a reporting period as a percentage of earned premium in that same reporting period. Losses and LAE incurred in a reporting period includes both amounts related to the current accident year and prior accident years, if any, referred to as development. Ultimate losses and LAE are based on actuarial estimates with changes in those estimates recognized in the period the estimates are revised. Losses and LAE consist of claim costs arising from claims occurring and settling in the current period, an estimate of claim costs for reported but unpaid claims, an estimate of unpaid claim costs for incurred-but-not-reported claims and an estimate of claim settlement expenses associated with reported and unreported claims which occurred during the reporting period. The losses and LAE ratio can be measured on a direct basis, which includes losses and LAE divided by direct earned premiums, or on a net basis, which includes losses and LAE after amounts have been ceded to reinsurers divided by net earned premiums (i.e., direct earned premiums less ceded earned premiums). The net losses and LAE ratio is a measure of underwriting profitability after giving consideration to the effect of reinsurance. Trends in the net losses and LAE ratio are an indication to management of current and future profitability.

Monthly Weighted Average Renewal Retention Rate ― measures the monthly average of policyholders that renew their policies over the period of a calendar year. This measure allows management to assess customer retention.

Premiums Earned, Net ― the pro-rata portion of current and previously written premiums that the Company recognizes as earned premium during the reporting period, net of ceded premium earned. Ceded premiums are premiums paid or payable by the Company for reinsurance protection. Written premiums are considered earned and are recognized pro-rata over the policy coverage period. Premiums earned, net is a measure that allows management to identify revenue trends.

Policies in Force ― represents the number of active policies with coverage in effect as of the end of the reporting period. The change in the number of policies in force is a growth measure and provides management with an indication of progress toward achieving strategic objectives. Inherent seasonality in our business makes this measure more useful when comparing each quarter’s balance to the same quarter in prior years.

Premium in Force ― is the amount of the annual direct written premiums previously recorded by the Company for policies which are still active as of the reporting date. This measure assists management in measuring the level of insured exposure and progress toward meeting revenue goals for the current year, and provides an indication of business available for renewal in the next twelve months. Inherent seasonality in our business makes this measure more useful when comparing each quarter’s balance to the same quarter in prior years.

Return on Average Equity (“ROAE”) ― calculated by dividing earnings per share by average book value per share. Average book value per share is computed as the sum of book value per share at the beginning and the end of a period, divided by two. ROAE is a capital profitability measure of how effectively management creates profits per share.

Total Insured Value ― represents the amount of insurance limits available on a policy for a single loss based on all policies active as of the reporting date. This measure assists management in measuring the level of insured exposure.

Unearned Premiums ― represents the portion of direct premiums corresponding to the time period remaining on an insurance policy and available to future earning by the company. Trends in unearned premiums generally indicate expansion, if growing, or contraction, if reducing, which are important indicators to management. Inherent seasonality in our business makes this measure more useful when comparing each quarter’s balance to the same quarter in prior years.

Weather events ― an estimate of losses and LAE from weather events occurring during the current accident year that exceed initial estimates of expected weather events when establishing the core loss ratio for each accident year. This metric informs management of factors impacting overall current year profitability.

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
Developing and implementing our reinsurance strategy to adequately protect our balance sheet and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key strategic priority for us. In order to limit the Insurance Entities’ potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers and the Florida Hurricane Catastrophe Fund (“FHCF”). The Florida Office of Insurance Regulation (“FLOIR”) requires the Insurance Entities, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ respective 2020-2021 reinsurance programs meet the FLOIR’s requirements, which are based on, among other things, successfully demonstrating cohesive and comprehensive reinsurance programs that protect the policyholders of our Insurance Entities, as well as satisfying a series of stress test catastrophe loss scenarios based on past historical events.
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
Effective June 1, 2020, the Insurance Entities entered into multiple reinsurance agreements comprising our 2020-2021 reinsurance program. See “Item 1—Note 4 (Reinsurance).”

UPCIC’s 2020-2021 Reinsurance Program
•First event All States retention of $43 million; First event Non-Florida retention of $15 million.
•All States first event tower extends to $3.26 billion with no co-participation in any of the layers, no limitations on loss adjustment expenses and no accelerated deposit premiums.
•Assuming a first event completely exhausts the $3.26 billion tower, the second event exhaustion point would be $1.343 billion.
•Full reinstatement available for all private market first event catastrophe layers for guaranteed second event coverage. For all layers purchased between $90 million and the projected FHCF retention, to the extent that all of our coverage or a portion thereof is exhausted in a catastrophic event and reinstatement premium is due, UPCIC has purchased enough reinstatement premium protection (“RPP”) limit to pay the premium necessary for the reinstatement of these coverages.
•Specific 3rd and 4th event private market catastrophe excess of loss coverage of $76 million in excess of $35 million provides frequency protection for a multiple event storm season.
•For the FHCF Reimbursement Contracts effective June 1, 2020, UPCIC has continued the election of the 90% coverage level. We estimate the total mandatory FHCF layer will provide approximately $1.917 billion of coverage for UPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.
•Secured $197 million of new catastrophe capacity with contractually agreed limits that extend coverage to include the 2021 and 2022 wind seasons. In total, UPCIC has $420 million of multi-year capacity with coverage extending to include the 2021 wind season or beyond.

Reinsurers

The table below provides the A.M. Best and S&P financial strength ratings for each of the largest third-party reinsurers in UPCIC’s 2020-2021 reinsurance program:

Reinsurer	A.M. Best	S&P
Allianz Risk Transfer	A+	A+
Arch Reinsurance Limited	A+	A+
Chubb Tempest Reinsurance Ltd.	A++	AA
Munich Re	A+	AA-
Renaissance Re	A+	A+
Various Lloyd’s of London Syndicates	A	A+
Florida Hurricane Catastrophe Fund	N/A	N/A

APPCIC’s 2020-2021 Reinsurance Program
•First event All States retention of $3 million.
•All States first event tower of $41.3 million with no co-participation in any of the layers, no limitation on loss adjustment expenses and no accelerated deposit premiums.
•Full reinstatement available for all private market first event catastrophe layers for guaranteed second event coverage. For the layer purchased between $3 million and the projected FHCF retention, to the extent that all coverage or a portion thereof is exhausted in a catastrophic event and reinstatement premium is due, APPCIC purchased enough RPP limit to pay the premium necessary for the reinstatement of this coverage.
•APPCIC also purchases extensive multiple line excess per risk reinsurance with various reinsurers due to the high-value risks it insures in both the personal residential and commercial multiple peril lines of business. Under this multiple line excess per risk contract, APPCIC has coverage of $8.5 million in excess of $0.5 million ultimate net loss for each risk and each property loss, and $1 million in excess of $0.3 million for each casualty loss. A $19.5 million aggregate limit applies to the term of the contract for property-related losses and a $2 million aggregate limit applies to the term of the contract for casualty-related losses. This contract also contains a profit-sharing feature if specific performance measures are met.
•For the FHCF Reimbursement Contracts effective June 1, 2020, APPCIC has continued the election of the 90% coverage level. The total mandatory FHCF layer is estimated to provide approximately $20.25 million of coverage for APPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.

Reinsurers

The table below provides the A.M. Best and S&P financial strength ratings for each of the largest third-party reinsurers in APPCIC’s 2020-2021 reinsurance program:

Reinsurer	A.M. Best	S&P
Chubb Tempest Reinsurance Ltd.	A++	AA
Lancashire Insurance Company Limited	A	A-
Various Lloyd’s of London Syndicates	A	A+
Florida Hurricane Catastrophe Fund	N/A	N/A
The total cost of the 2020-2021 reinsurance programs for UPCIC and APPCIC is projected to be $494 million, representing approximately 34.6% of estimated direct premium earned for the 12-month treaty period.

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
Highlights
Results of operations for the second quarter of fiscal 2020, in each case compared with the second quarter of fiscal 2019 (unless otherwise specified), include:
•COVID-19: Maintained operations and quality standards as workforce continued to work remotely.
•COVID-19: Currently no material impact to our business, our operations, our financial position or our liquidity.
•Direct premiums written overall grew by $46.7 million, or 13.1%, to $404.7 million.
•Increase in fair value of equity securities during the quarter resulted in a $3.9 million net unrealized gain recorded in the income statement, and an increase in fair value of fixed income securities resulted in a $34.5 million net unrealized gain, before a change in credit losses of $0.3 million, recorded in stockholders’ equity. Ending balance of net unrealized gains was $46.3 million at June 30, 2020 compared to $27.1 million at December 31, 2019.
•In Florida, direct premiums written grew by $37.9 million, or 12.8%, and in our other states, direct premiums written grew by $8.9 million, or 14.5%.
•Premiums earned, net, grew by $16.0 million, or 7.6%, to $226.4 million.
•In May 2020, the FLOIR approved an overall 12.4% rate increase on Florida personal residential homeowners line of business (effective May 2020 for new business and July 2020 for renewals).
•Total revenues increased by $19.0 million, or 8.1%, to $252.7 million.
•Net loss ratio was 66.9% as compared to 53.9%, driven by $17 million of severe weather and by the factors outlined in the following discussion.
•Diluted earnings per share (“EPS”) of $0.62 compared to $1.08.
•Weighted average diluted common shares outstanding were lower by 7.1% to 32.2 million shares compared to 34.6 million shares.
•Book value per share increased by $1.43, or 9.5%, to $16.56 at June 30, 2020 from $15.13 at December 31, 2019.
•Paid dividends of $5.1 million, or $0.16 per share, in the second quarter of 2020.
•Repurchased 572,068 shares at an average price of $17.53 for an aggregate purchase price of $10.0 million during the second quarter of 2020.
•Completed negotiation and execution of contracts representing our 2020 - 2021 reinsurance program.

Results of Operations — Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Benefiting the quarter were increases in premiums earned, net, realized gains on investments, net change in unrealized gains from an increase in the fair value of equity securities, commission revenue, policy fees and other revenue, offset by a decrease in net investment income, and increased total operating costs and expenses. A decrease in weighted average diluted common shares outstanding also benefited diluted earnings per share. Direct premium earned and premiums earned, net were up 11.4% and 7.6%, respectively, due to growth in all states in which we are licensed and writing during the past 12 months and rate increases implemented during 2020, offset by higher costs for reinsurance flowing through to premiums earned, net. Increases in losses and LAE were the result of several factors including (1) adverse weather events in 2020, (2) premium growth and change in mix between Florida and other states and (3) increased estimated core losses and LAE for the current year compared to prior year.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Three Months Ended June 30,		Change
	2020	2019	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$404,685	$357,960	$46,725	13.1%
Change in unearned premium	(67,046)	(54,852)	(12,194)	22.2%
Direct premium earned	337,639	303,108	34,531	11.4%
Ceded premium earned	(111,269)	(92,751)	(18,518)	20.0%
Premiums earned, net	226,370	210,357	16,013	7.6%
Net investment income	6,179	7,410	(1,231)	(16.6)%
Net realized gains (losses) on investments	168	(1,605)	1,773	NM
Net change in unrealized gains (losses) of equity securities	3,871	3,759	112	3.0%
Commission revenue	7,758	6,048	1,710	28.3%
Policy fees	6,546	5,997	549	9.2%
Other revenue	1,812	1,756	56	3.2%
Total premiums earned and other revenues	252,704	233,722	18,982	8.1%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	151,345	113,296	38,049	33.6%
General and administrative expenses	73,921	69,496	4,425	6.4%
Total operating costs and expenses	225,266	182,792	42,474	23.2%
INCOME BEFORE INCOME TAXES	27,438	50,930	(23,492)	(46.1)%
Income tax expense	7,556	13,637	(6,081)	(44.6)%
NET INCOME	$19,882	$37,293	$(17,411)	(46.7)%
Other comprehensive income, net of taxes	26,068	11,955	14,113	118.1%
COMPREHENSIVE INCOME	$45,950	$49,248	$(3,298)	(6.7)%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$0.62	$1.08	$(0.46)	(42.6)%
Weighted average diluted common shares outstanding	32,170	34,612	(2,442)	(7.1)%

NM – Not Meaningful
Direct premiums written increased by $46.7 million, or 13.1%, for the quarter ended June 30, 2020, driven by growth within our Florida business of $37.9 million, or 12.8%, and growth in our other states business of $8.9 million, or 14.5%, as compared to the same period of the prior year. Rate increases in Florida and in certain other states along with slightly improved retention also contributed to the premium growth. Premium in force increased in every state in which we are writing increased compared to the prior year. We actively wrote policies in 18 states during 2019 and 2020. In addition, we are authorized to do business in Iowa and Wisconsin and are proceeding with product filings in those states. We also have submitted an application which is pending to write policies in Tennessee. During the quarter, the Company withdrew its application to write business in Connecticut. Policies in force, premium in force and total insured value increased at June 30, 2020 when compared to June 30, 2019.

The following table provides direct premiums written for Florida and Other States for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended
	June 30, 2020		June 30, 2019		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$334,769	82.7%	$296,896	82.9%	$37,873	12.8%
Other states	69,916	17.3%	61,064	17.1%	8,852	14.5%
Total	$404,685	100.0%	$357,960	100.0%	$46,725	13.1%
We seek to grow and generate long-term rate adequate premium in each state where we offer policies, including Florida. Diversified sources of business are an important objective and premium growth outside Florida is a measure monitored by management toward meeting that objective.
Direct premium earned increased by $34.5 million, or 11.4%, for the quarter ended June 30, 2020, reflecting the earning of premiums written over the past 12 months and changes in rates and policies in force during that time.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents amounts paid to reinsurers for this protection. Ceded premium earned was $111.3 million for the quarter ended June 30, 2020, compared to $92.8 million during the same period in 2019, reflecting both an increase in costs associated with the increase in exposures and insured values and an increase in reinsurance pricing. Reinsurance costs, as a percentage of direct premium earned, increased from 30.6% for the three months ended June 30, 2019 compared to 33.0% for the three months ended June 30, 2020, reflecting new pricing for the cost of reinsurance as our annual reinsurance programs renew each year on June 1st. The increased costs associated with each year’s reinsurance program are earned over the June 1st to May 31st twelve-month coverage period. See the discussion above for the Insurance Entities’ 2020-2021 reinsurance programs and “Item 1—Note 4 (Reinsurance).”
Premiums earned, net of ceded premium earned, grew by 7.6%, or $16.0 million, to $226.4 million for the three months ended June 30, 2020, reflecting an increase in direct premium earned offset by increased costs for reinsurance.
Net investment income was $6.2 million for the three months ended June 30, 2020, compared to $7.4 million for the same period in 2019, a decrease of $1.2 million, or 16.6%. The decrease is driven by lower trends in yields on cash and short term investments during 2020 when compared to 2019. Total invested assets were $934.5 million as of June 30, 2020 compared to $914.6 million as of December 31, 2019. The average credit rating on our fixed income securities was A+ as of June 30, 2020 and December 31, 2019. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of our fixed income securities was 3.4 years at June 30, 2020 compared to 3.8 years at December 31, 2019. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments. Cash and cash equivalents were $331.7 million at June 30, 2020 compared to $182.1 million at December 31, 2019, an increase of 82.2%. The increase in liquidity was the result of defensive measures taken to support our liquidity needs in the event of a business downturn due to the COVID-19 pandemic, although we have not experienced an adverse impact to our liquidity to date. Cash and cash equivalents are invested short term until needed to settle loss and LAE payments, reinsurance premium payments and operating cash needs or until they are deployed to investment advisors.
Yields from cash and cash equivalents, short-term investments and the fixed income portfolio are dependent on future market forces, monetary policy and interest rate policy from the Federal Reserve. The Federal Reserve has broadly been lowering and maintaining lower interest rates, which has impacted effective yields on new fixed income and overnight cash purchases and short-term investments. The impact from this trend in 2020 has been somewhat limited to cash and cash equivalents and short-term investments, as our long-term fixed income investments mature over many future years based on the effective maturity of the portfolio, subjecting only the current year redemptions to the lower interest rate environment. The Company’s investment strategy for its fixed income portfolio is to invest in assets with multi-year effective maturities, locking in book yields for future years which dampers the impact that market fluctuations have on current investment income. The overall trend has been lower interest rates on new purchases over the past year and lower returns on investments in cash and cash equivalents and short-term investments.
We sell investments from our investment portfolio from time to time to meet our investment objectives. During the three months ended June 30, 2020, sales of available-for-sale debt securities resulted in a net realized gain of $0.2 million. During the three months ended June 30, 2019, sales of equity securities resulted in net realized losses of $2.8 million, sales of available-for-sale debt securities resulted in net realized losses of $36 thousand and sale of investment real estate resulted in a realized gain of $1.2 million, in total generating net realized loss of $1.6 million. See “Item 1—Note 3 (Investments).”

There was a $3.9 million favorable net unrealized gain in equity securities during the three months ended June 30, 2020 compared to a $3.8 million favorable net unrealized gain during the three months ended June 30, 2019. Unrealized gains or losses reflected on the income statement are the result of changes in the fair market value of our equity securities during the period for securities still held and the reversal of unrealized gains or losses for securities sold during the period. See “Item 1—Note 3 (Investments).”

During 2020, the COVID-19 pandemic has disrupted the financial markets. In the first quarter of 2020, our investment portfolio was negatively impacted, but has since substantially recovered during the second quarter of 2020. We believe the adverse impact to our investment portfolio has been minimized during this COVID-19-induced market dislocation as a result of our conservative investment strategy’s focus on capital preservation and adequate liquidity to pay claims. During March 2020, we saw extreme instability in the fixed-income market, which stabilized as the Federal Reserve provided liquidity to that marketplace in mid-March. Although initially we had a decline in our unrealized gains/losses in the fixed income portfolio, we ended the quarter with an overall increase in our unrealized gains in our fixed income portfolio, which totaled $50.7 million, before credit losses of $0.5 million at June 30, 2020, compared to $26.9 million in unrealized gains at December 31, 2019. Our equity securities were initially negatively impacted by the decline in valuations in the equity market but partially recovered during the quarter with $3.9 million of unrealized gains being recorded in the second quarter of 2020. As a precaution, we have accumulated cash held with our investment advisors as securities mature or are paid down as a defensive measure to support our liquidity needs in the event of a business downturn. We believe the high credit rating and shorter duration foundation of our portfolio, as described above, and portfolio diversification will help us weather these difficult market conditions, thereby limiting the impact of future economic financial market downturns on the portfolio. Although we believe this liquidity strategy is prudent under the present circumstances, net investment income will be lower than it would have been if we had reinvested those dollars. We will continue to monitor the impact of COVID-19 on our portfolio. Significant uncertainties still exist regarding the potential long-term impact of COVID-19 on our investment portfolio, as well as new emerging risks.
Commission revenue is comprised principally of brokerage commissions we earn from third party reinsurers (excluding the FHCF) on reinsurance placed for the Insurance Entities. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the three months ended June 30, 2020, commission revenue was $7.8 million, compared to $6.0 million for the three months ended June 30, 2019. The increase in commission revenue of $1.7 million, or 28.3%, for the three months ended June 30, 2020 was primarily due to increased commissions from third-party reinsurers earned on increased reinsurance premiums, as well as the difference in pricing and structure associated with our reinsurance program when compared to the prior year.
Policy fees for the three months ended June 30, 2020 were $6.5 million compared to $6.0 million for the same period in 2019. The increase of $0.5 million, or 9.2%, was the result of an increase in the total number of new and renewal policies written during the three months ended June 30, 2020 compared to the same period in 2019.
The following table presents losses and LAE incurred on a direct, ceded and net basis expressed in dollars and as a percent of the respective amounts of earned premium. These amounts are further categorized as 1) weather events for the current accident year, 2) prior year development and 3) all other losses and LAE for the current accident year (dollars in thousands):

	Three Months Ended June 30, 2020
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$337,639		$111,269		$226,370

Loss and loss adjustment expenses:
Weather events*	$17,000	5.0%	$—	—%	$17,000	7.5%
Prior year adverse reserve development	11,552	3.4%	11,074	10.0%	478	0.2%
All other losses and loss adjustment expenses	133,894	39.7%	27	—%	133,867	59.2%
Total losses and loss adjustment expenses	$162,446	48.1%	$11,101	10.0%	$151,345	66.9%

*Includes only current year weather events beyond those expected.

	Three Months Ended June 30, 2019
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$303,108		$92,751		$210,357

Loss and loss adjustment expenses:
Weather events*	$4,917	1.6%	$2,917	3.1%	$2,000	1.0%
Prior year adverse reserve development	98,043	32.4%	97,373	105.0%	670	0.3%
All other losses and loss adjustment expenses	110,626	36.5%	—	—%	110,626	52.6%
Total losses and loss adjustment expenses	$213,586	70.5%	$100,290	108.1%	$113,296	53.9%

*Includes only current year weather events beyond those expected.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.
Total losses and LAE, net for the three months ended June 30, 2020 were $151.3 million compared to $113.3 million in the same period in 2019, an increase of $38.0 million, or 33.6%. The increases in total losses and LAE, net, were the result of a higher core loss ratio and increased weather events for 2020 compared to 2019 and slightly offset by a decrease in prior year adverse development in 2020. All other losses and LAE increased during the second quarter ended June 30, 2020 principally due to two key factors: (1) increased losses in connection with the growth in our underlying business; and (2) increased core loss ratio from 37% in 2019 to 40% in 2020. The increase in the core loss ratio primarily reflects costs associated with increased losses and LAE primarily associated with litigated and represented claims in the Florida market. In the second quarter of 2020, there was adverse prior year reserve development of $11.6 million gross, less $11.1 million ceded, resulting in $0.5 million net. For 2020, Hurricane Michael had $9.5 million of gross and ceded prior year development, with principally Hurricane Matthew contributing to the net prior year development during 2020. For 2019, Hurricanes Irma, Florence and Matthew had prior year direct development of $98.0 million and $97.4 million of ceded development, resulting in $0.7 million of net prior year adverse development in 2019. For the second quarter of 2020, we experienced $17.0 million of losses and LAE for weather events beyond those expected. This compares to $2.0 million of losses and LAE for weather events beyond those expected in the second quarter of 2019.
The net loss ratio for the second quarter ended June 30, 2020 was 66.9% compared to 53.9% in the second quarter of the prior year. The increase of 13.0 loss ratio points was a result of: (1) increased weather (6.5 loss ratio points); (2) increased estimated core losses and LAE ratio for the current year (6.3 loss ratio points, which include 1.8 loss ratio points as a result of higher reinsurance costs); and (3) reduced financial benefit from the management of claims, including claims fees ceded to reinsurers (0.3 loss ratio points). The increase was partially offset by lower level of prior year adverse development on prior years’ loss and LAE reserves (0.1 loss ratio points).
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
We have taken steps to implement new claim settlement rules associated with the Florida legislation passed in 2019 designed to reduce the negative effects of claims involving assignments of benefits (“AOB”). An AOB is a document signed by a policyholder that allows a third party to be paid for services performed for an insured homeowner who would normally be reimbursed by the insurance company directly after making a claim. The Company has seen an increase in the use of an AOB subsequently resulting in litigation initiated by vendors rather than policyholders. Claims paid under an AOB often involve efforts by vendors to collect on inflated invoices and ultimately pursue unnecessary litigation, with the Company often times required to pay both its own defense costs and those of the plaintiff. As a result, these claims and the ensuing litigation cost the Company significantly more than claims settled when an AOB is not involved. In 2019, the Florida legislature passed legislation designed to increase consumer protections against AOB abuses and reduce AOB-related litigation. While the Florida legislation addressing abuses associated with AOB may be beneficial in reducing one aspect of the concerns affecting the Florida market, the overall impact of the deterioration in claims-related tactics and behaviors thus far has continued to outpace any benefits arising from the new legislation.
The market trends in losses and LAE led us to file in February 2020 for an overall 12.4% rate increase in Florida, which was approved effective May 2020 for new business and July 2020 for renewals, make changes to certain new business guidelines and develop specialized claims and litigation management efforts to address market trends driving up claim costs.
The financial benefit from the management of claims ceded, including claim fees ceded to reinsurers, was $0.7 million for the three months ended June 30, 2020, compared to $1.0 million during the three months ended June 30, 2019. The benefit was recorded in the condensed consolidated financial statements as a reduction to losses and LAE.

General and administrative expenses were $73.9 million for the three months ended June 30, 2020, compared to $69.5 million during the same period in 2019, as follows (dollars in thousands):

	Three Months Ended
	June 30,				Change
	2020		2019		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$226,370		$210,357		$16,013	7.6%
General and administrative expenses:
Policy acquisition costs	48,524	21.5%	44,221	21.0%	4,303	9.7%
Other operating costs	25,397	11.2%	25,275	12.0%	122	0.5%
Total general and administrative expenses	$73,921	32.7%	$69,496	33.0%	$4,425	6.4%

General and administrative expenses increased by $4.4 million, which was the result of increases in policy acquisition costs of $4.3 million, due to commissions associated with increase premium volume and other operating costs of $0.1 million. The expense ratio as a percentage of premiums earned, net decreased from 33.0% for the three months ended June 30, 2019 to 32.7% for the same period in 2020. Our underlying policy acquisition costs continued to be driven by increased premium volume while other operating costs have increased to support the growth in business. Other operating costs ratio for the three months ended June 30, 2020 was 11.2% compared to 12.0% in the second quarter of 2019, reflecting economies of scale as other operating costs did not increase at the same rate as premiums earned, net.
Income tax expense decreased by $6.1 million, or 44.6%, for the three months ended June 30, 2020, primarily as a result of a 46.1% reduction in income before income taxes, when compared with the three months ended June 30, 2019. Our effective tax rate (“ETR”) increased to 27.5% for the three months ended June 30, 2020, as compared to 26.8% for the three months ended June 30, 2019. The ETR increased by 0.7% as a result of a higher ratio of permanent items relative to the amount of income before taxes, principally non-deductible compensation, and a lower level of discrete tax benefits.
Other comprehensive income, net of taxes for the three months ended June 30, 2020, was $26.1 million compared to other comprehensive income of $12.0 million for the same period in 2019, reflecting after-tax changes in fair value of debt securities available for sale held in our investment portfolio. See “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income for these periods.

Results of Operations — Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net income was $39.9 million for the six months ended June 30, 2020 compared to $77.4 million for the six months ended June 30, 2019, a decrease of $37.5 million. Diluted EPS for the six months ended June 30, 2020 was $1.23 compared to $2.22 in 2019, a decrease of $0.99, or 44.6%. Weighted average diluted common shares outstanding were lower by 7.1% to 32.4 million shares from 34.9 million shares for the six months ended June 30, 2020. Benefiting the six months ended June 30, 2020 were increases in premiums earned, net, realized gains on investments, commission revenue, policy fees and other revenue, offset by a decrease in net investment income, a decline in fair value of our equity securities reflected as unrealized losses in the current period, and increased total operating costs and expenses. A decrease in weighted average diluted common shares outstanding also benefited diluted earnings per share. Direct premium earned and premiums earned, net were up 10.9% and 6.5%, respectively, due to growth in all states in which we are licensed and writing during the past 12 months and rate increases implemented during 2020 offset by higher costs for reinsurance flowing through to premiums earned, net. Increases in losses and LAE were the result of (1) premium growth and change in mix between Florida and other states, (2) reduced financial benefit from the management of claims including claim fees ceded to reinsurers, (3) increased estimated core losses and LAE for the current year compared to prior year, and (4) adverse weather events this year.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Six Months Ended June 30,		Change
	2020	2019	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$739,238	$647,194	$92,044	14.2%
Change in unearned premium	(75,648)	(48,709)	(26,939)	55.3%
Direct premium earned	663,590	598,485	65,105	10.9%
Ceded premium earned	(216,391)	(178,401)	(37,990)	21.3%
Premiums earned, net	447,199	420,084	27,115	6.5%
Net investment income	13,013	15,552	(2,539)	(16.3)%
Net realized gains (losses) on investments	467	(13,130)	13,597	NM
Net change in unrealized gains (losses) of equity securities	(4,153)	21,791	(25,944)	NM
Commission revenue	14,773	11,553	3,220	27.9%
Policy fees	12,086	11,018	1,068	9.7%
Other revenue	4,594	3,440	1,154	33.5%
Total premiums earned and other revenues	487,979	470,308	17,671	3.8%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	286,393	226,390	60,003	26.5%
General and administrative expenses	146,564	139,244	7,320	5.3%
Total operating costs and expenses	432,957	365,634	67,323	18.4%
INCOME BEFORE INCOME TAXES	55,022	104,674	(49,652)	(47.4)%
Income tax expense	15,073	27,233	(12,160)	(44.7)%
NET INCOME	$39,949	$77,441	$(37,492)	(48.4)%
Other comprehensive income, net of taxes	17,122	23,939	(6,817)	(28.5)%
COMPREHENSIVE INCOME	$57,071	$101,380	$(44,309)	(43.7)%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$1.23	$2.22	$(0.99)	(44.6)%
Weighted average diluted common shares outstanding	32,440	34,903	(2,463)	(7.1)%

NM – Not Meaningful
Direct premiums written increased by $92.0 million, or 14.2%, for the six months ended June 30, 2020, driven by growth within our Florida business of $74.2 million, or 13.8%, and growth in our other states business of $17.8 million, or 16.5%, as compared to the same period of the prior year. Rate increases in Florida and in certain other states along with slightly improved retention also contributed to the premium growth. Premium in force increased in every state in which we are writing compared to June 30, 2019. We implemented new guidelines during the six months ended June 30, 2020 on new business to address emerging loss trends that have since slowed the rate of growth in Florida. We actively wrote policies in 18 states during 2019 and 2020. In addition, we are authorized to do business in Iowa and Wisconsin and are proceeding with product filings in those states. We also have submitted an application which is pending to write policies in Tennessee. During the quarter the Company withdrew its application to write business in Connecticut. Policies in force, premium in force and total insured value increased at June 30, 2020 when compared to June 30, 2019.
The following table provides direct premiums written for Florida and Other States for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Six Months Ended
	June 30, 2020		June 30, 2019		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$613,280	83.0%	$539,044	83.3%	$74,236	13.8%
Other states	125,958	17.0%	108,150	16.7%	17,808	16.5%
Total	$739,238	100.0%	$647,194	100.0%	$92,044	14.2%

We seek to grow and generate long-term rate adequate premium in each state where we offer policies, including Florida. Diversified sources of business are an important objective and premium growth outside Florida is a measure monitored by management toward meeting that objective.
Direct premium earned increased by $65.1 million, or 10.9%, for the six months ended June 30, 2020, reflecting the earning of premiums written over the past 12 months and changes in rates and policies in force during that time.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents amounts paid to reinsurers for this protection. Ceded premium earned increased $38.0 million, or 21.3%, for the six months ended June 30, 2020 as compared to the same period of the prior year. Reinsurance costs, as a percentage of direct premium earned, increased from 29.8% in 2019 to 32.6% in 2020. The increase in reinsurance costs reflects an increase in cost associated with the increase in our exposures and insured costs, while the increase in the ratio reflects an increase in reinsurance pricing. Reinsurance costs associated with each year’s reinsurance program are earned over the June 1st to May 31st twelve-month coverage period. See the discussion above for the Insurance Entities’ 2020-2021 reinsurance program and “Item 1— (Note 4 Reinsurance).”
Premiums earned, net of ceded premium earned, grew by 6.5%, or $27.1 million, to $447.2 million for the six months ended June 30, 2020, reflecting an increase in direct premium earned offset by increased costs for reinsurance.
Net investment income was $13.0 million for the six months ended June 30, 2020, compared to $15.6 million for the same period in 2019, a decrease of $2.5 million, or 16.3%. The decrease is driven by a lower trend in yields on cash and short term investments during 2020 when compared to 2019. The prior year also included one-time income benefits from a special dividend received and a one-time reduction in investment expenses. Total invested assets were $934.5 million as of June 30, 2020 compared to $914.6 million as of December 31, 2019. The average credit rating on our fixed income securities was A+ as of June 30, 2020 and December 31, 2019. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of fixed income securities was 3.4 years at June 30, 2020 compared to 3.8 years at December 31, 2019. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments. Cash and cash equivalents were $331.7 million at June 30, 2020 compared to $182.1 million at December 31, 2019, an increase of 82.2%. The increase in liquidity was the result of defensive measures taken to support our liquidity needs in the event of a business downturn due to the COVID-19 pandemic, although we have not experienced an adverse impact to our liquidity to date. Cash and cash equivalents are invested short term until needed to settle loss and LAE payments, reinsurance premium payments and operating cash needs or until they are deployed to investment advisors.
Yields from the fixed income portfolio are dependent on future market forces, monetary policy and interest rate policy from the Federal Reserve. The Federal Reserve has broadly been lowering and maintaining lower interest rates, which impacted the effective yields on new fixed income and overnight cash purchases and short-term investments. The impact from this trend in 2020 has been somewhat limited as investments mature over many future years based on the effective maturity of the portfolio, subjecting only the current year redemptions to the lower interest rate environment. The Company’s investment strategy for its fixed income portfolio is to invest in assets with multi-year effective maturities, locking in book yields for future years which dampers the impact that market fluctuations have on current investment income. The overall trend has been lower interest rates on new purchases over the past year and lower returns on cash and cash equivalents and short-term investments.
We sell investments from our investment portfolio from time to time to meet our investment objectives. During the six months ended June 30, 2020, sales of available-for-sale debt securities resulted in net realized gains of $0.5 million. During the six months ended June 30, 2019, sales of equity securities resulted in net realized losses of $14.4 million, sales of available-for-sale debt securities resulted in net realized gains of $0.1 million and sale of investment real estate resulted in a realized gain of $1.2 million, in total generating net realized loss of $13.1 million. See “Item 1—(Note 3 Investments).”

There was a $4.2 million unfavorable net unrealized loss in equity securities during the six months ended June 30, 2020 compared to a $21.8 million favorable net unrealized gain during the six months ended June 30, 2019. Unrealized gains or losses reflected on the income statement are the result of changes in the fair market value of our equity securities during the period for securities still held and the reversal of unrealized gains or losses for securities sold during the period. See “Item 1—(Note 3 Investments).”
During 2020, the COVID-19 pandemic has disrupted the financial markets. In the first quarter of 2020, our investment portfolio was negatively impacted but has since substantially recovered during the second quarter of 2020. We believe the adverse impact to our investment portfolio has been minimized during this COVID-19-induced market dislocation as a result of our conservative investment strategy’s focus on capital preservation and adequate liquidity to pay claims. During March 2020, we saw extreme instability in the fixed-income market, which stabilized as the Federal Reserve provided liquidity to that marketplace in mid-March. Although initially we had a decline in our unrealized gains/losses in the fixed income portfolio, we ended the quarter with an overall increase in our unrealized gains in our fixed income portfolio, which totaled $50.7 million, before credit losses of $0.5 million at June 30, 2020, compared to $26.9 million in unrealized gains at December 31, 2019. Our equity securities were initially negatively impacted by the decline in valuations in the equity market but partially recovered during the quarter with $3.9 million of unrealized gains being recorded in the second quarter of 2020. As a precaution, we have accumulated cash held with our investment advisors as securities mature or are paid down as a defensive measure to support our liquidity needs in the event of a business downturn. We believe the high credit rating and shorter duration foundation of our portfolio, as described above, and portfolio diversification will help us weather these difficult market conditions, thereby limiting the impact of future economic financial market downturns on the portfolio. Although we believe this liquidity strategy is prudent under the present circumstances, net investment income will be lower than it would have been if we had reinvested those dollars. We will continue to monitor the impact of COVID-19 on our portfolio. Significant uncertainties still exist regarding the potential long-term impact of COVID-19 on our investment portfolio, as well as new emerging risks.
Commission revenue is comprised principally of brokerage commissions we earn from third-party reinsurers (excluding the FHCF) on reinsurance placed for the Insurance Entities. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the six months ended June 30, 2020, commission revenue was $14.8 million, compared to $11.6 million for the six months ended June 30, 2019. The increase in commission revenue of $3.2 million, or 27.9%, for the six months ended June 30, 2020 was primarily due to increased commissions from third-party reinsurers earned on increased reinsurance premiums as well as the difference in pricing and structure associated with our reinsurance program when compared to the prior year.
Policy fees for the six months ended June 30, 2020 were $12.1 million compared to $11.0 million for the same period in 2019. The increase of $1.1 million, or 9.7%, was the result of an increase in the total number of new and renewal policies written during the six months ended June 30, 2020 compared to the same period in 2019.
The following table presents losses and LAE incurred on a direct, ceded and net basis expressed in dollars and as a percent of the respective amounts of earned premium. These amounts are further categorized as 1) weather events for the current accident year, 2) prior year development and 3) all other losses and LAE for the current accident year (dollars in thousands):

	Six Months Ended June 30, 2020
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$663,590		$216,391		$447,199

Loss and loss adjustment expenses:
Weather events*	$18,000	2.7%	$—	—%	$18,000	4.0%
Prior year adverse reserve development	54,067	8.1%	49,248	22.8%	4,819	1.1%
All other losses and loss adjustment expenses	263,622	39.7%	48	—%	263,574	58.9%
Total losses and loss adjustment expenses	$335,689	50.5%	$49,296	22.8%	$286,393	64.0%

*Includes only current year weather events beyond those expected.

	Six Months Ended June 30, 2019
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$598,485		$178,401		$420,084

Loss and loss adjustment expenses:
Weather events*	$9,917	1.7%	$2,917	1.6%	$7,000	1.7%
Prior year adverse reserve development	100,208	16.7%	99,723	55.9%	485	0.1%
All other losses and loss adjustment expenses	219,203	36.6%	298	0.2%	218,905	52.1%
Total losses and loss adjustment expenses	$329,328	55.0%	$102,938	57.7%	$226,390	53.9%

*Includes only current year weather events beyond those expected.

See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.

Total losses and LAE, net for the six months ended June 30, 2020 were $286.4 million compared to $226.4 million in the same period in 2019, an increase of $60.0 million, or 26.5%. Total losses and LAE increased during the six months ended June 30, 2020, principally due to three key factors: (1) increased losses in connection with the growth in our underlying business; (2) increased weather events above plan in 2020 when compared to 2019 and; (3) increased core loss ratio from 37% in 2019 to 40% in 2020. In addition, for the six months ended June 30, 2020, there was prior year adverse reserve development of $54.1 million direct, less $49.2 million ceded, resulting in $4.8 million net from revised estimates for Hurricanes Irma, Michael and Matthew. For the same period in 2019, there was prior year adverse development of $100.2 million direct, $99.7 million ceded resulting in net prior year adverse reserve development of $0.5 million principally resulting from increases in ultimate losses and LAE for Hurricanes Matthew, Florence and Irma. The six months ended June 30, 2020 included net $18.0 million for weather events beyond those expected compared to net $7.0 million in the prior year.
The net loss ratio for the six months ended June 30, 2020 was 64.0% compared to 53.9% for the same period in the prior year. The increase of 10.1 loss ratio points was a result of: (1) increased core loss ratio (6.6 loss ratio points, which include 2.1 loss ratio points as a result of higher reinsurance costs); (2) increased weather events (2.3 loss ratio points); (3) prior year adverse development (1.0 loss ratio points); and (4) reduced financial benefit from the management of claims, including claims fees ceded to reinsurers (0.2 loss ratio points).

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
We have taken steps to implement new claim settlement rules associated with the Florida legislation passed in 2019 designed to reduce the negative effects of claims involving assignments of benefits (“AOB”). An AOB is a document signed by a policyholder that allows a third party to be paid for services performed for an insured homeowner who would normally be reimbursed by the insurance company directly after making a claim. The Company has seen an increase in the use of an AOB subsequently resulting in litigation initiated by vendors rather than policyholders. Claims paid under an AOB often involve efforts by vendors to collect on inflated invoices and ultimately pursue unnecessary litigation, with the Company often times required to pay both its own defense costs and those of the plaintiff. As a result, these claims and the ensuing litigation cost the Company significantly more than claims settled when an AOB is not involved. In 2019, the Florida legislature passed legislation designed to increase consumer protections against AOB abuses and reduce AOB-related litigation. While the Florida legislation addressing abuses associated with AOB may be beneficial in reducing one aspect of the concerns affecting the Florida market, the overall impact of the deterioration in claims-related tactics and behaviors thus far has continued to outpace any benefits arising from the new legislation.
The market trends in losses and LAE led us to file in February 2020 for an overall 12.4% rate increase in Florida, which was approved effective May 2020 for new business and July 2020 for renewals, make changes to certain new business guidelines and develop specialized claims and litigation management efforts to address market trends driving up claim costs.
The financial benefit from the management of claims ceded, including claim fees ceded to reinsurers, was $1.0 million for the six months ended June 30, 2020, compared to $2.1 million during the six months ended June 30, 2019. The benefit was recorded in the condensed consolidated financial statements as a reduction to losses and LAE.

General and administrative expenses were $146.6 million for the six months ended June 30, 2020, compared to $139.2 million during the same period in 2019, as follows (dollars in thousands):

	Six Months Ended
	June 30,				Change
	2020		2019		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$447,199		$420,084		$27,115	6.5%
General and administrative expenses:
Policy acquisition costs	95,388	21.4%	87,732	20.9%	7,656	8.7%
Other operating costs	51,176	11.4%	51,512	12.3%	(336)	(0.7)%
Total general and administrative expenses	$146,564	32.8%	$139,244	33.2%	$7,320	5.3%
General and administrative costs increased by $7.3 million, which was the result of increases in policy acquisition costs of $7.6 million due to commissions associated with increased premium volume, offset by a decrease in other operating costs of $0.3 million. As a percentage of premiums earned, net general and administrative costs decreased from 33.2% for the six months ended June 30, 2019 to 32.8% for the same period in 2020. Our increase in policy acquisition costs continued to be driven by increased premium volume and continued geographic expansion into states that typically have higher commission rates as compared to Florida. Other operating costs for the six months ended June 30, 2020 decreased $0.3 million, reflecting lower amounts recorded for professional fees and incentive compensation costs offset by added costs to support the growth in business. Other operating costs as a percentage of premiums earned, net decreased from 12.3% for the six months ended June 30, 2019 compared to 11.4% for the same period in 2020. Overall, the expense ratio for 2020 benefited from reduced executive compensation and economies of scale as general and administrative expenses did not increase at the same rate as revenues when compared to the same period of 2019.

Income tax expense decreased by $12.2 million, or 44.7%, for the six months ended June 30, 2020, primarily as a result of a 47.4% reduction in income before income taxes, when compared with the six months ended June 30, 2019. Our ETR increased to 27.4% for the six months ended June 30, 2020, as compared to 26.0% for the six months ended June 30, 2019. The ETR increased slightly as a result of a higher ratio of permanent items relative to the amount of income before taxes, principally non-deductible compensation, and a lower level of discrete tax benefits.
Other comprehensive income, net of taxes for the six months ended June 30, 2020, was $17.1 million compared to other comprehensive income of $23.9 million for the same period in 2019, reflecting after-tax changes in fair value of debt securities available for sale held in our investment portfolio. See “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income for these periods.

Analysis of Financial Condition—As of June 30, 2020 Compared to December 31, 2019
We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	June 30,	December 31,
Type of Investment	2020	2019
Available-for-sale debt securities	$869,418	$855,284
Equity securities	49,708	43,717
Investment real estate, net	15,377	15,585
Total	$934,503	$914,586
See “Item 1—Condensed Consolidated Statements of Cash Flows” for explanations of changes in investments and “Item 1—Note 3 (Investments).”
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1st to May 31st of the following year. The increase of $277.8 million to $453.0 million as of June 30, 2020 was due to additional ceded written premium of $494.2 million recorded this quarter for the reinsurance costs relating to our new 2020-2021 catastrophe reinsurance program beginning June 1, 2020, less amortization of prepaid reinsurance premiums recorded during 2020.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE and other expenses that are expected to be recovered from reinsurers. The decrease of $146.4 million to $46.9 million as of June 30, 2020 was primarily due to the collection of amounts due from reinsurers relating to settled claims from hurricanes and other events covered by our reinsurance contracts.
Premiums receivable, net, represents amounts receivable from policyholders. The increase in premiums receivable, net, of $13.0 million to $76.9 million as of June 30, 2020 relates to the growth, seasonality and consumer payment behavior of our business. The nature of our business tends to be seasonal during the year, reflecting consumer behaviors in connection with the Florida residential real estate market and the hurricane season. The amount of direct premiums written during a calendar year tends to increase just prior to the second quarter and tends to decrease approaching the fourth quarter.
Property and equipment, net, increased by $7.8 million to $49.2 million as of June 30, 2020, primarily as the result of expenditures to build out and outfit a new office building in Fort Lauderdale, Florida, which will be used to meet the staffing needs of the Company as the business continues to expand.
Deferred policy acquisition costs (“DPAC”) increased by $11.6 million to $103.5 million as of June 30, 2020, which is consistent with the underlying premium growth. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Income taxes recoverable represents the difference between estimated tax obligations and tax payments made to taxing authorities. As of June 30, 2020, the balance recoverable was $29.0 million, representing amounts due from taxing authorities at that date, compared to a balance recoverable of $34.3 million as of December 31, 2019. Income taxes recoverable as of June 30, 2020 will be applied to future periods for federal and state income taxes payable.
Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the six months ended June 30, 2020, deferred tax assets decreased by $17.0 million from a $3.3 million deferred tax asset to a deferred tax liability of $13.7 million primarily due to an increase in unrealized gains on investment, prepaid reinsurance premiums and growth in unearned premiums. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $120.1 million to $147.7 million as of June 30, 2020. The reduction in unpaid losses and LAE was principally due to the settlement of claims from previous hurricane and storm events, as more claims from those events concluded during the six months ended June 30, 2020. Overall unpaid losses and LAE decreased, as claim settlements exceeded new emerging claims. Unpaid losses and LAE are net of estimated subrogation recoveries.
Unearned premiums represent the portion of direct premiums written that will be earned pro rata in the future. The increase of $75.6 million from December 31, 2019 to $736.9 million as of June 30, 2020 reflects both organic growth and the seasonality of our business, which varies from month to month.
Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $24.7 million to $55.6 million as of June 30, 2020 reflects customer payment behavior, organic growth and the seasonality of our business.

We exclude net negative cash balances, if any, from cash and cash equivalents that we have with any single financial institution based on aggregating the book balance of all accounts at the institution which have the right of offset. If the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Condensed Consolidated Balance Sheet to book overdraft. These amounts represent outstanding checks or drafts not yet presented to the financial institution in excess of amounts on deposit at the financial institution. We maintain a short-term cash investment strategy sweep to maximize investment returns on cash balances. There were no book overdrafts as of June 30, 2020 and there were book overdrafts totaling $90.4 million as of December 31, 2019.
Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers and cash advances received from reinsurers, if any. On June 1st of each year, we renew our catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which runs from June 1st to May 31st. The balance increased by $377.1 million to $499.7 million as of June 30, 2020 as a result of the timing of the above items.
Other liabilities and accrued expenses increased by $12.4 million to $53.3 million as of June 30, 2020, primarily driven by an increase in commissions payable as a result of higher direct written premium for the month of June 30, 2020 when compared to direct written premium for the month of December 31, 2019, the annual accrual process which builds during the year and settles by year end, the timing of billing from vendors and changes in the payroll accrual based on payroll payment cycles. We record accruals during the year for annual events such as bonuses, vacation accruals and annual company or marketing events.
Capital resources, net, increased by $33.1 million for the six months ended June 30, 2020. The increase in stockholders’ equity was principally the result of our 2020 net income and share-based compensation, and after-tax changes in fair value of our debt securities available for sale held in our investment portfolio, offset by treasury stock repurchases and dividends to shareholders. See “Item 1—Condensed Consolidated Statements of Stockholders’ Equity” and “Item 1—Note 8 (Stockholders’ Equity)” for explanation of changes in treasury stock.
The reduction in long-term debt of $0.7 million was the result of principal payments on debt during 2020. See “—Liquidity and Capital Resources” for more information.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short- and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements. We will continue to monitor liquidity as the economic consequences of COVID-19 continue to unfold (see discussion below regarding COVID-19). Also see the discussion above under “Overview—Trends—Impact of COVID-19” regarding our response to COVID-19, the financial impact to us in 2020, our general outlook and plans to monitor the economic consequences of COVID-19.
The balance of cash and cash equivalents as of June 30, 2020 was $331.7 million compared to $182.1 million at December 31, 2019. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between June 30, 2020 and December 31, 2019. The increase in cash and cash equivalents was driven by cash flows from operating activities in excess of those used in investing and financing activities. As a precaution, we took a position to increase our liquidity this year as a result of the COVID-19 pandemic and have increased our cash as a defensive measure. Our investment and cash investment strategy at times includes cash investments in investments where the right of offset against other bank accounts does not exist. A book overdraft occurs when aggregating the book balance of all accounts at a financial institution, for accounts which have the right of offset, and if the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Condensed Consolidated Balance Sheet to book overdraft. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st, and December 1st, and third-party reinsurance is paid in four installments on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. See “Item 1—Note 12 (Commitments and Contingencies)” and “—Contractual Obligations” for more information.
The balance of restricted cash and cash equivalents as of June 30, 2020 and December 31, 2019 represents cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business.
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

The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 1—Note 5 (Insurance Operations).” The maximum dividend that may be paid by the Insurance Entities to PSI without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the six months ended June 30, 2020 and the year ended December 31, 2019, the Insurance Entities did not pay dividends to PSI.
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
The Insurance Entities are responsible for losses related to catastrophic events in excess of coverage provided by the Insurance Entities’ reinsurance programs and retentions before our reinsurance protection commences. Also, the Insurance Entities are responsible for all other losses that otherwise may not be covered by the reinsurance programs and any amounts arising in the event of a reinsurer default. Losses or a default by reinsurers may have a material adverse effect on either of the Insurance Entities on our business, financial condition, results of operations and liquidity.
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio for the periods presented (dollars in thousands):

	As of
	June 30,	December 31,
	2020	2019
Stockholders’ equity	$527,701	$493,901
Total long-term debt	9,191	9,926
Total capital resources	$536,892	$503,827

Debt-to-total capital ratio	1.7%	2.0%
Debt-to-equity ratio	1.7%	2.0%
The debt-to-total capital ratio is total long-term debt divided by total capital resources, whereas debt-to-equity ratio is total long-term debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.
As described in our Annual Report on Form 10-K for the year ended December 31, 2019, UPCIC entered into a surplus note with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program on November 9, 2006. The surplus note has a twenty-year term, with quarterly payments of principal and interest that accrue per the terms of the note agreement. At June 30, 2020, UPCIC was in compliance with the terms of the surplus note. Total adjusted capital surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.

In addition to the liquidity generally provided from operations, we maintain a conservative, well-diversified investment portfolio, predominantly comprised of fixed-income securities with an average credit rating of A+, that focuses on capital preservation and providing an adequate source of liquidity for potential claim payments and other cash needs. The portfolio’s secondary investment objective is to provide a total rate of return with emphasis on investment income. Historically, we have consistently generated funds from operations, allowing our cash and invested assets to grow. We have not had to liquidate investment holdings to fund either operations or financing activities. During March, we saw extreme instability and dysfunction in the fixed income market, which settled down as the Federal Reserve provided liquidity to that marketplace in the latter part of March. Despite the turbulent and declining market values during the first quarter of 2020, the overall performance of our portfolio was in accordance with our primary objectives of capital preservation and liquidity. As we had an increase in our unrealized gains in the fixed income portfolio during the six months ended June 30, 2020, we maintained an overall net unrealized gain in our fixed income portfolio, which totaled $50.7 million, before credit losses of $0.5 million, at June 30, 2020, compared to a net unrealized gain of $26.9 million at December 31, 2019. Additionally, while our equity securities were negatively impacted by the severe decline in valuations in the equity market in the first quarter of 2020, with $8.0 million of unrealized losses being recorded in the first quarter of 2020, valuations partially recovered in the second quarter of 2020. As a result, we recorded $3.9 million of unrealized gains in the income statement during the second quarter of 2020, resulting in a balance of net unrealized loss of $4.0 million as of June 30, 2020 compared to $0.2 million net unrealized gain as of December 31, 2019.
Impact of COVID-19 Pandemic
Although volatility in the markets remains a key risk as the world continues to navigate the consequences of the COVID-19 pandemic, there has been significant recovery in values since the low point on or about March 23, 2020. As a precautionary measure, we have instructed our investment advisors to accumulate cash upon maturity or paydowns of fixed income securities rather than reinvest into the market and have ceased any purchases of equity securities. We remain in regular contact with our advisors to monitor credit actions taken to issuers of our securities and discuss appropriate responses to those actions. We believe these measures, when combined with the inherent liquidity generated by our business model and in our investment portfolio, will allow us to continue to meet our short- and long-term obligations.
We have implemented certain premium payment grace periods in Florida and other states to assist policyholders affected by COVID-19. In addition, we have waived late payment fees that otherwise would apply to those policyholders. To date we have not seen significant use of these grace periods. However, the effects of stay-at-home orders are still unfolding and some affected policyholders might not have yet had their next premium payments come due. We are not able at this time to estimate the number of policyholders who might avail themselves of an extended grace period. Generally, a significant number of our policies are subject to payment by mortgage companies, which are likely to continue remitting payments as scheduled. Our collection experience since March 2020 was consistent with our average experience. This reflects on the nature of homeowners’ insurance and the priority that mortgage companies and policyholders place on maintaining coverage for insured properties. We will monitor this as the impact of COVID-19 and its economic consequences are felt by our policyholders.

Looking Forward

We continue to monitor a range of financial metrics related to our business. Although we have not yet experienced material adverse impacts on our business or liquidity, conditions are subject to change depending on the duration of governmental stay-at-home directives, the extent of the economic downturn, and the pace and extent of an economic recovery. Significant uncertainties exist with the potential long-term impact of COVID-19, including unforeseen newly emerging risks that could affect us. We will continue to monitor the broader economic impacts of COVID-19 and its impact on our operations and financial condition including liquidity and capital resources.
Common Stock Repurchases
On November 6, 2019, we announced that our Board of Directors authorized a share repurchase program under which we may repurchase in the open market up to $40 million of outstanding shares of our common stock through December 31, 2021. We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
During the six months ended June 30, 2020, we repurchased an aggregate of 884,175 shares of our common stock in the open market at an aggregate purchase price of $16.6 million. Also, see “Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended June 30, 2020.
Cash Dividends
The following table summarizes the dividends declared by us:

2020	Dividend Declared Date	Shareholders Record Date	Dividend Payable Date	Cash Dividend Per Share Amount
First Quarter	February 11, 2020	March 12, 2020	March 19, 2020	$0.16
Second Quarter	April 16, 2020	May 14, 2020	May 21, 2020	$0.16
Third Quarter	July 6, 2020	July 31, 2020	August 7, 2020	$0.16

CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations for which cash flows are fixed or determinable as of June 30, 2020 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Reinsurance payable and multi-year commitments (1)	$699,274	$499,656	$199,618	$—	$—
Unpaid losses and LAE, direct (2)	147,659	90,220	42,969	10,631	3,839
Long-term debt	9,400	1,149	4,539	2,975	737
Total contractual obligations	$856,333	$591,025	$247,126	$13,606	$4,576
(1)The 1-3 years amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—–Note 12 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through June 30, 2020. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from the Company’s reinsurance program. See “Item 1—Note 4 (Reinsurance).”

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of June 30, 2020 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
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
The following tables provide information about our fixed income Financial Instruments as of June 30, 2020 compared to December 31, 2019, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	June 30, 2020
	2020	2021	2022	2023	2024	Thereafter	Other	Total
Amortized cost	$124,808	$48,984	$99,472	$150,711	$100,970	$293,358	$863	$819,166
Fair market value	$125,912	$50,128	$103,345	$158,898	$107,775	$322,475	$885	$869,418
Coupon rate	2.28%	3.09%	3.25%	3.50%	3.50%	3.44%	5.82%	3.25%
Book yield	2.27%	2.82%	2.74%	2.88%	3.01%	3.39%	5.77%	2.97%
* Years to effective maturity - 4.8 years

	December 31, 2019
	2020	2021	2022	2023	2024	Thereafter	Other	Total
Amortized cost	$106,961	$107,705	$59,350	$124,596	$98,477	$331,082	$165	$828,336
Fair market value	$107,259	$108,516	$60,105	$128,599	$101,345	$349,259	$201	$855,284
Coupon rate	2.46%	2.58%	3.06%	3.52%	3.50%	3.64%	7.50%	3.28%
Book yield	2.46%	2.44%	2.77%	3.27%	3.03%	3.47%	6.31%	3.08%
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
The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	June 30, 2020		December 31, 2019
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$1,871	3.8%	$2,377	5.4%
Mutual funds	47,837	96.2%	41,340	94.6%
Total equity securities	$49,708	100.0%	$43,717	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at June 30, 2020 and December 31, 2019 would have resulted in a decrease of $9.9 million and $8.7 million, respectively, in the fair value of those securities.
The COVID-19 pandemic presents new and emerging uncertainty to the financial markets. See further discussion in “Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of June 30, 2020, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
Please refer to the risk factors previously disclosed in “Part I, Item 1A—Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented in “Part II, Item 1A—Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases of our common stock during the three months ended June 30, 2020.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
4/1/2020 - 4/30/2020	45,000	$18.79	45,000	—
5/1/2020 - 5/31/2020	439,568	$17.27	439,568	—
6/1/2020 - 6/30/2020	87,500	$18.00	87,500	661,977
Total	572,068	$17.50	572,068	661,977
(1)Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated based on a closing price at June 30, 2020 of $17.75 per share.

We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
On November 6, 2019, we announced that our Board of Directors authorized the repurchase of up to $40 million of outstanding shares of our common stock through December 31, 2021 (the “December 2021 Share Repurchase Program”). Under the December 2021 Share Repurchase Program, we repurchased 1,287,317 shares of our common stock from November 2019 through June 30, 2020 at an aggregate cost of approximately $28.3 million.

Item 6. Exhibits

Exhibit No.	Exhibit

10.1
Amendment No. 1 to Employment Agreement, dated April 20, 2020, between Stephen J. Donaghy and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2020 and incorporated herein by reference) †

10.2
Executive Chairman Agreement, dated April 20, 2020, between Sean P. Downes and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2020 and incorporated herein by reference) †

10.3
Employment Agreement, dated April 20, 2020, between Frank W. Wilcox and the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 24, 2020 and incorporated herein by reference) †

10.4
Employment Agreement, dated May 12, 2020, between Jon W. Springer and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2020 and incorporated herein by reference) †

15.1	Accountants’ Acknowledgment

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 101.1)
† Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: July 31, 2020	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer and Principal Executive Officer

Date: July 31, 2020	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer