Form 10-Q
period 2020-09-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2020-10-30
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,334,080 shares of common stock, par value $0.01 per share, outstanding on October 26, 2020.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Universal Insurance Holdings, Inc. and Subsidiaries
Fort Lauderdale, Florida

RESULTS OF REVIEW OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of September 30, 2020 and the related condensed consolidated statements of income, and comprehensive income for the three-month and nine-month periods ended September 30, 2020 and 2019 and the related condensed consolidated statement of stockholders’ equity and statement of cash flows for the nine-month periods ended September 30, 2020 and 2019. Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries as of December 31, 2019 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 2, 2020. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

BASIS FOR REVIEW RESULTS

These interim financial statements are the responsibility of the Company’s management. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

/s/ Plante & Moran, PLLC
Chicago, Illinois
October 30, 2020

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

	As of
	September 30,	December 31,
	2020	2019
ASSETS
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $470 (amortized cost: $840,646 and $828,336)	$842,574	$855,284
Equity securities, at fair value (cost: $54,668 and $43,523)	52,700	43,717
Investment real estate, net	15,280	15,585
Total invested assets	910,554	914,586
Cash and cash equivalents	405,132	182,109
Restricted cash and cash equivalents	21,115	2,635
Prepaid reinsurance premiums	333,062	175,208
Reinsurance recoverable	95,078	193,236
Premiums receivable, net	76,800	63,883
Property and equipment, net	52,300	41,351
Deferred policy acquisition costs	111,295	91,882
Income taxes recoverable	26,383	34,283
Deferred income tax asset, net	1,473	3,351
Other assets	16,992	17,328
Total assets	$2,050,184	$1,719,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$202,720	$267,760
Unearned premiums	789,137	661,279
Advance premium	55,334	30,975
Payable for securities purchased	98,177	—
Book overdraft	—	90,401
Reinsurance payable, net	351,255	122,581
Other liabilities and accrued expenses	69,975	43,029
Long-term debt	8,823	9,926
Total liabilities	1,575,421	1,225,951

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $0.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $0.01 par value	468	467
Authorized shares - 55,000
Issued shares - 46,821 and 46,707
Outstanding shares - 31,334 and 32,638
Treasury shares, at cost - 15,487 and 14,069	(223,086)	(196,585)
Additional paid-in capital	101,438	96,036
Accumulated other comprehensive income, net of taxes	1,662	20,364
Retained earnings	594,281	573,619
Total stockholders’ equity	474,763	493,901
Total liabilities and stockholders’ equity	$2,050,184	$1,719,852

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$409,418	$342,872	$1,148,656	$990,066
Change in unearned premium	(52,210)	(29,807)	(127,858)	(78,516)
Direct premium earned	357,208	313,065	1,020,798	911,550
Ceded premium earned	(123,017)	(106,466)	(339,408)	(284,867)
Premiums earned, net	234,191	206,599	681,390	626,683
Net investment income	4,557	7,613	17,570	23,165
Net realized gains (losses) on investments	53,827	(22)	54,294	(13,152)
Net change in unrealized gains (losses) of equity securities	1,991	573	(2,162)	22,364
Commission revenue	8,997	7,380	23,770	18,933
Policy fees	6,167	5,569	18,253	16,587
Other revenue	1,935	1,929	6,529	5,369
Total premiums earned and other revenues	311,665	229,641	799,644	699,949
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	238,477	132,571	524,870	358,961
General and administrative expenses	76,980	69,174	223,544	208,418
Total operating costs and expenses	315,457	201,745	748,414	567,379
INCOME (LOSS) BEFORE INCOME TAXES	(3,792)	27,896	51,230	132,570
Income tax expense (benefit)	(623)	7,750	14,450	34,983
NET INCOME (LOSS)	$(3,169)	$20,146	$36,780	$97,587
Basic earnings (loss) per common share	$(0.10)	$0.60	$1.14	$2.85
Weighted average common shares outstanding - Basic	31,659	33,649	32,116	34,230
Diluted earnings (loss) per common share	$(0.10)	$0.59	$1.14	$2.82
Weighted average common shares outstanding - Diluted	31,659	33,930	32,202	34,565
Cash dividend declared per common share	$0.16	$0.16	$0.48	$0.48

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(3,169)	$20,146	$36,780	$97,587
Other comprehensive income (loss), net of taxes	(36,421)	5,160	(19,299)	29,099
Comprehensive income (loss)	$(39,590)	$25,306	$17,481	$126,686
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (unaudited)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2019	(14,069)		46,707	10	$467	$—	$96,036	$573,619	$20,364	$(196,585)	$493,901
Cumulative effect of changes in accounting principle (ASU 2016-13)	—		—	—	—	—	—	(597)	597	—	—
Balance, January 1, 2020	(14,069)		46,707	10	467	—	96,036	573,022	20,961	(196,585)	493,901
Vesting of performance share units	(25)	(1)	83	—	1	—	(1)	—	—	(646)	(646)
Grant and issue of stock award	—		1	—	—	—	30	—	—	—	30
Retirement of treasury shares	25	(1)	(25)	—	—	—	(646)	—	—	646	—
Purchases of treasury stock	(312)		—	—	—	—	—	—	—	(6,587)	(6,587)
Share-based compensation	—		—	—	—	—	1,691	—	—	—	1,691
Net income	—		—	—	—	—	—	20,067	—	—	20,067
Other comprehensive loss, net of taxes	—		—	—	—	—	—	—	(8,946)	—	(8,946)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,222)	—	—	(5,222)
Balance, March 31, 2020	(14,381)		46,766	10	468	—	97,110	587,867	12,015	(203,172)	494,288
Vesting of restricted stock units	(25)	(1)	65	—	—	—	—	—	—	(424)	(424)
Retirement of treasury shares	25	(1)	(25)	—	—	—	(424)	—	—	424	—
Purchases of treasury stock	(572)		—	—	—	—	—	—	—	(10,029)	(10,029)
Share-based compensation	—		—	—	—	—	3,082	—	—	—	3,082
Net income	—		—	—	—	—	—	19,882	—	—	19,882
Other comprehensive income, net of taxes	—		—	—	—	—	—	—	26,068	—	26,068
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,166)	—	—	(5,166)
Balance, June 30, 2020	(14,953)		46,806	10	468	—	99,768	602,583	38,083	(213,201)	527,701
Vesting of restricted stock units	(10)	(1)	25	—	—	—	—	—	—	(184)	(184)
Retirement of treasury shares	10	(1)	(10)	—	—	—	(184)	—	—	184	—
Purchases of treasury stock	(534)		—	—	—	—	—	—	—	(9,885)	(9,885)
Share-based compensation	—		—	—	—	—	1,854	—	—	—	1,854
Net loss	—		—	—	—	—	—	(3,169)	—	—	(3,169)
Other comprehensive loss , net of taxes	—		—	—	—	—	—	—	(36,421)	—	(36,421)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,133)	—	—	(5,133)
Balance, September 30, 2020	(15,487)		46,821	10	$468	$—	$101,438	$594,281	$1,662	$(223,086)	$474,763

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

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2018	(11,731)		46,514	10	$465	$—	$86,353	$553,224	$(8,010)	$(130,399)	$501,633
Vesting of performance share units	(56)	(1)	148	—	2	—	(2)	—	—	(2,069)	(2,069)
Grants and vesting of restricted stock	(5)	(1)	25	—	—	—	—	—	—	(166)	(166)
Stock option exercises	(36)	(1)	84	—	1	—	1,438	—	—	(1,367)	72
Retirement of treasury shares	97	(1)	(97)	—	(1)	—	(3,601)	—	—	3,602	—
Purchases of treasury stock	(321)		—	—	—	—	—	—	—	(10,117)	(10,117)
Share-based compensation	—		—	—	—	—	3,140	—	—	—	3,140
Net income	—		—	—	—	—	—	40,148	—	—	40,148
Other comprehensive income, net of taxes	—		—	—	—	—	—	—	11,984	—	11,984
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,575)	—	—	(5,575)
Balance, March 31, 2019	(12,052)		46,674	10	467	—	87,328	587,797	3,974	(140,516)	539,050
Grants and vesting of restricted stock	(14)	(1)	25	—	—	—	—	—	—	(402)	(402)
Stock option exercises	(14)	(1)	27	—	—	—	403	—	—	(414)	(11)
Retirement of treasury shares	28	(1)	(28)	—	—	—	(816)	—	—	816	—
Purchases of treasury stock	(486)		—	—	—	—	—	—	—	(14,107)	(14,107)
Share-based compensation	—		—	—	—	—	3,311	—	—	—	3,311
Net income	—		—	—	—	—	—	37,293	—	—	37,293
Other comprehensive income, net of taxes	—		—	—	—	—	—	—	11,955	—	11,955
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,547)	—	—	(5,547)
Declaration of dividends ($0.16 per common share)	—		—	—	—	—	—	(5,476)	—	—	(5,476)
Balance, June 30, 2019	(12,538)		46,698	10	467	—	90,226	614,067	15,929	(154,623)	566,066
Vesting of restricted stock units	(10)	(1)	25	—	—	—	—	—	—	(259)	(259)
Stock option exercises	(2)	(1)	2	—	—	—	54	—	—	(59)	(5)
Retirement of treasury shares	12	(1)	(12)	—	—	—	(318)	—	—	318	—
Purchases of treasury stock	(964)		—	—	—	—	—	—	—	(25,708)	(25,708)
Share-based compensation	—		—	—	—	—	3,584	—	—	—	3,584
Net income	—		—	—	—	—	—	20,146	—	—	20,146
Other comprehensive income, net of taxes	—		—	—	—	—	—	—	5,160	—	5,160
Declaration of dividends ($0.25 per preferred share)	—		—	—	—	—	—	(3)	—	—	(3)
Balance, September 30, 2019	(13,502)		46,713	10	$467	$—	$93,546	$634,210	$21,089	$(180,331)	$568,981

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

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net cash provided by operating activities	$173,545	$56,589
Cash flows from investing activities:
Proceeds from sale of property and equipment	141	27
Purchases of property and equipment	(14,580)	(9,723)
Purchases of equity securities	(11,145)	(1,091)
Purchases of available-for-sale debt securities	(735,426)	(194,228)
Purchases of investment real estate, net	(6)	(883)
Proceeds from sales of equity securities	—	29,137
Proceeds from sales of available-for-sale debt securities	757,812	73,041
Proceeds from sales of investment real estate	—	10,537
Maturities of available-for-sale debt securities	115,543	100,304
Net cash provided by investing activities	112,339	7,121
Cash flows from financing activities:
Preferred stock dividend	(8)	(8)
Common stock dividend	(15,516)	(16,618)
Issuance of common stock for stock option exercises	—	239
Purchase of treasury stock	(26,501)	(49,932)
Payments related to tax withholding for share-based compensation	(1,253)	(3,078)
Repayment of debt	(1,103)	(1,103)
Net cash provided by (used in) financing activities	(44,381)	(70,500)
Cash and cash equivalents, and restricted cash and cash equivalents:
Net increase (decrease) during the period	241,503	(6,790)
Balance, beginning of period	184,744	169,063
Balance, end of period	$426,247	$162,273

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$405,132	$182,109
Restricted cash and cash equivalents (1)	21,115	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$426,247	$184,744
(1)See “—Note 5 (Insurance Operations)” for a discussion of the nature of the restrictions for restricted cash and cash equivalents and “—Note 14 (Variable Interest Entities)” for a discussion of restricted cash held in a trust account.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Nature of Operations and Basis of Presentation
Nature of Operations
Universal Insurance Holdings, Inc. (“UVE”, and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”, and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance currently offered in 18 states as of September 30, 2020, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
The Company generates revenues primarily from the collection of premiums and investment returns on funds invested on cash flows in excess of those retained and used for claims-paying obligations and insurance operations. Other significant sources of revenue include brokerage commissions collected from reinsurers on certain reinsurance programs placed on behalf of the Insurance Entities, policy fees collected from policyholders by our wholly-owned managing general agent subsidiary and payment plan fees charged to policyholders who choose to pay their premiums in installments. Our wholly-owned adjusting company receives claims-handling fees from the Insurance Entities. The Insurance Entities are reimbursed for these fees on claims that are subject to recovery under the Insurance Entities’ respective reinsurance programs. These fees, after expenses, are recorded in the Condensed Consolidated Financial Statements as an adjustment to losses and loss adjustment expense (“LAE”).
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
The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, as well as variable interest entities (“VIE”) in which the Company is determined to be the primary beneficiary. All material intercompany balances and transactions have been eliminated in consolidation.
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

Accounting Policies

Consolidation Policy: The Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and VIEs in which the Company is determined to be the primary beneficiary. This analysis includes a review of the VIE’s capital structure, related contractual relationships and terms, nature of the VIE’s operations and purpose, nature of the VIE’s interests issued and the Company’s involvement with the entity. When assessing the need to consolidate a VIE, the Company evaluates the design of the VIE as well as the related risks to which the entity was designed to expose the variable interest holders. The primary beneficiary is the entity that has both (i) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. While also considering these factors, the consolidation conclusion depends on the Company’s decision-making ability and its ability to influence activities that significantly affect the economic performance of the VIE.

Restricted Cash and Cash Equivalents: The Company classifies amounts of cash and cash equivalents that are restricted in terms of their use and withdrawal separately in the face of the Condensed Consolidated Balance Sheet. See “—Note 5 (Insurance Operations)” and “—Note 14 (Variable Interest Entities)” for discussions on the nature of the restrictions.

Investment, Securities Available-for-Sale: The Company’s investments in debt securities and short-term investments are classified as available-for-sale with maturities of greater than three months. Available-for-sale debt securities and short-term investments are recorded at fair value in the Condensed Consolidated Balance Sheet, net of any allowance for credit losses, if any. Unrealized gains and losses, excluding the credit loss portion, on available-for-sale debt securities and short-term investments are excluded from earnings and reported as a component of other comprehensive income (“OCI”), net of related deferred taxes until reclassified to earnings upon the consummation of a sales transaction with an unrelated third party. Gains and losses realized on the disposition of available-for-sale debt securities are determined on the first-in, first-out (“FIFO”) basis and credited or charged to income. Premium and discount on investment securities are amortized and accreted using the interest method and charged or credited to investment income.

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

Accrued interest receivable on available-for-sale securities totaled $3.6 million at September 30, 2020 and is evaluated in the estimate for credit losses. Accrued interest receivable is included under Other Assets in the Condensed Consolidated Balance Sheet.

Investment, Equity Securities. The Company’s investments in equity securities are recorded at fair value in the Condensed Consolidated Balance Sheet with changes in the fair value of equity securities reported in current period earnings (loss) in the Condensed Consolidated Statements of Income within net change in unrealized gains (losses) of equity securities as they occur.

Premiums Receivable. Generally, premiums are collected prior to or during the policy period as permitted under the Insurance Entities’ payment plans. Credit risk is minimized through the effective administration of policy payment plans whereby the rules governing policy cancellation minimize circumstances in which the Company extends insurance coverage without having received the corresponding premiums. The Company performs a policy-level evaluation to determine the extent the premiums receivable balance exceeds the unearned premiums balance. Under ASC 326 and given the short-term nature of these receivables, the Company employed the aging method to estimate credit losses by pooling receivables based on the levels of delinquency and evaluating current conditions and reasonable and supportable forecasts. As of September 30, 2020 and December 31, 2019, the Company recorded an estimate of credit losses of $0.6 million and an allowance for doubtful accounts of $0.7 million, respectively.

Reinsurance. Ceded written premium is recorded upon the effective date of the reinsurance contracts and earned over the contract period. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreements and consistent with the establishment of the gross insurance liability to the Company. Under ASC 326 and given the short-term nature of these receivables, the Company considered the effects of credit enhancements (i.e. funds withheld liability, letters of credit and trust arrangements) and other qualitative factors that allowed it to conclude there was no material risk exposure. There is no estimated credit loss allowance as of September 30, 2020 established under ASC 326 and the Company did not have an allowance for uncollectible amounts due from reinsurers as of December 31, 2019.

3. Investments
Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.

Available-for-Sale Securities
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	September 30, 2020
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$135,087	$—	$247	$(6)	$135,328
Corporate bonds	436,033	(412)	2,014	(1,937)	435,698
Mortgage-backed and asset-backed securities	251,199	—	2,299	(496)	253,002
Municipal bonds	7,086	—	53	—	7,139
Redeemable preferred stock	11,241	(58)	301	(77)	11,407
Total	$840,646	$(470)	$4,914	$(2,516)	$842,574

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$53,688	$864	$(188)	$54,364
Corporate bonds	457,180	19,179	(141)	476,218
Mortgage-backed and asset-backed securities	304,285	7,400	(606)	311,079
Municipal bonds	3,397	103	(4)	3,496
Redeemable preferred stock	9,786	427	(86)	10,127
Total	$828,336	$27,973	$(1,025)	$855,284

The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	September 30, 2020		December 31, 2019
Equivalent S&P Credit Ratings	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
AAA	$368,845	43.8%	$372,442	43.6%
AA	74,964	8.9%	99,103	11.6%
A	223,658	26.6%	238,766	27.9%
BBB	172,916	20.5%	143,889	16.8%
BB and Below	1,198	0.1%	—	—
No Rating Available	993	0.1%	1,084	0.1%
Total	$842,574	100.0%	$855,284	100.0%

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

The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed Securities:
Agency	$166,418	$168,027	$143,723	$144,729
Non-agency	28,090	28,259	71,140	75,896
Asset-backed Securities:
Auto loan receivables	31,811	31,938	42,767	43,127
Credit card receivables	6,712	6,712	21,145	21,487
Other receivables	18,168	18,066	25,510	25,840
Total	$251,199	$253,002	$304,285	$311,079
The following tables summarize available-for-sale debt securities, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	September 30, 2020
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	5	$32,211	$(6)	—	$—	$—
Corporate bonds	120	223,864	(1,329)	—	—	—
Mortgage-backed and asset-backed securities	45	115,570	(495)	—	—	—
Municipal bonds	1	3,000	(1)	—	—	—
Redeemable preferred stock	—	—	—	—	—	—
Total	171	$374,645	$(1,831)	—	$—	$—

	December 31, 2019
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	2	$3,836	$(108)	4	$23,186	$(80)
Corporate bonds	18	16,808	(107)	7	5,866	(34)
Mortgage-backed and asset-backed securities	42	58,023	(245)	26	34,985	(361)
Municipal bonds	—	—	—	1	276	(4)
Redeemable preferred stock	6	630	(8)	4	1,489	(78)
Total	68	$79,297	$(468)	42	$65,802	$(557)

Unrealized losses on available-for-sale debt securities in the above table as of September 30, 2020 have not been recognized into income as credit losses because the issuers are of high credit quality (rated AA or higher), management does not intend to sell and it is likely management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Results for reporting periods occurring before January 1, 2020 continue to be reported in accordance with previously applicable U.S. GAAP and not presented under ASC 326, which was adopted by the Company on January 1, 2020.

The following table presents a reconciliation of the beginning and ending balances for expected credit losses on available-for-sale debt securities (in thousands):

	Corporate Bonds	Redeemable Preferred Stock	Total
Balance, December 31, 2019	$—	$—	$—
Cumulative effect adjustment as of January 1, 2020	665	126	791
Increase (decrease)	(253)	(68)	(321)
Balance, September 30, 2020	$412	$58	$470

See “—Note 2 (Significant Accounting Policies — Recently Adopted Accounting Pronouncements)” for more information about the methodology and significant inputs used to measure the amount related to expected credit losses on available-for-sale debt securities.
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	September 30, 2020
	Amortized Cost	Fair Value
Due in one year or less	$75,023	$75,416
Due after one year through five years	469,895	471,884
Due after five years through ten years	235,351	235,383
Due after ten years	58,212	57,709
Perpetual maturity securities	2,165	2,182
Total	$840,646	$842,574

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
The following table provides certain information related to available-for-sale debt securities and equity securities during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$773,673	$61,615	$873,355	$173,345
Equity securities	$—	$—	$—	$29,137
Gross realized gains on sale of securities:
Available-for-sale debt securities	$53,893	$65	$54,779	$364
Equity securities	$—	$—	$—	$335
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(66)	$(87)	$(485)	$(277)
Equity securities	$—	$—	$—	$(14,787)
Realized gains on sales of investment real estate	$—	$—	$—	$1,213

In the third quarter, the Company took advantage of the market recovery and recognized $53.8 million of net realized gains on the sales of our available-for-sale debt securities that were in an unrealized gain position.

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Available-for-sale debt securities	$4,394	$6,316	$16,425	$18,508
Equity securities	583	487	1,732	2,091
Cash and cash equivalents (1)	49	1,374	935	4,066
Other (2)	268	243	782	754
Total investment income	5,294	8,420	19,874	25,419
Less: Investment expenses (3)	(737)	(807)	(2,304)	(2,254)
Net investment income	$4,557	$7,613	$17,570	$23,165

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Equity Securities
The following table provides the unrealized gains and losses recognized during the periods presented on equity securities still held at the end of the reported period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unrealized gains (losses) recognized during the reported period on equity securities still held at the end of the reported period	$1,991	$573	$(2,162)	$3,339
Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2020	2019
Income Producing:
Investment real estate	$14,685	$14,679
Less: Accumulated depreciation	(1,595)	(1,284)
	13,090	13,395
Non-Income Producing:
Investment real estate	2,190	2,190
Investment real estate, net	$15,280	$15,585

During the nine months ended September 30, 2019, the Company completed the sale of an investment real estate property. The Company received net cash proceeds of approximately $10.5 million and recognized a pre-tax gain of approximately $1.2 million that is included in net realized gains (losses) on investments in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2019.
Depreciation expense related to investment real estate for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation expense on investment real estate	$103	$104	$311	$311

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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of September 30, 2020			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services, Inc.	Moody’s Investors Service, Inc.	September 30, 2020	December 31, 2019
Florida Hurricane Catastrophe Fund (1)	n/a	n/a	n/a	$65,883	$199,647
Allianz Risk Transfer	—	—	—	—	19,269
Total (2)				$65,883	$218,916
(1)No rating is available, because the fund is not rated.
(2)Amounts represent prepaid reinsurance premiums and net recoverables for paid and unpaid losses, including incurred but not reported reserves, and loss adjustment expenses.
The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended September 30,
	2020			2019
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$409,418	$357,208	$347,207	$342,872	$313,065	$334,440
Ceded	(3,062)	(123,017)	(108,730)	(4,781)	(106,466)	(201,869)
Net	$406,356	$234,191	$238,477	$338,091	$206,599	$132,571

	Nine Months Ended September 30,
	2020			2019
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,148,656	$1,020,798	$682,896	$990,066	$911,550	$663,768
Ceded	(497,263)	(339,408)	(158,026)	(422,414)	(284,867)	(304,807)
Net	$651,393	$681,390	$524,870	$567,652	$626,683	$358,961

The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	September 30,	December 31,
	2020	2019
Prepaid reinsurance premiums	$333,062	$175,208
Reinsurance recoverable on paid losses and LAE	$35,749	$70,015
Reinsurance recoverable on unpaid losses and LAE	59,329	123,221
Reinsurance recoverable	$95,078	$193,236

5. Insurance Operations
Deferred Policy Acquisition Costs
The Company defers certain costs in connection with written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
DPAC, beginning of period	$103,527	$90,530	$91,882	$84,686
Capitalized Costs	58,727	48,783	164,700	140,998
Amortization of DPAC	(50,959)	(44,493)	(145,287)	(130,864)
DPAC, end of period	$111,295	$94,820	$111,295	$94,820
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
In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of December 31, 2019, UPCIC has the capacity to pay ordinary dividends of $12.1 million during 2020. APPCIC, based on its accumulated earnings as of December 31, 2019, is unable to pay any ordinary dividends during 2020. For the three and nine months ended September 30, 2020, no dividends were paid from the Insurance Entities to PSI.
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

	September 30, 2020	December 31, 2019
Statutory capital and surplus
UPCIC	$300,597	$301,120
APPCIC	$16,171	$16,433
Ten percent of total liabilities
UPCIC	$126,227	$99,228
APPCIC	$820	$621

As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement. Statutory capital and surplus for UPCIC at December 31, 2019 includes a $30 million capital contribution funded in February 2020 by UVE through PSI, the Insurance Entities’ parent company, which was permitted to be included in UPCIC’s statutory capital and surplus at December 31, 2019 with the permission of the FLOIR under statutory accounting principles. This contribution was not recognized on a U.S. GAAP basis at December 31, 2019. Statutory capital and surplus for UPCIC at September 30, 2020 includes a $44.0 million capital contribution funded in September 2020 by UVE through PSI, the Insurance Entities’ parent company.

Through PSI, UVE recorded contributions for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Capital contributions	$44,000	$—	$74,000	$—
The following table summarizes combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Combined net income (loss)	$(41,436)	$(5,486)	$(37,034)	$28,854
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	September 30, 2020	December 31, 2019
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,564	$3,419

6. Liability for Unpaid Losses and Loss Adjustment Expenses
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$147,659	$288,296	$267,760	$472,829
Less: Reinsurance recoverable	(26,107)	(197,117)	(123,221)	(393,365)
Net balance at beginning of period	121,552	91,179	144,539	79,464
Incurred related to:
Current year	208,392	129,353	489,966	355,258
Prior years	30,085	3,218	34,904	3,703
Total incurred	238,477	132,571	524,870	358,961
Paid related to:
Current year	172,977	137,313	355,479	260,955
Prior years	43,661	30,408	170,539	121,441
Total paid	216,638	167,721	526,018	382,396
Net balance at end of period	143,391	56,029	143,391	56,029
Plus: Reinsurance recoverable	59,329	110,313	59,329	110,313
Balance at end of period	$202,720	$166,342	$202,720	$166,342

For the three months ended September 30, 2020, there was adverse prior year’s reserve development of $136.7 million gross, less $106.7 million ceded, resulting in $30.1 million net. The net prior year’s reserve development for the quarter ended September 30, 2020 was principally due to increased ultimate losses and LAE for Hurricane Irma not recoverable from the Florida Hurricane Catastrophe Fund (”FHCF”) and increased prior year’s companion claims in the run up to the expiration of the statute of limitations for Hurricane Irma.

For the nine months ended September 30, 2020, there was adverse prior year’s reserve development of $190.8 million gross, less $155.9 million ceded, resulting in $34.9 million net. The direct and net prior year’s reserve development for the nine months ended September 30, 2020 was principally due to increased ultimate losses and LAE for Hurricane Irma not recoverable from the FHCF and increased prior year’s companion claims in the run up to the expiration of the statute of limitations for Hurricane Irma.

Florida law bars new, supplemental or reopened claim for loss caused by the peril of windstorm or hurricane unless notice is provided within three years of the event. In September 2020, the three-year period following Hurricane Irma expired. The Company continues to adjust and settle Hurricane Irma claims that were reported prior to the expiration of the three-year period.

During the nine months ended September 30, 2019, there was adverse prior year’s reserve development of $305.3 million gross, less $301.6 million ceded, resulting in $3.7 million net. Gross prior year’s reserve development was principally the result of an increase in estimated losses and LAE for Hurricane Irma claims, which were fully ceded. Net prior year’s reserve development of $3.7 million principally resulted from a change in the allocation of estimated Hurricane Michael losses and LAE recoveries from the Non-Florida reinsurance coverage to the All States reinsurance coverage. There was no change to gross Hurricane Michael losses. The Non-Florida reinsurance coverage has a lower retention and the change in the allocation of reinsurance recoveries to the All States reinsurance coverage resulted in higher retained losses.

7. Long-Term Debt
Long-term debt consists of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2020	2019
Surplus note	$8,823	$9,926
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
UPCIC was in compliance with the terms of the surplus note as of September 30, 2020.

8. Stockholders’ Equity

From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares			Average
			Repurchased During the		Aggregate	Price Per
		Dollar Amount	Nine Months Ended September 30,		Purchase	Share
Date Authorized	Expiration Date	Authorized	2020	2019	Price	Repurchased	Plan Completed
November 6, 2019	December 31, 2021	$40,000	1,418,087	—	$26,501	$18.69
May 6, 2019	December 31, 2020	$40,000	—	1,302,401	$35,419	$27.20	November 2019
December 12, 2018	May 31, 2020	$20,000	—	468,108	$14,513	$31.00	May 2019
See the “Condensed Consolidated Statements of Stockholders’ Equity” for a roll-forward of treasury shares.

9. Income Taxes
During the three months ended September 30, 2020, the Company recorded approximately $0.6 million of income tax benefit compared to $7.8 million of income tax expense for the three months ended September 30, 2019. The effective tax rate (“ETR”) for the three months ended September 30, 2020 was 16.4% compared to a 27.8% ETR for the same period in 2019.
During the nine months ended September 30, 2020 and 2019, the Company recorded approximately $14.5 million and $35.0 million of income tax expense, respectively. The ETR for the nine months ended September 30, 2020 was 28.2% compared to a 26.4% ETR for the same period in 2019.
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
The Company’s income tax provision reflects an estimated annual ETR of 28.4% for 2020, calculated before the impact of discrete items. The effect of reporting discrete items through September 30, 2020 amounts to a decrease to the annual estimated ETR of 20 basis points, resulting in a total annual estimated ETR of 28.2%. The annual estimated ETR includes a federal income tax rate of 21% and a state income tax rate, net of federal benefit, of 3.7%.
Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The Company reviews its deferred tax assets regularly for recoverability. Management has reviewed all available evidence, both positive and negative, in determining the need for a valuation allowance with respect to the gross deferred tax assets. In reviewing the gross deferred tax assets, management has concluded that the likelihood for utilization of these deferred tax assets is certain (greater than 50%) and determined that a valuation allowance on any of the deferred tax assets is not required. Management will continue to analyze the gross deferred tax assets on a quarterly basis to determine whether there is a need for a valuation allowance in the future.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. As of September 30, 2020, the Company’s 2017 through 2019 tax years are still subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdictions.

10. Earnings Per Share
Basic earnings (loss) per share (“EPS”) is computed based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from exercises of stock options, vesting of performance share units, vesting of restricted stock, vesting of restricted stock units, and conversion of preferred stock.
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted EPS computations for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator for EPS:
Net income (loss)	$(3,169)	$20,146	$36,780	$97,587
Less: Preferred stock dividends	(3)	(3)	(8)	(8)
Income (loss) available to common stockholders	$(3,172)	$20,143	$36,772	$97,579
Denominator for EPS:
Weighted average common shares outstanding	31,659	33,649	32,116	34,230
Plus: Assumed conversion of share-based compensation (1)	—	256	61	310
Assumed conversion of preferred stock	—	25	25	25
Weighted average diluted common shares outstanding	31,659	33,930	32,202	34,565
Basic earnings (loss) per common share	$(0.10)	$0.60	$1.14	$2.85
Diluted earnings (loss) per common share	$(0.10)	$0.59	$1.14	$2.82

(1)	Represents the dilutive effect of unexercised stock options, unvested performance share units, unvested restricted stock units and unvested restricted stock.

11. Other Comprehensive Income (Loss)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended September 30,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains arising during the period	$5,518	$1,359	$4,159	$6,815	$1,671	$5,144
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	(53,827)	(13,247)	(40,580)	22	6	16
Other comprehensive income (loss)	$(48,309)	$(11,888)	$(36,421)	$6,837	$1,677	$5,160

	Nine Months Ended September 30,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains arising during the period	$28,953	$7,320	$21,633	$38,685	$9,520	$29,165
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	(54,294)	(13,362)	(40,932)	(87)	(21)	(66)
Other comprehensive income (loss)	$(25,341)	$(6,042)	$(19,299)	$38,598	$9,499	$29,099
Reclassification adjustment to retained earnings (1)	791	194	597	—	—	—
Change in accumulated other comprehensive income	$(24,550)	$(5,848)	$(18,702)	$38,598	$9,499	$29,099

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

The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unrealized gains (losses) on available-for-sale debt securities
	$53,827	$(22)	$54,294	$87	Net realized gains (losses) on sale of securities
	(13,247)	6	(13,362)	(21)	Income taxes
Total reclassification for the period	$40,580	$(16)	$40,932	$66	Net of tax

12. Commitments and Contingencies
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. Our reinsurance commitments run from June 1st of the current year to May 31st of the following year. Certain of our reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1st to May 31st contract period are recorded as “Reinsurance Payable, net” in the Condensed Consolidated Balance Sheet. Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $128.3 million in 2021 and (2) $71.3 million in 2022.
Litigation
Lawsuits are filed against the Company from time to time. Many of these lawsuits involve claims under policies that the Company underwrites and reserves for as an insurer. The Company is also involved in various other legal proceedings and litigation unrelated to claims under our policies that arise in the ordinary course of business operations. Management believes that any liabilities that may arise as a result of these legal matters will not have a material adverse effect on our financial condition or results of operations. The Company contests liability and/or the amount of damages as appropriate in each pending matter.
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
Corporate bonds: Comprise investment-grade debt securities. The primary inputs to the valuation include quoted prices for identical assets in inactive markets or similar assets in active or inactive markets, contractual cash flows, benchmark yields and credit spreads.
Mortgage-backed and asset-backed securities: Comprise securities that are collateralized by mortgage obligations and other assets. The primary inputs to the valuation include quoted prices for identical assets in inactive markets or similar assets in active or inactive markets, contractual cash flows, benchmark yields, collateral performance and credit spreads.
Municipal bonds: Comprise debt securities issued by a state, municipality or county. The primary inputs to the valuation include quoted prices for identical assets in inactive markets or similar assets in active or inactive markets, contractual cash flows, benchmark yields and credit spreads.
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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	September 30, 2020
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$135,328	$—	$135,328
Corporate bonds	—	435,698	—	435,698
Mortgage-backed and asset-backed securities	—	253,002	—	253,002
Municipal bonds	—	7,139	—	7,139
Redeemable preferred stock	—	11,407	—	11,407
Equity Securities:
Common stock	2,240	—	—	2,240
Mutual funds	50,460	—	—	50,460
Total assets accounted for at fair value	$52,700	$842,574	$—	$895,274

	Fair Value Measurements
	December 31, 2019
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$54,364	$—	$54,364
Corporate bonds	—	476,218	—	476,218
Mortgage-backed and asset-backed securities	—	311,079	—	311,079
Municipal bonds	—	3,496	—	3,496
Redeemable preferred stock	—	10,127	—	10,127
Equity Securities:
Common stock	2,377	—	—	2,377
Mutual funds	41,340	—	—	41,340
Total assets accounted for at fair value	$43,717	$855,284	$—	$899,001
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
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	(Level 3) Estimated Fair Value	Carrying Value	(Level 3) Estimated Fair Value
Liabilities (debt):
Surplus note	$8,823	$8,650	$9,926	$9,365
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

14. Variable Interest Entities

The Company entered into a reinsurance captive arrangement with a VIE in the normal course of business and consolidated the VIE since the Company is the primary beneficiary. See “—Note 2 (Significant Accounting Policies—Recently Adopted Accounting Pronouncements)” for more information.

On a consolidated basis, the balance sheet classification and exposure is comprised of $18.4 million of restricted cash held in a reinsurance trust account, which can be used only to settle specific reinsurance obligations of that VIE.

15. Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of September 30, 2020.

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
Risks and uncertainties that may affect, or have affected, our financial condition and operating results include, but are not limited to, the following:
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

OVERVIEW
We are a vertically integrated holding company offering property and casualty insurance and value-added insurance services. We develop, market and underwrite insurance products for consumers predominantly in the personal residential homeowners line of business and perform substantially all other insurance-related services for our primary insurance entities, including risk management, claims management, and distribution. Our primary insurance entities, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), currently offer insurance products through both our appointed independent agent network and our online distribution channels across 19 states (primarily in Florida), with licenses to write insurance in two additional states. The Insurance Entities seek to produce an underwriting profit (defined as earned premium less losses, loss adjustment expense (“LAE”), policy acquisition costs and other operating costs) over the long term; maintain a conservative balance sheet to prepare for years in which the Insurance Entities are not able to achieve an underwriting profit; and generate investment income on assets.
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

Trends - Impact of COVID-19

The global COVID-19 pandemic has had a profound worldwide effect on social interactions and on the global, national and local economies. We took early measures in March, in advance of governmental mandates, to help reduce the spread of COVID-19 by directing substantially all employees with the ability to do so to immediately self-quarantine by working at home. In addition to this measure to secure the health and wellness of our employees, we worked to facilitate our personnel being able to continue safely providing services to the Company’s policyholders and independent agents, fulfilling our financial and reporting obligations, including responding to regulatory requirements and guidelines, and generally maintaining business continuity. As a provider of residential homeowners’ insurance offered in hurricane-prone areas and being headquartered in Florida, we had previously developed contingency plans to address catastrophic events and were prepared to maintain operations as COVID-19 unfolded. As a result of our disaster preparedness, most employees were immediately prepared to work from home while the Company addressed emerging workflow issues to ensure that all employees remained effective in fulfilling their roles. Since the first week of engaging our work from home strategy, nearly all aspects of our business have been, and continue to be, conducted remotely while striving to maintain the quality of our service standards. Through the third quarter of 2020, we have not seen a material impact from COVID-19 on our business, our financial position, our liquidity, or our ability to service our policyholders and maintain critical operations. As a provider of services that have been deemed essential under most directives and guidelines, we are confident in our ability to maintain consistent operations and believe we can continue to manage with our remote workforce, as a result of our disaster preparedness planning, with little impact on our business and service levels and our standards of care for both underwriting and claims. We continue to monitor local, state and federal guidance and will adjust workforce activities as appropriate. Although we have not yet experienced a material impact from COVID-19, the ultimate impact of the pandemic on our business and on the economy in general cannot be predicted.

Our level of direct premiums written during the nine months ended September 30, 2020 was strong and outperformed the same period in the prior year. We are cautiously optimistic in our belief that our customers and agent force will continue to renew and place business with us, especially our customers in hurricane-exposed states. In the event there is a slow-down in the production and/or collection of premiums, we intend to take measures to maintain liquidity while continuing to protect our capital and policyholders. See “—Liquidity and Capital Resources.”

KEY PERFORMANCE INDICATORS

The Company considers several of the measures and ratios in the following discussion to be key performance indicators for its businesses. Management believes that these indicators are helpful in understanding the underlying trends in the Company’s businesses. Some of these indicators are reported on a quarterly basis and others on an annual basis. Please also refer to “Item 1—Note 2 (Significant Accounting Policies)” for definitions of certain other terms we use when describing our financial results.

These indicators may not be comparable to other performance measures used by the Company’s competitors and should only be evaluated together with our condensed consolidated financial statements and accompanying notes.

Definitions of Key Performance Indicators

Book Value Per Common Share ― the ratio of total stockholders’ equity, adjusted for preferred stock liquidation, divided by the number of common shares outstanding as of a reporting period. Book value per common share is the excess of assets over liabilities at a reporting period attributed to each share of stock. Changes in book value per common share informs shareholders of retained equity in the company on a per share basis which may assist in understanding market value trends for the Company’s stock.

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

Core Loss Ratio ― a common operational metric used in the insurance industry to describe the ratio of current accident year expected losses and LAE to premiums earned. Core loss ratio is an important measure identifying profitability trends of premiums in force. Core losses consists of all other losses and LAE, excluding weather events beyond those expected and prior year’s reserve development. The financial benefit from the management of claims, including claim fees ceded to reinsurers, is recorded in the condensed consolidated financial statements as a reduction to core losses.

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

Direct Premiums Written (“DPW”) ― reflects the total value of policies issued during a period before considering premiums ceded to reinsurers. Direct premiums written, comprised of renewal premiums, endorsements and new business, is initially recorded as unearned premium in the balance sheet which is then earned pro-rata over the next year or remaining policy term. Direct premiums written reflects current trends in the Company’s sale of property and casualty insurance products and amounts that will be recognized as earned premiums in the future.

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

Losses and Loss Adjustment Expense Ratio or Loss and LAE Ratio ― a measure of the cost of claims and claim settlement expenses incurred in a reporting period as a percentage of premiums earned in that same reporting period. Losses and LAE incurred in a reporting period includes both amounts related to the current accident year and prior accident years, if any, referred to as development. Ultimate losses and LAE are based on actuarial estimates with changes in those estimates recognized in the period the estimates are revised. Losses and LAE consist of claim costs arising from claims occurring and settling in the current period, an estimate of claim costs for reported but unpaid claims, an estimate of unpaid claim costs for incurred-but-not-reported claims and an estimate of claim settlement expenses associated with reported and unreported claims which occurred during the reporting period. The loss and LAE ratio can be measured on a direct basis, which includes losses and LAE divided by direct earned premiums, or on a net basis, which includes losses and LAE after amounts have been ceded to reinsurers divided by net earned premiums (i.e., direct premium earned less ceded premium earned ). The net loss and LAE ratio is a measure of underwriting profitability after giving consideration to the effect of reinsurance. Trends in the net loss and LAE ratio are an indication to management of current and future profitability.

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

Return on Average Equity (“ROAE”) ― calculated by dividing earnings (loss) per common share by average book value per common share. Average book value per common share is computed as the sum of book value per common share at the beginning and the end of a period, divided by two. ROAE is a capital profitability measure of how effectively management creates profits per common share.

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
•All States first event tower extends to $3.38 billion with no co-participation in any of the layers, no limitations on loss adjustment expenses and no accelerated deposit premiums.
•Assuming a first event completely exhausts the $3.38 billion tower, the second event exhaustion point would be $1.343 billion.
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
•Effective September 1, 2020, UPCIC purchased RPP limit for the layer attaching at $45 million. Combined with the RPP limit purchased at June 1, 2020, UPCIC has purchased enough RPP limit to pay for the premium necessary for the reinstatement of all catastrophe layers between $45 million and the projected FHCF retention.
•Specific 3rd and 4th event private market catastrophe excess of loss coverage of $76 million in excess of $35 million provides frequency protection for a multiple event storm season.

•For the FHCF Reimbursement Contracts effective June 1, 2020, UPCIC has continued the election of the 90% coverage level. We estimate the total mandatory FHCF layer will provide approximately $2.034 billion of coverage for UPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.
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

Reinsurers

The table below provides the A.M. Best and S&P financial strength ratings for each of the largest third-party reinsurers in UPCIC’s 2020-2021 reinsurance program:

Reinsurer	A.M. Best	S&P
Allianz Risk Transfer	A+	AA-
Arch Reinsurance Limited	A+	A+
Chubb Tempest Reinsurance Ltd.	A++	AA
Munich Re	A+	AA-
Renaissance Re	A+	A+
Various Lloyd’s of London Syndicates	A	A+
Florida Hurricane Catastrophe Fund (1)	N/A	N/A
(1)No rating is available, because the fund is not rated.

APPCIC’s 2020-2021 Reinsurance Program
•First event All States retention of $3 million.
•All States first event tower of $43.9 million with no co-participation in any of the layers, no limitation on loss adjustment expenses and no accelerated deposit premiums.
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
•For the FHCF Reimbursement Contracts effective June 1, 2020, APPCIC has continued the election of the 90% coverage level. The total mandatory FHCF layer is estimated to provide approximately $22.77 million of coverage for APPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.

Reinsurers

The table below provides the A.M. Best and S&P financial strength ratings for each of the largest third-party reinsurers in APPCIC’s 2020-2021 reinsurance program:

Reinsurer	A.M. Best	S&P
Chubb Tempest Reinsurance Ltd.	A++	AA
Lancashire Insurance Company Limited	A	A-
Various Lloyd’s of London Syndicates	A	A+
Florida Hurricane Catastrophe Fund (1)	N/A	N/A
(1)No rating is available, because the fund is not rated.
The total cost of the 2020-2021 reinsurance programs for UPCIC and APPCIC is projected to be $494 million, representing approximately 34.6% of estimated direct premium earned for the 12-month treaty period.

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
Highlights
Results of operations for the third quarter of fiscal 2020, in each case compared with the third quarter of fiscal 2019 (unless otherwise specified), include:
•Direct premiums written overall grew by $66.5 million, or 19.4%, to $409.4 million.
•In Florida, direct premiums written grew by $54.8 million, or 19.6%, and in our other states, direct premiums written grew by $11.8 million, or 18.8%.
•Premiums earned, net, grew by $27.6 million, or 13.4%, to $234.2 million.
•Net realized gains of $53.8 million from sales of available-for-sale securities and net unrealized gains of $2.0 million from the change in the fair market value of equity securities.
•In May 2020, the FLOIR approved an overall 12.4% rate increase on Florida personal residential homeowners line of business, effective May 2020 for new business and July 2020 for renewals.
•Total revenues increased by $82.0 million, or 35.7%, to $311.7 million.
•Two catastrophic events, Hurricanes Sally and Isaias, occurred during the quarter, resulting in $58 million impact after reinsurance.
•Net loss and LAE ratio was 101.8% as compared to 64.3%, driven by an increase in severe weather and prior year’s reserve development.
•Diluted earnings (loss) per common share (“EPS”) of $(0.10) compared to $0.59.
•Weighted average diluted common shares outstanding were lower by 6.7% to 31.7 million shares compared to 33.9 million shares.
•Book value per common share increased by $0.02, or 0.1%, to $15.15 at September 30, 2020 from $15.13 at December 31, 2019.
•Declared and paid dividends of $5.1 million, or $0.16 per common share, in the third quarter of 2020.
•Repurchased 533,912 shares at an average price of $18.52 for an aggregate purchase price of $9.9 million during the third quarter of 2020.
•Contributed $44 million of capital to UPCIC.
•Received Certificate of Authority from Tennessee.

Results of Operations — Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Net loss was $3.2 million for the three months ended September 30, 2020, compared to net income of $20.1 million for the same period in 2019. Benefiting the quarter were increases in premiums earned, net, realized gains on investments, net change in unrealized gains from an increase in the fair value of equity securities, commission revenue, policy fees and other revenue, offset by a decrease in net investment income, and increased total operating costs and expenses. Direct premium earned and premiums earned, net were up 14.1% and 13.4%, respectively, due to growth in all states in which we are licensed and writing during the past 12 months and rate increases implemented during 2020, offset by higher costs for reinsurance flowing through to premiums earned, net. Increases in losses and LAE were the result of several factors including (1) increased estimated core losses and LAE for the current year compared to prior year, (2) premium growth and change in mix between Florida and other states and (3) increased adverse weather events and prior year’s reserve development in 2020.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Three Months Ended September 30,		Change
	2020	2019	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$409,418	$342,872	$66,546	19.4%
Change in unearned premium	(52,210)	(29,807)	(22,403)	75.2%
Direct premium earned	357,208	313,065	44,143	14.1%
Ceded premium earned	(123,017)	(106,466)	(16,551)	15.5%
Premiums earned, net	234,191	206,599	27,592	13.4%
Net investment income	4,557	7,613	(3,056)	(40.1)%
Net realized gains (losses) on investments	53,827	(22)	53,849	NM
Net change in unrealized gains (losses) of equity securities	1,991	573	1,418	247.5%
Commission revenue	8,997	7,380	1,617	21.9%
Policy fees	6,167	5,569	598	10.7%
Other revenue	1,935	1,929	6	0.3%
Total premiums earned and other revenues	311,665	229,641	82,024	35.7%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	238,477	132,571	105,906	79.9%
General and administrative expenses	76,980	69,174	7,806	11.3%
Total operating costs and expenses	315,457	201,745	113,712	56.4%
INCOME (LOSS) BEFORE INCOME TAXES	(3,792)	27,896	(31,688)	NM
Income tax (benefit) expense	(623)	7,750	(8,373)	NM
NET INCOME (LOSS)	$(3,169)	$20,146	$(23,315)	NM
Other comprehensive income (loss), net of taxes	(36,421)	5,160	(41,581)	NM
COMPREHENSIVE INCOME (LOSS)	$(39,590)	$25,306	$(64,896)	NM
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$(0.10)	$0.59	$(0.69)	NM
Weighted average diluted common shares outstanding	31,659	33,930	(2,271)	(6.7)%

NM – Not Meaningful
Direct premiums written increased by $66.5 million, or 19.4%, for the quarter ended September 30, 2020, driven by growth within our Florida business of $54.8 million, or 19.6%, and growth in our other states business of $11.8 million, or 18.8%, as compared to the same period of the prior year. Rate increases in Florida and in certain other states along with slightly improved retention also contributed to the premium growth. Premium in force increased in every state in which we are writing at September 30, 2020 compared to September 30, 2019. We actively wrote policies in 18 states during 2019 and 2020 and we wrote multiple policies in Iowa subsequent to the third quarter of 2020. In addition, we are authorized to do business in Tennessee and Wisconsin and are proceeding with product filings in those states. Policies in force, premium in force and total insured value all increased as of September 30, 2020 when compared to September 30, 2019.

The following table provides direct premiums written for Florida and Other States for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended
	September 30, 2020		September 30, 2019		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$334,916	81.8%	$280,141	81.7%	$54,775	19.6%
Other states	74,502	18.2%	62,731	18.3%	11,771	18.8%
Total	$409,418	100.0%	$342,872	100.0%	$66,546	19.4%
We seek to grow and generate long-term rate adequate premium in each state where we offer policies, including Florida. Diversified sources of business are an important objective and premium growth outside Florida is a measure monitored by management toward meeting that objective.
Direct premium earned increased by $44.1 million, or 14.1%, for the quarter ended September 30, 2020, reflecting the earning of premiums written over the past 12 months and changes in rates and policies in force during that time.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents amounts paid to reinsurers for this protection. Ceded premium earned increased $16.6 million, or 15.5%, for the quarter ended September 30, 2020, as compared to the same period of the prior year. The increase in reinsurance costs reflects both an increase in costs associated with the increase in exposures we insure and increased pricing when compared to the expired reinsurance program. Reinsurance costs, as a percentage of direct premium earned, increased from 34.0% for the three months ended September 30, 2019 to 34.4% for the three months ended September 30, 2020. Reinsurance costs associated with each year’s reinsurance program are earned over the June 1st to May 31st twelve-month coverage period. See the discussion above for the Insurance Entities’ 2020-2021 reinsurance programs and “Item 1—Note 4 (Reinsurance).”
Premiums earned, net of ceded premium earned, grew by 13.4%, or $27.6 million, to $234.2 million for the three months ended September 30, 2020, reflecting an increase in direct premium earned offset by increased costs for reinsurance.
Net investment income was $4.6 million for the three months ended September 30, 2020, compared to $7.6 million for the same period in 2019, a decrease of $3.1 million, or 40.1%. The decrease is driven by lower trends in market yields. Total invested assets were $910.6 million as of September 30, 2020 compared to $914.6 million as of December 31, 2019. Cash and cash equivalents were $405.1 million at September 30, 2020 compared to $182.1 million at December 31, 2019, an increase of 122.5%. Cash and cash equivalents are invested short term until needed to settle loss and LAE payments, reinsurance premium payments and operating cash needs or until they are deployed by our investment advisors.
Yields from cash and cash equivalents, short-term investments and the available-for-sale portfolio are dependent on future market forces, monetary policy and interest rate policy from the Federal Reserve. The Federal Reserve has broadly been lowering and maintaining lower interest rates, which has impacted the effective yields on new available-for-sale portfolio and overnight cash purchases and short-term investments. The overall trend has been lower interest rates on new purchases of securities over the past year and lower returns on cash and cash equivalents and short-term investments. As discussed below, due to the significant sale of securities during the third quarter of 2020, it is expected that future portfolio returns will reflect lower book yields based on current market conditions.
We sell investments from our investment portfolio from time to time to meet our investment objectives or take advantage of market opportunities. During the three months ended September 30, 2020, sales of available-for-sale debt securities resulted in net realized gains of $53.8 million. We took the opportunity to monetize an increase in fair value of these securities to enhance surplus for UPCIC. The proceeds from the sale of available-for-sale debt securities are in the process of reinvestment which accounts for the temporary increase in cash and cash equivalents at September 30, 2020. As a result of the sales and future reinvestment of available-for-sale debt securities, it is expected that future portfolio investment income will reflect current market rates which are below the book yield of the securities sold. During the three months ended September 30, 2019, sales of available-for-sale debt securities resulted in net realized losses of $22 thousand. See “Item 1—Note 3 (Investments).”
There was a $2.0 million favorable net unrealized gain in equity securities during the three months ended September 30, 2020 compared to a $0.6 million favorable net unrealized gain during the three months ended September 30, 2019. Unrealized gains or losses reflected on the income statement are the result of changes in the fair market value of our equity securities during the period for securities still held and the reversal of unrealized gains or losses for securities sold during the period. See “Item 1—Note 3 (Investments).”

During 2020, the COVID-19 pandemic has disrupted the financial markets. In the first quarter of 2020, our investment portfolio was negatively impacted, but has since substantially recovered during the second and third quarters of 2020. We took advantage of the recovery with the realization of gains on our available-for-sale debt securities discussed above. We believe the adverse impact to our investment portfolio was minimized during this COVID-19-induced market dislocation as a result of our conservative investment strategy’s focus on capital preservation and adequate liquidity to pay claims. We believe the high credit rating and shorter duration foundation of our portfolio and portfolio diversification will help us weather these difficult market conditions, thereby limiting the impact of future economic financial market downturns on the portfolio. Recent market yields have been lower when compared to prior years and we expect that trend to continue, negatively impacting future investment returns on our portfolio. We will continue to monitor the impact of COVID-19 on our portfolio. Significant uncertainties and emerging risks still exist regarding the potential long-term impact of COVID-19 on the credit markets and our investment portfolio.
Commission revenue is comprised principally of brokerage commissions we earn from third-party reinsurers (excluding the FHCF) on reinsurance placed for the Insurance Entities. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the three months ended September 30, 2020, commission revenue was $9.0 million, compared to $7.4 million for the three months ended September 30, 2019. The increase in commission revenue of $1.6 million, or 21.9%, for the three months ended September 30, 2020 was primarily due to increased commissions from third-party reinsurers earned on increased reinsurance premiums due to growth in our exposures, as well as the difference in pricing and structure associated with our reinsurance program when compared to the prior year.
Policy fees for the three months ended September 30, 2020 were $6.2 million compared to $5.6 million for the same period in 2019. The increase of $0.6 million, or 10.7%, was the result of an increase in the total number of new and renewal policies written during the three months ended September 30, 2020 compared to the same period in 2019.
The following table presents losses and LAE incurred on a direct, ceded and net basis expressed in dollars and as a percent of the respective amounts of premiums earned. These amounts are further categorized as 1) core losses, 2) weather events for the current accident year and 3) prior year’s reserve development (dollars in thousands):

	Three Months Ended September 30, 2020
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$357,208		$123,017		$234,191

Loss and loss adjustment expenses:
Core losses	$140,470	39.3%	$78	0.1%	$140,392	59.9%
Weather events*	70,000	19.6%	2,000	1.6%	68,000	29.0%
Prior year’s reserve development	136,737	38.3%	106,652	86.7%	30,085	12.9%
Total losses and loss adjustment expenses	$347,207	97.2%	$108,730	88.4%	$238,477	101.8%

*Includes only current year weather events beyond those expected.

	Three Months Ended September 30, 2019
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$313,065		$106,466		$206,599

Loss and loss adjustment expenses:
Core losses	$114,353	36.5%	$—	—%	$114,353	55.4%
Weather events*	15,000	4.8%	—	—%	15,000	7.3%
Prior year’s reserve development	205,087	65.5%	201,869	189.6%	3,218	1.6%
Total losses and loss adjustment expenses	$334,440	106.8%	$201,869	189.6%	$132,571	64.3%

*Includes only current year weather events beyond those expected.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.

Management looks at losses and LAE in three areas, as described below and represented in the tables above, each of which have different drivers which impact reported results. As a result, these components of losses and LAE are described separately. Overall losses and LAE, net of reinsurance recoveries, were $238.5 million resulting in a 101.8% net loss and LAE ratio for the quarter ended September 30, 2020. This compares to $132.6 million resulting in a 64.3% net loss and LAE ratio for the quarter ended September 30, 2019.

The factors impacting losses and LAE are as follows:

•Core losses

◦Our core losses consist of all other losses and LAE, excluding weather events beyond those expected and prior year’s reserve development. Core losses for 2020 are 39.3% of direct premium earned for the quarter ended September 30, 2020 compared to 36.5% for the same period in 2019. These losses and loss ratios benefit from the profitable impact of ceded claim fees, which are described below, reducing core losses. The increase in core loss ratio for 2020 is principally the result of higher trends in expected costs to settle claims in the Florida market, specifically in response to increased trends in litigated and represented claims. Core losses also increase as premium volume increases year over year.

•Weather events beyond those expected

◦During the three months ended September 30, 2020, there were two hurricanes, Sally and Isaias, and a number of weather events which in the aggregate exceeded core loss ratio expectations. Our initial estimates on Hurricane Sally are gross losses of $45 million and net losses of $43 million after reinsurance. Hurricane Isaias and the other weather events beyond those expected totaled $25 million on a direct and net basis as these events do not benefit from our reinsurance program due to losses being below our attachment point.

◦During the third quarter ended September 30, 2019, weather events totaled $15.0 million direct and net, principally for Hurricane Dorian and other weather events beyond those expected.

•Prior year’s reserve development

◦Management identifies two drivers which influence amounts recorded as prior year’s reserve development, namely: (i) changes to prior estimates of direct and net ultimate losses on prior accident years excluding major hurricanes and (ii) changes in prior estimates of direct and net ultimate losses on hurricanes. During the quarter ended September 30, 2020, prior year’s reserve development totaled $136.7 million of direct losses and $30.1 million of net losses after the benefit of reinsurance.

▪Prior year’s reserve development, excluding hurricanes described above, was $19.6 million direct and $19.3 million net of reinsurance for the quarter ended September 30, 2020, which was the result of increased prior year companion claims in the run up to the expiration of the statute of limitations for Hurricane Irma.

▪For the quarter ended September 30, 2020, development of direct and net losses on previously reported hurricanes was $117.1 million direct and $10.8 million net after the benefit of reinsurance. This was principally driven by continued adverse development of previous estimated losses and LAE on Hurricane Irma and, to a lesser extent, Hurricane Michael. Net development for the quarter ended September 30, 2020 principally resulted from an increase in our previously estimated losses and LAE on Hurricane Irma for claims which are not eligible for recovery from the FHCF.

▪Florida law bars new, supplemental or reopened claims for loss caused by the peril of windstorm or hurricane unless notice is provided within three years of the event. In September 2020, the three-year period following Hurricane Irma expired. The Company continues to adjust and settle Hurricane Irma claims that were reported prior to the expiration of the three-year period.

▪For the quarter ended September 30, 2019, direct prior year’s reserve development of $205.1 million was principally due to increased ultimate direct losses and LAE for Hurricane Irma, which were fully ceded, while net prior year’s reserve development of $3.2 million was principally due to a change in the allocation of estimated reinsurance recoveries on Hurricane Michael losses from the Non-Florida reinsurance coverage to the All States reinsurance coverage. The Non-Florida reinsurance coverage has a lower retention and the change in the allocation of reinsurance recoveries to the All States reinsurance coverage resulted in higher retained losses.

The net loss and LAE ratio for the third quarter ended September 30, 2020 was 101.8% compared to 64.3% in the third quarter of the prior year. The increase of 37.5 loss ratio points was a result of: (1) increased weather (21.7 loss ratio points); (2) increased estimated core losses and LAE ratio for the current year (4.9 loss ratio points, which include 0.4 loss ratio points as a result of higher reinsurance costs); and (3) prior year’s reserve development on prior years’ losses and LAE reserves (11.3 loss ratio points). The increase was partially offset by higher financial benefit from the management of claims, including claims fees ceded to reinsurers (0.4 loss ratio points).

The Company continues to experience increased costs for losses and LAE in the Florida market where an industry has developed around the personal residential claims process, resulting in historically high levels of represented claims and inflated claims. Active solicitation of personal residential claims in Florida by policyholder representatives, remediation companies and repair companies has led to an increase in the frequency and severity of personal residential claims in Florida exceeding historical levels and levels seen in other jurisdictions.

The market trends in losses and LAE led us to file in February 2020 for an overall 12.4% rate increase in Florida, which was approved effective May 2020 for new business and July 2020 for renewals. In addition, we implemented changes to certain new business underwriting guidelines and developed and implemented specialized claims and litigation management efforts to address market trends which we believe are driving up claim costs.

The financial benefit from the management of claims, including claim fees ceded to reinsurers, was $2.2 million for the three months ended September 30, 2020, compared to $1.1 million during the three months ended September 30, 2019. The benefit was recorded in the condensed consolidated financial statements as a reduction to losses and LAE.
General and administrative expenses were $77.0 million for the three months ended September 30, 2020, compared to $69.2 million during the same period in 2019, as follows (dollars in thousands):

	Three Months Ended
	September 30,				Change
	2020		2019		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$234,191		$206,599		$27,592	13.4%
General and administrative expenses:
Policy acquisition costs	51,594	22.1%	45,131	21.8%	6,463	14.3%
Other operating costs (1)	25,386	10.8%	24,043	11.6%	1,343	5.6%
Total general and administrative expenses	$76,980	32.9%	$69,174	33.5%	$7,806	11.3%
(1)Other operating costs includes $16 and $57 of interest expense for the three months ended September 30, 2020 and 2019, respectively.

General and administrative expenses increased by $7.8 million, which was the result of increases in policy acquisition costs of $6.5 million, due to commissions associated with increased premium volume and to a lesser extent to an increase in other operating costs of $1.3 million. The expense ratio as a percentage of premiums earned, net decreased from 33.5% for the three months ended September 30, 2019 to 32.9% for the same period in 2020. Other operating cost ratio for the three months ended September 30, 2020 was 10.8% compared to 11.6% in the third quarter of 2019, reflecting lower share-based compensation in 2020 and economies of scale as other operating costs did not increase at the same rate as premiums earned, net.
Income tax benefit was $0.6 million for the quarter ended September 30, 2020 compared to an income tax expense of $7.8 million in 2019. The tax benefit resulted from a pre-tax loss in 2020 as compared to a pre-tax income in 2019. Our effective tax rate (“ETR”) decreased to 16.4% for the three months ended September 30, 2020, as compared to 27.8% for the three months ended September 30, 2019. The ETR decreased as a result of a higher ratio of permanent items relative to the amount of income before taxes, principally non-deductible compensation, and a lower level of discrete tax benefits.
Other comprehensive loss, net of taxes for the three months ended September 30, 2020, was $36.4 million compared to other comprehensive income of $5.2 million for the same period in 2019, reflecting reclassifications out of cumulative other comprehensive income for available-for-sale debt securities sold and after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio. See “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income for these periods.

Results of Operations — Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Net income was $36.8 million for the nine months ended September 30, 2020 compared to $97.6 million for the nine months ended September 30, 2019, a decrease of $60.8 million. Diluted EPS for the nine months ended September 30, 2020 was $1.14 compared to $2.82 in 2019, a decrease of $1.68, or 59.6%. Weighted average diluted common shares outstanding for the nine months ended September 30, 2020 were lower by 6.8% to 32.2 million shares from 34.6 million shares for the same period of the prior year. Benefiting the nine months ended September 30, 2020 were increases in premiums earned, net, realized gains on investments, commission revenue, policy fees and other revenue, offset by a decrease in net investment income, a decline in fair value of our equity securities reflected as unrealized losses in the current period, and increased total operating costs and expenses. Direct premium earned and premiums earned, net were up 12.0% and 8.7%, respectively, due to growth in all states in which we are licensed and writing during the past 12 months and rate increases implemented during 2020, offset by higher costs for reinsurance flowing through to premiums earned, net. Increases in losses and LAE were the result of several factors including (1) increased estimated core losses and LAE for the current year compared to prior year, (2) premium growth and change in mix between Florida and other states and (3) increased adverse weather events and prior year’s reserve development in 2020.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Nine Months Ended September 30,		Change
	2020	2019	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$1,148,656	$990,066	$158,590	16.0%
Change in unearned premium	(127,858)	(78,516)	(49,342)	62.8%
Direct premium earned	1,020,798	911,550	109,248	12.0%
Ceded premium earned	(339,408)	(284,867)	(54,541)	19.1%
Premiums earned, net	681,390	626,683	54,707	8.7%
Net investment income	17,570	23,165	(5,595)	(24.2)%
Net realized gains (losses) on investments	54,294	(13,152)	67,446	NM
Net change in unrealized gains (losses) of equity securities	(2,162)	22,364	(24,526)	NM
Commission revenue	23,770	18,933	4,837	25.5%
Policy fees	18,253	16,587	1,666	10.0%
Other revenue	6,529	5,369	1,160	21.6%
Total premiums earned and other revenues	799,644	699,949	99,695	14.2%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	524,870	358,961	165,909	46.2%
General and administrative expenses	223,544	208,418	15,126	7.3%
Total operating costs and expenses	748,414	567,379	181,035	31.9%
INCOME (LOSS) BEFORE INCOME TAXES	51,230	132,570	(81,340)	(61.4)%
Income tax (benefit) expense	14,450	34,983	(20,533)	(58.7)%
NET INCOME (LOSS)	$36,780	$97,587	$(60,807)	(62.3)%
Other comprehensive income (loss), net of taxes	(19,299)	29,099	(48,398)	NM
COMPREHENSIVE INCOME (LOSS)	$17,481	$126,686	$(109,205)	(86.2)%
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$1.14	$2.82	$(1.68)	(59.6)%
Weighted average diluted common shares outstanding	32,202	34,565	(2,363)	(6.8)%

NM – Not Meaningful
Direct premiums written increased by $158.6 million, or 16.0%, for the nine months ended September 30, 2020, driven by growth within our Florida business of $129.0 million, or 15.7%, and growth in our other states business of $29.6 million, or 17.3%, as compared to the same period of the prior year. Rate increases in Florida and in certain other states along with slightly improved retention also contributed to the premium growth. Premium in force increased in every state in which we are writing at September 30, 2020 compared to September 30, 2019. We implemented new guidelines during the nine months ended September 30, 2020 on new business to address emerging loss trends that have since slowed the rate of growth in Florida. We actively wrote policies in 18 states during 2019 and 2020 and we wrote multiple policies in Iowa subsequent to the third quarter of 2020. In addition, we are authorized to do business in Tennessee and Wisconsin and are proceeding with product filings in those states. During the second quarter of 2020 the Company withdrew its application to write business in Connecticut. Policies in force, premium in force and total insured value all increased at September 30, 2020 when compared to September 30, 2019.
The following table provides direct premiums written for Florida and Other States for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	For the Nine Months Ended
	September 30, 2020		September 30, 2019		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$948,196	82.5%	$819,185	82.7%	$129,011	15.7%
Other states	200,460	17.5%	170,881	17.3%	29,579	17.3%
Total	$1,148,656	100.0%	$990,066	100.0%	$158,590	16.0%

We seek to grow and generate long-term rate adequate premium in each state where we offer policies, including Florida. Diversified sources of business are an important objective and premium growth outside Florida is a measure monitored by management toward meeting that objective.
Direct premium earned increased by $109.2 million, or 12.0%, for the nine months ended September 30, 2020, reflecting the earning of premiums written over the past 12 months and changes in rates and policies in force during that time.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents amounts paid to reinsurers for this protection. Ceded premium earned increased $54.5 million, or 19.1%, for the nine months ended September 30, 2020 as compared to the same period of the prior year. The increase in reinsurance costs reflects both an increase in costs associated with the increase in exposures we insure and increased pricing when compared to the expired reinsurance program. Reinsurance costs, as a percentage of direct premium earned, increased from 31.3% in 2019 to 33.2% in 2020. Reinsurance costs associated with each year’s reinsurance program are earned over the June 1st to May 31st twelve-month coverage period. See the discussion above for the Insurance Entities’ 2020-2021 reinsurance program and “Item 1— Note 4 (Reinsurance).”
Premiums earned, net of ceded premium earned, grew by 8.7%, or $54.7 million, to $681.4 million for the nine months ended September 30, 2020, reflecting an increase in direct premium earned offset by increased costs for reinsurance.

Net investment income was $17.6 million for the nine months ended September 30, 2020, compared to $23.2 million for the same period in 2019, a decrease of $5.6 million, or 24.2%. The decrease is driven by lower trends in market yields. The prior year also included one-time income benefits from a special dividend received and a one-time reduction in investment expenses. Total invested assets were $910.6 million as of September 30, 2020 compared to $914.6 million as of December 31, 2019. Cash and cash equivalents were $405.1 million at September 30, 2020 compared to $182.1 million at December 31, 2019, an increase of 122.5%. Cash and cash equivalents are invested short term until needed to settle loss and LAE payments, reinsurance premium payments and operating cash needs or until they are deployed by our investment advisors.
Yields from cash and cash equivalents, short-term investments and the available-for-sale debt portfolio are dependent on future market forces, monetary policy and interest rate policy from the Federal Reserve. The Federal Reserve has broadly been lowering and maintaining lower interest rates, which has impacted the effective yields on new available-for-sale portfolio and overnight cash purchases and short-term investments. The overall trend has been lower interest rates on new purchases of securities over the past year and lower returns on cash and cash equivalents and short-term investments. As discussed below, due to the significant sale of securities during the third quarter of 2020, it is expected that future portfolio returns will reflect lower book yields based on current market conditions.
We sell investments from our investment portfolio from time to time to meet our investment objectives or take advantage of market opportunities. During the nine months ended September 30, 2020, sales of available-for-sale debt securities resulted in net realized gain of $54.3 million. We took the opportunity to monetize an increase in fair value of these securities to enhance surplus for UPCIC. The proceeds from the sale of available-for-sale debt securities are in the process of reinvestment which accounts for the temporary increase in cash and cash equivalents at September 30, 2020. As a result of the sales and future reinvestment of available-for-sale debt securities, it is expected that future portfolio investment income will reflect current market rates which are below the book yield of the securities sold. During the nine months ended September 30, 2019, sales of equity securities resulted in net realized losses of $14.4 million, sales of available-for-sale debt securities resulted in net realized gains of $0.1 million and the sale of an investment real estate property resulted in a realized gain of $1.2 million, in total generating net realized loss of $13.2 million. See “Item 1—Note 3 (Investments).”
There was a $2.2 million unfavorable net unrealized loss in equity securities during the nine months ended September 30, 2020 compared to a $22.4 million favorable net unrealized gain during the nine months ended September 30, 2019. Unrealized gains or losses reflected on the income statement are the result of changes in the fair market value of our equity securities during the period for securities still held and the reversal of unrealized gains or losses for securities sold during the period. See “Item 1—Note 3 (Investments).”
During 2020, the COVID-19 pandemic has disrupted the financial markets. In the first quarter of 2020, our investment portfolio was negatively impacted, but has since substantially recovered during the second and third quarters of 2020. We took advantage of the recovery with the realization of gains on our available-for-sale debt securities discussed above. We believe the adverse impact to our investment portfolio was minimized during this COVID-19-induced market dislocation as a result of our conservative investment strategy’s focus on capital preservation and adequate liquidity to pay claims. We believe the high credit rating and shorter duration foundation of our portfolio and portfolio diversification will help us weather these difficult market conditions, thereby limiting the impact of future economic financial market downturns on the portfolio. Recent market yields have been lower when compared to prior years and we expect that trend to continue, negatively impacting future investment returns on our portfolio. We will continue to monitor the impact of COVID-19 on our portfolio. Significant uncertainties and emerging risks still exist regarding the potential long-term impact of COVID-19 on the credit markets and our investment portfolio.
Commission revenue is comprised principally of brokerage commissions we earn from third-party reinsurers (excluding the FHCF) on reinsurance placed for the Insurance Entities. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the nine months ended September 30, 2020, commission revenue was $23.8 million, compared to $18.9 million for the nine months ended September 30, 2019. The increase in commission revenue of $4.8 million, or 25.5%, for the nine months ended September 30, 2020 was primarily due to increased commissions from third-party reinsurers earned on increased reinsurance premiums due to growth in our exposures, as well as the difference in pricing and structure associated with our reinsurance program when compared to the prior year.
Policy fees for the nine months ended September 30, 2020 were $18.3 million compared to $16.6 million for the same period in 2019. The increase of $1.7 million, or 10.0%, was the result of an increase in the total number of new and renewal policies written during the nine months ended September 30, 2020 compared to the same period in 2019.
The following table presents losses and LAE incurred on a direct, ceded and net basis expressed in dollars and as a percent of the respective amounts of earned premium. These amounts are further categorized as 1) core losses, 2) weather events for the current accident year and 3) prior year’s reserve development (dollars in thousands):

	Nine Months Ended September 30, 2020
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$1,020,798		$339,408		$681,390

Loss and loss adjustment expenses:
Core losses	$404,092	39.6%	$126	—%	$403,966	59.3%
Weather events*	88,000	8.6%	2,000	0.6%	86,000	12.6%
Prior year’s reserve development	190,804	18.7%	155,900	46.0%	34,904	5.1%
Total losses and loss adjustment expenses	$682,896	66.9%	$158,026	46.6%	$524,870	77.0%

*Includes only current year weather events beyond those expected.

	Nine Months Ended September 30, 2019
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$911,550		$284,867		$626,683

Loss and loss adjustment expenses:
Core losses	$333,556	36.6%	$298	0.1%	$333,258	53.2%
Weather events*	24,917	2.7%	2,917	1.0%	22,000	3.5%
Prior year’s reserve development	305,295	33.5%	301,592	105.9%	3,703	0.6%
Total losses and loss adjustment expenses	$663,768	72.8%	$304,807	107.0%	$358,961	57.3%

*Includes only current year weather events beyond those expected.

See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.

Management looks at losses and LAE in three areas, as described below and represented in the tables above, each of which have different drivers which impact reported results. As a result, these components of losses and LAE are described separately. Overall losses and LAE, net of reinsurance recoveries, were $524.9 million resulting in a 77.0% net loss and LAE ratio for the nine months ended September 30, 2020. This compares to $359.0 million resulting in a 57.3% net loss and LAE ratio for the nine months ended September 30, 2019.

The factors impacting losses and LAE are as follows:

•Core losses

◦Our core losses consist of all other losses and LAE, excluding weather events beyond those expected and prior year’s reserve development. Core losses for 2020 are 39.6% of direct premium earned for the nine months ended September 30, 2020 compared to 36.6% for the same period in 2019. These losses and loss ratios benefit from the profitable impact of ceded claim fees, which are described below, reducing core losses. The increase in core loss ratio for 2020 is principally the result of higher trends in expected costs to settle claims in the Florida market, specifically in response to increased trends in litigated and represented claims. Core losses also increase as premium volume increases year over year.

•Weather events beyond those expected

◦During the nine months ended September 30, 2020, there were two hurricanes, Sally and Isaias, and a number of weather events which in the aggregate exceeded core loss ratio expectations. Our initial estimates on Hurricane Sally are gross losses of $45 million and net losses of $43 million after reinsurance. Hurricane Isaias and the other weather events beyond those expected totaled $43 million on a direct and net basis as these events do not benefit from our reinsurance program due to losses being below our attachment point.
◦During the nine months ended September 30, 2019, weather events totaled $24.9 million direct and $22.0 million net, principally for Hurricane Dorian and other weather events beyond those expected.

•Prior year’s reserve development

◦Management identifies two drivers which influence amounts recorded as prior year’s reserve development, namely: (i) changes to prior estimates of direct and net ultimate losses on prior accident years excluding major hurricanes and (ii) changes in prior estimates of direct and net ultimate losses on hurricanes. During the nine months ended September 30, 2020, prior year’s reserve development totaled $190.8 million of direct losses and $34.9 million of net losses after the benefit of reinsurance.

▪Prior year’s reserve development, excluding hurricanes described above, was $19.6 million direct and $19.3 million net of reinsurance for the nine months ended September 30, 2020, which was the result of increased prior year companion claims in the run up to the expiration of the statute of limitations for Hurricane Irma.

▪For the nine months ended September 30, 2020, development of direct and net losses on previously reported hurricanes was $171.2 million direct and $15.6 million net after the benefit of reinsurance. This was principally driven by continued adverse development of previous estimated losses and LAE on Hurricanes Irma, Michael and Matthew. Net development for the nine months ended September 30, 2020 principally resulted from an increase in our previously estimated losses and LAE on Hurricane Irma for claims which are not eligible for recovery from the FHCF.

▪Florida law bars new, supplemental or reopened claim for loss caused by the peril of windstorm or hurricane unless notice is provided within three years of the event. In September 2020, the three-year period following Hurricane Irma expired. The Company continues to adjust and settle Hurricane Irma claims that were reported prior to the expiration of the three-year period.

▪For the nine months ended September 30, 2019, direct prior year’s reserve development of $305.3 million was principally due to increased ultimate direct losses and LAE for Hurricane Irma, which were fully ceded, while net prior year’s reserve development of $3.7 million was principally due to a change in the allocation of estimated reinsurance recoveries on Hurricane Michael losses from the Non-Florida reinsurance coverage to the All States reinsurance coverage. The Non-Florida reinsurance coverage has a lower retention and the change in the allocation of reinsurance recoveries to the All States reinsurance coverage resulted in higher retained losses.

The net loss and LAE ratio for the nine months ended September 30, 2020 was 77.0% compared to 57.3% for the same period in the prior year. The increase of 19.7 loss ratio points was a result of: (1) increased weather (9.1 loss ratio points); (2) increased estimated core losses and LAE ratio for the current year (6.1 loss ratio points, which include 1.6 loss ratio points as a result of higher reinsurance costs); and (3) prior year’s reserve development on prior years’ losses and LAE reserves (4.5 loss ratio points).

The Company continues to experience increased costs for losses and LAE in the Florida market where an industry has developed around the personal residential claims process, resulting in historically high levels of represented claims and inflated claims. Active solicitation of personal residential claims in Florida by policyholder representatives, remediation companies and repair companies has led to an increase in the frequency and severity of personal residential claims in Florida exceeding historical levels and levels seen in other jurisdictions.

The market trends in losses and LAE led us to file in February 2020 for an overall 12.4% rate increase in Florida, which was approved effective May 2020 for new business and July 2020 for renewals. In addition, we implemented changes to certain new business underwriting guidelines and developed and implemented specialized claims and litigation management efforts to address market trends which we believe are driving up claim costs.

The financial benefit from the management of claims, including claim fees ceded to reinsurers, was $3.2 million for both the nine months ended September 30, 2020 and 2019. The benefit was recorded in the condensed consolidated financial statements as a reduction to losses and LAE.

General and administrative expenses were $223.5 million for the nine months ended September 30, 2020, compared to $208.4 million during the same period in 2019, as follows (dollars in thousands):

	Nine Months Ended
	September 30,				Change
	2020		2019		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$681,390		$626,683		$54,707	8.7%
General and administrative expenses:
Policy acquisition costs	146,982	21.6%	132,863	21.2%	14,119	10.6%
Other operating costs (1)	76,562	11.2%	75,555	12.1%	1,007	1.3%
Total general and administrative expenses	$223,544	32.8%	$208,418	33.3%	$15,126	7.3%
(1)Other operating costs includes $85 and $203 of interest expense for the nine months ended September 30, 2020 and 2019, respectively.

General and administrative expenses increased by $15.1 million, which was the result of increases in policy acquisition costs of $14.1 million due to commissions associated with increased premium volume and increased other operating costs of $1.0 million. The expense ratio as a percentage of premiums earned, net decreased from 33.3% for the nine months ended September 30, 2019 to 32.8% for the same period in 2020. Our increase in policy acquisition costs continued to be driven by increased premium volume and continued geographic expansion into states that typically have higher commission rates as compared to Florida. Other operating cost ratio for the nine months ended September 30, 2020 was 11.2% compared to 12.1% in the nine months ended September 30, 2019, reflecting lower share-based compensation in 2020 and economies of scale as other operating costs did not increase at the same rate as premiums earned, net.

Income tax expense decreased by $20.5 million, or 58.7%, for the nine months ended September 30, 2020, primarily as a result of a 61.4% reduction in income before income taxes, when compared with the nine months ended September 30, 2019. Our ETR increased to 28.2% for the nine months ended September 30, 2020, as compared to 26.4% for the nine months ended September 30, 2019. The ETR increased as a result of a higher ratio of permanent items relative to the amount of income before taxes, principally non-deductible compensation, and a lower level of discrete tax benefits.
Other comprehensive loss, net of taxes for the nine months ended September 30, 2020, was $19.3 million compared to other comprehensive income of $29.1 million for the same period in 2019, reflecting reclassifications out of cumulative other comprehensive income for available-for-sale debt securities sold and after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio. See “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income for these periods.

Analysis of Financial Condition—As of September 30, 2020 Compared to December 31, 2019
We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	September 30,	December 31,
Type of Investment	2020	2019
Available-for-sale debt securities	$842,574	$855,284
Equity securities	52,700	43,717
Investment real estate, net	15,280	15,585
Total	$910,554	$914,586
See “Item 1—Condensed Consolidated Statements of Cash Flows” for explanations of changes in investments and “Item 1—Note 3 (Investments).”
Restricted cash and cash equivalents increased $18.5 million to $21.1 million as of September 30, 2020 as a result of collateral held by a reinsurance captive arrangement with one of the Insurance Entities reported as a Variable Interest Entities (“VIE”) in the condensed consolidated financial statements. See “Item 1—Note 14 (Variable Interest Entities)” for more information.
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1st to May 31st of the following year. The increase of $157.9 million to $333.1 million as of September 30, 2020 was due to additional ceded written premium for the reinsurance costs relating to our 2020-2021 catastrophe reinsurance program beginning June 1, 2020, less amortization of prepaid reinsurance premiums recorded during 2020.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE and other expenses that are expected to be recovered from reinsurers. The decrease of $98.2 million to $95.1 million as of September 30, 2020 was primarily due to the collection of amounts due from reinsurers relating to settled claims from hurricanes and other events covered by our reinsurance contracts.
Premiums receivable, net, represents amounts receivable from policyholders. The increase in premiums receivable, net, of $12.9 million to $76.8 million as of September 30, 2020 relates to the growth, seasonality and consumer payment behavior of our business. The nature of our business tends to be seasonal during the year, reflecting consumer behaviors in connection with the Florida residential real estate market and the hurricane season. The amount of direct premiums written during a calendar year tends to increase just prior to the second quarter and tends to decrease approaching the fourth quarter.

Property and equipment, net, increased by $10.9 million to $52.3 million as of September 30, 2020, primarily as the result of new spend on capitalized software expenditures and, to a lesser extent, the remaining capitalized costs to outfit a new office building in Fort Lauderdale, Florida, which will be used to meet the staffing needs of the Company as the business continues to expand, and new IT equipment to address work-from-home IT equipment needs during the COVID-19 pandemic.
Deferred policy acquisition costs (“DPAC”) increased by $19.4 million to $111.3 million as of September 30, 2020, which is consistent with the underlying premium growth. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Income taxes recoverable represents the difference between estimated tax obligations and tax payments made to taxing authorities. As of September 30, 2020, the balance recoverable was $26.4 million, representing amounts due from taxing authorities at that date, compared to a balance recoverable of $34.3 million as of December 31, 2019. Income taxes recoverable as of September 30, 2020 will be applied to future periods to offset future federal and state income taxes obligations.
Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the nine months ended September 30, 2020, deferred tax assets decreased by $1.9 million to $1.5 million. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $65.0 million to $202.7 million as of September 30, 2020. The reduction in unpaid losses and LAE was principally due to the settlement of claims from previous hurricane and storm events, as more claims from those events concluded during the nine months ended September 30, 2020. Overall unpaid losses and LAE decreased, as claim settlements exceeded new emerging claims. Unpaid losses and LAE are net of estimated subrogation recoveries.
Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The increase of $127.9 million from December 31, 2019 to $789.1 million as of September 30, 2020 reflects both organic growth and the seasonality of our business, which varies from month to month.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $24.4 million to $55.3 million as of September 30, 2020 reflects customer payment behavior, organic growth and the seasonality of our business.
We exclude net negative cash balances, if any, from cash and cash equivalents that we have with any single financial institution based on aggregating the book balance of all accounts at the institution which have the right of offset. If the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Condensed Consolidated Balance Sheet to book overdraft. These amounts represent outstanding checks or drafts not yet presented to the financial institution in excess of amounts on deposit at the financial institution. We maintain a short-term cash investment strategy sweep to maximize investment returns on cash balances. There were no book overdrafts as of September 30, 2020 and there were book overdrafts totaling $90.4 million as of December 31, 2019.
Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers and cash advances received from reinsurers, if any. On June 1st of each year, we renew our catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which runs from June 1st to May 31st. The balance increased by $228.7 million to $351.3 million as of September 30, 2020 as a result of the timing of the above items.
Payable for securities purchased represents payables relating to available-for-sale debt securities purchases which settle after September 30, 2020. There were payable for securities purchased totaling $98.2 million as of September 30, 2020 and there were no payable for securities purchased as of December 31, 2019.
Other liabilities and accrued expenses increased by $26.9 million to $70.0 million as of September 30, 2020, primarily driven by an increase in commissions payable as a result of higher direct premiums written for the month of September 30, 2020 when compared to direct premiums written for the month of December 31, 2019. In addition, the annual accrual process builds balances during the year and settles those accrued balances by year end. We record accruals during the year for annual events such as bonuses, vacation accruals and annual company or marketing events. The timing of billing from vendors and changes in the payroll accrual based on payroll payment cycles also impacts the level of accrued liabilities.
Capital resources, net, decreased by $20.2 million for the nine months ended September 30, 2020. The decrease in stockholders’ equity was principally the result of treasury stock repurchases and dividends to shareholders offset by our 2020 net income and share-based compensation. In addition, accumulated other comprehensive income, net of taxes decreased by $18.7 million as a result of realized gains on the sale of available-for-sale debt securities during the period. See “Item 1—Condensed Consolidated Statements of Stockholders’ Equity” and “Item 1—Note 8 (Stockholders’ Equity)” for explanation of changes in treasury stock.
The reduction in long-term debt of $1.1 million was the result of principal payments on debt during 2020. See “—Liquidity and Capital Resources” for more information.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements. We will continue to monitor liquidity as the economic consequences of COVID-19 continue to unfold (see discussion below regarding the COVID-19 pandemic). Also see the discussion above under “Overview—Trends—Impact of COVID-19” regarding our response to COVID-19, the financial impact to us in 2020, our general outlook and plans to monitor the economic consequences of COVID-19.
The balance of cash and cash equivalents as of September 30, 2020 was $405.1 million compared to $182.1 million at December 31, 2019. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between September 30, 2020 and December 31, 2019. The increase in cash and cash equivalents was driven by positive cash flows from operating and investing activities in excess of those used in financing activities. We have not experienced an adverse impact on our liquidity as a result of the COVID-19 pandemic. Our investment and cash investment strategy at times includes cash investments in investments where the right of offset against other bank accounts does not exist. A book overdraft occurs when aggregating the book balance of all accounts at a financial institution, for accounts which have the right of offset, and if the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Condensed Consolidated Balance Sheet to book overdraft. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st, and December 1st, and third-party reinsurance is paid in four installments on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. See “Item 1—Note 12 (Commitments and Contingencies)” and “—Contractual Obligations” for more information.
The balance of restricted cash and cash equivalents as of September 30, 2020 and December 31, 2019 represents cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business and, in 2020, restricted cash and cash equivalents also includes collateral held by a reinsurance captive arrangement with one of the Insurance Entities reported as a VIE in the condensed consolidated financial statements. The amount of collateral held was $18.5 million as of September 30, 2020. See “Item 1—Note 14 (Variable Interest Entities)” for more information.

Liquidity is required at the holding company for us to cover the payment of general operating expenses and contingencies, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of income taxes, net of amounts received from affiliates, capital contributions to subsidiaries, if needed, and interest and principal payments on outstanding debt obligations of the holding company, if any. The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. Principal sources of liquidity for the holding company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions earned on reinsurance contracts placed by our wholly-owned subsidiary, Blue Atlantic Reinsurance Company, and policy fees. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income from those investments. As discussed in “Item 1—Note 5 (Insurance Operations),” there are limitations on the dividends the Insurance Entities may pay to their immediate parent company, Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida).

The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 1—Note 5 (Insurance Operations).” The maximum dividend that may be paid by the Insurance Entities to PSI without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the nine months ended September 30, 2020 and the year ended December 31, 2019, the Insurance Entities did not pay dividends to PSI.
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
Our insurance operations provide liquidity as premiums are generally received months or even years before potential losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale. The average credit rating on our available-for-sale securities was A+ as of September 30, 2020 and December 31, 2019. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of our available-for-sale securities was 3.5 years at September 30, 2020 compared to 3.8 years at December 31, 2019. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments.
The Insurance Entities are responsible for losses related to catastrophic events in excess of coverage provided by the Insurance Entities’ reinsurance programs and retentions before our reinsurance protection commences. Also, the Insurance Entities are responsible for all other losses that otherwise may not be covered by the reinsurance programs and any amounts arising in the event of a reinsurer default. Losses or a default by reinsurers may have a material adverse effect on either of the Insurance Entities, on our business, financial condition, results of operations and liquidity.
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio for the periods presented (dollars in thousands):

	As of
	September 30,	December 31,
	2020	2019
Stockholders’ equity	$474,763	$493,901
Total long-term debt	8,823	9,926
Total capital resources	$483,586	$503,827

Debt-to-total capital ratio	1.8%	2.0%
Debt-to-equity ratio	1.9%	2.0%
The debt-to-total capital ratio is total long-term debt divided by total capital resources, whereas debt-to-equity ratio is total long-term debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.

As described in our Annual Report on Form 10-K for the year ended December 31, 2019, UPCIC entered into a surplus note with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program on November 9, 2006. The surplus note has a twenty-year term, with quarterly payments of principal and interest that accrue per the terms of the note agreement. At September 30, 2020, UPCIC was in compliance with the terms of the surplus note. Total adjusted capital surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.

In addition to the liquidity generally provided from operations, we maintain a conservative, well-diversified investment portfolio, predominantly comprised of fixed income securities with an average credit rating of A+, that focuses on capital preservation and providing an adequate source of liquidity for potential claim payments and other cash needs. The portfolio’s secondary investment objective is to provide a total rate of return with emphasis on investment income. Historically, we have consistently generated funds from operations, allowing our cash and invested assets to grow. We have not had to liquidate investment holdings to fund either operations or financing activities. During March 2020, we initially saw extreme instability and dysfunction in the fixed income market, which settled down as the Federal Reserve provided liquidity to that marketplace in the latter part of March. In the third quarter of 2020, we took advantage of the market recovery and recognized $53.8 million of net realized gains on the sales of our available-for-sale debt securities that were in an unrealized gain position. In addition to monetizing an unrealized gain that was recognized in stockholders’ equity under the United States Generally Accepted Accounting Principles (“U.S. GAAP”) on a consolidated basis for available-for-sale debt securities and carried at fair value, the realized gains served to increase surplus for UPCIC since available-for-sale debt securities are generally carried at amortized cost under statutory accounting rules.
Impact of COVID-19 Pandemic
Although volatility in the markets remains a key risk as the world continues to navigate the consequences of the COVID-19 pandemic, there has been significant recovery in values since the low point on or about March 23, 2020. The proceeds from the sales of available-for-sale debt securities discussed above are in the process of reinvestment which accounts for a temporary increase in cash and cash equivalents at September 30, 2020. The sales took advantage of increased market prices occurring on our available-for-sale debt investment portfolio. As a result of the sales and reinvestment of available-for-sale debt securities, it is expected that future portfolio investment income will reflect current market rates which are below the book yield of the securities sold. We remain in regular contact with our advisors to monitor credit actions taken to issuers of our securities and discuss appropriate responses to those actions. We believe these measures, when combined with the inherent liquidity generated by our business model and in our investment portfolio, will allow us to continue to meet our short- and long-term obligations.
We implemented certain premium payment grace periods in Florida and other states to assist policyholders affected by COVID-19. In addition, we have waived late payment fees that otherwise would apply to those policyholders. To date we have not seen significant use of these grace periods. However, the effects of stay-at-home orders are still unfolding and some affected policyholders might not have yet had their next premium payments come due. We are not able at this time to estimate the number of policyholders who might avail themselves of an extended grace period. Generally, a significant number of our policies are subject to payment by mortgage companies, which are likely to continue remitting payments as scheduled. Our collection experience since March 2020 was consistent with our average experience. This reflects on the nature of homeowners’ insurance and the priority that mortgage companies and policyholders place on maintaining coverage for insured properties. We will monitor this as the impact of COVID-19 and its economic consequences are felt by our policyholders.

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
During the nine months ended September 30, 2020, we repurchased an aggregate of 1,418,087 shares of our common stock in the open market at an aggregate purchase price of $26.5 million. Also, see “Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended September 30, 2020.
Cash Dividends
The following table summarizes the dividends declared by us:

2020	Dividend Declared Date	Shareholders Record Date	Dividend Payable Date	Cash Dividend Per Common Share Amount
First Quarter	February 11, 2020	March 12, 2020	March 19, 2020	$0.16
Second Quarter	April 16, 2020	May 14, 2020	May 21, 2020	$0.16
Third Quarter	July 6, 2020	July 31, 2020	August 7, 2020	$0.16

CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations for which cash flows are fixed or determinable as of September 30, 2020 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Reinsurance payable and multi-year commitments (1)	$550,873	$351,255	$199,618	$—	$—
Unpaid losses and LAE, direct (2)	202,720	123,862	58,991	14,596	5,271
Long-term debt	9,000	1,144	4,521	2,967	368
Total contractual obligations	$762,593	$476,261	$263,130	$17,563	$5,639
(1)The 1-3 years amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—–Note 12 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through September 30, 2020. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from the Company’s reinsurance program. See “Item 1—Note 4 (Reinsurance).”

Arrangements with Variable Interest Entities

We entered into a reinsurance captive arrangement with a VIE in the normal course of business, and consolidated the VIE since we are the primary beneficiary.

For a further discussion of our involvement with the VIE, see “Item 1—Note 2 (Significant Accounting Policies)” and “Item 1—Note 14 (Variable Interest Entities).”
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of September 30, 2020 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
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
See “Item 1—Note 3 (Investments)” for more information about our Financial Instruments.

Interest Rate Risk
Interest rate risk is the sensitivity of the fair market value of a fixed rate Financial Instrument to changes in interest rates. Generally, when interest rates rise, the fair value of our fixed rate Financial Instruments declines.
The following tables provide information about our fixed income Financial Instruments as of September 30, 2020 compared to December 31, 2019, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	September 30, 2020
	2020	2021	2022	2023	2024	Thereafter	Other	Total
Amortized cost	$75,023	$60,595	$100,727	$176,995	$131,578	$293,563	$2,165	$840,646
Fair market value	$75,416	$60,788	$101,143	$178,356	$131,597	$293,092	$2,182	$842,574
Coupon rate	2.14%	1.72%	1.95%	3.24%	2.63%	2.34%	4.16%	2.47%
Book yield	1.45%	0.82%	0.73%	1.04%	1.09%	1.61%	4.04%	1.24%
* Years to effective maturity - 5.5 years

	December 31, 2019
	2020	2021	2022	2023	2024	Thereafter	Other	Total
Amortized cost	$106,961	$107,705	$59,350	$124,596	$98,477	$331,082	$165	$828,336
Fair market value	$107,259	$108,516	$60,105	$128,599	$101,345	$349,259	$201	$855,284
Coupon rate	2.46%	2.58%	3.06%	3.52%	3.50%	3.64%	7.50%	3.28%
Book yield	2.46%	2.44%	2.77%	3.27%	3.03%	3.47%	6.31%	3.08%
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
The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	September 30, 2020		December 31, 2019
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$2,240	4.3%	$2,377	5.4%
Mutual funds	50,460	95.7%	41,340	94.6%
Total equity securities	$52,700	100.0%	$43,717	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at September 30, 2020 and December 31, 2019 would have resulted in a decrease of $10.5 million and $8.7 million, respectively, in the fair value of those securities.
The COVID-19 pandemic presents new and emerging uncertainty to the financial markets. See further discussion in “Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of September 30, 2020, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases of our common stock during the three months ended September 30, 2020.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
7/1/2020 - 7/31/2020	—	$—	—	—
8/1/2020 - 8/31/2020	260,151	$19.04	260,151	—
9/1/2020 - 9/30/2020	273,761	$17.95	273,761	135,878
Total	533,912	$18.49	533,912	135,878
(1)Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated based on a closing price at September 30, 2020 of $13.84 per share.

We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
On November 6, 2019, we announced that our Board of Directors authorized the repurchase of up to $40 million of outstanding shares of our common stock through December 31, 2021 (the “December 2021 Share Repurchase Program”). Under the December 2021 Share Repurchase Program, we repurchased 1,821,229 shares of our common stock from November 2019 through September 30, 2020 at an aggregate cost of approximately $38.2 million.

Item 6. Exhibits

Exhibit No.	Exhibit

10.1	Employment Agreement, dated August 17, 2020, between Michael J. Poloskey and the Company †

15.1	Accountants’ Acknowledgment

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included in Exhibit 101.1)

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: October 30, 2020	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer and Principal Executive Officer

Date: October 30, 2020	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer