Form 10-K
period 2020-12-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2021-02-26
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2020, the last trading day of the registrant’s most recently completed second fiscal quarter: $505,691,628
Indicate the number of shares outstanding of Common Stock of Universal Insurance Holdings, Inc. as of February 22, 2021: 31,205,653.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2021, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

UNIVERSAL INSURANCE HOLDINGS, INC.

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
Trends - Impact of COVID-19
The global COVID-19 pandemic has had a profound worldwide effect on social interactions and on the global, national and local economies. We took early measures in March 2020, in advance of governmental mandates, to help reduce the internal spread of COVID-19 by directing substantially all employees to work from home. In addition to this measure to secure the health and wellness of our employees, we worked to facilitate our personnel being able to continue safely providing services to the Company’s policyholders and independent agents, fulfilling our financial and reporting obligations, including responding to regulatory requirements and guidelines, and generally maintaining business continuity. As a provider of residential homeowners’ insurance offered in hurricane-prone areas and being headquartered in Florida, we had previously developed contingency plans to address catastrophic events and were prepared to maintain operations as COVID-19 unfolded. As a result of our disaster preparedness, most employees were immediately prepared to work from home while the Company addressed emerging workflow issues to enable employees to remain effective in fulfilling their roles. Since the first week of engaging our work from home strategy, nearly all aspects of our business have been, and continue to be, conducted remotely while striving to maintain the quality of our service standards.
Subsequent to March 2020, we have not seen a material impact from COVID-19 on our business, our financial position, our liquidity, or our ability to service our policyholders and maintain critical operations. As a provider of services that have been deemed essential under most directives and guidelines, we are confident in our ability to maintain consistent operations and believe we can continue to manage with our remote workforce as a result of our disaster preparedness planning, with little impact on our business and service levels and our standards of care for both underwriting and claims. We continue to monitor local, state and federal guidance and will adjust workforce activities as appropriate. Although we have not experienced a material impact from COVID-19, the ultimate impact of the pandemic on our business and on the economy in general cannot be predicted.
Our level of direct premiums written during the year ended December 31, 2020 was strong and outperformed the same period in the prior year. We are cautiously optimistic in our belief that our customers and agent force will continue to renew and place business with us, especially our customers in hurricane-exposed states. In the event there is a slow-down in the production and/or collection of premiums, we intend to take measures to maintain liquidity while continuing to protect our capital and policyholders. See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Business Strategy
UVE’s strategic focus is on creating a best-in-class experience for our customers. We have more than 20 years of experience providing protection solutions. In 2020 we continued our focus on disciplined underwriting, maintained a resilient balance sheet backed by our reinsurance programs, enhanced our reserves, expanded our geographic footprint, and implemented our catastrophe rapid response teams during the COVID-19 pandemic, which accelerated our use of digital technology for adjusting claims. We have made substantial efforts in recent years to improve and enhance our claims operation, including reductions in our claim resolution times, utilization of digital applications where applicable to adjust claims, and an intensified effort to collect subrogation for the benefit of the Insurance Entities and their policyholders. Our differentiated capabilities support the Insurance Entities across all aspects of the insurance value chain to provide our customers with a streamlined experience, and we continue to evaluate ways in which we can improve the customer experience.

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
Our Insurance Entities, UPCIC and APPCIC, are both currently rated “A” (“Exceptional”) by Demotech, Inc. (“Demotech”), which is a rating agency specializing in evaluating the financial stability of insurers. In addition, our combined statutory capital surplus was approximately $373.6 million at December 31, 2020.
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
The Insurance Entities rely heavily on reinsurance to limit potential exposure to catastrophic events. In most years, our single largest cost is the expense for our reinsurance coverage. In conjunction with ERA, our fully-licensed reinsurance intermediary, Blue Atlantic Reinsurance Corporation (“BARC”), partners with a third-party reinsurance broker to place and manage our reinsurance programs for the Insurance Entities. BARC receives commission revenue, net of third-party co-broker fees, from reinsurers in connection with these services.
Claims Management
Our subsidiary, Universal Adjusting Corporation d/b/a Alder Adjusting (“Alder”), manages our claims processing and adjustment functions from claim inception to conclusion, which we believe allows us to increase efficiency and provide a high level of customer service. Alder’s Fast Track initiative (“Fast Track”) has expedited the claims settlement process to close certain types of claims in as little as 24 hours through analysis and on-site field adjusting. The company has increased its use of technology to inspect properties and adjust claims and has adopted certain new precautionary protocols for those inspections still performed in the field. In addition to our in-house claims operation, we assign a certain percentage of field inspections to third-party adjusters. Our relationships with these adjusters enable us to continue to provide high quality and timely service following a catastrophe, such as a hurricane in coastal states, and during any other period of unusually high claim volume. Through our continuous improvement and operational excellence initiatives, we continue to evaluate ways in which we can improve the customer’s claims experience on a rolling basis. Alder’s data intelligence allows the Insurance Entities, ERA and our reinsurance partners to identify trends and refine the underwriting process and guidelines to adequately price risk and identify needed adjustments. Our claims management operations provide cost-effective solutions in servicing claims for the Insurance Entities and generates additional fee income from adjusting claims ceded to reinsurers.
We have substantially grown our in-house claims litigation team to more effectively and efficiently protect our rights in litigation, including through subrogation. Reflecting our substantial efforts in recent years to improve and enhance our claims operations and to address emerging claim trends, approximately 57% of our employees work in our claims management operations, an increase of 19% since February 5, 2020. Of these employees, 38% comprise our in-house claims litigation team. Subrogation is the act of seeking reimbursement from a third party that caused an insurance loss to the insured for the amount we paid on the insured’s behalf.
Distribution
We market and sell our products primarily through our network of over 10,200 licensed independent agents (4,400 in Florida). In addition to our independent agent force, we offer policies through our direct-to-consumer online distribution platforms. Our strong relationships with our independent agents and their relationships with their customers are critical to our ability to identify, attract and retain profitable business. We actively participate in the recruitment and training of our independent agents and provide each agency with training sessions on topics such as underwriting guidelines and submitting claims. We also engage a third-party market representative to assist in ongoing training and recruitment initiatives in all of the states in which we write business.

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
In addition to distributing our products through our independent agent network, we also utilize our differentiated direct-to-consumer online distribution platforms. Universal DirectSM was launched in 2016 to enable homeowners to directly purchase, pay for and bind homeowners policies online without the need to directly interface with any intermediaries. Universal DirectSM was offered in all 19 states in which we do business as of December 31, 2020.
In 2019, we introduced a multi-rater quote-to-bind platform, CloveredSM, where consumers can receive side-by-side quotes from multiple carriers across multiple states, in addition to educational materials about homeowners insurance policies.
Real Estate
The Grand Palm Development Group (“Grand Palm”) is UVE’s real estate development entity, which we have created to help diversify UVE’s investment portfolio. Grand Palm develops and either operates or sells residential properties. Grand Palm also evaluates undeveloped parcels of land for investment opportunities on an ongoing basis.
Investments
Funds in excess of operating needs from the Insurance Entities and UVE are invested through third-party investment advisers. The Investment Committee of our Board of Directors (the “Board of Directors” or the “Board”) oversees these advisers and reports overall investment results to our Board, at least on a quarterly basis. The investment activities of the Insurance Entities are subject to regulation and supervision by the Florida Office of Insurance Regulation (“FLOIR”). See below under “—Government Regulation.” The Insurance Entities may only make investments that are consistent with regulatory guidelines, and our investment policies for the Insurance Entities accordingly limit the amount of investments in, among other things, non-investment grade fixed maturity securities (including high-yield bonds), preferred stock and common stock, and prohibit purchasing securities on margin. The primary objectives of our investment portfolio are the preservation of capital and providing adequate liquidity for claims payments and other cash needs. The portfolio’s secondary investment objective is to generate a stable risk-commensurate return with an emphasis on investment income while at the same time maintaining the high-quality standards of the portfolio. Our investment guidelines for fixed-income investments require an average duration of 5 years or less and a portfolio average credit rating of A-. In addition, our investment guidelines, including single-issue and aggregate limitations, promote diversification to limit exposure to single-sector risks. While the Insurance Entities seek to promote diversification of investments in their portfolio, UVE is not similarly restricted by statutory investment guidelines governing insurance companies. Therefore, the investments made by UVE may differ from those made by the Insurance Entities.
See “Part II—Item 8—Note 3 (Investments)” and “Part I—Item 1A—Risk Factors—Risks Relating to Investments” for more information about our investments.
Markets and Competition
Markets
We sell insurance products in the following 19 states: Alabama, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, South Carolina and Virginia. We have additional licenses to write in Tennessee and Wisconsin. During 2020, our total direct premiums written was 82.4% in Florida and 17.6% in other states. The Florida market as a whole tends to consistently be a top-three personal residential homeowners insurance market in the United States based on direct premium written, due in large part to higher average pricing levels that seek to address the hurricane risk exposure in the state (from June 1 through November 30) and other market conditions.
Hurricanes or other catastrophic events can significantly impact earnings for insurance carriers in Florida and other coastal states, depending on the strength of their reinsurance programs and partners and the level of net retention to which the carriers subscribe. For example, volatility and market dislocation were evident in Florida following Hurricane Andrew in 1992, the 2004 and 2005 hurricane seasons (during which eight hurricanes made landfall in coastal states), as well as following the 2017, 2018 and 2019 hurricane seasons. Given the potential for significant personal property damage, the availability of homeowners insurance and claims servicing are vitally important to coastal states’ residents. The benefits of UVE’s reinsurance strategy in 2020 and the specific programs are further discussed below and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition
The market for homeowners insurance is highly competitive. In many of the states in which we write business, we compete with small or regional insurers that might have greater familiarity with the local markets than we do.  We also compete with large national insurers, many of which have substantial brand awareness, experience and capital resources. See “Part I—Item 1A—Risk Factors—Risks Relating to Our Business and Operations—Our future results are dependent in part on our ability to successfully operate in a highly competitive insurance industry.” Within the Florida marketplace, due to the dislocating weather events of the past couple years and other market conditions, such as a proliferation of first-party litigation, competition has waned as a result of some insurers’ reduced desire, or in some cases lack of capital, to continue writing business in accordance with state regulations and rating agency requirements. We expect the lull in competition to be advantageous to companies with sufficient capital, and expect long term competition to normalize as either new capital explores opportunities that might arise or Florida laws, premiums and products adjust to the current market dynamics.
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
Several states, including Florida, have insurance mechanisms that provide insurance to consumers who are not otherwise able to obtain coverage in the private insurance market. The largest such insurance mechanism is Florida’s Citizens Property Insurance Corporation. The degree to which these state-authorized insurance mechanisms compete with private insurers such as the Insurance Entities varies over time depending on market and public policy considerations beyond our control. Currently, UPCIC and other authorized insurers have filed and received approval of rate increases in Florida that in many instances exceed the amount by which Citizens Property Insurance Corporation may increase its rates in any single year. Accordingly, Citizens Property Insurance Corporation has become, and might increasingly be, price-competitive with UPCIC.
Price
Pricing has generally been defined by “hard” and “soft” cyclical markets. Hard markets are those in which policy premiums are increasing (as a result of periods of capital shortages resulting in a lack of insurance availability, relatively low levels of price competition, and more selective underwriting of risks). Soft markets are those in which pricing has stabilized or is decreasing (as a result of periods of greater capital availability, relatively high levels of price competition and less restrictive underwriting standards). Many factors influence the pricing environment, including, but not limited to, catastrophic events, loss experience, GDP growth/contraction, inflation, interest rates, legislation, primary insurance and reinsurance capacity and availability, share-of-wallet competition, the prevalence of litigation (including abuses with assignments of benefits, solicited claims and other first-party litigation), technological advancements in distribution, underwriting, claims management and overall operational efficiencies, and the risk appetite of competitors.
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
The current trends in the industry in regard to ease-of-use suggest an increased focus on utilizing technology in the distribution channel, enabling technology and machine learning in the underwriting domain, as well as utilizing actionable intelligence in claims management services. We believe there is significant opportunity to improve the customer experience across all consumer touch points. We are committed to delivering solutions to enable the consumer to prepare, protect and recover from losses as well as to learn about insurance. We believe effective integration and knowledge transfer to the consumer will result in improved customer satisfaction and encourage consumer retention. In addition, UVE’s strong operating teams and streamlined in-house value-added services strive to provide value to consumers through operating efficiencies across the business. Our monthly weighted average renewal retention rate for the year ended December 31, 2020 was 88.8%.

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
Developing and implementing our reinsurance strategy to adequately protect our balance sheet and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key strategic priority for UVE. For 2020, UVE utilized excess of loss reinsurance. The benefits of the reinsurance strategy in 2020 and the specific programs are further discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
In order to limit our potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers and the Florida Hurricane Catastrophe Fund (the “FHCF”). The FLOIR requires us, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. Our 2020-2021 reinsurance program meets and provides reinsurance in excess of the FLOIR’s requirements, which are based on, among other things, the probable maximum loss that we would incur from an individual catastrophic event estimated to occur once in every 100 years, based on our portfolio of insured risks and a series of stress test catastrophe loss scenarios based on past historical events. In respect to the single catastrophic event, the nature, severity and location of the event giving rise to such a probable maximum loss differs for each insurer depending on the insurer’s portfolio of insured risks, including, among other things, the geographic concentration of insured value within the insurer’s portfolio. Accordingly, a particular catastrophic event could be a one-in-100 year loss event for one insurance company while having a greater or lesser probability of occurrence for another insurance company.
FHCF is a state-sponsored entity in Florida that provides a layer of reinsurance protection at a price that is typically lower than what would otherwise be available in the third-party reinsurance market. The purpose of the FHCF is to protect and advance the state’s interest in maintaining insurance capacity in Florida by providing reimbursements to insurers for a portion of their Florida hurricane losses. Most property and casualty insurers operating in Florida, including the Insurance Entities, are subject to assessment if the FHCF lacks sufficient claims-paying resources to meet its reimbursement obligations to insurers. FHCF assessments are added to policyholders’ premiums and are collected and remitted by the Insurance Entities. All homeowner insurance companies that write business in Florida, including the Insurance Entities, are required to obtain a form of reinsurance through the FHCF. Currently, the FHCF provides $17 billion of aggregate capacity annually to its participating insurers, which may be adjusted by statute from time to time and which is allocated among participating insurers according to factors such as the participating insurers’ relative hurricane exposures and their respective coverage elections.
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
Seasonality
The nature of our business tends to be seasonal during the year, reflecting consumer behaviors in connection with the Florida residential real estate market and the hurricane season. We have historically experienced higher direct premiums written just prior to the second quarter of our fiscal year and lower direct premiums written approaching the fourth quarter, as a result of consumer behaviors in the Florida residential real estate market and the hurricane season affecting coastal states. See “Part I—Item 1A—Risk Factors—Risks Relating to Our Business and Operations—Our financial condition and operating results are subject to the cyclical nature of the property and casualty insurance business.”
Government Regulation
We are subject to extensive regulation in the markets we serve, primarily at the state level, and will become subject to the regulations of additional states in which we seek to conduct business in the future. These regulations cover all aspects of our business and are generally designed to protect the interests of policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and forms, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges and a variety of other financial and non-financial components of our business. From time to time, states also enact legislation designed to increase consumer protections and curtail fraud or abuses in the insurance market. In 2019, the Florida legislature adopted laws increasing Florida policyholders’ rights when they assign rights of recovery under their policies to third party vendors.  These laws also aim to reduce lawsuits initiated against the policyholders’ insurers by vendors holding these assignments.  Among other things, the new laws require vendors to notify insurers of amounts in dispute, allow insurers to make pre-suit settlement offers or seek resolution through alternative dispute resolution mechanisms, and in certain situations preclude the vendors from recovering attorneys’ fees or require the vendors to pay the insurers’ attorneys’ fees.  On the other hand, policymakers’ decisions to not change existing laws has allowed, and might continue to allow, certain adverse interpretations of law and resulting litigation to continue or worsen. See “Part I—Item 1A-Risk Factors-Risks Relating to the Insurance Industry-We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth and profitability.”
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
Florida holding company laws also require certain insurers to submit an Own Risk and Solvency Assessment, or ORSA, summary report to the FLOIR each year, summarizing the insurer’s evaluation of the adequacy of its risk management framework. The Company filed its most recent ORSA summary report in December 2020.
Capital Requirements
State insurance authorities monitor insurance companies’ solvency and capital requirements using various statutory requirements and industry ratios. Initially, states require minimum capital levels based on the lines of business written by a company and set requirements regarding the ongoing amount and composition of capital. Certain state regulators also require state deposits in their respective states. See “Part II—Item 8—Note 5 (Insurance Operations)” for more information about state deposits. As a company grows, additional capital measures and standards may be implemented by a regulator. Regulatory authorities use a risk-based capital (“RBC”) model published by the National Association of Insurance Commissioners (“NAIC”) to monitor and regulate the capital adequacy and solvency of licensed property and casualty insurance companies. These guidelines measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing, (ii) declines in asset values arising from credit risk and (iii) other business risks. Most states, including Florida, have enacted the NAIC guidelines as statutory requirements, and insurers having less surplus than required by applicable statutes and ratios are subject to varying degrees of regulatory action depending on the level of capital inadequacy. As of December 31, 2020, the Insurance Entities’ RBC ratios exceed applicable statutory requirements. See “Part I—Item 1A—Risk Factors—Risks Relating to the Insurance Industry—The amount of statutory capital and surplus that each of the Insurance Entities has and the amount of statutory capital and surplus it must hold can vary and are sensitive to a number of factors outside of our control, including market conditions and the regulatory environment and rules.”

Restrictions on Dividends and Distributions
As a holding company with no significant business operations of its own, we rely on dividend payments from our subsidiaries as our principal source of cash to pay dividends, purchase our common shares, support subsidiary operations and development, and meet our short- and long-term obligations. Dividends paid by our subsidiaries other than the Insurance Entities are not subject to the statutory restrictions set forth in the Florida Insurance Code. Dividends paid by UVE to our shareholders in 2020 were paid from the earnings of UVE and our subsidiaries other than the Insurance Entities.
State insurance laws govern the payment of dividends by insurance companies. The maximum amount of dividends that can be paid by Florida insurance companies such as the Insurance Entities without prior approval of the Commissioner of the FLOIR is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by the Insurance Entities to their immediate parent company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end.
Underwriting and Marketing Restrictions
During the past several years, various regulatory and legislative bodies in Florida and in other states have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations (i) restrict certain policy non-renewals or cancellations and require advance notice on certain policy non-renewals and (ii) from a practical standpoint, limit or delay rate changes for a specified period during or after a catastrophe event. Most states, including Florida, also have insurance laws requiring that rate schedules and other information be filed and approved by the insurance regulatory authority in advance of being implemented. The insurance regulatory authority may disapprove a rate filing if it finds that the proposed rates would be inadequate, excessive or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by many factors including class of business, hazard covered, risk location and size of risk.
Most states, including Florida, require licensure or insurance regulatory authority approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, reinsurance, character and experience of its officers and directors, rates, forms and other financial and non-financial aspects of the company. The insurance regulatory authorities may prohibit entry into a new market by not granting a license or by withholding approval for an insurer to write new lines of business. The Company is subject to comprehensive regulatory oversight and regulations, which include periodic reporting to regulators and regulatory examinations to assure the Company maintains compliance with statutory requirements, and the payment of fees, premium taxes and assessments in order to maintain its licenses.
Privacy and Information Security Regulation
Federal and state laws and regulations require financial institutions to protect the security and confidentiality of non-public personal information and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of customer information and their practices relating to protecting the security and confidentiality of that information. The NAIC issued a model law on cybersecurity, which is leading to adoption of the same or similar provisions in the states where we do business. In addition, some states have adopted, and others might adopt, cybersecurity regulations that differ from proposed model acts or from the laws enacted in other states. Federal and state lawmakers and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of non-public personal information. See “Part I—Item 1A—Risk Factors—Risks Relating to Our Business and Operations—Breaches of our information systems or denial of service on our website could have an adverse impact on our business and reputation.”
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
Human Capital Resources
The Company is a vertically integrated insurance holding company with its employees performing substantially all insurance and support related services for our Insurance Entities, including policy underwriting, marketing, online distribution, risk management and claims management. As of February 2, 2021, we had 909 full-time employees, of whom 92% are based in Florida. Reflecting our substantial efforts in recent years to improve and enhance our claims operations and to address emerging claim trends, approximately 57% of our employees work in our claims management operations, an increase of 19% since February 5, 2020. Of these employees, 38% comprise our in-house claims litigation team. In the event we experience an unusually high volume of claims due to a hurricane or severe weather event, in addition to cross-trained staff, the Company utilizes outsourced third-party adjusters and outsourced call center support to maintain regulatory and internal service standards.
Our other policy functions, underwriting & risk management and marketing & online distribution employ approximately 8% and 19% of our employees, respectively. We sell our insurance products primarily through our network of licensed independent agents or through a relatively small team of licensed agents comprising our in-house distribution sales force, mostly limited to online sales. More than 57% of our employees have received insurance licenses from the state of Florida, and we reimburse employees for costs associated with acquiring and maintaining insurance licensing.
Our business is dependent on adequate levels of staff to service our new business and policies in force, adjudicate reported claims and provide support services to the Company. Support services consist of technology, human resources, finance, corporate and internal audit teams. We anticipate staffing needs and make changes to our staff to assure our regulatory requirements are met and our service standards to customers are achieved.
Given our focus on operational excellence and continuous improvement, our objective is to create a collaborative work environment with many opportunities for advancement in order to attract energetic and entrepreneurial talent. To that end, we provide extensive training and development sessions, strong benefits, and competitive pay to employees at all levels in the organization, including equity awards to key contributors.
We continue our support of diversity to create an inclusive culture and deliver a sustainable talent model to enhance performance and broaden perspectives.
We did not furlough or terminate any employees due to COVID-19. None of our employees are represented by a labor union.
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
We are subject to a variety of material risks, which are described below. Our business, results of operations, liquidity and financial condition could be adversely affected by any of these risks or additional risks.
RISKS RELATING TO OUR BUSINESS AND OPERATIONS
The COVID-19 pandemic could have material and long-term adverse consequences on our business, financial condition, results of operations and liquidity and capital resources.
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
•the prompt payment of receivables by reinsurers and policyholders;
•a decline in the value of our investment securities, which make up a significant portion of our financial resources;
•a decline in the credit ratings of our debt securities;
•our ability to meet regulatory requirements;
•our ability to attract and retain, and to effectively train and supervise, employees;
•our ability to anticipate, understand and respond to potential changes in consumer or employee behaviors and preferences arising from past and future directives and guidance related to social distancing, teleworking and similar considerations; and
•our ability to maintain relationships with key vendors, and those vendors’ willingness or ability to perform services for us as expected.

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

In addition, COVID-19 has reduced our ability to bring litigated matters to an efficient conclusion. Some courts have been unable to respond effectively to social distancing measures due to lack of technology or infrastructure and to the fragmented nature of local court systems. In many states, all civil trials were suspended or the number of civil trials taking place has been greatly limited. This has caused litigation related to first-party claims we are defending and subrogation actions we are pursuing to be held in suspense and delayed. In turn, this has caused an increase in our number of claims in litigation.

Broader adverse economic consequences and losses incurred by reinsurers as a result of COVID-19 could erode capital and contribute to an increase in the cost of reinsurance as well as an increase in counterparty credit risk. Legislative, regulatory or judicial actions that encourage or mandate premium payment grace periods, prevent cancellations for non-payment of premium, require us to cover losses when our policies did not provide coverage or excluded coverage, or order us to provide premium refunds or make other accommodations, could reduce our liquidity and increase both our losses and operating costs. Forced liquidation of stressed investment securities could result in realized losses during periods of dysfunction and volatility in capital markets. An increase in the demand and frequency of reporting by regulators could place stress on our ability to accurately and timely meet those and existing demands, and a delay or denial in regulatory rate approvals could contribute to financial stress. While most of our workforce is continuing to work remotely, we are more vulnerable to cyber threats.
The extent to which COVID-19 impacts our business will depend on future developments – including any resurgence or variants of COVID-19, the availability of effective treatments and the distribution of vaccines – and while we are not able to estimate the impact that COVID-19 will have on our future financial results and financial condition, it could be material. To the extent the COVID-19 pandemic adversely affects our future business and financial results, it may also have the effect of heightening many of the other risks described below.
As a property and casualty insurer, we face significant losses when catastrophes and severe weather events occur.
Because of the exposure of our property and casualty business to catastrophic events, our operating results and financial condition have varied significantly from one period to the next, and our historical results of operations may not be indicative of future results of operations. Property damage resulting from catastrophes is the greatest risk of loss we face in the ordinary course of our business. Catastrophes can be caused by various natural and man-made disasters, including hurricanes, wildfires, tornadoes, tropical storms, sinkholes, windstorms, hailstorms, explosions, earthquakes and acts of terrorism. Because of our concentration in Florida, and in particular in Broward, Palm Beach and Miami-Dade counties, we are exposed to hurricanes and windstorms, and other catastrophes affecting Florida. We have incurred and may in the future incur catastrophe losses in Florida or elsewhere in excess of those experienced in prior years; those estimated by catastrophe models we use; the average expected level used in pricing; and our current reinsurance coverage limits. We are also subject to claims arising from weather events such as rain, hail and high winds. The nature and level of future catastrophes and the incidence and severity of weather conditions in any future period cannot be predicted and could materially and adversely impact our operations.
The loss estimates developed by the models we use are dependent upon assumptions or scenarios incorporated by a third-party developer and by us. When these assumptions or scenarios do not reflect the characteristics of catastrophic events that affect areas covered by our policies or the resulting economic conditions, then we become exposed to losses not covered by our reinsurance program, which could adversely affect our financial condition, profitability and results of operations. Further, although we use widely recognized and commercially available models to estimate hurricane loss exposure, other models exist that might produce higher or lower loss estimates. See “—We rely on models as a tool to evaluate risk, and those models are inherently uncertain and may not accurately predict existing or future losses.” Despite our catastrophe management programs, we retain material exposure to catastrophic events. Our liquidity could also be constrained by a catastrophe, or multiple catastrophes, which could have a negative impact on our business. Catastrophes have eroded and in the future may erode our statutory surplus or ability to obtain adequate reinsurance which could negatively affect our ability to write new or renewal business. Catastrophic claim severity is impacted by the effects of inflation and increases in insured value and factors such as the overall claims, legal and litigation environments in affected areas, in addition to the geographic concentration of insured property.
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

Additionally, there sometimes is a significant reporting lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time elapse before a definitive determination of liability is made. The deterioration in the current Florida market also has produced an increased number of claims that are filed or re-opened well after the alleged dates of loss. We continually refine reserve estimates as experience develops and as subsequent claims are reported and settled. Adjustments to reserves are reflected in the financial statement results of the periods in which such estimates are changed. The adverse conditions in Florida have resulted in our paid losses exceeding prior reserve estimates and in increases in our current estimates of unpaid losses and LAE. Because setting reserves is inherently uncertain and claims conditions change over time, the ultimate cost of losses has varied and, in the future, may vary materially from recorded reserves, and such variance may continue to adversely affect our operating results and financial condition. The full extent of the ongoing disruptions and claims behaviors in the Florida market is unknown and still unfolding.

Subrogation is a significant component of our total net reserves for losses and LAE. Starting in 2016, there has been a significant increase in our efforts to pursue subrogation against third parties responsible for property damage losses to our insureds. More recently, changes in Florida’s claims environment and legal climate have reduced the effectiveness of our efforts to properly apportion losses through subrogation. Responsible parties are increasingly using delays and defensive tactics to avoid subrogation and increase its costs, which in turn decreases its effectiveness. In some instances, our ability to recover subrogation judgments against responsible parties also is being delayed or impeded by limitations on jury trials and similar changes to judicial processes due to COVID-19. Our ability to recover recorded amounts remains subject to significant uncertainty, including risks inherent in litigation, collectability of the recorded amounts and potential law changes or judicial decisions that can hinder or reduce the effectiveness of subrogation.
When we fail to accurately and adequately price the risks we underwrite, we may not be able to generate sufficient premiums to pay losses and expenses and we may experience other negative impacts on our profitability and financial condition, including harm to our competitive position.
Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, LAE, reinsurance costs and underwriting expenses and to earn a profit. In order to price our products accurately and adequately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. We have partnered with an industry leading homeowners insurance data aggregator and have over 22 years of claims experience to leverage during the rate making process, most of which is in the State of Florida. During the Underwriting and rating process we also collect and leverage data points related to age, location, and construction characteristics that have rating implications, and establish Insurance to Value estimates for proper rating. Our ability to price our products accurately and adequately is subject to a number of risks and uncertainties, some of which are outside our control, including:
•the availability of sufficient and reliable data;
•regulatory review periods or delays in approving filed rate changes or our failure to gain regulatory approval;
•the uncertainties that inherently underlie estimates and assumptions;
•the ability to anticipate unforeseen adverse market trends or other emerging costs in the rate making process;
•changes in legal standards, claim resolution practices and restoration costs; and
•legislatively imposed consumer initiatives.
As a result, we could underprice risks, which would negatively affect our profit margins and result in significant underwriting losses. We could also overprice risks, which could reduce the number of policies we write and our competitiveness. In either event, our profitability could be materially and adversely affected. If our policies are overpriced or underpriced by geographic area, policy type or other characteristics, we may not be able to achieve desirable diversification in our risks.
Unanticipated increases in the severity or frequency of claims adversely affect our profitability and financial condition.
Changes in the severity or frequency of claims affect our profitability. Changes in homeowners’ claim severity can be and have been driven by inflation in the construction industry, in building materials and in home furnishings and by other economic and environmental factors, including increased demand for services and supplies in areas affected by catastrophes, market conditions and prevailing attitudes towards insurers and the claims process, including increases in the number of litigated claims or claims involving representation. However, changes in the level of the severity of claims are not limited to the effects of inflation and demand surge in these various sectors of the economy. Increases in claim severity can also arise from unexpected events that are inherently difficult to predict. Significant long-term increases in claim frequency have an adverse effect on our operating results and financial condition. Further, the level of claim frequency we experience varies from period to period, or from region to region. Although we pursue various loss management initiatives in order to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.

The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.
We utilize a number of strategies to mitigate our risk exposure, such as:
•engaging in rigorous underwriting;
•carefully evaluating terms and conditions of our policies and binding guidelines; and
•ceding risk to reinsurers.
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
We currently market our policies to a broad range of prospective policyholders through approximately 4,400 independent insurance agents in Florida as well as approximately 5,800 independent insurance agents outside of Florida. As a result, our business depends on the marketing efforts of these independent agents and on our ability to offer products and services that meet their and their customers’ requirements. These independent insurance agents maintain the primary customer relationship. Independent agents typically represent other insurance companies in addition to representing us, and such agents are not obligated to sell or promote our products. Other insurance companies may pay higher commissions than we do, provide services to the agents that we do not provide, or may be more attractive to the agents than we are. We cannot provide assurance that we will retain our current relationships, or be able to establish new relationships, with independent agents. The loss of these marketing relationships could adversely affect our ability to attract new agents, retain our agency network, or write new or renewal insurance policies, which could materially adversely affect our business, financial condition and results of operations.
We rely on models as a tool to evaluate risk, and those models are inherently uncertain and may not accurately predict existing or future losses.
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
Reinsurance may be unavailable in the future at reasonable levels and prices or on reasonable terms, which may limit our ability to write new business or to adequately mitigate our exposure to loss.
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
Reinsurance does not legally discharge us from our primary liability for the full amount of the risk we insure, although it does make the reinsurer liable to us in the event of a claim. As such, we are subject to credit risk with respect to our reinsurers. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including (i) our reinsurers’

financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract or (ii) whether insured losses meet the qualifying conditions and are recoverable under our reinsurance contracts for covered events or are excluded. Further, if a reinsurer fails to pay an amount due to us within 90 days of such amount coming due, we are required by certain statutory accounting rules to account for a portion of this unpaid amount as a non-admitted asset, which would negatively impact our statutory surplus. Our inability to collect a material recovery from a reinsurer, or to collect such recovery in a timely fashion, could have a material adverse effect on our operating results, financial condition, liquidity and surplus.
Our financial condition and operating results are subject to the cyclical nature of the property and casualty insurance business.
The property and casualty insurance market is cyclical and has experienced periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. As premium levels increase, and competitors perceive an increased opportunity for profitability, new entrants to the market or expansion by existing participants lead to increased competition, a reduction in premium rates, less favorable policy terms and fewer opportunities to underwrite insurance risks. These conditions can have a material adverse effect on our results of operations and cash flows. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers, including changes resulting from multiple and/or catastrophic hurricanes, affect the cycles of the property and casualty insurance business significantly. Negative market conditions can impair our ability to write insurance at rates that we consider adequate and appropriate relative to the risk written. To the extent that we cannot write insurance at appropriate rates, our business would be materially and adversely affected. We cannot predict whether market conditions will improve, remain constant or deteriorate. An extended period of negative market conditions could have a material adverse effect on our business, financial condition and results of operations.
Because we conduct the majority of our business in Florida, our financial results depend on the regulatory, economic and weather conditions in Florida.
Though we are licensed to transact insurance business in other states, we write a majority of our premium in Florida. Therefore, prevailing regulatory, consumer behavior, legal, economic, political, demographic, competitive, weather and other conditions in Florida disproportionately affect our revenues and profitability. Adverse changes in these conditions make doing business in Florida as opposed to other states less attractive for us and have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified throughout the United States. Further, a single catastrophic event, or a series of such events, specifically affecting Florida, particularly in the more densely populated areas of the state, have had and could in the future have a disproportionately adverse impact on our business, financial condition and results of operations. This is particularly true in certain Florida counties where we write a high concentration of policies such that a catastrophic event, or series of catastrophic events, in these counties have had and could in the future have a significant impact on our business, financial condition and results of operations. The fact that our business is concentrated in Florida subjects us to increased exposure to certain catastrophic events and destructive weather patterns such as hurricanes, tropical storms and tornadoes.
Changing climate conditions may adversely affect our financial condition, profitability or cash flows.
Although the incidence and severity of weather conditions are largely unpredictable, the frequency and severity of property claims generally increase when severe weather conditions occur. Longer-term weather trends may be changing, and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, including effects on global weather patterns, greenhouse gases, sea, land and air temperature, sea levels, rain and snow. To the extent the frequency or severity of weather events is exacerbated due to climate change, we may experience increases in catastrophe losses in both coastal and non-coastal areas. This may cause an increase in claims-related and/or reinsurance costs or may negatively affect our ability to provide homeowners insurance to our policyholders in the future. Governmental entities may also respond to climate change by enacting laws and regulations that may adversely affect our cost of providing homeowners insurance in the future. In addition to the inherent uncertainties associated with studying, understanding and modeling changing climate conditions, available analyses and models in this area typically relate to potential meteorological or sea level impacts and generally are not intended to analyze or predict impacts on insured losses.
We have entered new markets and expect that we will continue to do so, but there can be no assurance that our diversification and growth strategy will be effective.
We seek to take advantage of prudent opportunities to expand our core business into other states where we believe the independent agent distribution channel is strong. As a result of a number of factors, including the difficulties of finding appropriate expansion opportunities and the challenges of operating in unfamiliar markets, there can be no assurance that we will be successful in this diversification even after investing significant time and resources to develop and market products and services in additional states. Initial timetables for expansion may not be achieved, and price and profitability targets may not be feasible. Because our business and experience are based substantially on the Florida insurance market, we may not understand all of the risks associated with entering into an unfamiliar market. For example, the occurrence of significant winter storms in certain states we have expanded into has in some circumstances limited the effectiveness of our revenue and risk diversification strategy by decreasing revenue we expected to receive outside of the Florida hurricane season or increased our overall risk in ways we had not anticipated when entering those markets. This inexperience in certain new markets could affect our ability to price risks adequately and develop effective underwriting standards. External factors, such as compliance with state regulations, obtaining new licenses, competitive alternatives and shifting customer preferences, may also affect the successful implementation of our geographic growth strategy. Such external factors and requirements may increase our costs and potentially affect the speed with which we will be able to pursue new market opportunities. There can be no assurance that we will be successful in expanding into any one state or combination of states. Failure to manage these risks successfully could have a material adverse effect on our business, results of operations and financial condition.
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
Our business is highly dependent on the ability to engage on a daily basis in a large number of insurance underwriting, claims processing and investment activities, many of which are highly complex, must be performed expeditiously and involve opportunities for human judgment and errors. These activities often are subject to internal guidelines and policies, as well as legal and regulatory standards. In addition, these legal and regulatory standards can be subject to varying interpretations. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Our failure to comply with these guidelines, policies or standards could lead to financial loss, unanticipated risk exposure, regulatory sanctions or penalties, civil or administrative litigation, or damage to our reputation.
The failure of our claims professionals to effectively manage claims could adversely affect our insurance business and financial results.
We rely primarily on our claims professionals to facilitate and oversee the claims adjustment process for our policyholders. Many factors affect the ability of our claims professionals to effectively manage claims by our policyholders, including:
•the accuracy of our adjusters as they make their assessments and submit their estimates of damages;
•the training, background and experience of our claims representatives;
•the ability of our claims professionals to ensure consistent claims handling;
•the ability of our claims professionals to translate the information provided by adjusters into acceptable claims resolutions; and
•the ability of our claims professionals to maintain and update our claims handling procedures and systems as they evolve over time based on claims and geographical trends in claims reporting as well as consumer behaviors affecting claims handling.
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
From time to time, we are subject to civil or administrative actions and litigation. This is especially the case in Florida, where insurance companies, including the Insurance Entities, have experienced increases in first-party litigation due largely to the state’s one-way attorneys’ fee statute and resulting litigation climate. Although we strive to pay meritorious claims in a fair and prompt manner, civil litigation can result when we do not pay insurance claims in the amounts or at the times demanded by policyholders or their representatives. We also may be subject to litigation or administrative actions arising from the conduct of our business and the regulatory authority of state insurance departments. Further, we are subject to other types of litigation inherent in operating our businesses, employing personnel, contracting with vendors and otherwise carrying out our affairs. As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage have arisen and may in the future arise, including judicial expansion of policy coverage and the impact of new theories of liability, plaintiffs targeting property and casualty insurers in purported class-action litigation relating to claims-handling and other practices, and adverse changes in loss cost trends, including inflationary pressures in home repair costs or other legal or regulatory conditions incentivizing increases in disputed or litigated claims. Multiparty or class action claims present additional exposure to substantial economic, non-economic or punitive damage awards. Litigation or regulatory matters have negatively affected and may in the future negatively affect us by resulting in the payment of substantial awards or settlements, increasing legal and compliance costs, requiring us to change certain aspects of our business operations, diverting management attention from other business issues, harming our reputation with agents and customers or making it more difficult to retain current customers and to recruit and retain employees or agents.

Our future results are dependent in part on our ability to successfully operate in a highly competitive insurance industry.
The property and casualty insurance industry is highly competitive. We compete against large national carriers that have greater capital resources and longer operating histories, regional carriers and managing general agencies, as well as newly formed and less-capitalized companies that might have more aggressive underwriting or pricing strategies. Many of these entities may also be affiliated with other entities that have greater financial and other resources than we have. When competitors attempt to increase market share by lowering rates, we can experience reductions in our underwriting margins, or a decline in sales of our insurance policies as customers purchase lower-priced products from our competitors. Competitors also might adopt more prompt or more effective solutions to adverse market conditions than we are able to implement, providing those competitors with a competitive advantage through lower losses and loss adjustment expenses, more competitive premium levels, or the ability to expand their businesses. Because of the competitive nature of the insurance industry, including competition for producers such as independent agents, there can be no assurance that we will continue to develop and maintain productive relationships with independent agents, effectively compete with our industry rivals, or that competitive pressures will not have a material adverse effect on our business, operating results or financial condition.
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
Our ability to effectively operate our business depends on our ability, and the ability of certain third-party vendors and business partners, to access our computer systems to perform necessary business functions, such as providing quotes and product pricing, billing and processing premiums, administering claims and reporting our financial results. Our business and operations rely on the secure and efficient processing, storage and transmission of customer and company data, including policyholders’ nonpublic personal information, including financial information, and proprietary business information, on our computer systems and networks. Unauthorized access to personally identifiable information, even if not financial information, could be damaging to all affected parties. Breaches can involve attacks intended to obtain unauthorized access to nonpublic personal information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, including through the introduction of computer viruses or malware, cyberattacks and other means; breaches can also involve human error, such as employees falling victim to phishing schemes or computer coding errors that may inadvertently leave data exposed.
Our computer systems are vulnerable to unauthorized access and hackers, computer viruses and other scenarios in which our data may be exposed or compromised. Cyberattacks can originate from a variety of sources, including third parties who are affiliated with foreign governments or employees acting negligently or in a manner adverse to our interests. Third parties may seek to gain access to our systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems. Our systems also may inadvertently expose, through a computer programming error or otherwise, confidential information as well as that of our customers and third parties with whom we interact.
Our computer systems have been, and likely will continue to be, subject to cyber hacking activities, computer viruses, other malicious codes or other computer-related penetrations. To date, we are not aware of a material breach of cybersecurity. We commit significant resources to administrative and technical controls to prevent cyber incidents and protect our information technology, but our preventative actions to reduce the risk of cyber threats may be insufficient to prevent physical and electronic break-ins and other cyberattacks or security breaches, including those due to human vulnerabilities. Any such event could damage our computers or systems; compromise our confidential information as well as that of our customers and third parties with whom we interact; significantly impede or interrupt business operations, including denial of service on our website; and could result in violations of applicable privacy and other laws, financial loss to us or to our policyholders, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and reputational harm, all of which could have a material adverse effect on us. We expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities, exposures, or information security events. Due to the complexity and interconnectedness of our systems, the process of enhancing our protective measures can itself create a risk of systems disruptions and security issues.

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
In addition, any significant data security breach of our independent agents or third-party vendors could harm our business and reputation.
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
Lack of effectiveness of exclusions and other loss limitation methods in the insurance policies we write or changes in laws and/or potential regulatory approaches relating to them could have a material adverse effect on our financial condition or our results of operations.
All of the policies we issue include exclusions or other conditions that define and limit coverage. These exclusions and conditions are designed to manage our exposure to certain risk types or risk characteristics and expanding theories of legal liability. In addition, applicable law limits the time period during which a policyholder may bring a claim under the policy. It is possible that a regulatory authority would refuse to approve or a court could nullify or void an exclusion or limitation or interpret existing coverages more broadly than we anticipate, or that legislation could be enacted modifying or barring the use of these exclusions or limitations. This could result in higher than anticipated losses and LAE by extending coverage beyond our underwriting intent or increasing the number or size of claims, which could have a material adverse effect on our operating results. In some instances, the intended effects of approved policy language and court interpretation of the same may not become apparent until sometime after we have issued the insurance policies and case law sets a precedent for legal interpretation of them. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.
RISKS RELATING TO INVESTMENTS
We are subject to market risk, which may adversely affect investment income.
Our primary market risk exposures are changes in equity prices and interest rates, which impact our investment income and returns. Declines in market interest rates have an adverse effect on our investment income to the extent that we invest cash in new interest-bearing investments that yield less than our portfolio’s average rate of return or purchase longer-term or riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. Increases in market interest rates also have an adverse effect on the value of our investment portfolio by decreasing the fair values of the available-for-sale debt securities that comprise a large portion of our investment portfolio. Similarly, declines in the equities markets adversely affect our existing portfolio. Increases in the equities markets might increase returns on our existing portfolio but reduce the attractiveness of future investments.
Our overall financial performance depends in part on the returns on our investment portfolio.
The performance of our investment portfolio is independent of the revenue and income generated from our insurance operations, and there is typically no direct correlation between the financial results of these two activities. Thus, to the extent that our investment portfolio does not perform well due to the factors discussed above or otherwise, our results of operations may be materially adversely affected even if our insurance operations perform favorably. Further, because the returns on our investment portfolio are subject to market volatility, our overall results of operations could likewise be volatile from period to period even if we do not experience significant financial variances in our insurance operations.
RISKS RELATING TO THE INSURANCE INDUSTRY
We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth and profitability.
The laws and regulations affecting the insurance industry are complex and subject to change. Compliance with these laws and regulations may increase the costs of running our business and may even slow our ability to respond effectively and quickly to operational opportunities. Moreover, these laws and regulations are administered and enforced by a number of different governmental authorities, including state insurance regulators, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are also subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and achieve or improve the profitability of our business. We also have been affected by, and in the future may continue to be affected by, decisions or inaction by state legislatures that result in the continuation or worsening of adverse market conditions. Furthermore, in some cases, laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, and not shareholders. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business or effectively respond to changing market conditions, and may place constraints on our ability to meet our revenue and net profit goals.
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
State legislatures and insurance regulators regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, can be made for the benefit of the consumer, or for other reasons, at the direct or indirect expense of insurers, and thus could have an adverse effect on our financial condition and results of operations. In other instances, decisions by policymakers to not address adverse market conditions through effective changes to underlying statutes has caused, and in the future might continue to cause, an adverse effect on our financial conditions and results of operations.
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
UVE is a holding company that conducts no insurance operations of its own. All operations are conducted by the Insurance Entities and by other operating subsidiaries, most of which support the business of the Insurance Entities. As a holding company, UVE’s sources of cash flow consist primarily of dividends and other permissible payments from its subsidiaries. The ability of our non-insurance company subsidiaries to pay dividends may be adversely affected by reductions in the premiums or number of policies written by the Insurance Entities, by changes in the terms of the parties’ contracts, or by changes in the regulation of insurance holding company systems. UVE depends on such payments for general corporate purposes, for its capital management activities and for payment of any dividends to its common shareholders. The ability of the Insurance Entities to make such payments is limited by applicable law, as set forth in “Item 1—Business—Government Regulation—Restrictions on Dividends and Distributions.” For more details on our cash flows, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Regulations limiting rate changes and requiring us to participate in loss sharing or assessments may decrease our profitability.
From time to time, public policy preferences and perceptions affect the insurance market, including insurers’ efforts to effectively maintain rates that allow us to reach targeted levels of rate adequacy and profitability. Despite efforts to address rate needs and other operational issues analytically, facts and history demonstrate that public policymakers, when faced with untoward events and adverse public sentiment, have acted and may in the future act in ways that impede our ability to maintain a satisfactory correlation between rates and risk. This has included, and in the future may include, policymakers’ failures to take steps to address the causes of adverse market conditions. Such acts or failures to act may affect our ability to obtain approval for rate changes that we believe are necessary to attain rate adequacy along with targeted levels of profitability and returns on equity. Our ability to afford reinsurance required to reduce our catastrophe risk also depends in part on our ability to adjust rates for our costs.
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
The amount of statutory capital and surplus that each of the Insurance Entities has and the amount of statutory capital and surplus it must hold vary and are sensitive to a number of factors outside of our control, including market conditions and the regulatory environment and rules.
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
Real Estate Owned and Under Development
In 2019, we purchased an office building located at 5341 Northwest 33rd Avenue, Fort Lauderdale, Florida 33309, which will be used to meet our staffing needs to accommodate our foreseeable future insurance operations. Construction began in 2019, and we anticipate completion of the building in early 2021.
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
Our common stock, par value $0.01 per share, is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “UVE.” As of February 22, 2021, there were 32 registered shareholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
As of December 31, 2020 and 2019, there was one shareholder of our Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). We declared and paid aggregate dividends to this holder of record of the company’s Series A Preferred Stock of $10,000 for each of the years ended December 31, 2020 and 2019.
Stock Performance Graph
The following graph and table compare the cumulative total stockholder return of our common stock from December 31, 2015 through December 31, 2020 with the performance of: (i) Standard & Poor’s (“S&P”) 500 Index, (ii) Russell 2000 Index and (iii) S&P Insurance Select Industry Index. We are a constituent of the Russell 2000 Index and the S&P Insurance Select Industry Index. S&P Insurance Select Industry Index consists of all publicly traded insurance underwriters in the property and casualty sector in the United States.

	Period Ended
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Universal Insurance Holdings, Inc.	$126.52	$125.41	$177.37	$134.38	$75.93
S&P 500 Index	111.96	136.40	130.42	171.49	203.04
Russell 2000 Index	121.31	139.08	123.76	155.35	186.36
S&P Insurance Select Industry Index	121.82	138.00	130.32	166.35	161.70

We have generated these comparisons using data supplied by S&P Global Market Intelligence (Centennial, Colorado). The graph and table assume an investment of $100 in our common stock and in each of the three indices on December 31, 2015 with all dividends being reinvested on the ex-dividend date. The closing price of our common stock as of December 31, 2020 (the last trading day of the year) was $15.11 per share. The stock price performance in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future price performance.
Dividend Policy
Future cash dividend payments are subject to business conditions, our financial position and requirements for working capital and other corporate purposes, as well as to compliance with the applicable provisions of the Delaware General Corporation Law. Subject to these qualifications, we expect to continue our regular practice of paying a comparable quarterly dividend to our stockholders. See “Part I—Restrictions on Dividends and Distributions,” “Item 1A—Risk Factors-Risks Relating to Insurance Industry” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Registrant Purchases of Equity Securities
The table below presents our common stock repurchased by UVE during the three months ended December 31, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/2020 - 10/31/2020	84,888	$12.21	84,888	—
11/1/2020 - 11/30/2020	104,817	$12.74	104,817	—
12/1/2020 - 12/31/2020	2,991	$14.05	2,991	1,284,443
Total for the three months ended December 31, 2020	192,696	$12.53	192,696	1,284,443
(1)Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated using a closing price at December 31, 2020 of $15.11 per share.
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations. During 2020, there were two authorized repurchase plans in effect:
•On November 6, 2019, we announced that our Board of Directors authorized the repurchase of up to $40 million of outstanding shares of our common stock through December 31, 2021 (the “December 2021 Share Repurchase Program”), pursuant to which we repurchased 1,968,220 shares of our common stock at an aggregate cost of approximately $40.0 million. We completed the December 2021 Share Repurchase Program in November 2020.
•On November 3, 2020, we announced that our Board of Directors authorized the repurchase of up to $20 million of outstanding shares of our common stock through November 3, 2022 (the “November 2022 Share Repurchase Program”). Under the November 2022 Share Repurchase Program, we repurchased 45,705 shares of our common stock from November 2020 through December 2020 at an aggregate cost of approximately $0.6 million.
In total, during the year ended December 31, 2020, we repurchased an aggregate of 1,610,783 shares of our common stock pursuant to the December 2021 Share Repurchase Program and the November 2022 Share Repurchase Program at an aggregate price of approximately $28.9 million.

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
The following tables present historical selected consolidated financial data of Universal Insurance Holdings, Inc. and Subsidiaries for the five years ended December 31, 2020 (in thousands, except per share data):

	Years Ended December 31,
	2020	2019	2018	2017	2016
Statement of Income Data:
Revenue:
Direct premiums written	$1,517,479	$1,292,721	$1,190,875	$1,055,886	$954,617
Change in unearned premium	(121,856)	(59,600)	(69,235)	(56,688)	(33,390)
Direct premium earned	1,395,623	1,233,121	1,121,640	999,198	921,227
Ceded premium earned	(472,060)	(390,619)	(353,258)	(310,405)	(288,811)
Premiums earned, net	923,563	842,502	768,382	688,793	632,416
Net investment income (1)	20,393	30,743	24,816	13,460	9,540
Other revenues (2)	65,437	55,633	49,876	47,093	41,039
Total revenue	1,072,770	939,351	823,816	751,916	685,289
Costs and expenses:
Losses and loss adjustment expenses	758,810	603,406	414,455	350,428	301,229
Policy acquisition costs	199,102	177,530	157,327	138,846	125,979
Other operating costs	90,627	94,898	99,161	92,158	95,198
Total expenses	1,048,539	875,834	670,943	581,432	522,406
Income before income taxes	24,231	63,517	152,873	170,484	162,883
Income tax expense	5,126	17,003	35,822	63,549	63,473
Net income	$19,105	$46,514	$117,051	$106,935	$99,410
Per Share Data:
Basic earnings per common share	$0.60	$1.37	$3.36	$3.07	$2.85
Diluted earnings per common share	$0.60	$1.36	$3.27	$2.99	$2.79
Dividends declared per common share	$0.77	$0.77	$0.73	$0.69	$0.69

	As of December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Total invested assets	$919,924	$914,586	$908,154	$730,023	$651,601
Cash and cash equivalents	167,156	182,109	166,428	213,486	105,730
Total assets	1,758,741	1,719,852	1,858,390	1,454,999	1,060,007
Unpaid losses and loss adjustment expenses	322,465	267,760	472,829	248,425	58,494
Unearned premiums	783,135	661,279	601,679	532,444	475,756
Long-term debt	8,456	9,926	11,397	12,868	15,028
Total liabilities	1,309,479	1,225,951	1,356,757	1,015,011	688,817
Total stockholders’ equity	$449,262	$493,901	$501,633	$439,988	$371,190
Shares outstanding end of period	31,137	32,638	34,783	34,735	35,052
Book value per share	$14.43	$15.13	$14.42	$12.67	$10.59
Return on average equity (ROE)	4.1%	9.2%	24.1%	25.7%	29.4%

Selected Data:
Loss and loss adjustment expense ratio (3)	82.2%	71.6%	53.9%	50.9%	47.6%
General and administrative expense ratio (4)	31.4%	32.3%	33.4%	33.5%	34.9%
Combined Ratio (5)	113.6%	103.9%	87.3%	84.4%	82.5%
(1)Net investment income excludes net realized gains (losses) on sale of investments and net change in unrealized gains (losses) of equity securities.
(2)Other revenue consists of commission revenue, policy fees, and other revenue.
(3)The loss and loss adjustment expense ratio is calculated by dividing losses and loss adjustment expenses by premiums earned, net.
(4)The general and administrative expense ratio is calculated by dividing general and administrative expense, excluding interest expense, by premiums earned, net. Interest expense was $102 thousand, $248 thousand, $346 thousand, $348 thousand and $421 thousand for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(5)The combined ratio is the sum of the losses and loss adjustment expense ratio and the general and administrative expense ratio.

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
Overview
We develop, market, and underwrite insurance products for consumers predominantly in the personal residential homeowners lines of business and perform substantially all other insurance-related services for our primary insurance entities, including risk management, claims management and distribution. Our primary insurance entities, UPCIC and APPCIC, offer insurance products through both our appointed independent agent network and our online distribution channels across 19 states (primarily in Florida), with licenses to write insurance in an additional two states. The Insurance Entities seek to produce an underwriting profit (defined as earned premium minus losses, LAE, policy acquisition costs and other operating costs) over the long term; maintain a conservative balance sheet to prepare for years in which the Insurance Entities are not able to achieve an underwriting profit; and generate investment income from invested assets.
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
Trends and Geographical Distribution
In recent years, the Florida personal residential insurance market has been characterized by increased losses and LAE due to abuses and inflated claims. These conditions have continued to worsen and have reached levels well beyond historical norms and levels experienced in other jurisdictions. The adverse conditions in the Florida personal residential insurance market can be attributed largely to the proliferation of represented claims, involving both public adjusters and attorneys, as well as by aggressive estimates and demands put forth by remediation and repair companies. In many cases, policyholders have representation even before the claims are filed or before the Company is able to provide an initial assessment of damages. In other instances, policyholder representatives are taking opportunities occasioned by hurricanes or other events to solicit customers to file other claims or to re-open prior claims, sometimes years after the purported dates of loss. These conditions are fostered in large part by the one-way right to attorneys’ fees against insurers provided under the Florida Insurance Code. These actions adversely affect both the frequency and severity of losses as otherwise understood based on historical patterns and patterns experienced in other states. See “Part I—Item 1A—Risk Factors—Risks Relating to Our Business and Operations—Actual claims incurred have exceeded, and in the future may exceed, reserves established for claims, adversely affecting our operating results and financial condition.”
The Company has taken a series of steps over time to mitigate the financial impact of these negative trends in the Florida market. We also have closely monitored rate levels, especially in the Florida market, and have submitted rate filings based upon evolving data. In addition, the Company has implemented several initiatives in its claims department in response to the adverse market trends. We utilize our process called Fast Track, which is an initiative to handle straightforward, meritorious claims as promptly as possible to mitigate the adverse impacts that can be seen with claims that remain open for longer periods. In addition, we increased our emphasis on subrogation to reduce our net losses while also recovering policyholders’ deductibles when losses are attributable to the actions of others. We have an internal staff of trained water remediation experts to address the extraordinary number of purported water damage claims filed by policyholders and vendors. We developed a specialized in-house unit for responding to the unique aspects of represented claims, and we have substantially increased our in-house legal staff in an effort to address the increase in litigated or represented claims as cost-effectively as possible.

Additionally, we have taken steps to implement claim settlement rules associated with the Florida legislation passed in 2019 designed to reduce the negative effects of claims involving assignments of benefits (“AOB”). See “Part I— Item 1—Business—Government Regulation.” An AOB is a document signed by a policyholder that allows a third party to be paid for services performed for an insured homeowner who would normally be reimbursed by the insurance company directly after making a claim. Prior to the AOB reform legislation, the Company experienced an increase in the use of AOBs involving litigation by Florida policyholders. Claims paid under an AOB often involve unnecessary litigation, with the Company required to pay both its own defense costs and those of the plaintiff, and, as a result, cost the Company significantly more than claims settled when an AOB is not involved. In 2019, the Florida legislature passed legislation designed to increase consumer protections against AOB abuses and reduce AOB-related litigation. While the Florida legislation addressing abuses associated with AOBs may be beneficial in reducing one aspect of the concerns affecting the Florida market, the overall impact of the deterioration in claims-related tactics and behaviors, including other first-party litigation, thus far has continued to outpace benefits arising from the 2019 AOB reform legislation.
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
Direct premiums written continue to increase across the states we conduct business. As a result of our business strategy, rate changes and marketing and underwriting initiatives, we have seen increases in policy count, in-force premium and total insured value in almost all states for the past three years. Direct premiums written for states outside of Florida increased 17.7%, representing a $40.1 million increase during 2020. Direct premium for Florida increased 17.3%, representing a $184.6 million increase during 2020. The following table provides direct premiums written for Florida and other states for the years ended December 31, 2020 and 2019 (dollars in thousands):

	For the Years Ended				Growth Year Over Year
	December 31, 2020		December 31, 2019
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$1,250,748	82.4%	$1,066,112	82.5%	$184,636	17.3%
Other states	266,731	17.6%	226,609	17.5%	40,122	17.7%
Grand total	$1,517,479	100.0%	$1,292,721	100.0%	$224,758	17.4%
We seek to grow and generate long-term rate adequate premium in each state where we offer policies, including Florida. Diversified sources of business are an important objective and premium growth outside Florida is a measure monitored by management toward meeting that objective.

The geographical distribution of our policies in force, premium in force and total insured value across all states were as follows, as of December 31, 2020, 2019 and 2018 (dollars in thousands, rounded to the nearest thousand):

	As of December 31, 2020
			Premium		Total Insured
State	Policy Count	%	In Force	%	Value	%
Florida	728,211	73.9%	$1,252,916	82.4%	$192,504,430	63.6%
Georgia	46,678	4.7%	57,251	3.8%	20,141,751	6.7%
North Carolina	62,849	6.4%	55,307	3.6%	21,500,109	7.1%
Virginia	23,546	2.4%	20,226	1.3%	12,959,884	4.3%
Massachusetts	15,090	1.5%	20,161	1.3%	9,507,917	3.1%
Indiana	19,839	2.0%	18,328	1.2%	7,171,623	2.4%
Minnesota	12,730	1.3%	17,863	1.2%	6,252,822	2.1%
Alabama	13,632	1.4%	17,409	1.2%	4,953,449	1.6%
South Carolina	17,877	1.8%	16,886	1.1%	6,297,270	2.1%
Pennsylvania	17,183	1.7%	14,540	1.0%	7,394,773	2.4%
New Jersey	11,576	1.2%	12,915	0.9%	6,684,386	2.2%
Maryland	5,664	0.6%	4,816	0.3%	2,226,324	0.7%
Michigan	3,494	0.4%	4,290	0.3%	1,478,595	0.5%
New York	1,936	0.2%	2,251	0.2%	1,159,105	0.4%
Hawaii	2,031	0.2%	1,983	0.1%	901,401	0.3%
Delaware	1,581	0.2%	1,908	0.1%	870,728	0.3%
Illinois	497	0.1%	580	—%	235,593	0.1%
New Hampshire	409	—%	312	—%	238,121	0.1%
Iowa	7	—%	7	—%	2,774	—%
Total	984,830	100.0%	$1,519,949	100.0%	$302,481,055	100.0%

	As of December 31, 2019
			Premium		Total Insured
State	Policy Count	%	In Force	%	Value	%
Florida	662,343	74.6%	$1,070,034	82.5%	$164,654,848	64.3%
Georgia	42,637	4.8%	49,615	3.8%	17,536,031	6.9%
North Carolina	58,283	6.6%	49,420	3.8%	19,150,001	7.5%
Massachusetts	13,596	1.5%	17,991	1.4%	8,312,929	3.2%
Indiana	18,291	2.1%	16,643	1.3%	6,458,310	2.5%
Minnesota	12,466	1.4%	16,035	1.2%	5,881,338	2.3%
South Carolina	16,682	1.9%	15,705	1.2%	5,575,934	2.2%
Virginia	16,313	1.8%	14,111	1.1%	8,415,470	3.3%
Pennsylvania	16,874	1.9%	13,726	1.1%	6,922,815	2.7%
Alabama	11,186	1.3%	12,998	1.0%	3,923,446	1.5%
New Jersey	7,145	0.8%	7,554	0.6%	3,824,506	1.5%
Michigan	3,417	0.4%	4,089	0.3%	1,399,470	0.5%
Maryland	4,181	0.5%	3,474	0.3%	1,600,113	0.6%
Hawaii	2,090	0.2%	1,930	0.2%	881,476	0.3%
Delaware	1,273	0.1%	1,500	0.1%	673,331	0.3%
New York	1,183	0.1%	1,244	0.1%	646,130	0.3%
New Hampshire	249	—%	181	—%	135,254	0.1%
Illinois	152	—%	166	—%	65,006	—%
Total	888,361	100.0%	$1,296,416	100.0%	$256,056,408	100.0%

	As of December 31, 2018
			Premium		Total Insured
State	Policy Count	%	In Force	%	Value	%
Florida	637,926	77.0%	$1,015,666	85.1%	$156,118,955	68.3%
North Carolina	55,047	6.6%	43,770	3.7%	17,124,104	7.5%
Georgia	37,652	4.6%	40,395	3.4%	14,584,974	6.4%
Massachusetts	11,796	1.4%	15,522	1.3%	7,020,121	3.1%
South Carolina	15,117	1.8%	14,477	1.2%	4,818,760	2.1%
Indiana	16,059	1.9%	13,305	1.1%	5,464,439	2.4%
Pennsylvania	15,454	1.9%	10,762	0.9%	6,158,602	2.7%
Minnesota	9,466	1.1%	10,632	0.9%	4,352,908	1.9%
Virginia	10,354	1.3%	8,437	0.7%	5,053,973	2.2%
Alabama	6,817	0.8%	7,187	0.6%	2,304,683	1.0%
New Jersey	3,683	0.4%	3,763	0.3%	1,870,394	0.8%
Michigan	2,388	0.3%	2,879	0.2%	940,051	0.4%
Maryland	3,070	0.4%	2,539	0.2%	1,161,678	0.5%
Hawaii	2,176	0.3%	1,937	0.2%	887,555	0.4%
Delaware	1,073	0.1%	1,230	0.1%	555,055	0.2%
New York	461	0.1%	432	0.1%	228,334	0.1%
New Hampshire	114	—%	86	—%	62,436	—%
Total	828,653	100.0%	$1,193,019	100.0%	$228,707,022	100.0%
Also see “Results of Operations” below and “Part I—Item 1A—Risk Factors—Risks Relating to Our Business and Operations—Because we conduct the majority of our business in Florida, our financial results depend on the regulatory, economic and weather conditions in Florida” for discussion on geographical diversification.

KEY PERFORMANCE INDICATORS
The Company considers the measures and ratios in the following discussion to be key performance indicators for its businesses. Management believes that these indicators are helpful in understanding the underlying trends in the Company’s businesses. Some of these indicators are reported on a quarterly basis and others on an annual basis. Please also refer to “Item 8—Note 2 (Summary of Significant Accounting Policies)” for definitions of certain other terms we use when describing our financial results.
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
Core Loss Ratio ― a common operational metric used in the insurance industry to describe the ratio of current accident year expected losses and LAE to premiums earned. Core loss ratio is an important measure identifying profitability trends of premiums in force. Core losses consists of all other losses and LAE, excluding weather events beyond those expected and prior years’ reserve development. The financial benefit from the management of claims, including claim fees ceded to reinsurers, is recorded in the condensed consolidated financial statements as a reduction to core losses.
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
Expense Ratio (Including Policy Acquisition Cost Ratio and Other Operating Cost Ratio) ― calculated as general and administrative expenses as a percentage of premiums earned, net. General and administrative expenses is comprised of policy acquisition costs and other operating costs, which includes such items as underwriting costs, facilities and corporate overhead. The expense ratio, including the sub-expense ratios of policy acquisition cost ratio and other operating cost ratio, are indicators to management of the Company’s cost efficiency in acquiring and servicing its business and the impact of expense items to overall profitability.
Losses and Loss Adjustment Expense Ratio or Loss and LAE Ratio ― a measure of the cost of claims and claim settlement expenses incurred in a reporting period as a percentage of premiums earned in that same reporting period. Losses and LAE incurred in a reporting period includes both amounts related to the current accident year and prior accident years, if any, referred to as development. Ultimate losses and LAE are based on actuarial estimates with changes in those estimates recognized in the period the estimates are revised. Losses and LAE consist of claim costs arising from claims occurring and settling in the current period, an estimate of claim costs for reported but unpaid claims, an estimate of unpaid claim costs for incurred-but-not-reported claims and an estimate of claim settlement expenses associated with reported and unreported claims which occurred during the reporting period. The loss and LAE ratio can be measured on a direct basis, which includes losses and LAE divided by direct earned premiums, or on a net basis, which includes losses and LAE after amounts have been ceded to reinsurers divided by net earned premiums (i.e., direct premium earned less ceded premium earned). The net loss and LAE ratio is a measure of underwriting profitability after giving consideration to the effect of reinsurance. Trends in the net loss and LAE ratio are an indication to management of current and future profitability.
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
Unearned Premiums ― represents the portion of direct premiums corresponding to the time period remaining on an insurance policy and available for future earning by the Company. Trends in unearned premiums generally indicate expansion, if growing, or contraction, if reducing, which are important indicators to management. Inherent seasonality in our business makes this measure more useful when comparing each quarter’s balance to the same quarter in prior years.
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
Effective June 1, 2020, the Insurance Entities entered into multiple reinsurance agreements comprising our 2020-2021 reinsurance program. See “Part II—Item 8—Note 4 (Reinsurance).”
UPCIC’s 2020-2021 Reinsurance Program
•First event All States retention of $43 million; first event Non-Florida retention of $15 million.
•All States first event tower extends to $3.36 billion with no co-participation in any of the layers, no limitations on loss adjustment expenses and no accelerated deposit premiums.
•Assuming a first event completely exhausts the $3.36 billion tower, the second event exhaustion point would be $1.343 billion.
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
•For the FHCF Reimbursement Contracts effective June 1, 2020, UPCIC has continued the election of the 90% coverage level. We estimate the total mandatory FHCF layer will provide approximately $2.008 billion of coverage for UPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.
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
•All States first event tower of $43.6 million with no co-participation in any of the layers, no limitation on loss adjustment expenses and no accelerated deposit premiums.
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
•For the FHCF Reimbursement Contracts effective June 1, 2020, APPCIC has continued the election of the 90% coverage level. The total mandatory FHCF layer is estimated to provide approximately $22.5 million of coverage for APPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.
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
The total cost of the 2020-2021 reinsurance programs for UPCIC and APPCIC is projected to be $499.8 million, representing approximately 34.0% of estimated direct premium earned for the 12-month treaty period.

Results of Operations
YEAR ENDED DECEMBER 31, 2020 COMPARED TO YEAR ENDED DECEMBER 31, 2019
2020 Financial and Business Highlights (comparisons are to 2019 unless otherwise specified)
•Direct premiums written overall grew by $224.8 million, or 17.4%, to $1,517.5 million.
•In Florida, direct premiums written grew by $184.6 million, or 17.3%, and in our other states, direct premiums written grew by $40.1 million, or 17.7%.
•Premiums earned, net grew by $81.1 million, or 9.6%, to $923.6 million.
•Net realized gains were $56.9 million from sales of available-for-sale securities and net realized gains were $6.5 million from the sales of equity securities.
•In May 2020, the FLOIR approved an overall 12.4% rate increase for UPCIC on Florida personal residential homeowners line of business, effective May 2020 for new business and July 2020 for renewals.
•In December 2020, the FLOIR approved an overall 7.0% rate increase for UPCIC on Florida personal residential homeowners line of business, effective December 2020 for new business and March 2021 for renewals.
•Total revenues increased by $133.4 million, or 14.2%, to $1,072.8 million.
•Weather events in excess of plan for named hurricanes and other severe weather events occurred during the year ended December 31, 2020, resulting in a $162.0 million impact after reinsurance.
•Net loss and LAE ratio was 82.2% as compared to 71.6%, driven by severe weather and prior years’ reserve development.
•Diluted earnings per common share (“EPS”) was $0.60 compared to $1.36.
•Weighted average diluted common shares outstanding were lower by 6.6% to 32.0 million shares as of December 31, 2020 from 34.2 million shares as of December 31, 2019.
•Book value per share decreased by $0.70, or 4.6%, to $14.43 at December 31, 2020 from $15.13 at December 31, 2019.
•Declared and paid dividends per common share of $0.77, including a $0.13 special dividend in December 2020.
•Repurchased 1,610,783 shares in 2020 at an aggregate cost of $28.9 million.
•Offered Universal DirectSM in all 19 states in which the Company writes policies as of December 31, 2020.
•Contributed $114 million of capital to UPCIC during 2020 to support insurance operations.
•UPCIC commenced writing homeowners policies in Iowa.
•Received Certificate of Authority from Tennessee.

A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Years Ended December 31,		Change
	2020	2019	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$1,517,479	$1,292,721	$224,758	17.4%
Change in unearned premium	(121,856)	(59,600)	(62,256)	104.5%
Direct premium earned	1,395,623	1,233,121	162,502	13.2%
Ceded premium earned	(472,060)	(390,619)	(81,441)	20.8%
Premiums earned, net	923,563	842,502	81,061	9.6%
Net investment income	20,393	30,743	(10,350)	(33.7)%
Net realized gains (losses) on investments	63,352	(12,715)	76,067	NM
Net change in unrealized gains (losses) of equity securities	25	23,188	(23,163)	(99.9)%
Commission revenue	33,163	26,101	7,062	27.1%
Policy fees	23,773	21,560	2,213	10.3%
Other revenue	8,501	7,972	529	6.6%
Total premiums earned and other revenues	1,072,770	939,351	133,419	14.2%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	758,810	603,406	155,404	25.8%
General and administrative expenses	289,729	272,428	17,301	6.4%
Total operating costs and expenses	1,048,539	875,834	172,705	19.7%
INCOME BEFORE INCOME TAXES	24,231	63,517	(39,286)	(61.9)%
Income tax expense	5,126	17,003	(11,877)	(69.9)%
NET INCOME	$19,105	$46,514	$(27,409)	(58.9)%
Other comprehensive income (loss), net of taxes	(17,618)	28,374	(45,992)	NM
COMPREHENSIVE INCOME	$1,487	$74,888	$(73,401)	(98.0)%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$0.60	$1.36	$(0.76)	(55.9)%
Weighted average diluted common shares outstanding	31,972	34,233	(2,261)	(6.6)%
Net income was $19.1 million for the year ended December 31, 2020, compared to net income of $46.5 million for the same period in 2019.
Diluted EPS for the year ended December 31, 2020 was $0.60 compared to $1.36 in 2019, a decrease of $0.76, or 55.9%. Weighted average diluted common shares outstanding for the year ended December 31, 2020 were lower by 6.6% to 32.0 million shares from 34.2 million shares for the same period of the prior year. Benefiting the year ended December 31, 2020 were increases in premiums earned, net, realized gains on investments, commission revenue, policy fees and other revenue, offset by a decrease in net investment income, a lower level of unrealized gains in the fair value of our equity securities in 2020 and increased total operating costs and expenses. Direct premium earned and premiums earned, net were up 13.2% and 9.6%, respectively, due to growth of policies in almost all states in which we are licensed and writing during the past 12 months and rate increases implemented during 2020, offset by higher costs for reinsurance flowing through to premiums earned, net. Increases in losses and LAE were the result of several factors including (1) increased estimated core losses and LAE for the current year compared to prior year, (2) premium growth and change in mix between Florida and other states and (3) increased adverse weather events. The increase was partially offset by a reduced level of prior years’ reserve development in 2020.
Direct premiums written increased by $224.8 million, or 17.4%, for the year ended December 31, 2020, driven by growth within our Florida business of $184.6 million, or 17.3%, and growth in our other states business of $40.1 million, or 17.7%, as compared to the same period of the prior year. Rate increases in Florida and in certain other states along with slightly improved retention also contributed to the premium growth. Premium in force increased in every state in which we are writing at December 31, 2020 compared to December 31, 2019. We implemented new guidelines during the year ended December 31, 2020 on new business to address emerging loss trends that have since slowed the rate of growth in Florida in certain territories during December 31, 2020. We actively wrote policies in 19 states during 2020 compared to 18 in 2019. In addition, we are authorized to do business in Tennessee and Wisconsin and are proceeding with product filings in those states. During the second quarter of 2020 the Company withdrew its application to write business in Connecticut. Policies in force, premium in force and total insured value all increased as of December 31, 2020 when compared to December 31, 2019.

Direct premium earned increased by $162.5 million, or 13.2%, for the year ended December 31, 2020, reflecting the earning of premiums written over the past 12 months and changes in rates and policies in force during that time.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents amounts paid to reinsurers for this protection. Ceded premium earned increased $81.4 million, or 20.8%, for the year ended December 31, 2020 as compared to the same period of the prior year. The increase in reinsurance costs reflects both an increase in costs associated with the increase in exposures we insure, reinstatement premiums emerging during the year and increased pricing when compared to the expired reinsurance program. Reinsurance costs, as a percentage of direct premium earned, increased from 31.7% in 2019 to 33.8% in 2020. During the fourth quarter of 2020 the Company recorded additional ceded written premiums of $18.5 million representing reinstatement premiums on Hurricane Sally losses of which $7.7 million was unearned at December 31, 2020. Reinsurance costs associated with each year’s reinsurance program are earned over the June 1st to May 31st twelve-month coverage period. See the discussion above for the Insurance Entities’ 2020-2021 reinsurance program and “Part II—Item 8— Note 4 (Reinsurance).”
Premiums earned, net of ceded premium earned, grew by 9.6%, or $81.1 million, to $923.6 million for the year ended December 31, 2020, reflecting an increase in direct premium earned offset by increased costs for reinsurance.
Net investment income was $20.4 million for the year ended December 31, 2020, compared to $30.7 million for the same period in 2019, a decrease of $10.4 million, or 33.7%. The decrease is driven by lower trends in market yields. During 2020, the Company sold most securities in an unrealized gain position to recognize market value appreciation. The total amount of securities sold was $1.1 billion. As a result, the Company reinvested its portfolio into similar securities yielding current market rates, which in many cases is a reduction from the book yields of the portfolio prior to the sale and reinvestment. The book yield of the available-for-sale debt securities was 3.08% at December 31, 2019 compared to 1.16% at December 31, 2020, a reduction of 62.3%. Total invested assets were $919.9 million as of December 31, 2020 compared to $914.6 million as of December 31, 2019. Cash and cash equivalents were $167.2 million at December 31, 2020 compared to $182.1 million at December 31, 2019, a decrease of 8.2%. Cash and cash equivalents are invested short term until needed to settle loss and LAE payments, reinsurance premium payments and operating cash needs or until they are deployed by our investment advisors.
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
We sell investments from our investment portfolio from time to time to meet our investment objectives or take advantage of market opportunities. During the year ended December 31, 2020, sales of available-for-sale debt securities resulted in net realized gain of $56.9 million and sales of equity securities resulted in net realized gain of $6.5 million, in total generating net realized gain of $63.4 million. We took the opportunity to monetize an increase in fair value of these securities to enhance surplus for UPCIC. The proceeds from the sale of available-for-sale debt securities are in the process of reinvestment. During the year ended December 31, 2019, sales of equity securities resulted in net realized losses of $14.4 million, sales of available-for-sale debt securities resulted in net realized gains of $0.5 million and the sale of an investment real estate property resulted in a realized gain of $1.2 million, in total generating net realized loss of $12.7 million. See “Part II—Item 8—Note 3 (Investments).”
There was a nominal favorable net unrealized gain in equity securities during the year ended December 31, 2020 compared to a $23.2 million favorable net unrealized gain during the year ended December 31, 2019. Unrealized gains or losses reflected on the income statement are the result of changes in the fair market value of our equity securities during the period for securities still held and the reversal of unrealized gains or losses for securities sold during the period. See “Part II—Item 8—Note 3 (Investments).”
During 2020, the COVID-19 pandemic disrupted the financial markets. In the first quarter of 2020, our investment portfolio was negatively impacted, but has since substantially recovered. We took advantage of the recovery with the realization of gains on our available-for-sale debt securities discussed above. We believe the adverse impact to our investment portfolio was minimized during this COVID-19-induced market dislocation as a result of our conservative investment strategy’s focus on capital preservation and adequate liquidity to pay claims. We believe the high credit rating and shorter duration foundation of our portfolio and portfolio diversification will help us weather these difficult market conditions, thereby limiting the impact of future economic financial market downturns on the portfolio. Recent market yields have been lower when compared to prior years and we expect that trend to continue, negatively impacting future investment returns on our portfolio. We will continue to monitor the impact of COVID-19 on our portfolio. Significant uncertainties and emerging risks still exist regarding the potential long-term impact of COVID-19 on the credit markets and our investment portfolio.
Commission revenue is comprised principally of brokerage commissions we earn from third-party reinsurers (excluding the FHCF) on reinsurance placed for the Insurance Entities. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the year ended December 31, 2020, commission revenue was $33.2 million, compared to $26.1 million for the year ended December 31, 2019. The increase in commission revenue of $7.1 million, or 27.1%, for the year ended December 31, 2020 was primarily due to increased commissions from third-party reinsurers earned on increased reinsurance premiums due to growth in our exposures, as well as the difference in pricing and structure associated with our reinsurance program when compared to the prior year.
Policy fees for the year ended December 31, 2020 were $23.8 million compared to $21.6 million for the same period in 2019. The increase of $2.2 million, or 10.3%, was the result of an increase in the total number of new and renewal policies written during the year ended December 31, 2020 compared to the same period in 2019.
Other revenue, representing revenue from policy installment fees, premium financing and other miscellaneous income, was $8.5 million for the year ended December 31, 2020 compared to $8.0 million for the same period in 2019.
The following table presents losses and LAE incurred on a direct, ceded and net basis expressed in dollars and as a percent of the respective amounts of earned premium. These amounts are further categorized as 1) core losses, 2) weather events for the current accident year and 3) prior years’ reserve development (dollars in thousands):

	For The Year Ended December 31, 2020
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$1,395,623		$472,060		$923,563
Losses and loss adjustment expenses:
Core losses	$538,826	38.6%	$316	0.1%	$538,510	58.3%
Weather events*	256,917	18.4%	94,954	20.1%	161,963	17.6%
Prior years’ reserve development	284,315	20.4%	225,978	47.9%	58,337	6.3%
Total losses and loss adjustment expenses	$1,080,058	77.4%	$321,248	68.1%	$758,810	82.2%

	For the Year Ended December 31, 2019
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$1,233,121		$390,619		$842,502
Losses and loss adjustment expenses:
Core losses	$476,739	38.7%	$51	—%	$476,688	56.6%
Weather events*	45,562	3.7%	6,912	1.8%	38,650	4.6%
Prior years’ reserve development	562,303	45.6%	474,235	121.4%	88,068	10.4%
Total losses and loss adjustment expenses	$1,084,604	88.0%	$481,198	123.2%	$603,406	71.6%
*Includes only current weather events beyond those expected.
See “Part II—Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.
Management evaluates losses and LAE in three areas, as described below and represented in the tables above, each of which have different drivers which impact reported results. As a result, these components of losses and LAE are described separately. Overall losses and LAE, net of reinsurance recoveries, were $758.8 million resulting in a 82.2% net loss and LAE ratio for the year ended December 31, 2020. This compares to $603.4 million resulting in a 71.6% net loss and LAE ratio for the year ended December 31, 2019.
The factors impacting losses and LAE are as follows:
Core losses
Our core losses consist of all losses and LAE, except weather events beyond those expected and prior years’ reserve development. We establish core loss reserves by applying a direct loss percentage (loss pick) to direct premium earned. The loss pick is set by management each year with input coming out of the annual study performed by our independent third-party actuary. Our loss pick before the claims management benefits described below, which we increased in 2019 as a result of higher loss trends in Florida, was increased slightly (0.9 loss ratio points) in 2020.

The core losses and loss ratios in the above table benefit from favorable claim management adjustment benefits derived from certain ceded claim fees or other benefits, which are described below, reducing core losses. Core losses for the year, after favorable claim management adjusting benefits for the year ended 2020 were 38.6% of direct premium earned compared to 38.7% for the same period in 2019. Although the core loss ratio only slightly changed year over year, core loss and LAE has increased and reserves increased resulting from higher premium volume and the impact of primary rate increases approved in 2020.
Weather events beyond those expected
During the year ended December 31, 2020, there were a significant number of storms including Hurricane Sally compared to prior years which in the aggregate exceeded core loss ratio expectations. The number of adverse weather events and resulting claims during the fourth quarter exceeded weather event claims reported during the first three quarters. Reported losses from Hurricane Sally significantly benefited from our catastrophe reinsurance protection. Our reinsurance program reduced our direct estimate of Hurricane Sally ultimate losses of $133.4 million to $43.0 million on a net basis after estimated reinsurance recoveries. Other weather events resulting in losses with only limited benefit from our catastrophe reinsurance protection included Hurricanes Isaias, Eta, Delta and Zeta and other unnamed storms tracked by an industry numerically assigned identifier. These weather events totaled direct losses of $123.5 million and $119.0 million net after reinsurance. In 2020 the Company experienced the highest level of unnamed weather events when compared to the previous three years.
During the year ended December 31, 2019, weather events totaled $45.6 million direct and $38.7 million net, principally for Hurricane Dorian and other weather events beyond those expected.
Prior years’ reserve development
Management identifies two drivers which influence amounts recorded as prior years’ reserve development, namely: (i) changes to prior estimates of direct and net ultimate losses on prior accident years excluding major hurricanes and (ii) changes in prior estimates of direct and net ultimate losses on hurricanes. During the year ended December 31, 2020, prior years’ reserve development totaled $284.3 million of direct losses and $58.3 million of net losses after the benefit of reinsurance.
Prior years’ reserve development, excluding hurricanes described above, was $42.1 million direct and $40.2 million net of reinsurance for the year ended December 31, 2020. This development largely resulted from increased prior-year non-hurricane companion claims in the run up to the expiration of limitations period for Hurricane Irma claims, the emergence of claims associated with AOB litigated claims, and an increase in reopened claims. In 2019, the Florida legislature enacted legislation intended to reduce abuses with claims involving AOB. Prior the effective date of the new law, the Company experienced an increase in claims reported by vendors seeking to pursue their claims under the prior law. In many instances, these claims have since further developed into litigated claims during 2020. Also, Hurricane Irma made landfall in 2017. In accordance with Florida law, the deadline for filing Hurricane Irma claims expired three years later in September 2020. As a result, in 2020 the Company experienced adverse development due to non-hurricane companion claims reported with new Hurricane Irma claims reported as the deadline approached. In 2020, claims associated with these issues continued to adversely develop, Florida’s one-way attorneys’ fee statute and overall negative legal environment have led to increased litigation and higher losses and LAE.
For the year ended December 31, 2020, development of direct and net losses on previously reported hurricanes was $242.2 million direct and $18.1 million net after the benefit of reinsurance. This was principally driven by continued adverse development of previous estimated losses and LAE on Hurricanes Irma, Michael, Florence and Matthew. Net development for the year ended December 31, 2020 principally resulted from an increase in our previously estimated losses and LAE on Hurricane Irma for claims which are not eligible for recovery from the FHCF.
As noted above, Florida law bars new, supplemental or reopened claim for loss caused by the peril of windstorm or hurricane unless notice is provided within three years of the event. In September 2020, the three-year period following Hurricane Irma expired. The Company continues to adjust and settle Hurricane Irma claims that were reported prior to the expiration of the three-year period.
For the year ended December 31, 2019, direct prior years’ reserve development of $562.3 million was principally due to increased ultimate direct losses and LAE for Hurricane Irma, which were fully ceded, while net prior years’ reserve development of $88.1 million was principally due to a change in the allocation of estimated reinsurance recoveries on Hurricane Michael losses from our Non-Florida reinsurance coverage to the All States reinsurance coverage. The Non-Florida reinsurance coverage has a lower retention and the change in the allocation of reinsurance recoveries to the All States reinsurance coverage resulted in higher retained losses.
The net loss and LAE ratio for the year ended December 31, 2020 was 82.2% compared to 71.6% for the prior year. The increase of 10.6% loss ratio points was a result of: (1) increase in weather (13.0% loss ratio points); and (2) an increase in estimated core losses and LAE ratio for the current year (1.7% loss ratio points) principally the result of higher reinsurance costs. The increase was partially offset by a lower level of prior years’ reserve development on prior years’ losses and LAE reserves (4.1% loss ratio points).

The Company continues to experience increased costs for losses and LAE in the Florida market where an industry has developed around the solicitation, filing and litigation of personal residential claims, resulting in a pattern of continued increased year over year levels of represented claims, inflation of purported claim amounts, and increased demands for attorneys’ fee. Active solicitation of personal residential claims in Florida by policyholder representatives, remediation companies and repair companies has led to an increase in the frequency and severity of personal residential claims in Florida exceeding historical levels and levels seen in other jurisdictions. A Florida statute providing a one-way right of attorneys’ fees against insurers, coupled with other adverse statutes and judicial rulings, have further produced a legal environment in Florida that encourages litigation, in many cases without regard to the underlying circumstances of the claims.
The market trends in losses and LAE led us to file in February 2020 for an overall 12.4% rate increase in Florida, which was approved effective May 18, 2020 for new business and July 7, 2020 for renewals. In addition we filed and received approval on December 31, 2020 to further increase our rates in Florida by an additional 7.0% in response to higher reinsurance costs associated with the reinsurance program we put into effect June 1, 2020. This rate change was effective December 31, 2020 for new business and March 1, 2021 for renewal business. In addition, we implemented changes to certain new business underwriting guidelines, reduced new business writings in certain Florida counties and developed and implemented specialized claims and litigation management efforts to address market trends which we believe are driving up claim costs. Nonetheless, the deterioration of the Florida residential insurance market, fostered by the proliferation of represented and litigated claims, thus far has outpaced the benefits of these initiatives.
The financial benefit from the management of claims ceded, including claim fees ceded to reinsurers, was $17.3 million for the year ended December 31, 2020, compared to $3.2 million during the year ended December 31, 2019, driven primarily by the recoveries from reinsurers in excess of costs and the financial impact of internal claim services on the expected core loss ratio. The benefit was recorded in the consolidated financial statements as a reduction to losses and LAE.
General and administrative expenses were $289.7 million for the year ended December 31, 2020, compared to $272.4 million during the same period in 2019 as detailed below (dollars in thousands):

	For the Years Ended December 31,				Change
	2020		2019		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$923,563		$842,502		$81,061	9.6%
General and administrative expenses:
Policy acquisition costs	199,102	21.6%	177,530	21.1%	21,572	12.2%
Other operating costs (1)	90,627	9.8%	94,898	11.2%	(4,271)	(4.5)%
Total general and administrative expenses	$289,729	31.4%	$272,428	32.3%	$17,301	6.4%
(1)Other operating costs includes $102 and $248 of interest expense for the year ended December 31, 2020 and 2019, respectively.
General and administrative expenses increased by $17.3 million, which was the result of increases in policy acquisition costs of $21.6 million due to commissions associated with increased premium volume offset by a decrease in other operating costs of $4.3 million. The expense ratio as a percentage of premiums earned, net decreased from 32.3% for the year ended December 31, 2019 to 31.4% for the same period in 2020. Our increase in policy acquisition costs continued to be driven by increased premium volume and continued geographic expansion into states that typically have higher commission rates as compared to Florida. Other operating costs ratio for the year ended December 31, 2020 was 9.8% compared to 11.2% for the year ended December 31, 2019, reflecting lower share-based compensation and performance bonuses in 2020 and economies of scale as other operating costs did not increase at the same rate as premiums earned, net. In addition, due to the COVID-19 pandemic, travel and auto expenses along with meal and entertainment were lower in 2020 when compared to the prior year.
Income tax expense decreased by $11.9 million, or 69.9%, for the year ended December 31, 2020, primarily as a result of a 61.9% reduction in income before income taxes, when compared with the year ended December 31, 2019. Our estimated tax rate (“ETR”) decreased to 21.2% for the year ended December 31, 2020, as compared to 26.8% for the year ended December 31, 2019. The ETR decreased as a result of a higher ratio of permanent items relative to the amount of income before taxes, principally non-deductible compensation, and a higher level of discrete tax benefits.
Other comprehensive loss, net of taxes for the year ended December 31, 2020 was $17.6 million, compared to other comprehensive income of $28.4 million for the same period in 2019, reflecting reclassifications out of cumulative other comprehensive income for available-for-sale debt securities sold and after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio. See “Part II—Item 8—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income for these periods.

YEAR ENDED DECEMBER 31, 2019 COMPARED TO YEAR ENDED DECEMBER 31, 2018
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	(in thousands)
	Years Ended December 31,		Change
	2019	2018	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$1,292,721	$1,190,875	$101,846	8.6%
Change in unearned premium	(59,600)	(69,235)	9,635	(13.9)%
Direct premium earned	1,233,121	1,121,640	111,481	9.9%
Ceded premium earned	(390,619)	(353,258)	(37,361)	10.6%
Premiums earned, net	842,502	768,382	74,120	9.6%
Net investment income	30,743	24,816	5,927	23.9%
Net realized gains (losses) on investments	(12,715)	(2,089)	(10,626)	508.7%
Net change in unrealized gains (losses) of equity securities	23,188	(17,169)	40,357	NM
Commission revenue	26,101	22,438	3,663	16.3%
Policy fees	21,560	20,275	1,285	6.3%
Other revenue	7,972	7,163	809	11.3%
Total premiums earned and other revenues	939,351	823,816	115,535	14.0%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	603,406	414,455	188,951	45.6%
General and administrative expenses	272,428	256,488	15,940	6.2%
Total operating costs and expenses	875,834	670,943	204,891	30.5%
INCOME BEFORE INCOME TAXES	63,517	152,873	(89,356)	(58.5)%
Income tax expense	17,003	35,822	(18,819)	(52.5)%
NET INCOME	46,514	$117,051	$(70,537)	(60.3)%
Other comprehensive income (loss), net of taxes	28,374	(4,748)	33,122	NM
COMPREHENSIVE INCOME	$74,888	$112,303	$(37,415)	(33.3)%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$1.36	$3.27	$(1.91)	(58.4)%
Weighted average diluted common shares outstanding	34,233	35,786	(1,553)	NM

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
Policy count, premium in force and total insured value increased at December 31, 2019 when compared to December 31, 2018. Direct premiums written increased by $101.8 million, or 8.6%, for the year ended December 31, 2019, driven by growth within our Florida business of $52.8 million, or 5.2%, and growth in our other states business of $49.0 million, or 27.6%, as compared to the same period of the prior year. Rate increases in Florida and in certain other states along with slightly improved retention were also a source of premium growth. We implemented new guidelines during the year ended December 31, 2019 on new business to address emerging loss trends that have impacted the rate of growth in Florida. Direct premiums earned increased in every state in which we are writing compared to December 31, 2018. In early March 2019, we commenced writing in Illinois, and as of December 31, 2019 we were actively writing policies in 17 states in addition to our home state of Florida.
Direct premium earned increased by $111.5 million, or 9.9%, for the year ended December 31, 2019, reflecting the earning of premiums written over the past 12 months and changes in rates and policy count during that time.

Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events or other covered events. Ceded premium represents amounts paid to reinsurers for this protection. Ceded premium earned increased $37.4 million, or 10.6%, for the year ended December 31, 2019. Reinsurance costs, as a percentage of direct premium earned, increased from 31.5% in 2018 to 31.7% in 2019. This year ceded earned premiums had a lower level of additional costs from ceded earned reinstatement premiums, $2.6 million in 2019, compared to $20.7 million in 2018. These costs relate to additional reinsurance costs from Hurricane Irma. Excluding reinstatement premiums, ceded premiums earned were 31.5% of direct premiums earned in 2019 compared to 29.7% in 2018. The increase in the ratio is a result of higher costs for the Company’s 2019-2020 reinsurance program, compared to the expired program. Costs associated with each year’s reinsurance program are earned over the June 1 to May 31 coverage period. See the discussion above for the new 2019-2020 reinsurance program and “Part II—Item 8—Note 4 (Reinsurance).”
Premiums earned, net of ceded premium earned, grew by 9.6%, or $74.1 million, to $842.5 million for the year ended December 31, 2019, reflecting the increase in direct premiums earned partially offset by increased costs of reinsurance.
Net investment income was $30.7 million for the year ended December 31, 2019, compared to $24.8 million for the year ended December 31, 2018, an increase of $5.9 million, or 23.9%. The increase is driven by the combination of the growth in cash and invested assets compared to the prior year and benefits from higher yielding assets offset by a lower trend in yields on cash and short term investments during 2019. Total invested assets were $914.6 million with an average fixed income credit rating of A+ during the year ended December 31, 2019 compared to $908.2 million with an average fixed credit rating of A+ for the same period in 2018. The duration of fixed income securities was 3.8 years at December 31, 2019 compared to 3.6 years at December 31, 2018. Cash and cash equivalents were $182.1 million at December 31, 2019 compared to $166.4 million at December 31, 2018, an increase of 9.4%. Cash and cash equivalents are invested short term until needed to settle payments to reinsurers, loss and LAE payments and operating cash needs.
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
We sell securities from our investment portfolio and real estate investments from time to time to meet our investment objectives. As further described in “Item 1—Note 3 (Investments)”, we realize both gains and losses on the sale of securities and real estate. We sold securities and investment real estate during the year ended December 31, 2019. Net of realized gains, sales resulted in a net realized loss of $12.7 million during the year ended December 31, 2019 compared to net realized loss of $2.1 million for the year ended December 31, 2018. The realized losses during the year ended December 31, 2019 resulted primarily from the sale of equity securities, whereas the realized loss for the year ended December 31, 2018 resulted primarily from the sale of municipal securities, which were liquidated in light of their diminished after-tax returns following the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). See “Part II—Item 8—Note 3 (Investments).”
There was a $23.2 million favorable net unrealized gain in equity securities during the year ended December 31, 2019 compared to a $17.2 million unfavorable net unrealized loss during the year ended December 31, 2018 Unrealized gains or losses are the result of changes in the fair market value of our equity securities during the period for securities still held and the reversal of unrealized gains or losses for securities sold during the period. See “Part II—Item 8—Note 3 (Investments).”
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
Policy fees for the year ended December 31, 2019, were $21.6 million compared to $20.3 million for the same period in 2018. The increase of $1.3 million, or 6.3%, was the result of an increase in the number of new and renewal policies written during the year ended December 31, 2019 compared to the same period in 2018.
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

	For the Year Ended December 31, 2019
		Loss		Loss		Loss
	Direct	Ratio	Ceded	Ratio	Net	Ratio
Premiums earned	$1,233,121		$390,619		$842,502
Losses and loss adjustment expenses:
Weather events*	$45,562	3.7%	$6,912	1.8%	$38,650	4.6%
Prior year adverse/(favorable) reserve development	562,303	45.6%	474,235	121.4%	88,068	10.4%
All other losses and loss adjustment expenses	476,739	38.7%	51	—%	476,688	56.6%
Total losses and loss adjustment expenses	$1,084,604	88.0%	$481,198	123.2%	$603,406	71.6%

	For the Year Ended December 31, 2018
		Loss		Loss		Loss
	Direct	Ratio	Ceded	Ratio	Net	Ratio
Premiums earned	$1,121,640		$353,258		$768,382
Losses and loss adjustment expenses:
Weather events*	$395,000	35.2%	$380,250	107.6%	$14,750	1.9%
Prior year adverse/(favorable) reserve development	622,028	55.5%	522,506	147.9%	99,522	13.0%
All other losses and loss adjustment expenses	308,295	27.5%	8,112	2.3%	300,183	39.1%
Total losses and loss adjustment expenses	$1,325,323	118.2%	$910,868	257.8%	$414,455	53.9%

*	Includes only weather events beyond expected. Items included in weather events for the year may differ from items included in quarterly reporting.
See “Part II—Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.
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
Prior year adverse development was the result of the following factors:
•In the Florida market, claims understood to have been satisfactorily resolved and closed are being re-opened, sometimes years later, typically with representation from policyholder representatives or vendors who actively solicit policyholders for the purpose of filing claims.
•Both the frequency (number of claims) and severity (cost of a claim) of claims in Florida have risen beyond anticipated levels, largely driven by consumer behavior responding to the industry that has arisen around profiting from such claims. This in turn is facilitated by Florida’s legal climate, including the one-way threat of attorneys’ fees against insurers and the relatively high cost of defending against inflated claims demands in relation to amounts in dispute.
•We have reduced our estimate for subrogation recoveries due to changes in the Florida claims and legal environment. Subrogation reduces an insurer’s net losses and results in recoveries of policyholders’ deductibles. Historically, the subrogation process often has resulted in a straightforward apportionment of losses based upon parties’ respective responsibilities. However, adverse conditions and claims-related behaviors in Florida have led to a proliferation of represented claims, claims that are inflated or of questionable merit, and claims that are reported or re-opened well after the purported dates of loss. Losses and LAE patterns associated with these claims differ from historical patterns from industry norms found in other states. Accordingly, we have reduced our estimate of subrogation recoveries to recognize that conditions in Florida likewise could impact the effectiveness of our subrogation efforts by reducing amounts otherwise owed to us and our policyholders and by increasing our subrogation costs. Losses are recorded, net of estimated subrogation recoveries in the financial statements. Estimated subrogation recoveries totaled $73.0 million at December 31, 2019 compared to $99.0 million at December 31, 2018. During 2019, we reduced our estimate of subrogation recoveries by $40.7 million.
•Direct and ceded losses include prior year reserve development on major hurricanes where the settlement of claims and the re-estimation of expected costs for losses and LAE remaining to be settled exceed previously carried reserves. In 2019, for Hurricanes Irma, Florence, Michael and Matthew, we recorded adverse development of $469.9 million of gross losses and $465.4 million of ceded losses resulting in $4.5 million net impact. This compares to only one hurricane having adverse development in 2018 of $513 million of gross losses and $513 million of ceded losses, resulting in zero net losses in 2018 from Hurricane Irma. In addition, we recorded $2.6 million in 2019, compared to$20.7 million in 2018, of contractually based costs for reinstatement premiums as a result of adverse development of ceded losses for Hurricane Irma recorded during 2019 and 2018.
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
For the year ended December 31, 2019, general and administrative expenses were $272.4 million, compared to $256.5 million during the same period in 2018, as detailed below (dollars in thousands):

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
Income tax expense decreased by $18.8 million, or 52.5%, for the year ended December 31, 2019, as a result of a 58.5% reduction in income before income taxes, when compared with the year ended December 31, 2018. Our effective tax rate increased to 26.8% for the year ended December 31, 2019, as compared to 23.4% for the year ended December 31, 2018. The effective tax rate increased slightly as a result of permanent items relative to income before taxes, principally non-deductible compensation, offset by a lower level of excess tax benefit. See “Part II—Item 8—Note 12 (Income Taxes)” for an explanation of the change in our effective tax rates.
Other comprehensive income, net of taxes for the year ended December 31, 2019 was $28.4 million of net unrealized gains related to debt securities available-for-sale compared to other comprehensive loss of $4.7 million related to net unrealized losses on debt securities available-for-sale for the same period in 2018. See “Part II—Item 8—Note 14 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income and loss for these periods.

ANALYSIS OF FINANCIAL CONDITION AS OF DECEMBER 31, 2020 COMPARED TO DECEMBER 31, 2019
We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of December 31,
Type of Investment	2020	2019
Available-for-sale debt securities	$819,861	$855,284
Equity securities	84,887	43,717
Investment real estate, net	15,176	15,585
Total	$919,924	$914,586
See “Part II—Item 8—Consolidated Statements of Cash Flows” for explanations of changes in investments and “Item 8—Note 3 (Investments).”
Restricted cash and cash equivalents increased $10.1 million to $12.7 million as of December 31, 2020 as a result of collateral held by a reinsurance captive arrangement with one of the Insurance Entities reported as a Variable Interest Entity (“VIE”) in the consolidated financial statements. See “Part II—Item 8—Note 18 (Variable Interest Entities)” for more information.
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1st to May 31st of the following year. The increase of $40.5 million to $215.7 million as of December 31, 2020 was due to additional ceded written premium for the reinsurance costs relating to our 2020-2021 catastrophe reinsurance program beginning June 1, 2020, less amortization of prepaid reinsurance premiums recorded during 2020.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE and other expenses that are expected to be recovered from reinsurers. The decrease of $32.8 million to $160.4 million as of December 31, 2020 was primarily due to the collection of amounts due from reinsurers relating to settled claims from hurricanes and other events covered by our reinsurance contracts.
Premiums receivable, net represents amounts receivable from policyholders. The increase in premiums receivable, net of $3.0 million to $66.9 million as of December 31, 2020 relates to growth and consumer payment behavior of our business. The amount of direct premiums written during a calendar year tends to increase just prior to the second quarter and tends to decrease approaching the fourth quarter.
Property and equipment, net increased by $12.2 million to $53.6 million as of December 31, 2020, primarily as the result of new spend on capitalized software expenditures and, to a lesser extent, the remaining capitalized costs to outfit a new office building in Fort Lauderdale, Florida, which will be used to meet the staffing needs of the Company as the business continues to expand, and new IT equipment to address work-from-home IT equipment needs during the COVID-19 pandemic.
Deferred policy acquisition costs (“DPAC”) increased by $18.7 million to $110.6 million as of December 31, 2020, which is consistent with the underlying premium growth. See “Part II—Item 8—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Income taxes recoverable represents the difference between estimated tax obligations and tax payments made to taxing authorities. As of December 31, 2020, the balance recoverable was $30.6 million, representing amounts due from taxing authorities at that date, compared to a balance recoverable of $34.3 million as of December 31, 2019. Income taxes recoverable as of December 31, 2020 will be applied to future periods to offset future federal and state income tax obligations.
Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the year ended December 31, 2020, the deferred income tax asset, net increased by $2.9 million to $6.3 million. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
See “Part II—Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE increased by $54.7 million to $322.5 million as of December 31, 2020. The increase in unpaid losses and LAE was principally due to increased 2020 weather in excess of plan reduced by the settlement of claims from previous hurricane and storm events, as more newly reported and expected claims from 2020 exceeded prior year claim settlements. Overall unpaid losses and LAE increased, as new emerging claims exceeded claim settlements. Unpaid losses and LAE are net of estimated subrogation recoveries of $71 million as of December 31, 2020 compared to $73 million as of December 31, 2019.

Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The increase of $121.9 million to $783.1 million as of December 31, 2020 reflects both organic growth and the seasonality of our business, which varies from month to month.
Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $18.6 million from December 31, 2019 to $49.6 million as of December 31, 2020 reflects customer payment behavior and organic growth.
We exclude net negative cash balances, if any, from cash and cash equivalents that we have with any single financial institution based on aggregating the book balance of all accounts at the institution which have the right of offset. If the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Consolidated Balance Sheet to book overdraft. These amounts represent outstanding checks or drafts not yet presented to the financial institution in excess of amounts on deposit at the financial institutions. We maintain a short-term cash investment strategy sweep to maximize investment returns on cash balances. Book overdraft totaled $59.4 million as of December 31, 2020, compared to $90.4 million as of December 31, 2019. The decrease of $31.0 million is the result of lower cash balances available for offset as of December 31, 2020 compared to December 31, 2019.
Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers and cash advances received from reinsurers, if any. On June 1st of each year, we renew our catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which runs from June 1st to May 31st. The balance decreased by $112.3 million to $10.3 million as of December 31, 2020 as a result of an acceleration of payments in December 2020 for amounts typically paid in January and April of the following year relating to the 2020-2021 reinsurance program.
Other liabilities and accrued expenses increased by $30.7 million to $52.3 million as of December 31, 2020, primarily driven by an increase in the collection of advanced reinsurance commission of $15.4 million received by BARC, payable for unsettled security purchases of $8.8 million and an increase of $8.9 million due to timing of accrued obligations. Advance reinsurance commission represents the early collection of reinsurance commissions by BARC as a result of the Company settling its reinsurance obligations before the contractual due date. Payable for securities purchased represents payables relating to available-for-sale debt securities purchases which settled after December 31, 2020. There were payable for securities purchased totaling $8.8 million as of December 31, 2020. There were no payable for securities purchased as of December 31, 2019.
Capital resources, net decreased by $46.1 million during the year ended December 31, 2020, reflecting decreases in stockholders’ equity and long-term debt. The reduction in stockholders’ equity was principally the result of our treasury stock repurchases and dividends to shareholders offset by our 2020 net income and share-based compensation. In addition, accumulated other comprehensive income, net of taxes decreased by $17.0 million as a result of realized gains on the sale of available-for-sale debt securities during the period. See “Part II—Item 8—Consolidated Statements of Stockholders’ Equity” and “Item 8—Note 8 (Stockholders’ Equity)” for an explanation of changes in treasury stock. The reduction in long-term debt of $1.5 million was the result of principal payments on debt during 2020. See “—Liquidity and Capital Resources” for more information.
Additional paid-in-capital increased by $7.4 million primarily from share-based compensation expense of $8.7 million for the year ended December 31, 2020. This was offset by the common stock value acquired and cancelled through tax withholdings on the intrinsic value of restricted stock vested, performance units vested, and restricted stock units vested for share-based payment transactions of $1.3 million for the year ended December 31, 2020.

Liquidity and Capital Resources
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short- and long-term obligations. Funds generated from operations have been sufficient and we expect them to be sufficient to meet our current and long term liquidity requirements. We will continue to monitor liquidity as the economic consequences of COVID-19 continue to unfold. See discussion below regarding the COVID-19 pandemic’s impact. Also see the discussion above under “Overview—Trends—Impact of COVID-19” regarding our response to COVID-19, the financial impact to us in 2020, our general outlook and plans to monitor the economic consequences of COVID-19.
The balance of cash and cash equivalents as of December 31, 2020 was $167.2 million, compared to $182.1 million at December 31, 2019. See “Part II—Item 8—Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between December 31, 2020 and 2019. The decrease in cash and cash equivalents was driven by cash flows used in financing activities in excess of those generated from operating and investing activities. We have not experienced an adverse impact on our liquidity as a result of the COVID-19 pandemic. Our cash investment strategy at times includes cash investments where the right of offset against other bank accounts does not exist. A book overdraft occurs when aggregating the book balance of all accounts at a financial institution for accounts which have the right of offset, and if the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Consolidated Balance Sheet to book overdraft. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from

June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st and December 1st, and third-party reinsurance are generally paid in four installments on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. See “Part II—Item 8—Note 15 (Commitments and Contingencies)” and “—Contractual Obligations” for more information.
During 2020, there was one significant hurricane which occurred, Hurricane Sally, where estimated losses benefited from UPCIC’s reinsurance program. During 2019, there was one hurricane which occurred, Hurricane Dorian, where claims were within UPCIC’s retention under its reinsurance program. The Company’s reinsurance program provides sufficient liquidity in the form of cash advances for paid losses ceded to the reinsurers. During 2020, the Company routinely collected amounts ceded to reinsurers and, as in the past did not have to use funds in the Company’s investment portfolio. See “ Results of Operations” for more information.
The balance of restricted cash and cash equivalents as of December 31, 2020 and 2019 represents cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business and, in 2020, restricted cash and cash equivalents also includes collateral held by a reinsurance captive arrangement with one of the Insurance Entities reported as a VIE in the condensed consolidated financial statements. The amount of collateral held was $10.1 million as of December 31, 2020. See “Part II—Item 8—Note 18 (Variable Interest Entities)” for more information.
Liquidity is required at the holding company for us to cover the payment of general operating expenses and contingencies, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of income taxes, net of amounts received from affiliates, capital contributions to subsidiaries, if needed, and interest and principal payments on outstanding debt obligations of the holding company, if any. The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. Principal sources of liquidity for the holding company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions earned on reinsurance contracts placed by BARC and policy fees. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income from those investments. As discussed in “Item 8—Note 5 (Insurance Operations),” there are limitations on the dividends the Insurance Entities may pay to their immediate parent company, Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida).
The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 8—Note 5 (Insurance Operations).” The maximum dividend that may be paid by the Insurance Entities to PSI without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the years ended December 31, 2020 and 2019 the Insurance Entities did not pay dividends to PSI.
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
Our insurance operations provide liquidity as premiums are generally received months or even years before potential losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale. The average credit rating on our available-for-sale securities was A+ as of December 31, 2020 and December 31, 2019. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of our available-for-sale securities was 4.0 years as of December 31, 2020 compared to 3.8 years at December 31, 2019. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments.
The Insurance Entities are responsible for losses related to catastrophic events in excess of coverage provided by the Insurance Entities’ reinsurance programs and retentions before our reinsurance protection commences. Also, the Insurance Entities are responsible for all other losses that otherwise may not be covered by the reinsurance programs and any amounts arising in the event of a reinsurer default. Losses or a default by reinsurers may have a material adverse effect on either of the Insurance Entities or on our business, financial condition, results of operations and liquidity.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio for the periods presented (dollars in thousands):

	As of December 31,
	2020	2019
Stockholders’ equity	$449,262	$493,901
Total long-term debt	8,456	9,926
Total capital	$457,718	$503,827

Debt-to-total capital ratio	1.8%	2.0%
Debt-to-equity ratio	1.9%	2.0%
The debt-to-total capital ratio is total long-term debt divided by total capital resources, whereas debt-to-equity ratio is total long-term debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.
The Insurance Entities are required annually to comply with the NAIC RBC requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2020, based on calculations using the appropriate NAIC RBC formula, the Insurance Entities reported, and respective total adjusted capital was in excess of the requirements. Failure by the Insurance Entities to maintain the required level of statutory capital and surplus could result in the suspension of their authority to write new or renewal business, other regulatory actions, or ultimately, in the revocation of their certificate of authority by the FLOIR.
In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term, with quarterly payments of interest based on the 10-year Constant Maturity Treasury Index. UPCIC is in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to submit quarterly filings to the FLOIR; (iii) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (iv) misuses proceeds of the surplus note; (v) makes any misrepresentations in the application for the program; (vi) pays any dividend when principal or interest payments are past due under the surplus note; or (vii) fails to maintain a level of surplus and reinsurance sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the FLOIR annually. To avoid a penalty rate, UPCIC must maintain either a ratio of net written premium to surplus of 2:1 or a ratio of gross written premium of 6:1 according to a calculation method set forth in the surplus note. As of December 31, 2020, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates. At December 31, 2020, UPCIC was in compliance with the terms of the surplus note. Total adjusted capital surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.
In addition to the liquidity generally provided from operations, we maintain a conservative, well-diversified investment portfolio, predominantly comprised of fixed income securities with an average credit rating of A+, that focuses on capital preservation and providing an adequate source of liquidity for potential claim payments and other cash needs. The portfolio’s secondary investment objective is to provide a total rate of return with emphasis on investment income. Historically, we have consistently generated funds from operations, allowing our cash and invested assets to grow. We have not had to liquidate investment holdings to fund either operations or financing activities. During March 2020, we initially saw extreme instability and dysfunction in the fixed income market, which settled down as the Federal Reserve provided liquidity to that marketplace in the latter part of March. Subsequent to March 2020, we took advantage of the market recovery and recognized $56.6 million of net realized gains on the sales of our available-for-sale debt securities that were in an unrealized gain position. In addition to monetizing an unrealized gain that was recognized in stockholders’ equity under the United States Generally Accepted Accounting Principles (“U.S. GAAP”) on a consolidated basis for available-for-sale debt securities and carried at fair value, the realized gains served to increase surplus for UPCIC since available-for-sale debt securities are generally carried at amortized cost under statutory accounting rules.
Impact of COVID-19 Pandemic
Although volatility in the markets remains a key risk as the world continues to navigate the consequences of the COVID-19 pandemic, there has been significant recovery in values since the low point on or about March 23, 2020. The proceeds from the sales of available-for-sale debt securities discussed above are in the process of reinvestment which accounts for a temporary increase in cash and cash equivalents as of December 31, 2020. The sales took advantage of increased market prices occurring on our available-for-sale debt investment portfolio. As a result of the sales and reinvestment of available-for-sale debt securities, it is expected that future portfolio investment income will reflect current market rates which are below the book yield of the securities sold. We remain in regular contact with our advisors to monitor credit actions taken to issuers of our securities and discuss appropriate responses to those actions. We believe these measures, when combined with the inherent liquidity generated by our business model and in our investment portfolio, will allow us to continue to meet our short- and long-term obligations.
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
Looking Forward
We continue to monitor a range of financial metrics related to our business. Although we have not experienced material adverse impacts on our business or liquidity, conditions are subject to change depending on the duration of governmental stay-at-home directives, the extent of the economic downturn, and the pace and extent of an economic recovery. Significant uncertainties exist with the potential long-term impact of COVID-19, including unforeseen newly emerging risks that could affect us. We will continue to monitor the broader economic impacts of COVID-19 and its impact on our operations and financial condition including liquidity and capital resources.
Common Stock Repurchases
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
In total, during the year ended December 31, 2020, we repurchased an aggregate of 1,610,783 shares of our common stock in the open market at an aggregate purchase price of $28.9 million. Also see “Part II—Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Registrant Purchases of Equity Securities” for share repurchase activity during 2020 and the three months ended December 31, 2020.
Cash Dividends
The following table summarizes the dividends declared and paid by the Company during the year ended December 31, 2020:

	Dividend	Shareholders	Dividend	Cash Dividend
2020	Declared Date	Record Date	Payable Date	Per Share Amount
First Quarter	February 11, 2020	March 12, 2020	March 19, 2020	$0.16
Second Quarter	April 16, 2020	May 14, 2020	May 21, 2020	$0.16
Third Quarter	July 6, 2020	July 31, 2020	August 7, 2020	$0.16
Fourth Quarter	November 16, 2020	December 11, 2020	December 18, 2020	$0.29
Reinsurance Recoverable
The following table provides total unpaid loss and LAE, net of related reinsurance recoverable for the dates presented (in thousands):

	Years Ended December 31,
	2020	2019
Unpaid loss and LAE, net	$75,471	$54,156
IBNR loss and LAE, net	127,472	90,383
Total unpaid loss and LAE, net	$202,943	$144,539

Reinsurance recoverable on unpaid loss and LAE	$18,957	$9,119
Reinsurance recoverable on IBNR loss and LAE	100,565	114,102
Total reinsurance recoverable on unpaid loss and LAE	$119,522	$123,221

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
The following table provides the statutory loss ratios, expense ratios and combined ratios for the periods indicated for the Insurance Entities:

	Years Ended December 31,
	2020	2019
Loss and LAE Ratio (1)
UPCIC	84%	72%
APPCIC	34%	26%
Expense Ratio (1)
UPCIC	36%	36%
APPCIC	50%	53%
Combined Ratio (1)
UPCIC	120%	108%
APPCIC	84%	79%

(1)The ratios are net of ceded premiums and losses and LAE, including premiums ceded to our catastrophe reinsurers which comprise a significant cost, and losses and LAE ceded to reinsurers. The expense ratio includes management fees and commissions, which are based on market rates, paid to an affiliate of the Insurance Entities in the amount of $118.1 million and $104.6 million for UPCIC for the years ended December 31, 2020 and 2019, respectively, and $0.9 million and $0.6 million for each of the years ended December 31, 2020 and 2019, respectively, for APPCIC. The management fees and commissions paid to the affiliate are eliminated in consolidation.
Ratings
The Insurance Entities’ financial strength is rated by a rating agency to measure the Insurance Entities’ ability to meet their financial obligations to its policyholders. The agency maintains a letter scale Financial Stability Rating® system ranging from “A” (A double prime) to “L” (licensed by state regulatory authorities).
In November 2020, Demotech, Inc. affirmed the Financial Stability Rating® of “A” for the Insurance Entities. According to Demotech, Inc., the assigned rating represents a company’s continued positive surplus related to policyholders, liquidity of invested assets, an acceptable level of financial leverage, reasonable loss and LAE reserves, and realistic pricing. The ratings of the Insurance Entities are subject to at least annual review by Demotech, Inc., and may be revised upward or downward or revoked at the sole discretion of Demotech, Inc. Financial Stability Ratings® are primarily directed towards policyholders, and are not evaluations directed toward the protection of investors in a company, including holders of a company’s common stock, and are not recommendations to buy, sell or hold securities. See “Part I—Item 1A—Risk Factors—Risks Relating to Our Business and Operations—A downgrade in our Financial Stability Rating® may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition.”

Off-Balance Sheet Arrangements
The Company does not have any off-balance arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company, except for multi-year reinsurance contract commitments for future years that will be recorded at the commencement of the coverage period. See “Part II—Item 8—Note 15 (Commitments and Contingencies)” for more information.

Contractual Obligations
The following table represents our contractual obligations for which cash flows are fixed or determinable as of December 31, 2020 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Reinsurance payable and multi-year commitments (1)	$209,930	$10,312	$199,618	$—	$—
Unpaid losses and LAE, direct (2)	322,465	195,413	93,515	25,475	8,062
Long-term debt	8,623	1,523	4,510	2,590	—
Total contractual obligations	$541,018	$207,248	$297,643	$28,065	$8,062

(1)The 1-3 years amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Part II—Item 8—Note 15 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through December 31, 2020. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from our reinsurance program. See “Part II—Item 8—Note 4 (Reinsurance).”
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
For a further discussion of our involvement with the VIE, see “Part II—Item 8—Note 2 (Summary of Significant Accounting Policies)” and “Item 8—Note 18 (Variable Interest Entities).”

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
Liability for Unpaid Losses and LAE
A liability, net of estimated subrogation, is established to provide for the estimated costs of paying losses and LAE under insurance policies the Insurance Entities have issued. Underwriting results are significantly influenced by an estimate of a liability for unpaid losses and LAE. The liability is an estimate of amounts necessary to settle all outstanding claims, including claims that have been incurred, but not yet reported as of the financial statement date. The process of estimating loss reserves requires significant judgment due to a number of variables, such as the type, severity and jurisdiction of loss, economic conditions including inflation, social attitudes, judicial decisions and legislative development and changes in claims handling procedures. These variables will inherently result in an ultimate liability that will differ from initial estimates. See “Part I—Item 1A—Risk Factors—Risks Relating to Our Business and Operations—Actual claims incurred have exceeded, and in the future may exceed, reserves established for claims, adversely affecting our operating results and financial condition.” We revise our reserve for unpaid losses as additional information becomes available, and reflect adjustments, if any, in our earnings in the periods in which we determine the adjustments are necessary. We estimate and accrue our right to subrogate reported or estimated claims against other parties. Subrogated claims are recorded at amounts estimated to be received from the subrogated parties, net of expenses and netted against unpaid losses and LAE.
See “Part II—Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a discussion of the Company’s basis and methodologies used to establish its liability for unpaid losses and LAE along with the following quantitative disclosures:
•Five-year accident year table on incurred claim and allocated claim adjustment expenses, net of reinsurance including columns of:
◦IBNR—Total of Incurred-but-not-reported liabilities plus expected development (redundancy) on reported claims by accident year, and
◦Claim counts—cumulative number of reported claims by accident year.
•Five-year accident year table on cumulative paid claims and allocated claim adjustment expenses, net of reinsurance,
•Reconciliation of net incurred and paid claims development tables to the liability for unpaid losses and LAE in the consolidated balance sheet,
•Duration—a table of the average historical claims duration for the past five years, and
•Reconciliation of the change in liability for unpaid losses and LAE presented in the consolidated financial statements.
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
Changes in homeowners current year claim severity are generally influenced by inflation in the cost of building materials, the cost of construction and property repair services, the cost of replacing home furnishings and other contents, the types of claims that qualify for coverage, the presence of third party representation, such as legal or repair contractors (which serve to inflate claim expenses) and other economic and environmental factors. We employ various loss management programs to mitigate the effects of these factors.
Key assumptions that may materially affect the estimate of the reserve for loss and LAE relate to the effects of emerging claim and coverage issues. As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverages may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent, lengthening the time to final settlement, or by increasing the number or size of claims. Key assumptions that are premised on future emergence that are inconsistent with historical loss reserve development patterns include but are not limited to:
•Adverse changes in loss cost trends, including inflationary pressures in home repair costs;
•Judicial expansion of policy coverage and the impact of new theories of liability; and
•Plaintiffs targeting property and casualty insurers in purported class action litigation related to claims-handling and other practices.

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
In compliance with annual statutory reporting requirements, our appointed independent actuary provides a Statement of Actuarial Opinion (“SAO”) indicating that carried loss and LAE reserves recorded at each annual balance sheet date make a reasonable provision for all of the Insurance Entities’ unpaid loss and LAE obligations under the terms of contracts and agreements with our policyholders. Recorded reserves are compared to the indicated range provided in the actuary’s report accompanying the SAO. At December 31, 2020, the recorded amount for net loss and LAE falls within the range determined by the appointed independent actuaries and approximates their best estimate.

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
In selecting the range of reasonable estimates, the range of indications produced by the various methods is evaluated, the relative strengths and weaknesses of each method are considered, and from those inputs a range of estimates can be selected. For reasons cited above, this range of estimated ultimate losses is typically smaller for older, more mature accident periods and greater for more recent, less mature accident periods. The greatest level of uncertainty is associated with the most recent accident years, and particularly years during which catastrophe events occurred.
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
Due to the uncertainties involved, the ultimate cost of losses and LAE may vary materially from recorded amounts, which are based on our best estimates. The liability for unpaid losses and LAE at December 31, 2020 is $322.5 million.
Reinsurance
In the normal course of business, we seek to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. While ceding premiums to reinsurers reduces our risk of exposure in the event of catastrophic losses, it also reduces our potential for greater profits in the event that such catastrophic events do not occur. We believe that the extent of our reinsurance level of protection is typical of, or exceeds, that of other insurers actively writing in the Florida homeowners insurance market. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreement and consistent with the establishment of our gross liability. The Insurance Entities’ reinsurance policies do not relieve them from their obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses; consequently, allowances are established for amounts deemed uncollectible from reinsurers. No such allowance was deemed necessary as of December 31, 2020.
Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the Financial Accounting Standards Board (“FASB”) revised U.S. GAAP with the issuance of Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions and clarifying certain requirements regarding franchise taxes, goodwill, consolidated tax expenses and annual effective tax rate calculations. The ASU is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We do not believe this standard will have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of December 31, 2020 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
The primary objectives of the investment portfolio are the preservation of capital and providing adequate liquidity for potential claim payments and other cash needs. The portfolio’s secondary investment objective is to provide a total rate of return with an emphasis on investment income. None of our investments in risk-sensitive Financial Instruments were entered into for trading purposes.
See “Part II—Item 8—Note 3 (Investments)” and “Item 1—Business—Investments” for more information about our Financial Instruments.
Interest Rate Risk
Interest rate risk is the sensitivity of the fair market value of a fixed-rate Financial Instrument to changes in interest rates. Generally, when interest rates rise, the fair value of our fixed-rate Financial Instruments declines.
The following tables provide information about our fixed income Financial Instruments as of December 31, 2020 compared to December 31, 2019, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	December 31, 2020
	2021	2022	2023	2024	2025	Thereafter	Other	Total
Amortized cost	$31,333	$58,790	$107,735	$179,872	$133,872	$303,880	$165	$815,647
Fair market value	$31,578	$58,868	$108,412	$180,011	$134,740	$306,041	$211	$819,861
Coupon rate	2.75%	1.88%	2.15%	3.12%	2.51%	2.41%	7.50%	2.52%
Book yield	2.12%	0.59%	0.84%	0.71%	1.07%	1.59%	6.31%	1.16%
* Years to effective maturity - 5.4 years

	December 31, 2019
	2020	2021	2022	2023	2024	Thereafter	Other	Total
Amortized cost	$106,961	$107,705	$59,350	$124,596	$98,477	$331,082	$165	$828,336
Fair market value	$107,259	$108,516	$60,105	$128,599	$101,345	$349,259	$201	$855,284
Coupon rate	2.46%	2.58%	3.06%	3.52%	3.50%	3.64%	7.50%	3.28%
Book yield	2.46%	2.44%	2.77%	3.27%	3.03%	3.47%	6.31%	3.08%
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
The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	December 31, 2020		December 31, 2019
	Fair Value	Percent	Fair Value	Percent
Equity securities:
Common stock	$2,435	2.9%	$2,377	5.4%
Mutual funds	82,452	97.1%	41,340	94.6%
Total equity securities	$84,887	100.0%	$43,717	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at December 31, 2020 and 2019 would have resulted in a decrease of $17.0 million and $8.7 million, respectively, in the fair value of those securities.
The COVID-19 pandemic presents new and emerging uncertainty to the financial markets. See further discussion in “Part II—Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Universal Insurance Holdings, Inc. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Universal Insurance Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and schedules (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the COSO framework.

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

Liability for Unpaid Losses and Loss Adjustment Expenses - Refer to Notes 1 and 17 to the financial statements

Critical Audit Matter Description

The Company’s estimated liability for unpaid losses and loss adjustment expense (LAE) totaled $322.5 million at December 31, 2020. The balance consists of three components: (1) an amount determined from current loss reports for individual cases reported but unpaid based on past experience of similar cases settled, (2) an amount for claims incurred but not reported and development of reported claims based on a range of actuarial methodologies and assumptions and (3) an amount for expenses for investigating and the settlement of reported and unreported claims. Estimating the liability for unpaid losses and LAE requires significant judgment relating to factors such as claim development patterns, severity, type and jurisdiction of loss, economic conditions, legislative developments, and a variety of actuarial assumptions. Management engages an independent actuarial firm to prepare an actuarial analysis of unpaid losses and LAE and provide a statement of actuarial opinion on management’s estimate of unpaid losses and LAE. Estimating the liability for unpaid losses and LAE is inherently uncertain, dependent on management judgement and significantly impacted by claim and actuarial factors and conditions which may change over time. The ultimate settlement of unpaid losses and LAE may vary materially from the recorded liability, and such variance may adversely affect the Company’s financial results. For these reasons, we identified the estimate of unpaid losses and LAE as a critical audit matter as it involved especially subjective auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the liability for unpaid losses and LAE included the following, among others:

•We obtained an understanding, evaluated the design, and tested the operating effectiveness of key controls over the process and data used by management to estimate the liability for unpaid losses and LAE including those controls related to the estimation of and management’s review of the estimated liability of unpaid losses and LAE;
•We tested the completeness, integrity and accuracy of the underlying data used by the Company’s actuary such as paid loss data, case reserve data, loss adjustment expense data and loss development tables;
•We verified the consistency of the estimation process between the current year and those used in prior years and assessed the reasonableness of management’s selection of its estimate for unpaid losses and LAE;
•With assistance from our actuarial specialist, we reviewed the reasonableness of the methods and assumptions used by the Company and their engaged actuary to develop their unpaid losses and LAE reserve estimate;
•We evaluated management’s prior year estimate for unpaid losses and LAE and the factors leading to changes in the estimate recognized in the current year. With the assistance of our actuarial specialist, we assessed the reasonableness of management’s revisions to the estimate for unpaid losses and LAE.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2002.

Chicago, Illinois
February 26, 2021

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2020	2019
ASSETS
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $186 (amortized cost: $815,647 and $828,336)	$819,861	$855,284
Equity securities, at fair value (cost: $84,667 and $43,523)	84,887	43,717
Investment real estate, net	15,176	15,585
Total invested assets	919,924	914,586
Cash and cash equivalents	167,156	182,109
Restricted cash and cash equivalents	12,715	2,635
Prepaid reinsurance premiums	215,723	175,208
Reinsurance recoverable	160,417	193,236
Premiums receivable, net	66,883	63,883
Property and equipment, net	53,572	41,351
Deferred policy acquisition costs	110,614	91,882
Income taxes recoverable	30,576	34,283
Deferred income tax asset, net	6,284	3,351
Other assets	14,877	17,328
Total assets	$1,758,741	$1,719,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$322,465	$267,760
Unearned premiums	783,135	661,279
Advance premium	49,562	30,975
Book overdraft	59,399	90,401
Reinsurance payable, net	10,312	122,581
Commission payable	23,809	21,431
Other liabilities and accrued expenses	52,341	21,598
Long-term debt	8,456	9,926
Total liabilities	1,309,479	1,225,951
Commitments and Contingencies (Note 15)
STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference - $9.99 and $9.99 per share
Common stock, $.01 par value	468	467
Authorized shares - 55,000
Issued shares - 46,817 and 46,707
Outstanding shares - 31,137 and 32,638
Treasury shares, at cost - 15,680 and 14,069	(225,506)	(196,585)
Additional paid-in capital	103,445	96,036
Accumulated other comprehensive income (loss), net of taxes	3,343	20,364
Retained earnings	567,512	573,619
Total stockholders’ equity	449,262	493,901
Total liabilities and stockholders’ equity	$1,758,741	$1,719,852

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$1,517,479	$1,292,721	$1,190,875
Change in unearned premium	(121,856)	(59,600)	(69,235)
Direct premium earned	1,395,623	1,233,121	1,121,640
Ceded premium earned	(472,060)	(390,619)	(353,258)
Premiums earned, net	923,563	842,502	768,382
Net investment income	20,393	30,743	24,816
Net realized gains (losses) on investments	63,352	(12,715)	(2,089)
Net change in unrealized gains (losses) of equity securities	25	23,188	(17,169)
Commission revenue	33,163	26,101	22,438
Policy fees	23,773	21,560	20,275
Other revenue	8,501	7,972	7,163
Total premiums earned and other revenues	1,072,770	939,351	823,816
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	758,810	603,406	414,455
General and administrative expenses	289,729	272,428	256,488
Total operating costs and expenses	1,048,539	875,834	670,943
INCOME BEFORE INCOME TAXES	24,231	63,517	152,873
Income tax expense	5,126	17,003	35,822
NET INCOME	$19,105	$46,514	$117,051
Basic earnings per common share	$0.60	$1.37	$3.36
Weighted average common shares outstanding - Basic	31,884	33,893	34,856
Diluted earnings per common share	$0.60	$1.36	$3.27
Weighted average common shares outstanding - Diluted	31,972	34,233	35,786
Cash dividend declared per common share	$0.77	$0.77	$0.73

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2020	2019	2018
Net income	$19,105	$46,514	$117,051
Other comprehensive income (loss), net of taxes	(17,618)	28,374	(4,748)
Comprehensive income (loss)	$1,487	$74,888	$112,303

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2017	(11,043)		45,778	10	$458	$—	$86,186	$464,748	$(6,281)	$(105,123)	$439,988
Cumulative effect of change in accounting principle (ASU 2016-01)	—		—	—	—	—	—	(3,601)	3,601	—	—
Balance, January 1, 2018	(11,043)		45,778	10	458	—	86,186	461,147	(2,680)	(105,123)	439,988
Vesting of performance share units	(43)	(1)	127	—	1	—	(1)	—	—	(1,273)	(1,273)
Grants and vesting of restricted stock	(4)	(1)	80	—	1	—	(1)	—	—	(154)	(154)
Stock option exercises	(1,314)	(1)	1,890	—	19	—	36,568	—	—	(47,772)	(11,185)
Retirement of treasury shares	1,361	(1)	(1,361)	—	(14)	—	(49,185)	—	—	49,199	—
Purchases of treasury stock	(688)		—	—	—	—	—	—	—	(25,276)	(25,276)
Share-based compensation	—		—	—	—	—	12,786	—	—	—	12,786
Net income	—		—	—	—	—	—	117,051	—	—	117,051
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	(4,748)	—	(4,748)
Reclassification of income taxes upon adoption of ASU 2018-02	—		—	—	—	—	—	582	(582)	—	—
Declaration of dividends ($0.73 per common share and $1.00 per preferred share)	—		—	—	—	—	—	(25,556)	—	—	(25,556)
Balance, December 31, 2018	(11,731)		46,514	10	465	—	86,353	553,224	(8,010)	(130,399)	501,633
Vesting of performance share units	(56)	(1)	148	—	2	—	(2)	—	—	(2,069)	(2,069)
Grants and vesting of restricted stock	(41)	(1)	50	—	—	—	—	—	—	(1,183)	(1,183)
Vesting of restricted stock units	(10)	(1)	25	—	—	—	—	—	—	(259)	(259)
Stock option exercises	(79)	(1)	151	—	2	—	2,661	—	—	(2,622)	41
Common stock issued	—		5	—	—	—	147	—	—	—	147
Retirement of treasury shares	186	(1)	(186)	—	(2)	—	(6,131)	—	—	6,133	—
Purchases of treasury stock	(2,338)		—	—	—	—	—	—	—	(66,186)	(66,186)
Share-based compensation	—		—	—	—	—	13,008	—	—	—	13,008
Net income	—		—	—	—	—	—	46,514	—	—	46,514
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	28,374	—	28,374
Declaration of dividends ($0.77 per common share and $1.00 per preferred share)	—		—	—	—	—	—	(26,119)	—	—	(26,119)
Balance, December 31, 2019	(14,069)		46,707	10	467	—	96,036	573,619	20,364	(196,585)	493,901
Cumulative effect of change in accounting principle (ASU 2016-13)	—		—	—	—	—	—	(597)	597	—	—
Balance, January 1, 2020	(14,069)		46,707	10	467	—	96,036	573,022	20,961	(196,585)	493,901
Vesting of performance share units	(25)	(1)	83	—	1	—	(1)	—	—	(646)	(646)
Vesting of restricted stock	(4)	(1)	—	—	—	—	—	—	—	(61)	(61)
Grants and issue of stock awards	—	(1)	1	—	—	—	30	—	—	—	30
Vesting of restricted stock units	(35)	(1)	90	—	—	—	—	—	—	(608)	(608)
Retirement of treasury shares	64	(1)	(64)	—	—	—	(1,315)	—	—	1,315	—
Purchases of treasury stock	(1,611)		—	—	—	—	—	—	—	(28,921)	(28,921)
Share-based compensation	—		—	—	—	—	8,695	—	—	—	8,695
Net income	—		—	—	—	—	—	19,105	—	—	19,105
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	(17,618)	—	(17,618)
Declaration of dividends ($0.77 per common share and $1.00 per preferred share)	—		—	—	—	—	—	(24,615)	—	—	(24,615)
Balance, December 31, 2020	(15,680)		46,817	10	$468	$—	$103,445	$567,512	$3,343	$(225,506)	$449,262

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of stock options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.
The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net Income	$19,105	$46,514	$117,051
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	526	453	467
Depreciation and amortization	5,107	4,957	4,820
Amortization of share-based compensation	8,695	13,008	12,786
Reversal of provision for credit losses on available-for-sale debt securities	(605)	—	—
Book overdraft increase (decrease)	(31,002)	(12,442)	66,128
Net realized (gains) losses sale on investments	(63,352)	12,715	2,089
Net change in unrealized gains (losses) of equity securities	(25)	(23,188)	17,169
Amortization of premium/accretion of discount, net	4,629	1,663	1,482
Deferred income taxes	2,789	1,972	(3,740)
Excess tax (benefit) shortfall from share-based compensation	237	(641)	(5,427)
Other	162	411	196
Issuance of common stock	30	147	—
Net change in assets and liabilities relating to operating activities:
Prepaid reinsurance premiums	(40,515)	(32,458)	(9,944)
Reinsurance recoverable	32,819	225,367	(236,198)
Premiums receivable, net	(3,525)	(4,475)	(3,823)
Accrued investment income	1,544	(330)	(1,149)
Income taxes recoverable	3,470	(22,483)	3,741
Deferred policy acquisition costs, net	(18,732)	(7,196)	(11,627)
Other assets	862	(2,498)	(968)
Unpaid losses and loss adjustment expenses	54,705	(205,069)	224,404
Unearned premiums	121,856	59,600	69,235
Commission payable	2,378	1,341	8,248
Reinsurance payable, net	(112,269)	29,275	(17,075)
Other liabilities and accrued expenses	21,872	(6,798)	(7,766)
Advance premium	18,587	4,753	6
Net cash provided by (used in) operating activities	29,348	84,598	230,105
Cash flows from investing activities:
Proceeds from sale of property and equipment	182	38	35
Purchases of property and equipment	(17,216)	(11,314)	(6,731)
Purchases of equity securities	(116,265)	(1,351)	(25,803)
Purchases of available-for-sale debt securities	(1,074,629)	(221,647)	(437,635)
Purchases of investment real estate, net	(7)	(883)	(6,375)
Proceeds from sales of equity securities	81,559	29,680	8,285
Proceeds from sales of available-for-sale debt securities	1,008,436	77,790	134,591
Proceeds from sales of investment real estate	—	10,537	—
Maturities of available-for-sale debt securities	139,982	145,476	111,347
Maturities of short-term investments	—	—	10,000
Net cash provided by (used in) investing activities	22,042	28,326	(212,286)
Cash flows from financing activities:
Preferred stock dividend	(10)	(10)	(10)
Common stock dividend	(24,547)	(26,106)	(25,508)
Issuance of common stock for stock option exercises	—	239	102
Purchase of treasury stock	(28,921)	(66,186)	(25,276)
Payments related to tax withholding for share-based compensation	(1,315)	(3,709)	(12,714)
Repayment of debt	(1,470)	(1,471)	(1,471)
Net cash provided by (used in) financing activities	(56,263)	(97,243)	(64,877)
Cash and cash equivalents, and restricted cash and cash equivalents:
Net increase (decrease) during the period	(4,873)	15,681	(47,058)
Balance, beginning of period	184,744	169,063	216,121
Balance, end of period	$179,871	$184,744	$169,063
Supplemental cash and non-cash flow disclosures:
Interest paid	$102	$248	$346
Income taxes paid	$21	$38,945	$41,996
Income tax refund	$1,390	$789	$747
The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Consolidated Balance Sheets (in thousands):

	As of December 31,
	2020	2019	2018
Cash and cash equivalents	$167,156	$182,109	$166,428
Restricted cash and cash equivalents (1)	12,715	2,635	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$179,871	$184,744	$169,063

(1) See “—Note 5 (Insurance Operations),” for a discussion of the nature of the restrictions for restricted cash and cash equivalents and “—Note 18 (Variable Interest Entities),” for a discussion of restricted cash held in a trust account.

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations, Basis of Presentation and Consolidation
Universal Insurance Holdings, Inc. (“UVE”, and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”, and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance offered in 19 states as of December 31, 2020, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
The Company generates revenues primarily from the collection of premiums and investment returns on funds invested on cash flows in excess of those retained and used for claims-paying obligations and insurance operations. Other significant sources of revenue include brokerage commissions collected from reinsurers on certain reinsurance programs placed on behalf of the Insurance Entities, policy fees collected from policyholders by the Company’s wholly-owned managing general agent (“MGA”) subsidiary and payment plan fees charged to policyholders who choose to pay their premiums in installments. The Company’s wholly-owned adjusting company receives claims-handling fees from the Insurance Entities. The Insurance Entities are reimbursed for these fees on claims that are subject to recovery under the Insurance Entities’ respective reinsurance programs. These fees, after expenses, are recorded in the Consolidated Financial Statements as an adjustment to losses and loss adjustment expense (“LAE”).
The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Consolidated Financial Statements include the accounts of UVE and its wholly-owned subsidiaries, as well as variable interest entities (“VIE”) in which the Company is determined to be the primary beneficiary. All material intercompany balances and transactions have been eliminated in consolidation.
To conform to the current period presentation, certain amounts in the prior periods’ consolidated financial statements and notes have been reclassified. Such reclassifications were of an immaterial amount and had no effect on net income or stockholders’ equity.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s primary use of estimates is in the recognition of liabilities for unpaid losses, loss adjustment expenses, subrogation recoveries, and reinsurance recoveries. Actual results could differ from those estimates.

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
Restricted Cash and Cash Equivalents. The Company classifies amounts of cash and cash equivalents that are restricted in terms of their use and withdrawal separately in the face of the Consolidated Balance Sheets. See “—Note 5 (Insurance Operations)” and “—Note 18 (Variable Interest Entities)” for discussions on the nature of the restrictions.
Investment, Securities Available for Sale. The Company’s investments in debt securities and short-term investments are classified as available-for-sale with maturities of greater than three months. Available-for-sale debt securities and short-term investments are recorded at fair value in the Consolidated Balance Sheet, net of any allowance for credit losses, if any. Unrealized gains and losses, excluding the credit loss portion, on available-for-sale debt securities and short-term investments are excluded from earnings and reported as a component of other comprehensive income (“OCI”), net of related deferred taxes until reclassified to earnings upon the consummation of a sales transaction with an unrelated third party. Gains and losses realized on the disposition of available-for-sale debt securities are determined on the first in, first out (“FIFO”) basis and credited or charged to income. Premium and discount on investment securities are amortized and accreted using the interest method and charged or credited to investment income.
Allowance for Credit Losses-Available-For-Sale Securities. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agencies, market sentiment and trends and adverse conditions specifically related to the security, among other quantitative and qualitative factors utilized at establishing an estimate for credit losses. If the assessment indicates that a credit loss exists, the present values of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in OCI.
Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense and are reported as general and administrative expenses. Losses are charged against the allowance when management believes an available-for-sale debt security is confirmed as uncollected or when either of the criteria regarding intent or requirement to sell is met.
Accrued interest receivable on available-for-sale securities totaled $3.6 million as of December 31, 2020 and is evaluated in the estimate for credit losses. Accrued interest receivable is included under Other Assets in the Consolidated Balance Sheet.
Investment, Equity Securities. The Company’s investments in equity securities are recorded at fair value in the Consolidated Balance Sheet with changes in the fair value of equity securities reported in current period earnings in the Consolidated Statements of Income within net change in unrealized gains (losses) of equity securities as they occur.
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
Premiums Receivable. Generally, premiums are collected prior to or during the policy period as permitted under the Insurance Entities’ payment plans. Credit risk is minimized through the effective administration of policy payment plans whereby the rules governing policy cancellation minimize circumstances in which the Company extends insurance coverage without having received the corresponding premiums. The Company performs a policy-level evaluation to determine the extent the premiums receivable balance exceeds the unearned premiums balance. Under ASC 326 and given the short-term nature of these receivables, the Company employed the aging method to estimate credit losses by pooling receivables based on the levels of delinquency and evaluating current conditions and reasonable and supportable forecasts. As of December 31, 2020 and 2019, the Company recorded estimated credit losses of $0.6 million and an allowance for doubtful accounts of $0.7 million, respectively.
Property and Equipment. Property and equipment is recorded at cost less accumulated depreciation and is depreciated on the straight-line basis over the estimated useful life of the assets. Estimated useful life of all property and equipment ranges from three years for equipment to twenty-seven-and-one-half years for buildings and improvements. Expenditures for improvements are capitalized and depreciated over the remaining useful life of the asset. Routine repairs and maintenance are expensed as incurred. Software is capitalized and amortized over three years. The Company reviews its property and equipment for impairment annually and/or whenever changes in circumstances indicate that the carrying amount may not be recoverable.
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
Policy Fees. Policy fees, which represents fees paid by policyholders to the MGA’s on all new and renewal insurance policies, are generally recognized as income upon policy inception, which coincides with related service obligations.
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
Goodwill. Goodwill arising from the acquisition of a business is initially measured at cost and not subject to amortization. The Company assesses goodwill for potential impairments at the end of each fiscal year, or during the year if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the asset. Goodwill is included under Other Assets in the Consolidated Balance Sheets.
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
Provision for Premium Deficiency. It is the Company’s policy to evaluate and recognize losses on insurance contracts when estimated future claims, deferred policy acquisition costs and maintenance costs under a group of existing contracts will exceed anticipated future premiums. No accruals for premium deficiency were considered necessary as of December 31, 2020 and 2019.
Reinsurance. Ceded written premium is recorded upon the effective date of the reinsurance contracts and earned over the contract period. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreements and consistent with the establishment of the gross insurance liability to the Company. Under ASC 326 and given the short-term nature of these receivables, the Company considered the effects of credit enhancements (i.e. funds withheld liability, letters of credit and trust arrangements) and other qualitative factors that allowed it to conclude there was no material risk exposure. There is no estimated credit loss allowance as of December 31, 2020 established under ASC 326 and the Company did not have an allowance for uncollectible amounts due from reinsurers as of December 31, 2019.
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
Fair Value Measurements. The Company’s policy is to record transfers of assets and liabilities, if any, between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. There were no transfers during the years ended December 31, 2020 or 2019.
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
Statutory Accounting. UPCIC and APPCIC are highly regulated and prepare and file financial statements in conformity with the statutory accounting practices prescribed or permitted by the Florida Office of Insurance Regulation (the “FLOIR”) and the National Association of Insurance Commissioners (“NAIC”), which differ from U.S. GAAP. The FLOIR requires insurance companies domiciled in Florida to prepare their statutory financial statements in accordance with the NAIC Accounting Practices and Procedures Manual (the “Manual”), as modified by the FLOIR. Accordingly, the admitted assets, liabilities and capital and surplus of UPCIC and APPCIC as of December 31, 2020 and 2019 and the results of operations and cash flows, for the years ended December 31, 2020, 2019 and 2018, for their regulatory filings have been prepared in accordance with statutory accounting principles as promulgated by the FLOIR and the NAIC. The statutory accounting principles are more restrictive than U.S. GAAP and are designed primarily to demonstrate the ability to meet obligations to policyholders and claimants.
NOTE 3 – INVESTMENTS
Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.
Available-for-Sale Securities
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	December 31, 2020
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$59,529	$—	$157	$(55)	$59,631
Corporate bonds	416,758	(148)	3,571	(337)	419,844
Mortgage-backed and asset-backed securities	319,377	—	1,175	(615)	319,937
Municipal bonds	11,990	—	138	—	12,128
Redeemable preferred stock	7,993	(38)	424	(58)	8,321
Total	$815,647	$(186)	$5,465	$(1,065)	$819,861

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$53,688	$864	$(188)	$54,364
Corporate bonds	457,180	19,179	(141)	476,218
Mortgage-backed and asset-backed securities	304,285	7,400	(606)	311,079
Municipal bonds	3,397	103	(4)	3,496
Redeemable preferred stock	9,786	427	(86)	10,127
Total	$828,336	$27,973	$(1,025)	$855,284

The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	December 31, 2020		December 31, 2019
		% of Total		% of Total
Average Credit Ratings	Fair Value	Fair Value	Fair Value	Fair Value
AAA	$337,462	41.2%	$372,442	43.6%
AA	89,681	10.9%	99,103	11.6%
A	230,290	28.1%	238,766	27.9%
BBB	160,662	19.6%	143,889	16.8%
BB and Below	233	—%	—	—
No Rating Available	1,533	0.2%	1,084	0.1%
Total	$819,861	100.0%	$855,284	100.0%
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
The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:
Agency	$153,937	$153,758	$143,723	$144,729
Non-agency	54,231	54,666	71,140	75,896
Asset-backed securities:
Auto loan receivables	68,188	68,440	42,767	43,127
Credit card receivables	7,878	7,891	21,145	21,487
Other receivables	35,143	35,182	25,510	25,840
Total	$319,377	$319,937	$304,285	$311,079
The following tables summarize available-for-sale debt securities, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	December 31, 2020
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	8	$31,729	$(55)	—	$—	$—
Corporate bonds	27	28,791	(162)	—	—	—
Mortgage-backed and asset-backed securities	42	112,462	(615)	—	—	—
Municipal bonds	—	—	—	—	—	—
Redeemable preferred stock	2	688	(12)	—	—	—
Total	79	$173,670	$(844)	—	$—	$—

	December 31, 2019
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	2	$3,836	$(108)	4	$23,186	$(80)
Corporate bonds	18	16,808	(107)	7	5,866	(34)
Mortgage-backed and asset-backed securities	42	58,023	(245)	26	34,985	(361)
Municipal bonds	—	—	—	1	276	(4)
Redeemable preferred stock	6	630	(8)	4	1,489	(78)
Total	68	$79,297	$(468)	42	$65,802	$(557)
Unrealized losses on available-for-sale debt securities in the above table as of December 31, 2020 have not been recognized into income as credit losses because the issuers are of high credit quality (investment grade securities), management does not intend to sell and it is likely management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.
Results for reporting periods occurring before January 1, 2020 continue to be reported in accordance with previously applicable U.S. GAAP and not presented under ASC 326, which was adopted by the Company on January 1, 2020.
The following table presents a reconciliation of the beginning and ending balances for expected credit losses on available-for-sale debt securities (in thousands):

	Corporate Bonds	Redeemable Preferred Stock	Total
Balance, December 31, 2019	$—	$—	$—
Cumulative effect adjustment as of January 1, 2020	665	126	791
Increase (decrease)	(517)	(88)	(605)
Balance, December 31, 2020	$148	$38	$186

See “—Note 2 (Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements)” for more information about the methodology and significant inputs used to measure the amount related to expected credit losses on available-for-sale debt securities.
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	December 31, 2020
	Amortized Cost	Fair Value
Due in one year or less	$31,333	$31,578
Due after one year through five years	480,269	482,031
Due after five years through ten years	270,152	272,445
Due after ten years	33,728	33,596
Perpetual maturity securities	165	211
Total	$815,647	$819,861
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

The following table provides certain information related to available-for-sale debt securities, equity securities and investment real estate during the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$1,148,418	$223,266	$255,938
Equity securities	$81,559	$29,680	$8,285
Gross realized gains on sale of securities:
Available-for-sale debt securities	$57,378	$790	$326
Equity securities	$6,438	$367	$714
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(464)	$(298)	$(3,129)
Equity securities	$—	$(14,787)	$—
Realized gains on sales of investment real estate	$—	$1,213	$—
In the third quarter of 2020, the Company took advantage of the market recovery and recognized $53.8 million of net realized gains on the sales of our available-for-sale debt securities that were in an unrealized gain position.
The following table presents the components of net investment income, comprised primarily of interest and dividends for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Available-for-sale debt securities	$19,091	$24,989	$18,198
Equity securities	2,445	2,648	2,978
Available-for-sale short-term investments	—	—	145
Cash and cash equivalents (1)	960	5,176	5,540
Other (2)	1,050	1,008	915
Total investment income	23,546	33,821	27,776
Less: Investment expenses (3)	(3,153)	(3,078)	(2,960)
Net investment income	$20,393	$30,743	$24,816

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.
Equity Securities
The following table provides the unrealized gains and losses recognized for the periods presented on equity securities still held at the end of the reported period (in thousands):

	Years Ended December 31,
	2020	2019	2018
Unrealized gains and (losses) recognized during the reported period on equity securities still held at the end of the reporting period	$25	$4,163	$(17,169)

Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	As of December 31,
	2020	2019
Income Producing:
Investment real estate	$14,685	$14,679
Less: Accumulated depreciation	(1,699)	(1,284)
	12,986	13,395
Non-Income Producing:
Investment real estate	2,190	2,190
Investment real estate, net	$15,176	$15,585
During the year ended December 31, 2019, the Company completed the sale of an investment real estate property. The Company received net cash proceeds of approximately $10.5 million and recognized a pre-tax gain of approximately $1.2 million that is included in net realized gains (losses) on investments in the Consolidated Statements of Income for the year ended December 31, 2019.
Depreciation expense related to investment real estate for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Depreciation expense on investment real estate	$415	$414	$410

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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of December 31, 2020
		Standard
	AM Best	and Poor’s Rating	Moody’s Investors	Due from as of December 31,
Reinsurer	Company	Services, Inc.	Service, Inc.	2020	2019
Florida Hurricane Catastrophe Fund “FHCF” (1)	n/a	n/a	n/a	$121,298	$199,647
Allianz Risk Transfer (Bermuda) Ltd.	A+	AA-	Aa3	96,652	—
Allianz Risk Transfer	A+	AA-	Aa3	21,087	19,269
Renaissance Reinsurance Ltd.	A+	A+	A1	18,285	—
Total (2)				$257,322	$218,916
(1)No rating is available, because the fund is not rated.
(2)Amounts represent prepaid reinsurance premiums and net recoverables for paid and unpaid losses, including incurred but not reported reserves, and loss adjustment expenses.

The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statements of Income for the periods presented (in thousands):

	For the Year Ended December 31, 2020
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,517,479	$1,395,623	$1,080,058
Ceded	(512,576)	(472,060)	(321,248)
Net	$1,004,903	$923,563	$758,810

	For the Year Ended December 31, 2019
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,292,721	$1,233,121	$1,084,604
Ceded	(423,076)	(390,619)	(481,198)
Net	$869,645	$842,502	$603,406

	For the Year Ended December 31, 2018
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,190,875	$1,121,640	$1,325,323
Ceded	(363,201)	(353,258)	(910,868)
Net	$827,674	$768,382	$414,455
The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Consolidated Balance Sheets as of the dates presented (in thousands):

	As of December 31,
	2020	2019
Prepaid reinsurance premiums	$215,723	$175,208
Reinsurance recoverable on paid losses and LAE	$40,895	$70,015
Reinsurance recoverable on unpaid losses and LAE	119,522	123,221
Reinsurance recoverable	$160,417	$193,236

NOTE 5 – INSURANCE OPERATIONS
Deferred Policy Acquisition Costs
The Company defers certain costs in connection with written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
DPAC, beginning of year	$91,882	$84,686	$73,059
Capitalized Costs	217,886	184,039	174,814
Amortization of DPAC	(199,154)	(176,843)	(163,187)
DPAC, end of year	$110,614	$91,882	$84,686
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
In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of December 31, 2020, UPCIC has the capacity to pay ordinary dividends of $2.1 million during 2021. APPCIC, based on its accumulated earnings history as of December 31, 2020, is unable to pay any ordinary dividends during 2021. For the years ended December 31, 2020 and 2019, no dividends were paid from the Insurance Entities to PSI.
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

	As of December 31,
	2020 (1)	2019 (2)
Statutory capital and surplus
UPCIC	$360,707	$301,120
APPCIC	$12,918	$16,433
Ten percent of total liabilities
UPCIC	$98,682	$99,228
APPCIC	$1,793	$621

(1)
Statutory capital and surplus for UPCIC at December 31, 2020 includes a $77 million capital contribution funded in February 2021 by UVE through PSI, the Insurance Entities’ parent company, which the FLOIR permitted to be included in the statutory capital and surplus at December 31, 2020 under statutory accounting principles. This contribution was not recognized on a U.S. GAAP basis at December 31, 2020.

(2)
Statutory capital and surplus for UPCIC at December 31, 2019 includes a $30 million capital contribution funded in February 2020 by UVE through PSI, the Insurance Entities’ parent company, which the FLOIR permitted to be included in the statutory capital and surplus at December 31, 2019 under statutory accounting principles. This contribution was not recognized on a U.S. GAAP basis at December 31, 2019.

As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement. UPCIC also met the capitalization requirements of the other states in which it is licensed as of December 31, 2020. The Insurance Entities each are also required to adhere to prescribed premium-to-capital surplus ratios and each have met those requirements at such dates.

Through PSI, UVE recorded contributions for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Capital Contributions - UPCIC	$114,000	$—	$—
The following table summarizes combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Combined net income (loss)	$(104,339)	$(49,917)	$3,118
The Insurance Entities each are required annually to comply with the NAIC risk-based capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of a weak or deteriorating condition. As of December 31, 2020, based on calculations using the appropriate NAIC RBC formula, the Insurance Entities each reported total adjusted capital in excess of the requirements.
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	As of December 31,
	2020	2019
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,550	$3,419

NOTE 6 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of the dates presented (in thousands):

	As of December 31,
	2020	2019
Land	$5,344	$5,344
Building	24,091	24,091
Computers	9,186	7,885
Furniture	2,012	2,002
Automobiles and other vehicles	11,544	9,481
Software	7,166	2,835
Total	59,343	51,638
Less: Accumulated depreciation and amortization	(20,043)	(17,074)
Net of accumulated depreciation and amortization	39,300	34,564
Construction in progress	14,272	6,787
Property and equipment, net	$53,572	$41,351
Depreciation and amortization expense was $4.7 million, $4.5 million and $4.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 7 – LONG-TERM DEBT
Long-term debt consists of the following as of the dates presented (in thousands):

	As of December 31,
	2020	2019
Surplus note	$8,456	$9,926
Surplus Note
On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. The carrying amount of the surplus note is included in the statutory capital and surplus of UPCIC of approximately $8.5 million as of December 31, 2020.
The effective interest rate paid on the surplus note was 1.05%, 2.32% and 2.89% for the years ended December 31, 2020, 2019 and 2018, respectively. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of the FLOIR. Quarterly principal payments of $368 thousand are due through 2026. Aggregate principal payments of approximately $1.5 million were made during each of the years ended December 31, 2020, 2019 and 2018.
UPCIC is in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to submit quarterly filings to the FLOIR; (iii) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (iv) misuses proceeds of the surplus note; (v) makes any misrepresentations in the application for the program; (vi) pays any dividend when principal or interest payments are past due under the surplus note; or (vii) fails to maintain a level of surplus and reinsurance sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the FLOIR annually. To avoid a penalty rate, UPCIC must maintain either a ratio of net written premium to surplus of at least 2:1 or a ratio of gross written premiums to surplus of at least 6:1 according to a calculation method set forth in the surplus note. As of December 31, 2020, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to the penalty rate.
Maturities
The following table provides an estimate of principal payments to be made for the amounts due on the surplus note as of December 31, 2020 (in thousands):

2021	$1,471
2022	1,471
2023	1,471
2024	1,471
2025	1,471
Thereafter	1,101
Total	$8,456
Interest Expense
Interest expense was $0.1 million, $0.2 million, and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY
Cumulative Convertible Preferred Stock
As of December 31, 2020 and 2019, the Company had shares outstanding of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible by the Company into shares of common stock.

The following table provides certain information for the convertible Series A preferred stock as of the dates presented (in thousands, except conversion factor):

	As of December 31,
	2020	2019
Shares issued and outstanding	10	10
Conversion factor	2.50	2.50
Common shares resulting if converted	25	25
The Series A Preferred Stock pays a cumulative dividend of $0.25 per share per quarter. The Company declared and paid aggregate dividends to the holder of record of the Company’s Series A Preferred Stock of $10 thousand for each of the years ended December 31, 2020 and 2019.
Common Stock
Shares Repurchased
From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares			Average
		Dollar	Repurchased During the Year		Aggregate	Price per
	Expiration	Amount	Ended December 31,		Purchase	Share	Plan
Date Authorized	Date	Authorized	2020	2019	Price	Repurchased	Completed
November 3, 2020	November 3, 2022	$20,000	45,705	—	$593	$12.98
November 6, 2019	December 31, 2021	$40,000	1,565,078	403,142	$40,000	$20.32	November 2020
May 6, 2019	December 31, 2020	$40,000	—	1,466,575	$40,000	$27.27	November 2019
December 12, 2018	May 31, 2020	$20,000	—	468,108	$14,513	$31.00	May 2019

Dividends Declared
The Company declared dividends on its outstanding shares of common stock to its shareholders of record as follows for the periods presented (in thousands, except per share amounts):

	For the Years Ended December 31,
	2020		2019		2018
	Per Share Amount	Aggregate Amount (1)	Per Share Amount	Aggregate Amount (1)	Per Share Amount	Aggregate Amount (1)
First Quarter	$0.16	$5,219	$0.16	$5,572	$0.14	$4,904
Second Quarter	$0.16	$5,164	$0.16	$5,545	$0.14	$4,920
Third Quarter	$0.16	$5,130	$0.16	$5,476	$0.16	$5,592
Fourth Quarter	$0.29	$9,092	$0.29	$9,516	$0.29	$10,130
(1)Includes dividend equivalents due to employees who hold performance share units or restricted share units which are subject to time-vesting conditions.
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

Restrictions limiting the payment of dividends by UVE
UVE pays dividends to shareholders, which are funded by earnings on investments and distributions from the earnings of its consolidated subsidiaries. Generally, other than as disclosed above and in “—Note 7 (Long-Term Debt),” there are no restrictions for UVE limiting the payment of dividends. However, UVE’s ability to pay dividends to shareholders may be affected by restrictions on the ability of the Insurance Entities to pay dividends to UVE through PSI. See “—Note 5 (Insurance Operations),” for a discussion of these restrictions. There are no such restrictions for UVE’s non-insurance consolidated subsidiaries. UVE received distributions from the earnings of its non-insurance consolidated subsidiaries of $151.0 million, $121.3 million and $96.6 million during the years ended December 31, 2020, 2019 and 2018, respectively. UVE made capital contributions of $114.0 million to UPCIC during the year ended December 31, 2020. See “—Note 5 (Insurance Operations),” for details of the capital contributions UVE made to UPCIC and the timing of such contributions. UVE did not make any capital contributions to UPCIC during the years ended December 31, 2019 and 2018. There were no capital contributions by UVE to APPCIC during the years ended December 31, 2020, 2019 and 2018,
The Company prepares and files a consolidated federal tax return for UVE and its consolidated subsidiaries.

NOTE 9 – SHARE-BASED COMPENSATION
Equity Compensation Plan
Under the Company’s 2009 Omnibus Incentive Plan, as amended (the “Incentive Plan”), 927,525 shares remained reserved for issuance and were available for new awards under the Incentive Plan as of December 31, 2020.
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
The following table provides certain information related to Stock Options, Restricted Stock, PSUs and RSUs for the year ended December 31, 2020 (in thousands, except per share data):

	For the Year Ended December 31, 2020
	Stock Options				Restricted Stock		Performance Share Units		Restricted Stock Units
	Number of Options (2)	Weighted Average Exercise Price per Share (1)	Aggregate Intrinsic Value	Weighted Average Remaining Term	Number of Shares (2)	Weighted Average Grant Date Fair Value per Share (1)	Number of Share Units (2)	Weighted Average Grant Date Fair Value per Share Units (1)	Number of Share Units (2)	Weighted Average Grant Date Fair Value per Share Units (1)
Outstanding as of December 31, 2019	2,025	$27.28			16	$30.85	149	$32.13	25	$26.47
Granted	1,214	17.77			—	—	—	—	342	16.13
Forfeited	(5)	31.64			—	—	—	—	—	—
Exercised	—	—			n/a	n/a	n/a	n/a	n/a	n/a
Vested	n/a	n/a			(16)	30.85	(83)	31.76	(90)	19.49
Expired	(132)	22.84			n/a	n/a	n/a	n/a	n/a	n/a
Outstanding as of December 31, 2020	3,102	$23.74	$32	7.22	—	$—	66	$32.59	277	$15.97
Exercisable as of December 31, 2020	1,653	$26.00	$—	5.67
(1)Unless otherwise specified, such as in the case of the exercise of Stock Options, the per share prices were determined using the closing price of the Company’s Common Stock as quoted on the exchanges on which the Company was listed. Shares issued upon exercise of options represent original issuances in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended or issuances under the Company’s Incentive Plan.
(2)All shares outstanding as of December 31, 2020, are expected to vest.

n/a	Not applicable

The following table provides certain information in connection with the Company’s share-based compensation arrangements for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Compensation expense:
Stock options	$4,519	$6,516	$7,579
Restricted stock	514	3,104	609
Performance share units	945	2,508	4,598
Restricted stock units	2,717	880	—
Total	$8,695	$13,008	$12,786
Deferred tax benefits:
Stock options	$719	$1,522	$1,877
Restricted stock	—	47	8
Performance share units	52	185	945
Restricted stock units	106	—	—
Total	$877	$1,754	$2,830
Realized tax benefits:
Stock options	$—	$577	$7,957
Restricted stock	—	37	—
Performance share units	275	1,163	920
Restricted stock units	—	—	—
Total	$275	$1,777	$8,877
Excess tax benefits (shortfall):
Stock options	$(209)	$415	$5,330
Restricted stock	—	(18)	—
Performance share units	(28)	244	97
Restricted stock units	—	—	—
Total	$(237)	$641	$5,427
Weighted average fair value per option or share:
Stock option grants	$3.67	$9.82	$11.74
Restricted stock grants	$—	$30.73	$33.64
Performance share unit grants	$—	$33.47	$32.51
Restricted stock unit grants	$16.13	$26.47	$—
Intrinsic value of options exercised	$—	$2,343	$32,217
Fair value of restricted stock vested	$252	$2,783	$632
Fair value of performance share units vested	$2,151	$5,520	$3,726
Fair value of restricted stock units vested	$1,559	$657	$—
Cash received for strike price and tax withholdings	$—	$238	$120
Shares acquired through cashless exercise (1)	64	186	1,361
Value of shares acquired through cashless exercise (1)	$1,315	$6,133	$49,199
(1)All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of Stock Options exercised, Restricted Stock vested, PSUs vested or RSUs vested. These shares have been canceled by the Company.

The following table provides the amount of unrecognized compensation expense as of the most recent balance sheet date and the weighted average period over which those expenses will be recorded for Stock Options, Restricted Stock, PSUs and RSUs (dollars in thousands):

	As of December 31, 2020
	Stock Options	Restricted Stock	Performance Share Units	Restricted Stock Units
Unrecognized expense	$4,193	$—	$297	$3,235
Weighted average remaining years	1.92	—	0.98	1.32
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
The following table provides the assumptions utilized in the Black-Scholes model for Stock Options granted during the periods presented:

	Years Ended December 31,
	2020	2019	2018
Weighted-average risk-free interest rate	0.49%	2.44%	2.69%
Expected term of option in years	6.00	6.00	6.00
Weighted-average volatility	35.8%	38.1%	40.2%
Dividend yield	4.3%	2.4%	1.7%
Weighted average grant date fair value per share	$3.67	$9.82	$11.74
Restricted Stock, Performance Share Units and Restricted Stock Units
Restricted Stock, Performance Share Units and Restricted Stock Units are awarded to certain employees in consideration for services rendered pursuant to terms of employment agreements or to provide those employees a continued incentive to share in the success of the Company. Restricted Stock generally vests over a one to three-year service period commencing on the grant date. Each performance share unit has a value equal to one share of common stock and generally vests over a three-year service period commencing on the grant date. Each restricted stock unit has a value equal to one share of common stock and generally vests over a one to three-year service period commencing on the grant date.

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
The plan titled the “Universal Property & Casualty 401(k) Profit Sharing Plan” (the “401(k) Plan”) is a defined contribution plan that allows employees to defer compensation through contributions to the 401(k) Plan. The contributions are invested on the employees’ behalf, and the benefits paid to employees are based on contributions and any earnings or losses. The 401(k) Plan includes a Company contribution of 100 percent of each eligible participant’s contribution up to a maximum of five percent of the participant’s compensation during the 401(k) Plan year. The Company may make additional profit-sharing contributions. However, no additional profit-sharing contribution was made during the years ended December 31, 2020, 2019 and 2018.
The Company accrued for aggregate contributions of approximately $2.6 million, $2.2 million and $1.8 million to the 401(k) Plan for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS
There were no related party transactions for the years ended December 31, 2020, 2019 and 2018.

NOTE 12 – INCOME TAXES
Significant components of the income tax provision are as follows for the periods presented (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Current:
Federal	$1,988	$12,328	$31,981
State and local	349	2,703	7,581
Total current expense	2,337	15,031	39,562
Deferred:
Federal	2,403	1,622	(3,487)
State and local	386	350	(253)
Total deferred expense (benefit)	2,789	1,972	(3,740)
Income tax expense	$5,126	$17,003	$35,822
The following table reconciles the statutory federal income tax rate to the Company’s effective income tax rate for the periods presented:

	For the Years Ended December 31,
	2020	2019	2018
Federal statutory tax rate	21.0%	21.0%	21.0%
Increases (decreases) resulting from:
State income tax, net of federal tax benefit	3.1%	3.7%	3.8%
Effect of change in tax rate	0.5%	0.3%	—
Disallowed meals & expenses	0.4%	0.7%	0.3%
Disallowed compensation	6.2%	3.2%	1.3%
Liability adjustment	(9.7)%	—	—
Excess tax (benefit) shortfall	0.4%	(1.0)%	(3.5)%
Other, net	(0.7)%	(1.1)%	0.5%
Effective income tax rate	21.2%	26.8%	23.4%
The Company recognized excess income tax shortfall of $0.2 million during the year ended December 31, 2020 and excess income tax benefit of $0.6 million during the year ended December 31, 2019 from stock-based compensation awards that vested and/or were exercised. Excess income tax benefits (shortfalls) are reflected in the consolidated statements of income as a component of the provision for income taxes.
Changes in federal tax law have affected the Company’s balances of deferred income tax assets and liabilities. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law. The Tax Act amended the definition of annual rate and the computational rules for loss payment patterns. The Tax Act also provided transitional rules for the application of the amendments in the first taxable year beginning after December 31, 2017. Under the transitional rules, the Company is required to revalue discounted loss reserves under the new computational rules of the Tax Act and include in income that adjustment over an eight-year period in gross income of the Company. The effect of this change in tax law resulted in an immaterial adjustment to income tax in 2018 through 2020.

The Company accounts for income taxes using a balance sheet approach. As of December 31, 2020 and 2019, the significant components of the Company’s deferred income taxes consisted of the following (in thousands):

	As of December 31,
	2020	2019
Deferred income tax assets:
Unearned premiums	$27,496	$23,925
Advanced premiums	2,325	1,493
Unpaid losses and LAE	2,375	1,660
Share-based compensation	4,065	3,837
Accrued wages	180	189
Allowance for uncollectible receivables	203	212
Additional tax basis of securities	—	33
Capital loss carryforwards	—	3,143
Total deferred income tax assets	36,644	34,492
Deferred income tax liabilities:
Deferred policy acquisition costs, net	(26,442)	(22,613)
Fixed assets	(2,313)	(959)
Unrealized gain/loss	(51)	(1,480)
Other comprehensive income	(1,052)	(5,197)
Unpaid loss and LAE transition adjustment	(436)	(563)
Other	(66)	(329)
Total deferred income tax liabilities	(30,360)	(31,141)
Net deferred income tax asset	$6,284	$3,351
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
Management has reviewed all available evidence, both positive and negative, in determining the need for a valuation allowance with respect to the gross deferred tax assets. In determining the manner in which available evidence should be weighted, management has determined that the need for a valuation allowance is not warranted at this time.
The Company has adopted Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 provides a threshold for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return. The Company’s policy is to classify interest and penalties related to unrecognized tax positions, if any, in its provision for income taxes. As of December 31, 2020, 2019 and 2018, the Company determined that no uncertain tax liabilities are required.
The Company filed a consolidated federal income tax return for the tax years ended December 31, 2019, 2018 and 2017 and intends to file the same for the tax year ended December 31, 2020. The tax allocation agreement between the Company and the Insurance Entities provides that they will incur income taxes based on a computation of taxes as if they were stand-alone taxpayers. The computations are made utilizing the financial statements of the Insurance Entities prepared on a statutory basis of accounting and prior to consolidating entries which include the conversion of certain balances and transactions of the statutory financial statements to a U.S. GAAP basis.
The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. During the 2018 tax year, the Company’s 2015 tax return was subject to audit by the Internal Revenue Service, and the audit subsequently concluded during 2018 with no change to the income tax return. The Company’s 2017 through 2019 tax years are still subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdictions.

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

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2020	2019	2018
Numerator for EPS:
Net income	$19,105	$46,514	$117,051
Less: Preferred stock dividends	(10)	(10)	(10)
Income available to common stockholders	$19,095	$46,504	$117,041
Denominator for EPS:
Weighted average common shares outstanding	31,884	33,893	34,856
Plus: Assumed conversion of share-based compensation (1)	63	315	905
Assumed conversion of preferred stock	25	25	25
Weighted average diluted common shares outstanding	31,972	34,233	35,786
Basic earnings per common share	$0.60	$1.37	$3.36
Diluted earnings per common share	$0.60	$1.36	$3.27
Weighted average number of antidilutive shares	2,753	773	445
(1)Represents the dilutive effect of unexercised stock options, unvested performance share units, unvested restricted stock units and unvested restricted stock.

NOTE 14 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Years Ended December 31,
	2020 (1)			2019			2018 (2)
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$33,575	$7,884	$25,691	$38,129	$9,384	$28,745	$(9,111)	$(2,254)	$(6,857)
Less: Reclassification adjustments (gains) losses realized in net income	(56,914)	(13,605)	(43,309)	(492)	(121)	(371)	2,803	694	2,109
Other comprehensive income (loss)	(23,339)	(5,721)	(17,618)	37,637	9,263	28,374	(6,308)	(1,560)	(4,748)
Reclassification adjustments to retained earnings	791	194	597	—	—	—	5,830	2,811	3,019
Change in accumulated other comprehensive income (loss)	$(22,548)	$(5,527)	$(17,021)	$37,637	$9,263	$28,374	$(478)	$1,251	$(1,729)

(1)Effective January 1, 2020, the Company adopted ASU 2016-13 and this amount represents reclassifications to retained earnings associated with the allowance for expected credit losses within accumulated other comprehensive income (“AOCI”) relating to available-for-sale debt security investments. See “—Note 2 (Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements)” for more information.
(2)Effective January 1, 2018, the Company adopted ASU 2018-02 and ASU 2016-01 and this amount represents reclassifications to retained earnings associated with the disproportional income tax effects of the Tax Act on items within AOCI and unrealized losses in AOCI relating to available-for-sale equity security investments, respectively.

The following table provides the reclassification adjustments for gains and losses out of AOCI for the periods presented (in thousands):

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other	Years Ended December 31,			Affected Line Item in the Statement
Comprehensive Income Components	2020	2019	2018	Where Net Income is Presented
Unrealized gains (losses) on available-for-sale debt securities
	$56,914	$492	$(2,803)	Net realized gains (losses) on investments
	(13,605)	(121)	694	Income taxes, current
Total reclassification for the period	$43,309	$371	$(2,109)	Net of tax

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The Company’s reinsurance commitments run from June 1st of the current year to May 31st of the following year. Certain of the Company’s reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1st to May 31st contract period are recorded as “Reinsurance Payable, net” in the Consolidated Balance Sheet. Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $128.3 million in 2021 and (2) $71.3 million in 2022.
Litigation
Lawsuits are filed against the Company from time to time. Many of these lawsuits involve claims under policies that the Company underwrites and reserves for as an insurer. The Company is also involved in various other legal proceedings and litigation unrelated to claims under the Company’s policies that arise in the ordinary course of business operations. Management believes that any liabilities that may arise as a result of these legal matters will not have a material adverse effect on the Company’s financial condition or results of operations. The Company contests liability and/or the amount of damages as appropriate in each pending matter.
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
The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$59,631	$—	$59,631
Corporate bonds	—	419,844	—	419,844
Mortgage-backed and asset-backed securities	—	319,937	—	319,937
Municipal bonds	—	12,128	—	12,128
Redeemable preferred stock	—	8,321	—	8,321
Equity Securities:
Common stock	2,435	—	—	2,435
Mutual funds	82,452	—	—	82,452
Total assets accounted for at fair value	$84,887	$819,861	$—	$904,748

	Fair Value Measurements
	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$54,364	$—	$54,364
Corporate bonds	—	476,218	—	476,218
Mortgage-backed and asset-backed securities	—	311,079	—	311,079
Municipal bonds	—	3,496	—	3,496
Redeemable preferred stock	—	10,127	—	10,127
Equity Securities:
Common stock	2,377	—	—	2,377
Mutual funds	41,340	—	—	41,340
Total assets accounted for at fair value	$43,717	$855,284	$—	$899,001
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
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	As of December 31,
	2020		2019
	Carrying Value	(Level 3) Estimated Fair Value	Carrying Value	(Level 3) Estimated Fair Value
Liabilities (debt):
Surplus note	$8,456	$8,291	$9,926	$9,365
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

NOTE 17 – LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Set forth in the following tables is information about unpaid losses and loss adjustment expenses as of December 31, 2020, net of reinsurance and estimated subrogation, as well as cumulative claim counts and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the liability for unpaid losses and LAE (in thousands).
The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses incurred but not reported (“IBNR”). Such liabilities are necessarily based on estimates and, although management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently. The reserve for losses and loss adjustment expenses is reported net of receivables for salvage and subrogation of approximately $71 million and $73 million at December 31, 2020 and 2019, respectively.

The information about unpaid losses and loss adjustment expenses for the years ended December 31, 2016 to 2019, is presented as supplementary information and is unaudited.

						As of December 31, 2020
						Total of IBNR
						Plus Expected
Incurred Loss and Defense & Cost Containment Expenses, Net of Reinsurance						Development (Redundancy)	Cumulative Number
For the Years Ended December 31,						on Reported Claims	of Reported Claims
Accident Year	2016 *	2017 *	2018 *	2019 *	2020
2016	$269,814	$286,252	$324,577	$351,487	$362,155	$628	40,568
2017		303,944	334,734	375,123	404,673	5,128	132,576
2018			334,368	335,946	348,792	(1,444)	54,185
2019				446,419	452,029	(2,589)	47,437
2020					617,795	102,141	76,800
				Total	$2,185,444

Cumulative Paid Loss and Defense & Cost Containment Expenses, Net of Reinsurance
For the Years Ended December 31,
Accident Year	2016 *	2017 *	2018 *	2019 *	2020
2016	$204,122	$297,374	$328,286	$349,837	$361,067
2017		205,200	328,105	365,588	397,509
2018			253,008	327,310	348,225
2019				335,991	446,997
2020					452,560
				Total	$2,006,358
All outstanding liabilities before 2016, net of reinsurance					28
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance					$179,114
* Presented as unaudited required supplementary information.
Set forth is the supplementary information about average historical claims duration as of December 31, 2020:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance *
Years	1	2	3	4	5
	60.6%	18.9%	10.1%	5.2%	2.7%

Set forth is the following reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and LAE in the consolidated Balance Sheet as of December 31, 2020 (in thousands):

December 31, 2020
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$179,114
Reinsurance recoverable on unpaid claims	119,522
Liabilities for adjusting and other claim payments	23,829
Total gross liability for unpaid claims and claim adjustment expense	$322,465
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance at beginning of year	$267,760	$472,829	$248,425
Less: Reinsurance recoverable	(123,221)	(393,365)	(182,405)
Net balance at beginning of period	144,539	79,464	66,020
Incurred (recovered) related to:
Current year	700,473	515,338	314,933
Prior years	58,337	88,068	99,522
Total incurred	758,810	603,406	414,455
Paid related to:
Current year	513,308	391,161	221,708
Prior years	187,098	147,170	179,303
Total paid	700,406	538,331	401,011
Net balance at end of period	202,943	144,539	79,464
Plus: Reinsurance recoverable	119,522	123,221	393,365
Balance at end of year	$322,465	$267,760	$472,829
During 2020, the liability for unpaid losses and loss adjustment expenses, prior to reinsurance, increased by $54.7 million from $267.8 million as of December 31, 2019 to $322.5 million as of December 31, 2020. The increase in unpaid losses and LAE was the result of significant weather events above plan occurring during 2020, increases in litigated claims, reopened claims and prior years’ reserve development. During the year ended December 31, 2020, there were a significant number of storms including Hurricane Sally, compared to prior years which in the aggregate exceeded core loss ratio expectations. The number of adverse weather events and resulting claims during the fourth quarter of 2020 exceeded weather event claims reported during the first three quarters of 2020. Reported losses from Hurricane Sally significantly benefited from the Company’s catastrophe reinsurance protection. The Company reinsurance program reduced its direct estimate of Hurricane Sally ultimate losses of $133.4 million to $43.0 million on a net basis after estimated reinsurance recoveries. Other weather events resulting in losses with only limited benefit from the Company’s catastrophe reinsurance protection included Hurricanes Isaias, Eta, Delta and Zeta and other unnamed storms tracked by an industry numerically assigned identifier. These weather events totaled direct losses of $123.5 million and $119.0 million net after reinsurance.
The Company identifies two drivers which influence amounts recorded as prior years’ reserve development, namely: (i) changes to prior estimates of direct and net ultimate losses on prior accident years excluding major hurricanes and (ii) changes in prior estimates of direct and net ultimate losses on hurricanes. During the year ended December 31, 2020, prior years’ reserve development totaled $284.3 million of direct losses and $58.3 million of net losses after the benefit of reinsurance.
Prior years’ reserve development, excluding hurricanes described above, was $42.1 million direct and $40.2 million net of reinsurance for the year ended December 31, 2020. This development largely resulted from increased prior-year non-hurricane companion claims in the run up to the expiration of limitations period for Hurricane Irma claims, the emergence of claims associated with AOB litigated claims, and an increase in reopened claims.
For the year ended December 31, 2020, development of direct and net losses on previously reported hurricanes was $242.2 million direct and $18.1 million net after the benefit of reinsurance. This was principally driven by continued adverse development of previous estimated losses and LAE on Hurricanes Irma, Michael, Florence and Matthew. Net development for the year ended December 31, 2020 principally resulted from an increase in our previously estimated losses and LAE on Hurricane Irma for claims which are not eligible for recovery from the FHCF.
In 2020 the Company experienced the highest level of unnamed weather events when compared to the previous three years. The Company recorded adverse development on prior years’ loss estimates as claims from prior years’ continue to be resolved at higher-than-anticipated values notwithstanding prior efforts to review and re-estimate those amounts. The Company continues to experience increased costs for losses and LAE in the Florida market where an industry has developed around the solicitation, filing and litigation of personal residential claims, resulting in a pattern of continued increased year over year levels of represented claims, inflation of purported claim amounts, and increased demands for attorneys’ fees. Active solicitation of personal residential claims in Florida by policyholder representatives, remediation companies and repair companies has led to an increase in the frequency and severity of personal residential claims in Florida exceeding historical levels and levels seen in other jurisdictions. A Florida statute providing a one-way right of attorneys’ fees against insurers, coupled with other adverse statutes and judicial rulings, have further produced a legal environment in Florida that encourages litigation, in many cases without regard to the underlying circumstances of the claims.
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
•Case reserves, which are the reserves established by the claims examiner on reported claims.
•Incurred but not reported , which are anticipated losses expected to be reported to the Company and development of reported claims, including anticipated recoveries from either subrogation and ceded reinsurance. Ceded reinsurance for both paid and unpaid claims are reported separately as reinsurance recoverable.
•LAE, which are the estimated expenses associated with the settlement of case reserves, and IBNR.
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
As claims are reported, the claims department establishes an estimate of the liability for each individual claim called case reserves. For certain liability claims of sufficient size and complexity, the field adjusting staff establishes case reserve estimates of ultimate cost, based on their assessment of facts and circumstances related to each individual claim. Opportunities for subrogation are also identified for further analysis and collection. For other claims which occur in large volumes and settle in a relatively short time frame, it is not practical or efficient to set case reserves for each claim, and an initial case reserve of $2,500 is set for these claims. In the normal course of business, the Company may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims.
The Actuarial Methods used to Develop Reserve Estimates
Reserve estimates for both unpaid losses and LAE are derived using several different actuarial estimation methods in order to provide the actuary with multiple predictive viewpoints to consider for each of the sectors discussed above. Each of the methods has merit, because they each provide insight into emerging patterns. These methods are each variations on two primary actuarial techniques: “chain ladder development” techniques and “counts and average” techniques. The “chain ladder development” actuarial technique is an estimation process in which historical payment and reserving patterns are applied to actual paid and/or reported amounts (paid losses, recovered subrogation or LAE plus individual case reserves established by claim adjusters) for an accident period to create an estimate of how losses or recoveries are likely to develop over time. The

“counts and average” technique includes an evaluation of historical and projected costs per claim, and late-reported claim counts, for open claims by accident period. An accident period refers to classification of claims based on the date in which the claims occurred, regardless of the date they were reported to the company. These analyses are used to prepare estimates of required reserves for payments or recoveries to be made in the future. Transactions are organized into half-year accident periods for purposes of the reserve estimates. Key data elements used to determine the Company’s reserve estimates include historical claim counts, loss and LAE payments, subrogation received, case reserves, earned policy exposures, and the related development factors applicable to this data.
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
A fourth method, called the counts and averages method, is utilized for estimates of loss, subrogation and LAE for each Florida sector. In this method, an estimate of unpaid losses or expenses is determined by separately projecting ultimate reported claim counts and ultimate claim severities (cost or recoveries per claim) on open and unreported claims for each accident period. Typically, chain ladder development methods are used to project ultimate claim counts and claim severities based on historical data using the same methodology described in the paid and reported development methods above. Estimated ultimate losses are then calculated as the product of the two items. This method is intended to avoid data distortions that may exist with the other methods for the most recent years as a result of changes in case reserve levels, settlement rates and claims handling fees. In addition, it may provide insight into the drivers of loss experience. For example, this method is utilized for sinkhole losses due to unique settlement patterns that have emerged since the passage of legislation that codified claim settlement practices with respect to sinkhole related claims and subsequent policy form changes, the Company implemented. The method is also utilized to evaluate segments impacted by the implementation of the Company’s Fast Track Initiative, which is an initiative to settle claims on an accelerated basis. These claims are expected to be reported and settled at different rates and ultimate values than historically observed, requiring a departure from traditional development methodologies.
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

NOTE 18 – VARIABLE INTEREST ENTITIES
The Company entered into a reinsurance captive arrangement with a VIE in the normal course of business and consolidated the VIE since the Company is the primary beneficiary. See “—Note 2 (Summary of Significant Accounting Policies—Accounting Policies)” for more information.
On a consolidated basis, the balance sheet classification and exposure is comprised of $10.1 million of restricted cash held in a reinsurance trust account, which can be used only to settle specific reinsurance obligations of that VIE.

NOTE 19 – QUARTERLY RESULTS FOR 2020 AND 2019 (UNAUDITED)
The following table provides a summary of quarterly results for the periods presented (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2020
Premiums earned, net	$220,829	$226,370	$234,191	$242,173
Net investment income	6,834	6,179	4,557	2,823
Total revenues	235,275	252,704	311,665	273,126
Total expenses	207,691	225,266	315,457	300,125
Net income (loss)	20,067	19,882	(3,169)	(17,675)
Basic earnings (loss) per share	$0.62	$0.62	$(0.10)	$(0.57)
Diluted earnings (loss) per share	$0.61	$0.62	$(0.10)	$(0.57)

For the Year Ended December 31, 2019
Premiums earned, net	$209,727	$210,357	$206,599	$215,819
Net investment income	8,142	7,410	7,613	7,578
Total revenues	236,586	233,722	229,641	239,402
Total expenses	182,842	182,792	201,745	308,455
Net income (loss)	40,148	37,293	20,146	(51,073)
Basic earnings (loss) per share	$1.16	$1.09	$0.60	$(1.55)
Diluted earnings (loss) per share	$1.14	$1.08	$0.59	$(1.55)
Total revenues in the fourth quarter of 2020 exceeded 2019 driven by an increase in premium rates, organic growth in policy counts in, and outside of Florida partially offset by an increase in ceded earned premium reflecting both an increase in the exposures covered by reinsurance and its pricing. The increase in expenses was due to a higher amount of net losses and loss adjustment expenses recorded in the fourth quarter of 2020 compared to 2019 which was due primarily to an increase in volume of policies and a higher loss experience in the 2020 accident year due to increased weather events in the current year offset by a reduction in adverse prior year development.

NOTE 20 – SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2020.

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
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2020.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment under the framework in 2013 Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal controls over financial reporting during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Business Conduct and Ethics
The Company has adopted a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of the Company, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. The Code is available on the Company’s website at https://UniversalInsuranceHoldings.com. A copy of the Company’s Code of Business Conduct and Ethics may be obtained free of charge by written request to Frank C. Wilcox, CFO, Universal Insurance Holdings, Inc., 1110 West Commercial Boulevard, Suite 100, Fort Lauderdale, FL 33309. We intend to disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, and waivers of the Code of Business Conduct and Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.
The information included in the section entitled “Corporate Governance Framework” to be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders (“2021 Proxy Statement”) is hereby incorporated by reference into this Item 10.

ITEM 11.	EXECUTIVE COMPENSATION
The information included in the sections entitled “ Compensation, Discussion and Analysis” and “Director Compensation” to be set forth in our 2021 Proxy Statement is hereby incorporated by reference into this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information included in the section entitled “Beneficial Ownership” and “Equity Compensation Plan Information” to be set forth in our 2021 Proxy Statement is hereby incorporated by reference into this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information included in the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance Framework” to be set forth in our 2021 Proxy Statement is hereby incorporated by reference into this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information included in the section entitled “Accounting Fees and Services” to be set forth in our 2021 Proxy Statement is hereby incorporated by reference into this Item 14.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)Financial Statements
The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm thereon are filed with this report at Item 8:
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2020 and 2019.
Consolidated Statements of Income for the Years Ended December 31, 2020, 2019 and 2018.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018.
Notes to Consolidated Financial Statements.
(2)Financial Statement Schedules

The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or in notes thereto.
(3)Exhibits

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10‑K filed on February 24, 2017 and incorporated herein by reference)
3.2	Amended and Restated Bylaws of Universal Insurance Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 19, 2017 and incorporated herein by reference)
4.1
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10‑K filed on March 2, 2020 and incorporated herein by reference)

10.1
Florida Insurance Capital Build-Up Incentive Program Surplus Note (“Surplus Note”) between the Company and the State Board of Administration of Florida (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.2
Addendum No. 1 to the Surplus Note between the Company and the State Board of Administration of Florida (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.3
Multiple Line Quota Share Reinsurance Contract between the Company and Everest Reinsurance Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.4
Universal Insurance Holdings, Inc. Second Amended and Restated 2009 Omnibus Incentive Plan, as amended through June 8, 2012 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012 and incorporated herein by reference) †

10.5
Amendment to Second Amended and Restated 2009 Omnibus Incentive Plan (filed as Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 and incorporated herein by reference) †

10.6	Form of Non-qualified Stock Option Agreement (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10‑K filed on March 1, 2019 and incorporated herein by reference) †
10.7	Form of Performance Share Award (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10‑K filed on March 1, 2019 and incorporated herein by reference) †
10.8	Form of Restricted Stock Agreement (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10‑K filed on March 1, 2019 and incorporated herein by reference) †
10.9	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10‑K filed on March 2, 2020 and incorporated herein by reference) †
10.10	Form of Non-Employee Director Option Grant (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10‑K filed on March 1, 2019 and incorporated herein by reference) †
10.11
Employment Agreement, dated January 12, 2016, by and between the Company and Sean P. Downes (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2016 and incorporated herein by reference) †

10.12
Employment Agreement, dated February 27, 2019, by and between the Company and Sean P. Downes (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2019 and incorporated herein by reference) †

10.13
Employment Agreement, dated February 22, 2018, between Stephen J. Donaghy and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2018 and incorporated herein by reference) †

10.14
Employment Agreement, dated February 12, 2020, between Stephen J. Donaghy and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2020 and incorporated herein by reference) †

10.15
Amendment No. 1 to Employment Agreement, dated April 20, 2020, between Stephen J. Donaghy and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2020 and incorporated herein by reference) †

10.16
Employment Agreement, dated April 11, 2018, between Jon W. Springer and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2018 and incorporated herein by reference) †

10.17
Employment Agreement, dated December  17, 2018, between Jon W. Springer and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2018 and incorporated herein by reference) †

10.18
Employment Agreement, dated May 12, 2020, between Jon W. Springer and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2020 and incorporated herein by reference) †

10.19
Employment Agreement, dated February 22, 2018, between Frank C. Wilcox and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 27, 2018 and incorporated herein by reference) †

10.20
Employment Agreement, dated April 20, 2020, between Frank C. Wilcox and the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 24, 2020 and incorporated herein by reference) †

10.21
Employment Agreement, dated February 22, 2018, between Kimberly D. Cooper and the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 27, 2018 and incorporated herein by reference) †

10.22
Employment Agreement, dated March 18, 2020, between Kimberly Cooper Campos and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2020 and incorporated herein by reference) †

10.23
Executive Chairman Agreement, dated April 20, 2020, between Sean P. Downes and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2020 and incorporated herein by reference) †

10.24
Director Services Agreement, dated June 6, 2013, by and between the Company and Scott P. Callahan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 6, 2013 and incorporated herein by reference) †

10.25
Director Services Agreement, dated June 5, 2014, by and between the Company and Ralph J. Palmieri (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 6, 2014 and incorporated herein by reference) †

10.26
Director Services Agreement, dated June 5, 2014, by and between the Company and Richard D. Peterson (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 6, 2014 and incorporated herein by reference) †

10.27
Director Services Agreement, dated July 12, 2007, by and between the Company and Ozzie A. Schindler (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 10, 2007 and incorporated herein by reference) †

10.28
Director Services Agreement, dated July 12, 2007, by and between the Company and Joel M. Wilentz (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on August 10, 2007 and incorporated herein by reference) †

10.29	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2012 and incorporated herein by reference) †
10.30
Restricted Share Unit Award Agreement, dated August 5, 2019, by and between Stephen J. Donaghy and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2019 and incorporated herein by reference) †

10.31
Stock Award Agreement, dated March 18, 2020, between Kimberly Cooper Campos and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 23, 2020 and incorporated herein by reference) †

21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm (Plante & Moran, PLLC)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	The following materials from Universal Insurance Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

------------------
† Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNIVERSAL INSURANCE HOLDINGS, INC.

Date: February 26, 2021	By:	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer and Principal Executive Officer

	By:	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sean P. Downes	Executive Chairman and Director	February 26, 2021
Sean P. Downes

/s/ Stephen J. Donaghy	Chief Executive Officer (Principal Executive Officer) and	February 26, 2021
Stephen J. Donaghy	Director

/s/ Frank C. Wilcox	Chief Financial Officer (Principal Accounting Officer)	February 26, 2021
Frank C. Wilcox

/s/ Kimberly D. Campos	Chief Information Officer, Chief Administrative Officer and	February 26, 2021
Kimberly D. Campos	Director

/s/ Scott P. Callahan	Director	February 26, 2021
Scott P. Callahan

/s/ Marlene M. Gordon	Director	February 26, 2021
Marlene M. Gordon

/s/ Ralph J. Palmieri	Director	February 26, 2021
Ralph J. Palmieri

/s/ Richard D. Peterson	Director	February 26, 2021
Richard D. Peterson

/s/ Michael A. Pietrangelo	Director	February 26, 2021
Michael A. Pietrangelo

/s/ Ozzie A. Schindler	Director	February 26, 2021
Ozzie A. Schindler

/s/ Jon W. Springer	Director	February 26, 2021
Jon W. Springer

/s/ Joel M. Wilentz	Director	February 26, 2021
Joel M. Wilentz

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Universal Insurance Holdings, Inc. had no long-term obligations, guarantees or material contingencies as of December 31, 2020 and 2019. The following summarizes the major categories of the parent company’s financial statements (in thousands, except per share data):
CONDENSED BALANCE SHEETS

	As of December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$62,934	$86,508
Investments in subsidiaries and undistributed earnings	357,375	378,906
Available-for-sale debt securities, at fair value	—	808
Income taxes recoverable	30,545	34,253
Deferred income tax asset, net	6	—
Other assets	72	149
Total assets	$450,932	$500,624
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$30	$20
Deferred income tax liability, net	—	2,602
Dividends payable	138	80
Other accrued expenses	1,085	3,587
Total liabilities	1,253	6,289
STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference - $9.99 and $9.99 per share
Common stock, $.01 par value	468	467
Authorized shares - 55,000
Issued shares - 46,817 and 46,707
Outstanding shares - 31,137 and 32,638
Treasury shares, at cost - 15,680 and 14,069	(225,506)	(196,585)
Additional paid-in capital	103,445	96,036
Accumulated other comprehensive income (loss), net of taxes	3,343	20,364
Retained earnings	567,929	574,053
Total stockholders’ equity	449,679	494,335
Total liabilities and stockholders’ equity	$450,932	$500,624

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2020	2019	2018
REVENUES
Net investment income	273	2,249	1,635
Net realized gains (losses) on investments	38	(1,908)	—
Net change in unrealized gains (losses) of equity securities	—	3,186	(2,648)
Management fee	166	166	157
Other revenue	16	10	—
Total revenues	493	3,703	(856)
OPERATING COSTS AND EXPENSES
General and administrative expenses	15,448	21,526	32,063
Total operating cost and expenses	15,448	21,526	32,063
LOSS BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(14,955)	(17,823)	(32,919)
Benefit from income taxes	(215)	(2,984)	(10,434)
LOSS BEFORE EQUITY IN NET EARNINGS OF SUBSIDIARIES	(14,740)	(14,839)	(22,485)
Equity in net income of subsidiaries	33,828	61,336	139,987
CONSOLIDATED NET INCOME	$19,088	$46,497	$117,502

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$149,329	$84,752	$87,306
Cash flows from investing activities:
Capital contributions to affiliates	(118,897)	—	—
Purchases of equity securities	—	(107)	(35)
Purchase of available-for-sale debt securities	—	(3,750)	—
Proceeds from sales of equity securities	—	3,481	—
Proceeds from sales of available-for-sale debt securities	787	6,530	—
Net cash provided by (used in) investing activities	(118,110)	6,154	(35)
Cash flows from financing activities:
Preferred stock dividend	(10)	(10)	(10)
Common stock dividend	(24,547)	(26,106)	(25,508)
Issuance of common stock for stock option exercises	—	239	102
Purchase of treasury stock	(28,921)	(66,186)	(25,276)
Payments related to tax withholding for share-based compensation	(1,315)	(3,709)	(12,714)
Net cash provided by (used in) financing activities	(54,793)	(95,772)	(63,406)
Net increase (decrease) in cash and cash equivalents	(23,574)	(4,866)	23,865
Cash and cash equivalents at beginning of period	86,508	91,374	67,509
Cash and cash equivalents at end of period	$62,934	$86,508	$91,374

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
Capital Contributions to Subsidiaries
During the year ended December 31, 2020, the Company made a capital contribution of $114.0 million to UPCIC to increase UPCIC’s statutory capital and surplus. There were no capital contributions by the Company to UPCIC during the years ended December 31, 2019 and 2018.
Dividends received from Subsidiaries
The Company received distributions from the earnings of its non-insurance consolidated subsidiaries of $151.0 million, $121.3 million and $96.6 million during the years ended December 31, 2020, 2019 and 2018, respectively. There were no dividends paid by UPCIC and APPCIC to the Company during the years ended December 31, 2020, 2019 and 2018.

NOTE 2 – SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2020.
In February 2021, the Company funded a $77.0 million capital contribution to UPCIC to increase UPCIC’s statutory capital and surplus. UPCIC included this contribution in their statutory capital and surplus at December 31, 2020 with the permission of the FLOIR under statutory accounting principles.

SCHEDULE V – VALUATION AND QUALIFYING ACCOUNTS
The following table summarizes activity in the Company’s estimated credit losses and allowance for doubtful accounts for the periods presented (in thousands):

		Additions
	Beginning Balance	Charges to Earnings	Charges to Other Accounts	Deductions	Ending Balance
Description
Year Ended December 31, 2020
Estimated credit losses (1)	$749	528	—	646	$631
Year Ended December 31, 2019
Allowance for doubtful accounts	$711	456	—	418	$749
Year Ended December 31, 2018
Allowance for doubtful accounts	$680	470	—	439	$711

(1) See “Part II—Item 8—Note 2 (Summary of Significant Accounting Policies)”. On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic ASC 326), which introduces a new process for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new ASU applies to premiums receivable and results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY
AND CASUALTY INSURANCE OPERATIONS
The following table provides certain information related to the Company’s property and casualty operations as of, and for the periods presented (in thousands):

	As of December 31,	For the Year Ended December 31,
	Reserves for Unpaid Losses and LAE	Incurred Loss and LAE Current Year	Incurred Loss and LAE Prior Years	Paid Losses and LAE	Net Investment Income
2020	$322,465	$700,473	58,337	$700,406	$20,393
2019	$267,760	$515,338	$88,068	$538,331	$30,743
2018	$472,829	$314,933	$99,522	$401,011	$24,816

	As of December 31,	For the Year Ended December 31,
	Deferred Policy Acquisition Cost (“DPAC”)	Amortization of DPAC, Net	Net Premiums Written	Net Premiums Earned	Unearned Premiums
2020	$110,614	$(199,154)	$1,004,903	$923,563	$783,135
2019	$91,882	$(176,843)	$869,645	$842,502	$661,279
2018	$84,686	$(163,187)	$827,674	$768,382	$601,679

Report of Independent Registered Public Accounting Firm
on Supplemental Information

To the Stockholders and Board of Directors
of Universal Insurance Holdings, Inc. and Subsidiaries

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of Universal Insurance Holdings, Inc. and Subsidiaries (the “Company”) as of and for the three-year period ended December 31, 2020, and issued our report thereon dated February 26, 2021 which expressed an unqualified opinion on those financial statements and is included at Item 8 in this Form 10-K. The supplemental information contained in the consolidated financial statement schedules of the Company in the accompanying index at Item 15 in this Form 10-K has been subjected to audit procedures performed in conjunction with the audit of the Company's consolidated financial statements. The supplemental information is the responsibility of the Company's management. Our audit procedures included determining whether the supplemental information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

/s/ Plante & Moran, PLLC

Chicago, Illinois
February 26, 2021