Form 10-Q
period 2021-03-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2021-04-30
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,215,931 shares of common stock, par value $0.01 per share, outstanding on April 26, 2021.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida

RESULTS OF REVIEW OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of March 31, 2021 and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the three-month period ended March 31, 2021 and 2020. Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of Universal Insurance Holdings, Inc. as of December 31, 2020 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 26, 2021. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 30, 2021

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

	As of
	March 31,	December 31,
	2021	2020
ASSETS
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $220 and $186 (amortized cost: $931,174 and $815,647)	$913,131	$819,861
Equity securities, at fair value (cost: $91,571 and $84,667)	91,291	84,887
Assets held for sale	6,855	—
Investment real estate, net	6,027	15,176
Total invested assets	1,017,304	919,924
Cash and cash equivalents	90,829	167,156
Restricted cash and cash equivalents	12,715	12,715
Prepaid reinsurance premiums	100,221	215,723
Reinsurance recoverable	217,625	160,417
Premiums receivable, net	62,488	66,883
Property and equipment, net	53,178	53,572
Deferred policy acquisition costs	111,193	110,614
Income taxes recoverable	14,741	30,576
Deferred income tax asset, net	17,488	6,284
Other assets	19,671	14,877
Total assets	$1,717,453	$1,758,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$315,780	$322,465
Unearned premiums	772,843	783,135
Advance premium	73,738	49,562
Book overdraft	—	59,399
Reinsurance payable, net	24,527	10,312
Commission payable	26,693	23,809
Other liabilities and accrued expenses	41,119	52,341
Long-term debt	8,088	8,456
Total liabilities	1,262,788	1,309,479

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $0.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $0.01 par value	469	468
Authorized shares - 55,000
Issued shares - 46,911 and 46,817
Outstanding shares - 31,216 and 31,137
Treasury shares, at cost - 15,695 and 15,680	(225,751)	(225,506)
Additional paid-in capital	104,624	103,445
Accumulated other comprehensive income (loss), net of taxes	(13,567)	3,343
Retained earnings	588,890	567,512
Total stockholders’ equity	454,665	449,262
Total liabilities and stockholders’ equity	$1,717,453	$1,758,741

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$365,314	$334,553
Change in unearned premium	10,292	(8,602)
Direct premium earned	375,606	325,951
Ceded premium earned	(132,301)	(105,122)
Premiums earned, net	243,305	220,829
Net investment income	2,986	6,834
Net realized gains (losses) on investments	542	299
Net change in unrealized gains (losses) of equity securities	(494)	(8,024)
Commission revenue	9,126	7,015
Policy fees	5,387	5,540
Other revenue	1,905	2,782
Total premiums earned and other revenues	262,757	235,275
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	143,963	135,048
General and administrative expenses	82,443	72,643
Total operating costs and expenses	226,406	207,691
INCOME BEFORE INCOME TAXES	36,351	27,584
Income tax expense (benefit)	9,943	7,517
NET INCOME	$26,408	$20,067
Basic earnings per common share	$0.85	$0.62
Weighted average common shares outstanding - Basic	31,208	32,591
Diluted earnings per common share	$0.84	$0.61
Weighted average common shares outstanding - Diluted	31,277	32,731
Cash dividend declared per common share	$0.16	$0.16

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$26,408	$20,067
Other comprehensive income (loss), net of taxes	(16,910)	(8,946)
Comprehensive income (loss)	$9,498	$11,121
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (unaudited)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2020	(15,680)		46,817	10	$468	$—	$103,445	$567,512	$3,343	$(225,506)	$449,262
Vesting of performance share units	(16)	(1)	62	—	—	—	—	—	—	(241)	(241)
Vesting of restricted stock units	(17)	(1)	65	—	1	—	(1)	—	—	(254)	(254)
Retirement of treasury shares	33	(1)	(33)	—	—	—	(495)	—	—	495	—
Purchases of treasury stock	(15)		—	—	—	—	—	—	—	(245)	(245)
Share-based compensation	—		—	—	—	—	1,675	—	—	—	1,675
Net income	—		—	—	—	—	—	26,408	—	—	26,408
Other comprehensive loss, net of taxes	—		—	—	—	—	—	—	(16,910)	—	(16,910)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,030)	—	—	(5,030)
Balance, March 31, 2021	(15,695)		46,911	10	$469	$—	$104,624	$588,890	$(13,567)	$(225,751)	$454,665

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2019	(14,069)		46,707	10	$467	$—	$96,036	$573,619	$20,364	$(196,585)	$493,901
Cumulative effect of change in accounting principle (ASU 2016-13)	—		—	—	—	—	—	(597)	597	—	—
Balance, January 1, 2020	(14,069)		46,707	10	$467	$—	$96,036	$573,022	$20,961	$(196,585)	$493,901
Vesting of performance share units	(25)	(1)	83	—	1	—	(1)	—	—	(646)	(646)
Grants and issue of stock award	—	(1)	1	—	—	—	30	—	—	—	30
Retirement of treasury shares	25	(1)	(25)	—	—	—	(646)	—	—	646	—
Purchases of treasury stock	(312)		—	—	—	—	—	—	—	(6,587)	(6,587)
Share-based compensation	—		—	—	—	—	1,691	—	—	—	1,691
Net income	—		—	—	—	—	—	20,067	—	—	20,067
Other comprehensive income, net of taxes	—		—	—	—	—	—	—	(8,946)	—	(8,946)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,222)	—	—	(5,222)
Balance, March 31, 2020	(14,381)		46,766	10	$468	$—	$97,110	$587,867	$12,015	$(203,172)	$494,288

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net cash provided by operating activities	$61,265	$45,643
Cash flows from investing activities:
Proceeds from sale of property and equipment	16	11
Purchases of property and equipment	(1,211)	(4,705)
Purchases of equity securities	(8,175)	(10,145)
Purchases of available-for-sale debt securities	(178,828)	(61,782)
Proceeds from sales of equity securities	1,576	—
Proceeds from sales of available-for-sale debt securities	27,455	9,979
Proceeds from sales of investment real estate	2,591	—
Maturities of available-for-sale debt securities	25,178	32,534
Net cash provided by (used in) investing activities	(131,398)	(34,108)
Cash flows from financing activities:
Preferred stock dividend	(3)	(3)
Common stock dividend	(5,083)	(5,261)
Purchase of treasury stock	(245)	(6,587)
Payments related to tax withholding for share-based compensation	(495)	(646)
Repayment of debt	(368)	(367)
Net cash provided by (used in) financing activities	(6,194)	(12,864)
Cash and cash equivalents, and restricted cash and cash equivalents:
Net increase (decrease) during the period	(76,327)	(1,329)
Balance, beginning of period	179,871	184,744
Balance, end of period	$103,544	$183,415

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$90,829	$167,156
Restricted cash and cash equivalents (1)	12,715	12,715
Total cash and cash equivalents and restricted cash and cash equivalents	$103,544	$179,871
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
Universal Insurance Holdings, Inc. (“UVE”, and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”, and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance offered in 19 states as of March 31, 2021, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
The Company generates revenues primarily from the collection of premiums and investment returns on funds invested on cash flows in excess of those retained and used for claims-paying obligations and insurance operations. Other significant sources of revenue include brokerage commissions collected from reinsurers on certain reinsurance programs placed on behalf of the Insurance Entities, policy fees collected from policyholders by the Company’s wholly-owned managing general agent subsidiary and payment plan fees charged to policyholders who choose to pay their premiums in installments. The Company’s wholly-owned adjusting company receives claims-handling fees from the Insurance Entities. The Insurance Entities are reimbursed for these fees on claims that are subject to recovery under the Insurance Entities’ respective reinsurance programs. These fees, after expenses, are recorded in the Condensed Consolidated Financial Statements as an adjustment to losses and loss adjustment expense (“LAE”).
Basis of Presentation
The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the Financial Statements do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) for annual financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 26, 2021. The Condensed Consolidated Balance Sheet at December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.
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

2. Significant Accounting Policies
The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2020. The following are new or revised disclosures or disclosures required on a quarterly basis.
Accounting Policies

Assets Held for Sale. The Company considers properties, including land, to be assets held for sale when (1) management commits to a plan to sell the property; (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and the Company expects the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and the Company ceases depreciation. Assets held for sale are stated separately in the accompanying Condensed Consolidated Balance Sheets.

3. Investments
Available-for-Sale Securities
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	March 31, 2021
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$40,284	$—	$123	$(340)	$40,067
Corporate bonds	536,479	(175)	1,102	(13,077)	524,329
Mortgage-backed and asset-backed securities	330,939	(2)	559	(5,799)	325,697
Municipal bonds	16,400	(1)	—	(574)	15,825
Redeemable preferred stock	7,072	(42)	250	(67)	7,213
Total	$931,174	$(220)	$2,034	$(19,857)	$913,131

	December 31, 2020
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$59,529	$—	$157	$(55)	$59,631
Corporate bonds	416,758	(148)	3,571	(337)	419,844
Mortgage-backed and asset-backed securities	319,377	—	1,175	(615)	319,937
Municipal bonds	11,990	—	138	—	12,128
Redeemable preferred stock	7,993	(38)	424	(58)	8,321
Total	$815,647	$(186)	$5,465	$(1,065)	$819,861

The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	March 31, 2021		December 31, 2020
Equivalent S&P Credit Ratings	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
AAA	$326,429	35.7%	$337,462	41.2%
AA	109,334	12.0%	89,681	10.9%
A	287,372	31.5%	230,290	28.1%
BBB	188,371	20.6%	160,662	19.6%
BB and Below	227	—%	233	—%
No Rating Available	1,398	0.2%	1,533	0.2%
Total	$913,131	100.0%	$819,861	100.0%

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

The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed Securities:
Agency	$159,583	$156,281	$153,937	$153,758
Non-agency	57,231	55,262	54,231	54,666
Asset-backed Securities:
Auto loan receivables	68,860	68,908	68,188	68,440
Credit card receivables	7,850	7,855	7,878	7,891
Other receivables	37,415	37,391	35,143	35,182
Total	$330,939	$325,697	$319,377	$319,937
The following tables summarize available-for-sale debt securities, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	March 31, 2021
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	8	$37,127	$(340)	—	$—	$—
Corporate bonds	211	311,967	(8,712)	1	1,141	(32)
Mortgage-backed and asset-backed securities	107	249,319	(5,799)	—	—	—
Municipal bonds	7	13,402	(503)	—	—	—
Redeemable preferred stock	—	—	—	—	—	—
Total	333	$611,815	$(15,354)	1	$1,141	$(32)

	December 31, 2020
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	8	$31,729	$(55)	—	$—	$—
Corporate bonds	27	28,791	(162)	—	—	—
Mortgage-backed and asset-backed securities	42	112,462	(615)	—	—	—
Municipal bonds	—	—	—	—	—	—
Redeemable preferred stock	2	688	(12)	—	—	—
Total	79	$173,670	$(844)	—	$—	$—

Unrealized losses on available-for-sale debt securities in the above table as of March 31, 2021 have not been recognized into income as credit losses because the issuers are of high credit quality (investment grade securities), management does not intend to sell and it is likely management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

The following table presents a reconciliation of the beginning and ending balances for expected credit losses on available-for-sale debt securities (in thousands):

	Corporate Bonds	Mortgage-Backed and Asset-Backed Securities	Municipal Bonds	Redeemable Preferred Stock	Total
Balance, December 31, 2019	$—	$—	$—	$—	$—
Cumulative effect adjustment as of January 1, 2020	665	—	—	126	791
Increase (decrease)	(517)	—	—	(88)	(605)
Balance, December 31, 2020	148	—	—	38	186
Increase (decrease)	27	2	1	4	34
Balance, March 31, 2021	$175	$2	$1	$42	$220

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agencies, market sentiment and trends and adverse conditions specifically related to the security, among other quantitative and qualitative factors utilized for establishing an estimate for credit losses. If the assessment indicates that a credit loss exists, the present values of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes an available-for-sale debt security is confirmed as uncollected or when either of the criteria regarding intent or requirement to sell is met.
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	March 31, 2021
	Amortized Cost	Fair Value
Due in one year or less	$19,275	$19,357
Due after one year through five years	516,595	513,373
Due after five years through ten years	374,044	359,574
Due after ten years	21,095	20,630
Perpetual maturity securities	165	197
Total	$931,174	$913,131

All securities, except those with perpetual maturities, were categorized in the table above utilizing years to effective maturity. Effective maturity takes into consideration all forms of potential prepayment, such as call features or prepayment schedules, that shorten the lifespan of contractual maturity dates.

The following table provides certain information related to available-for-sale debt securities, equity securities and investment in real estate during the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$52,633	$42,513
Equity securities	$1,576	$—
Gross realized gains on sale of securities:
Available-for-sale debt securities	$122	$346
Equity securities	$343	$—
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(324)	$(47)
Equity securities	$—	$—
Realized gains on sales of investment real estate	$401	$—

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Available-for-sale debt securities	$2,829	$6,015
Equity securities	591	545
Cash and cash equivalents (1)	11	791
Other (2)	268	254
Total investment income	3,699	7,605
Less: Investment expenses (3)	(713)	(771)
Net investment income	$2,986	$6,834

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Equity Securities
The following table provides the unrealized gains and losses recognized for the periods presented on equity securities still held at the end of the reported period (in thousands):

	Three Months Ended March 31,
	2021	2020
Unrealized gains (losses) recognized during the reported period on equity securities still held at the end of the reported period	$(519)	$(8,024)

Assets Held for Sale
The Company has committed to a plan of sale for a real estate property previously included in Investment Real Estate. The real estate property is located in Tequesta, Florida. Proceeds from the sale are expected to exceed the property’s carrying value of $6.9 million and, accordingly, no impairment loss was recognized on the classification of this real estate property as held for sale.

Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	March 31,	December 31,
	2021	2020
Income Producing:
Investment real estate	$7,087	$14,685
Less: Accumulated depreciation	(1,060)	(1,699)
	6,027	12,986
Non-Income Producing:
Investment real estate	—	2,190
Investment real estate, net	$6,027	$15,176

During the three months ended March 31, 2021, the Company completed the sale of an investment real estate property. The Company received net cash proceeds of approximately $2.6 million and recognized a pre-tax gain of approximately $0.4 million that is included in net realized gains (losses) on investments in the Condensed Consolidated Statements of Income for the three months ended March 31, 2021.
Depreciation expense related to investment real estate for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Depreciation expense on investment real estate	$46	$104

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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of March 31, 2021			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services, Inc.	Moody’s Investors Service, Inc.	March 31, 2021	December 31, 2020
Florida Hurricane Catastrophe Fund (1)	n/a	n/a	n/a	$66,935	$121,298
Allianz Risk Transfer (Bermuda) Ltd.	A+	AA-	Aa3	120,349	96,652
Allianz Risk Transfer	—	—	—	—	21,087
Renaissance Reinsurance Ltd.	A+	A+	A1	24,014	18,285
Total (2)				$211,298	$257,322
(1)No rating is available because the fund is not rated.
(2)Amounts represent prepaid reinsurance premiums and net recoverables for paid and unpaid losses, including incurred but not reported reserves, and loss adjustment expenses.
The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended March 31,
	2021			2020
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$365,314	$375,606	$237,298	$334,553	$325,951	$173,243
Ceded	(16,800)	(132,301)	(93,335)	(27)	(105,122)	(38,195)
Net	$348,514	$243,305	$143,963	$334,526	$220,829	$135,048

The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	March 31,	December 31,
	2021	2020
Prepaid reinsurance premiums	$100,221	$215,723
Reinsurance recoverable on paid losses and LAE	$98,954	$40,895
Reinsurance recoverable on unpaid losses and LAE	118,671	119,522
Reinsurance recoverable	$217,625	$160,417

5. Insurance Operations
Deferred Policy Acquisition Costs
The Company defers certain costs in connection with written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
DPAC, beginning of period	$110,614	$91,882
Capitalized Costs	54,722	48,508
Amortization of DPAC	(54,143)	(46,036)
DPAC, end of period	$111,193	$94,354
Regulatory Requirements and Restrictions
The Insurance Entities are subject to regulations and standards of the Florida Office of Insurance Regulation (“FLOIR”). The Insurance Entities are also subject to regulations and standards of regulatory authorities in other states where they are licensed, although as Florida-domiciled insurers, their principal regulatory authority is the FLOIR. These standards and regulations require the Insurance Entities to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the Insurance Entities to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by the Insurance Entities to their immediate parent company, Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida), without prior regulatory approval is limited by the provisions of the Florida Insurance Code. These dividends are referred to as “ordinary dividends.” However, if the dividend, together with other dividends paid within the preceding twelve months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.
In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of December 31, 2020, UPCIC has the capacity to pay ordinary dividends of $2.1 million during 2021. APPCIC, based on its accumulated earnings as of December 31, 2020, is unable to pay any ordinary dividends during 2021. For the three months ended March 31, 2021 and 2020, no dividends were paid from the Insurance Entities to PSI.
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

	March 31, 2021	December 31, 2020
Statutory capital and surplus
UPCIC (1)	$353,971	$360,707
APPCIC	$12,976	$12,918
Ten percent of total liabilities
UPCIC	$109,730	$98,682
APPCIC	$2,222	$1,793

(1)
As of the dates in the table above, statutory capital and surplus for UPCIC includes a $77 million capital contribution funded in February 2021 by UVE through PSI, the Insurance Entities’ parent company, which the FLOIR permitted to be included in the statutory capital and surplus at December 31, 2020 under statutory accounting principles. This contribution was not recognized on a U.S. GAAP basis at December 31, 2020.

As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement.

The Insurance Entities also met the capitalization requirements of the other states in which they were licensed as of March 31, 2021. The Insurance Entities each are also required to adhere to prescribed premium-to-capital surplus ratios and each have met those requirements at such dates.

Through PSI, UVE recorded contributions for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Capital contributions	$77,000	$30,000
The following table summarizes combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Combined net income (loss)	$(7,376)	$(3,234)
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	March 31, 2021	December 31, 2020
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,508	$3,550

6. Liability for Unpaid Losses and Loss Adjustment Expenses
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$322,465	$267,760
Less: Reinsurance recoverable	(119,522)	(123,221)
Net balance at beginning of period	202,943	144,539
Incurred related to:
Current year	145,200	130,707
Prior years	(1,237)	4,341
Total incurred	143,963	135,048
Paid related to:
Current year	54,481	61,778
Prior years	95,316	87,989
Total paid	149,797	149,767
Net balance at end of period	197,109	129,820
Plus: Reinsurance recoverable	118,671	66,158
Balance at end of period	$315,780	$195,978

For the three months ended March 31, 2021, there was prior years’ reserve development of $92.1 million gross, less $93.3 million ceded, resulting in $1.2 million net favorable development. The net favorable prior years’ reserve development for the quarter ended March 31, 2021 was principally due to an increase in ceded reserves for Hurricane Sally as a result of recoveries on losses outside of Florida, which have a lower attachment point offset by a reduction in Hurricane Irma recoveries representing previously ceded losses not subject to recovery. As a result, net prior years’ reserve development was favorable.

During the three months ended March 31, 2020, there was adverse prior years’ reserve development of $42.5 million gross, less $38.2 million ceded, resulting in $4.3 million net development. The direct and net prior years’ reserve development for the quarter ended March 31, 2020 was principally due to an increase in ultimate losses and LAE for Hurricane Irma.

7. Long-Term Debt
Long-term debt consists of the following as of the dates presented (in thousands):

	March 31,	December 31,
	2021	2020
Surplus note	$8,088	$8,456
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
UPCIC was in compliance with the terms of the surplus note as of March 31, 2021.

8. Stockholders’ Equity

From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares			Average
			Repurchased During the		Aggregate	Price Per
		Dollar Amount	Three Months Ended March 31,		Purchase	Share
Date Authorized	Expiration Date	Authorized	2021	2020	Price	Repurchased	Plan Completed
November 3, 2020	November 3, 2022	$20,000	15,444	—	$245	$15.87
November 6, 2019	December 31, 2021	$40,000	—	312,107	$6,587	$21.11	November 2020
See the “Condensed Consolidated Statements of Stockholders’ Equity” for a roll-forward of treasury shares.

9. Income Taxes
During the three months ended March 31, 2021 and 2020, the Company recorded approximately $9.9 million and $7.5 million of income tax expense, respectively. The effective tax rate (“ETR”) for the three months ended March 31, 2021 was 27.4% compared to a 27.3% ETR for the same period in 2020.
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
The Company’s income tax provision reflects an estimated annual ETR of 27.1% for 2021, calculated before the impact of discrete items. The effect of reporting discrete items through March 31, 2021 amounts to an increase to the annual estimated ETR of 30 basis points, resulting in a total annual estimated ETR of 27.4%. The annual estimated ETR includes a federal income tax rate of 21% and a state income tax rate, net of federal benefit, of 2.9%.
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
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. As of March 31, 2021, the Company’s 2017 through 2019 tax years are still subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdictions.

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
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted EPS computations for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator for EPS:
Net income	$26,408	$20,067
Less: Preferred stock dividends	(3)	(3)
Income available to common stockholders	$26,405	$20,064
Denominator for EPS:
Weighted average common shares outstanding	31,208	32,591
Plus: Assumed conversion of share-based compensation (1)	44	115
Assumed conversion of preferred stock	25	25
Weighted average diluted common shares outstanding	31,277	32,731
Basic earnings per common share	$0.85	$0.62
Diluted earnings per common share	$0.84	$0.61

(1)	Represents the dilutive effect of unexercised stock options, unvested performance share units, unvested restricted stock units and unvested restricted stock.

11. Other Comprehensive Income (Loss)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended March 31,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains arising during the period	$(22,425)	$(5,361)	$(17,064)	$(11,226)	$(2,505)	$(8,721)
Less: Reclassification adjustments for (gains) losses realized in net income	202	48	154	(299)	(74)	(225)
Other comprehensive income (loss)	$(22,223)	$(5,313)	$(16,910)	$(11,525)	$(2,579)	$(8,946)
Reclassification adjustment to retained earnings (1)	—	—	—	791	194	597
Change in accumulated other comprehensive (loss)	$(22,223)	$(5,313)	$(16,910)	$(10,734)	$(2,385)	$(8,349)

(1)Effective January 1, 2020, the Company adopted Accounting Standard Update 2016-13. This amount represents reclassifications to retained earnings associated with the allowance for expected credit losses within accumulated other comprehensive income relating to available-for-sale debt security investments.

The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended March 31,
	2021	2020
Unrealized gains (losses) on available-for-sale debt securities
	$(202)	$299	Net realized gains (losses) on sale of securities
	48	(74)	Income taxes
Total reclassification for the period	$(154)	$225	Net of tax

12. Commitments and Contingencies
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The majority of the Company’s reinsurance commitments run from June 1st of the current year to May 31st of the following year. Certain of the Company’s reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1st to May 31st contract period are recorded as “Reinsurance Payable, net” in the Condensed Consolidated Balance Sheet. Effective March 26, 2021, UPCIC entered into a three-year reinsurance agreement with Cosaint Re Pte. Ltd., a special purpose reinsurance vehicle incorporated in Singapore that correspondingly issued notes in a Rule 144A offering to raise proceeds to collateralize its obligations under this agreement. Amounts payable for coverage for the first year of the reinsurance agreement with Cosaint Re Pte. Ltd. are also recorded as “Reinsurance Payable, net”. Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $128.3 million in 2021; (2) $14.1 million in 2022 and (3) $85.4 million in 2023.
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
Mutual funds and other: Comprise actively traded funds. Valuation is based on daily quoted net asset values for identical assets in active markets that the Company can access.
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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	March 31, 2021
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$40,067	$—	$40,067
Corporate bonds	—	524,329	—	524,329
Mortgage-backed and asset-backed securities	—	325,697	—	325,697
Municipal bonds	—	15,825	—	15,825
Redeemable preferred stock	—	7,213	—	7,213
Equity Securities:
Common stock	6,225	—	—	6,225
Mutual funds and other	85,066	—	—	85,066
Total assets accounted for at fair value	$91,291	$913,131	$—	$1,004,422

	Fair Value Measurements
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$59,631	$—	$59,631
Corporate bonds	—	419,844	—	419,844
Mortgage-backed and asset-backed securities	—	319,937	—	319,937
Municipal bonds	—	12,128	—	12,128
Redeemable preferred stock	—	8,321	—	8,321
Equity Securities:
Common stock	2,435	—	—	2,435
Mutual funds	82,452	—	—	82,452
Total assets accounted for at fair value	$84,887	$819,861	$—	$904,748
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
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	(Level 3) Estimated Fair Value	Carrying Value	(Level 3) Estimated Fair Value
Liabilities (debt):
Surplus note	$8,088	$7,876	$8,456	$8,291
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

14. Variable Interest Entities

The Company entered into a reinsurance captive arrangement with a VIE in the normal course of business and consolidated the VIE since the Company is the primary beneficiary. The primary beneficiary analysis includes a review of the VIE’s capital structure, related contractual relationships and terms, nature of the VIE’s operations and purpose, nature of the VIE’s interests issued and the Company’s involvement with the entity. When assessing the need to consolidate a VIE, the Company evaluates the design of the VIE as well as the related risks to which the entity was designed to expose the variable interest holders. The primary beneficiary is the entity that has both (i) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. While also considering these factors, the consolidation conclusion depends on the Company’s decision-making ability and its ability to influence activities that significantly affect the economic performance of the VIE.

On a consolidated basis, the balance sheet classification and exposure is comprised of $10.1 million of restricted cash held in a reinsurance trust account, which can be used only to settle specific reinsurance obligations of that VIE.

15. Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of March 31, 2021.

On April 22, 2021, the Company declared a quarterly cash dividend of $0.16 per share of common stock payable May 21, 2021, to shareholders of record on May 14, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Company” refer to Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries. You should read the following discussion together with our unaudited condensed consolidated financial statements (“Financial Statements”) and the related notes thereto included in “Part I, Item 1—Financial Statements,” and our audited condensed consolidated financial statements and the related notes thereto included in “Part II, Item 8—Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the year.

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These forward-looking statements may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets,” and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure and other risk management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements as a result of the risks set forth below, which are a summary of those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A should be read in conjunction with our Financial Statements and accompanying Notes appearing elsewhere in this Report (the “Notes”). In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed above under “Cautionary Note Regarding Forward-Looking Statements.”

Trends - Impact of the COVID-19 Pandemic
The global COVID-19 pandemic has had a profound worldwide effect on social interactions and on the global, national and local economies. Since the first week of engaging our work from home strategy, nearly all aspects of our business have been, and continue to be, conducted remotely while striving to maintain the quality of our service standards. Subsequent to March 2020, we have not seen a material impact from COVID-19 pandemic on our business, our financial position, our liquidity, or our ability to service our policyholders and maintain critical operations. As a provider of services that have been deemed essential under most directives and guidelines, we are confident in our ability to maintain consistent operations and believe we can continue to manage with our remote workforce, with little impact on our business and service levels and our standards of care for both underwriting and claims. We continue to monitor local, state and federal guidance and will adjust workforce activities as appropriate. Although we have not experienced an adverse material impact from the COVID-19 pandemic, the ultimate impact of the pandemic on our business and on the economy in general cannot be predicted.
Court systems in key markets in which we operate, including Florida, have been impacted by the COVID-19 pandemic. This has led to changes in certain court procedures and, in many cases, to delays in our ability to resolve contested claims. In our experience, delays in court proceedings can increase the amounts of judgements, settlements and related costs. In addition, delays in the judicial system could affect our ability to pursue subrogation actions in a timely and cost-effective manner. As a result, as the effects of the COVID-19 pandemic evolve, continuing periods of judicial delays and revised procedures could have an adverse effect on our litigation outcomes.

Our level of direct premiums written during the three months ended March 31, 2021 was strong and outperformed the same period in the prior year. We are cautiously optimistic in our belief that our customers and agent force will continue to renew and place business with us, especially our customers in hurricane-exposed states. In the event there is a slow-down in the production and/or collection of premiums, we intend to take measures to maintain liquidity while continuing to protect our capital and policyholders. See “—Liquidity and Capital Resources.”

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

Definitions of Key Performance Indicators

Book Value Per Common Share ― total stockholders’ equity, adjusted for preferred stock liquidation, divided by the number of common shares outstanding as of a reporting period. Book value per common share is the excess of assets over liabilities at a reporting period attributed to each share of stock. Changes in book value per common share informs shareholders of retained equity in the Company on a per share basis which may assist in understanding market value trends for the Company’s stock.

Combined Ratio ― the combined ratio is a measure of underwriting profitability for a reporting period and is calculated by dividing total operating costs and expenses (which is made up of losses and LAE and general and administrative expenses) by premiums earned, net, which is net of ceded premiums earned. Changes to the combined ratio over time provide management with an understanding of costs to operate its business in relation to net premiums it is earning and the impact of rate, underwriting and other business management actions on underwriting profitability. A combined ratio below 100 indicates underwriting profit; a combined ratio above 100 indicates underwriting losses.

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

In March 2021, UPCIC completed its first catastrophe bond transaction. Effective March 26, 2021, UPCIC entered into a three-year reinsurance agreement with Cosaint Re Pte. Ltd., a special purpose reinsurance vehicle incorporated in Singapore that correspondingly issued notes in a Rule 144A offering to raise proceeds to collateralize its obligations under this agreement. The reinsurance agreement provides UPCIC with a single limit of $150M of collateralized protection for named windstorm events.

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

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
Financial and Business Highlights
First quarter of fiscal 2021 results of operations comparisons are to first quarter of fiscal 2020 (unless otherwise specified).
•Direct premiums written overall grew by $30.8 million, or 9.2%, to $365.3 million.
•Policies in force at March 31, 2021 were 976,250 compared to 984,830 at December 31, 2020, a decline of 0.9% from year end.
•In Florida, direct premiums written grew by $28.5 million, or 10.2%, and in our other states, direct premiums written grew by $2.3 million, or 4.0%.
•Premiums earned, net, grew by $22.5 million, or 10.2%, to $243.3 million.
•FLOIR approved an overall 7.0% rate increase in December 2020 for UPCIC on Florida personal residential homeowners line of business, effective December 2020 for new business and March 2021 for renewals.
•Net investment income was $3.0 million compared to $6.8 million in the first quarter of 2020.
•Total revenues increased by $27.5 million, or 11.7%, to $262.8 million.
•Net loss and LAE ratio was 59.2% as compared to 61.2%.
•Diluted earnings per common share (“EPS”) increased by $0.23, or 37.7%, to $0.84 compared to $0.61.
•Weighted average diluted common shares outstanding were lower by 4.4% to 31.3 million shares compared to 32.7 million shares.
•Book value per share increased by $0.13, or 0.9%, to $14.56 at March 31, 2021 from $14.43 at December 31, 2020.
•Declared and paid dividends of $5.0 million, or $0.16 per common share, in the first quarter of 2021.
•Contributed $77 million of capital to UPCIC during the first quarter of 2021 to support insurance operations.

Results of Operations — Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Net income was $26.4 million for the three months ended March 31, 2021, compared to net income of $20.1 million for the same period in 2020. Weighted average diluted common shares outstanding for the three months ended March 31, 2021 were lower by 4.4% to 31.3 million shares from 32.7 million shares for the same period of the prior year. Benefiting the quarter were increases in premiums earned, net, improvements in both realized and unrealized gains and losses and an increase in commission revenue, offset by a decrease in net investment income, policy fees and other revenue and an increase in operating costs and expenses. Direct premium earned and premiums earned, net were up 15.2% and 10.2%, respectively, due to growth in all states in which we are licensed and writing during the past 12 months and rate increases implemented during 2020 and 2021, offset by higher costs for reinsurance flowing through to premiums earned, net. The net losses and LAE ratio was 59.2% for the three months ended March 31, 2021, compared to 61.2% for the same period in 2020 reflecting benefits from prior years’ development and a decrease in weather events partially offset by higher core net losses when compared to the prior year quarter.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Three Months Ended March 31,		Change
	2021	2020	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$365,314	$334,553	$30,761	9.2%
Change in unearned premium	10,292	(8,602)	18,894	NM
Direct premium earned	375,606	325,951	49,655	15.2%
Ceded premium earned	(132,301)	(105,122)	(27,179)	25.9%
Premiums earned, net	243,305	220,829	22,476	10.2%
Net investment income	2,986	6,834	(3,848)	(56.3)%
Net realized gains (losses) on investments	542	299	243	81.3%
Net change in unrealized gains (losses) of equity securities	(494)	(8,024)	7,530	(93.8)%
Commission revenue	9,126	7,015	2,111	30.1%
Policy fees	5,387	5,540	(153)	(2.8)%
Other revenue	1,905	2,782	(877)	(31.5)%
Total premiums earned and other revenues	262,757	235,275	27,482	11.7%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	143,963	135,048	8,915	6.6%
General and administrative expenses	82,443	72,643	9,800	13.5%
Total operating costs and expenses	226,406	207,691	18,715	9.0%
INCOME BEFORE INCOME TAXES	36,351	27,584	8,767	31.8%
Income tax (benefit) expense	9,943	7,517	2,426	32.3%
NET INCOME	$26,408	$20,067	$6,341	31.6%
Other comprehensive income (loss), net of taxes	(16,910)	(8,946)	(7,964)	89.0%
COMPREHENSIVE INCOME	$9,498	$11,121	$(1,623)	(14.6)%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$0.84	$0.61	$0.23	37.7%
Weighted average diluted common shares outstanding	31,277	32,731	(1,454)	(4.4)%

NM – Not Meaningful

Direct premiums written increased by $30.8 million, or 9.2%, for the quarter ended March 31, 2021, driven by growth within our Florida business of $28.5 million, or 10.2%, and growth in our other states business of $2.3 million, or 4.0%, as compared to the same period of the prior year. Rate increases approved in 2020 in Florida and in certain other states were the principal driver of higher written premiums despite a lower level of new writings and slightly lower renewal retention compared to the same period of the prior year. During the first quarter of 2021, management implemented efforts to prudently manage its exposures while rate increases take effect, which has slowed the growth of written premiums when compared to prior years. Policies in force declined from 984,830 at December 31, 2020 to 976,250 at March 31, 2021 as a result of management’s effort to reduce new business exposures. Policies in force declined in 11 out of the 19 states that the Insurance Entities write in as a result of management’s actions. We actively wrote policies in 19 states during 2021 compared to 18 states at March 31, 2020. In addition, we are authorized to do business in Tennessee and Wisconsin and are proceeding with product filings in those states. Policies in force, premium in force and total insured value increased as of March 31, 2021 when compared to March 31, 2020.
The following table provides direct premiums written for Florida and Other States for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended
	March 31, 2021		March 31, 2020		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$307,011	84.0%	$278,511	83.2%	$28,500	10.2%
Other states	58,303	16.0%	56,042	16.8%	2,261	4.0%
Total	$365,314	100.0%	$334,553	100.0%	$30,761	9.2%
We seek to grow and generate long-term rate adequate premium in each state where we offer policies, including Florida. Diversified sources of business are an important objective and premium growth outside Florida is a measure monitored by management toward meeting that objective.
Direct premium earned increased by $49.7 million, or 15.2%, for the quarter ended March 31, 2021, reflecting the earning of premiums written over the past 12 months including positive changes in rates and policies in force during that time.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents amounts paid to reinsurers for this protection. Ceded premium earned increased $27.2 million, or 25.9%, for the quarter ended March 31, 2021, as compared to the same period of the prior year. The increase in reinsurance costs reflects an increase in costs associated with the increase in exposures we insure, increased pricing when compared to the expired reinsurance program and differences in the structure and design of the respective programs. Reinsurance costs, as a percentage of direct premium earned, increased from 32.3% for the three months ended March 31, 2020 to 35.2% for the three months ended March 31, 2021. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period which typically runs from June 1st to May 31st.. See the discussion above for the Insurance Entities’ 2020-2021 reinsurance programs and “Item 1—Note 4 (Reinsurance).”
Premiums earned, net of ceded premium earned, grew by 10.2%, or $22.5 million, to $243.3 million for the three months ended March 31, 2021, reflecting an increase in direct premium earned offset by increased costs for reinsurance.
Net investment income was $3.0 million for the three months ended March 31, 2021, compared to $6.8 million for the same period in 2020, a decrease of $3.8 million, or 56.3%. This decrease is largely attributable to significantly lower yields on the reinvested portfolio following the sale of a majority of securities in the portfolio that were in an unrealized gain position in the third and fourth quarters of 2020. Market rates in the second half of 2020 were considerably lower than the book yields of the portfolio prior to the sale. Additionally, income from cash investing was down $0.8 million in the first quarter of 2021 as compared to the same period of the prior year due to significantly lower yields on cash sweep and short-term cash investing. Total invested assets were $1,017.3 million as of March 31, 2021 compared to $919.9 million as of December 31, 2020. Cash and cash equivalents were $90.8 million at March 31, 2021 compared to $167.2 million at December 31, 2020, a decrease of 45.7%. Cash and cash equivalents are invested short term until needed to settle loss and LAE payments, reinsurance premium payments and operating cash needs or until they are deployed by our investment advisors.
Yields from cash and cash equivalents, short-term investments and the available-for-sale portfolio are dependent on future market forces, monetary policy and interest rate policy from the Federal Reserve. The Federal Reserve has broadly been lowering and maintaining lower interest rates, which has impacted the effective yields on new available-for-sale portfolio and overnight cash purchases and short-term investments. The overall trend has been lower interest rates on new purchases of securities over the past year and lower returns on cash and cash equivalents and short-term investments. As discussed below, due to the significant sale of securities during the third and fourth quarters of 2020, it is expected that future portfolio returns will reflect lower book yields based on current market conditions.

We sell investments, including securities, from our investment portfolio from time to time to meet our investment objectives or take advantage of market opportunities. During the three months ended March 31, 2021, sales of equity securities resulted in net realized gain of $0.3 million, sales of available-for-sale debt securities resulted in net realized losses of $0.2 million and the sale of an investment real estate property resulted in a realized gain of $0.4 million, in total generating net realized gain of $0.5 million. During the three months ended March 31, 2020, sales of available-for-sale debt securities resulted in net realized gains of $0.3 million See “Item 1—Note 3 (Investments).”
There was a $0.5 million net unrealized loss in equity securities during the three months ended March 31, 2021 compared to an $8.0 million net unrealized loss during the three months ended March 31, 2020 following the onset of the COVID-19 pandemic. Unrealized gains or losses reflected on the income statement are the result of changes in the fair market value of our equity securities during the period for securities still held and the reversal of unrealized gains or losses for securities sold during the period. See “Item 1—Note 3 (Investments).”
During 2020, the COVID-19 pandemic disrupted the financial markets. In the first quarter of 2020, our investment portfolio was adversely impacted, but has since substantially recovered. We took advantage of the recovery with the realization of gains on our available-for-sale debt securities discussed above. We believe the adverse impact to our investment portfolio was minimized in part during this COVID-19 pandemic-induced market dislocation as a result of our conservative investment strategy’s focus on capital preservation and adequate liquidity to pay claims. We believe the high credit rating and shorter duration foundation of our portfolio and portfolio diversification will help us weather these difficult market conditions, thereby limiting the impact of future economic financial market downturns on the portfolio. Recent market yields have been lower when compared to prior years and we expect the trend in lower interest income to continue as long as we compare current yields to yields on the portfolio before it was sold in 2020. We will continue to monitor the impact of the COVID-19 pandemic on our portfolio and the impact of the expected economic recovery. Significant uncertainties and emerging risks still exist regarding the potential long-term impact of the COVID-19 pandemic on the credit markets and our investment portfolio.
Commission revenue is comprised principally of brokerage commissions we earn from third-party reinsurers (excluding the FHCF) on reinsurance placed for the Insurance Entities. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the three months ended March 31, 2021, commission revenue was $9.1 million, compared to $7.0 million for the three months ended March 31, 2020. The increase in commission revenue of $2.1 million, or 30.1%, for the three months ended March 31, 2021 was primarily due to increased commissions from third-party reinsurers earned on increased reinsurance premiums due to growth in our exposures, as well as the difference in pricing and structure associated with our reinsurance program when compared to the prior year.
Policy fees for the three months ended March 31, 2021 were $5.4 million compared to $5.5 million for the same period in 2020. The decrease of $0.2 million, or 2.8%, was the result of a decrease in the total number of new and renewal policies written during the three months ended March 31, 2021 compared to the same period in 2020.
The following table presents losses and LAE incurred on a direct, ceded and net basis expressed in dollars and as a percent of the respective amounts of premiums earned. These amounts are further categorized as 1) core losses, 2) weather events for the current accident year and 3) prior years’ reserve development (dollars in thousands):

	Three Months Ended March 31, 2021
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$375,606		$132,301		$243,305

Loss and loss adjustment expenses:
Core losses	$145,228	38.7%	$28	—%	$145,200	59.7%
Weather events*	—	—%	—	—%	—	—%
Prior years’ reserve development	92,070	24.5%	93,307	70.5%	(1,237)	(0.5)%
Total losses and loss adjustment expenses	$237,298	63.2%	$93,335	70.5%	$143,963	59.2%

*Includes only current year weather events beyond those expected.

	Three Months Ended March 31, 2020
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$325,951		$105,122		$220,829

Loss and loss adjustment expenses:
Core losses	$129,728	39.8%	$21	—%	$129,707	58.7%
Weather events*	1,000	0.3%	—	—%	1,000	0.5%
Prior years’ reserve development	42,515	13.0%	38,174	36.3%	4,341	2.0%
Total losses and loss adjustment expenses	$173,243	53.2%	$38,195	36.3%	$135,048	61.2%

*Includes only current year weather events beyond those expected.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.
Management looks at losses and LAE in three areas, as described below and represented in the tables above, each of which have different drivers which impact reported results. As a result, these components of losses and LAE are described separately. Overall losses and LAE, net of reinsurance recoveries, were $144.0 million resulting in a 59.2% net loss and LAE ratio for the quarter ended March 31, 2021. This compares to $135.0 million resulting in a 61.2% net loss and LAE ratio for the quarter ended March 31, 2020.

The factors impacting losses and LAE are as follows:

•Core losses
◦Our core losses consist of all other losses and LAE, current year strengthening and excludes weather events beyond those expected and prior years’ reserve development. Core losses were 38.7% of direct premium earned for the quarter ended March 31, 2021 compared to 39.8% for the same period in 2020. These losses and loss ratios benefit from the profitable impact of ceded claim fees, which are described below, reducing core losses. The core loss ratio for 2020 and 2021 reflects trends we have seen in higher expected costs to settle claims in the Florida market, specifically in response to increased trends in litigated and represented claims. Core losses also increase as premium volume increases year over year. Although the Insurance Entities received rate increases in Florida and certain other states, management has elected to keep the core loss ratio in line with the prior year until management sees loss costs stabilize in Florida and certain other states. The core loss ratio, net is also negatively impacted in 2021 by a proportionally greater spend on reinsurance which increases the net loss ratio. See the discussion above for the Insurance Entities’ 2020-2021 reinsurance programs and “Item 1—Note 4 (Reinsurance).”

•Weather events beyond those expected
◦There were no weather events above plan during the quarter ended March 31, 2021.
◦During the quarter ended March 31, 2020, weather events totaled $1.0 million direct and net, principally for weather events beyond those expected.
•Prior years’ reserve development
◦Management identifies two drivers which influence amounts recorded as prior years’ reserve development, namely: (i) changes to prior estimates of direct and net ultimate losses on prior accident years excluding major hurricanes and (ii) changes in prior estimates of direct and net ultimate losses on hurricanes. During the quarter ended March 31, 2021, prior years’ reserve development totaled $92.1 million of direct losses and $1.2 million of net favorable loss development after the benefit of reinsurance.

▪Prior years’ reserve development for the quarter ended March 31, 2021 was the result of a gross increase in the ultimate losses for Hurricane Sally of $92 million. Changes to ceded reserves on prior years’ hurricanes exceeded gross development by $1.2 million, resulting in net favorable development on prior years’ reserve development. There was an increase in ceded reserves on Hurricane Sally as a result of recoveries on losses outside of Florida, which have a lower attachment point, offset by a reduction in Hurricane Irma recoveries representing previously ceded losses not subject to recovery. As a result, net prior years’ reserve development was favorable.
▪Excluding hurricanes, there was no prior years’ reserve development for the quarter ended March 31, 2021.
▪For the quarter ended March 31, 2020, direct prior years’ reserve development of $42.5 million gross, less $38.2 million ceded, resulting in $4.3 million net development. The direct and net prior years’ reserve development was principally due to increased ultimate direct losses and LAE for Hurricane Irma.

The net loss and LAE ratio for the quarter ended March 31, 2021 was 59.2% compared to 61.2% in the first quarter of the prior year. The decrease of 2.0 loss ratio points was a result of: (1) favorable prior years’ reserve development on prior years’ losses and LAE reserves (2.5 loss ratio points); (2) decreased weather (0.5 loss ratio points); and (3) increased estimated core losses and LAE ratio and strengthening for the current year (4.1 loss ratio points, which include 4.1 loss ratio points as a result of higher reinsurance costs). The increase was partially offset by higher financial benefit from the management of claims, including claims fees ceded to reinsurers (3.1 loss ratio points).

The Company continues to experience inflated costs for losses and LAE in the Florida market where an industry has developed around the solicitation, filing and litigation of personal residential claims, resulting in a pattern of continued increased year over year levels of represented claims, inflation of purported claim amounts, and increased demands for attorneys’ fee. Active solicitation of personal residential claims in Florida by policyholder representatives, remediation companies and repair companies has led to an increase in the frequency and severity of personal residential claims in Florida exceeding historical levels and levels seen in other jurisdictions. A Florida statute providing a one-way right of attorneys’ fees against insurers, coupled with other adverse statutes and judicial rulings, have further produced a legal environment in Florida that encourages litigation, in many cases without regard to the underlying circumstances of the claims.

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

The financial benefit from the management of claims, including claim fees ceded to reinsurers, was $8.1 million for the three months ended March 31, 2021, compared to $0.3 million during the three months ended March 31, 2020, driven primarily by the recoveries from reinsurers in excess of costs and the financial impact of internal claim services on the expected core loss ratio. The benefit was recorded in the condensed consolidated financial statements as a reduction to losses and LAE.
General and administrative expenses were $82.4 million for the three months ended March 31, 2021, compared to $72.6 million during the same period in 2020, as follows (dollars in thousands):

	Three Months Ended
	March 31,				Change
	2021		2020		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$243,305		$220,829		$22,476	10.2%
General and administrative expenses:
Policy acquisition costs	56,458	23.2%	46,864	21.2%	9,594	20.5%
Other operating costs (1)	25,985	10.7%	25,779	11.7%	206	0.8%
Total general and administrative expenses	$82,443	33.9%	$72,643	32.9%	$9,800	13.5%
(1)Other operating costs includes $20 and $52 of interest expense for the three months ended March 31, 2021 and 2020, respectively.

General and administrative expenses increased by $9.8 million, which was the result of increases in policy acquisition costs of $9.6 million, primarily due to commissions associated with increased premium volume and an increase in other operating costs of $0.2 million. The expense ratio as a percentage of premiums earned, net increased from 32.9% for the three months ended March 31, 2020 to 33.9% for the same period in 2021. The increase in policy acquisition costs as a percentage of premiums earned, net increased during the quarter as a result of bonus payouts to agents exceeding previous estimates, higher premium tax rate and the ratio impact of higher reinsurance costs than previous years reducing premiums earned, net. The commission rate paid to agents on the renewal of Florida policies was reduced 2 percentage points effective April 1, 2021. Other operating cost ratio for the three months ended March 31, 2021 was 10.7% compared to 11.7% in the first quarter of 2020, reflecting lower advertising costs and performance bonuses in 2021 and continued economies of scale as other operating costs did not increase at the same rate as premiums earned, net.
Income tax expense was $9.9 million for the quarter ended March 31, 2021 compared to income tax expense of $7.5 million for the quarter ending March 31, 2020. Our effective tax rate (“ETR”) increased to 27.4% for the three months ended March 31, 2021, as compared to 27.3% for the three months ended March 31, 2020. The ETR increased as a result of a higher ratio of permanent items relative to the amount of income before taxes, principally non-deductible compensation, and a lower level of discrete tax benefits.
Other comprehensive loss, net of taxes for the three months ended March 31, 2021, was $16.9 million compared to other comprehensive loss of $8.9 million for the same period in 2020, reflecting reclassifications out of cumulative other comprehensive income for available-for-sale debt securities sold and after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio. See “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income for these periods.

Analysis of Financial Condition—As of March 31, 2021 Compared to December 31, 2020
We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	March 31,	December 31,
Type of Investment	2021	2020
Available-for-sale debt securities	$913,131	$819,861
Equity securities	91,291	84,887
Assets held for sale	6,855	—
Investment real estate, net	6,027	15,176
Total	$1,017,304	$919,924
See “Item 1—Condensed Consolidated Statements of Cash Flows” and “Item 1—Note 3 (Investments)” for explanations on changes in investments.
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1st to May 31st of the following year. The decrease of $115.5 million to $100.2 million as of March 31, 2021 was due to the amortization of ceded written premium for the reinsurance costs relating to our 2020-2021 catastrophe reinsurance program earned during the period.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE and other expenses that are expected to be recovered from reinsurers. The increase of $57.2 million to $217.6 million as of March 31, 2021 was primarily due to increased estimates of amounts recoverable from reinsurers relating to settled claims from hurricanes and other events covered by our reinsurance contracts.
Premiums receivable, net, represents amounts receivable from policyholders. The decrease in premiums receivable, net, of $4.4 million to $62.5 million as of March 31, 2021 relates to a slight decrease in direct premium written during the quarter ended March 31, 2021 compared to the quarter ended December 31, 2020 and consumer payment behavior of our business. The amount of direct premiums written during a calendar year tends to increase just prior to the second quarter and tends to decrease approaching the fourth quarter.
Income taxes recoverable represents the difference between estimated tax obligations and tax payments made to taxing authorities. As of March 31, 2021, the balance recoverable was $14.7 million, representing amounts due from taxing authorities at that date, compared to a balance recoverable of $30.6 million as of December 31, 2020. Income taxes recoverable as of March 31, 2021 will either be refunded or applied to future periods to offset future federal and state income tax obligations.
Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the three months ended March 31, 2021, deferred income tax asset, net increased by $11.2 million to $17.5 million. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $6.7 million to $315.8 million as of March 31, 2021. The reduction in unpaid losses and LAE was principally due to the settlement of claims from previous hurricane and storm events, as more claims from those events concluded during the three months ended March 31, 2021. Overall unpaid losses and LAE decreased, as claim settlements exceeded new emerging claims. Unpaid losses and LAE are net of estimated subrogation recoveries.
Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The decrease of $10.3 million from December 31, 2020 to $772.8 million as of March 31, 2021 reflects the seasonality of our business, which varies from month to month.
Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $24.2 million to $73.7 million as of March 31, 2021 reflects customer payment behavior and the seasonality of our business.
We exclude net negative cash balances, if any, from cash and cash equivalents that we have with any single financial institution based on aggregating the book balance of all accounts at the institution which have the right of offset. If the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Condensed Consolidated Balance Sheet to book overdraft. These amounts represent outstanding checks or drafts not yet presented to the financial institution in excess of amounts on deposit at the financial institutions. We maintain a short-term cash investment strategy sweep to maximize investment returns on cash balances. There were no book overdrafts as of March 31, 2021 compared to book overdrafts totaling $59.4 million as of December 31, 2020.

Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers and cash advances received from reinsurers, if any. On June 1st of each year, we renew our core catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. These estimated annual costs are increased or decreased during the year based on premium adjustments or as a result of new placements during the year. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which typically runs from June 1st to May 31st. The balance increased by $14.2 million to $24.5 million as of March 31, 2021 as a result of a new reinsurance placement during the quarter ended March 31, 2021 and the timing of the above items.
Other liabilities and accrued expenses decreased by $11.2 million to $41.1 million as of March 31, 2021, primarily driven from the timing of payments and payables relating to purchases of securities for our investment portfolio that settled after December 31, 2020.
Capital resources, net, increased by $5.0 million for the three months ended March 31, 2021. The increase in stockholders’ equity was principally the result of our 2021 net income and share-based compensation, offset by declines in the after-tax changes in the fair value of our available-for-sale debt securities, treasury share purchases and dividends to shareholders. See “Item 1—Condensed Consolidated Statements of Stockholders’ Equity” and “Item 1—Note 8 (Stockholders’ Equity)” for explanation of changes in treasury stock.
The reduction in long-term debt of $0.4 million was the result of principal payments on debt during 2021. See “—Liquidity and Capital Resources” for more information.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient and we expect them to be sufficient to meet our current and long term liquidity requirements. While we have not experienced an adverse impact on our liquidity as a result of the COVID-19 pandemic, we will continue to monitor liquidity as the economic consequences of the COVID-19 pandemic continue to unfold. See discussion below regarding the COVID-19 pandemic’s impact. Also see the discussion above under “Overview—Trends—Impact of the COVID-19 Pandemic” regarding our response to the COVID-19 pandemic, the financial impact to us in 2020, our general outlook and plans to monitor the economic consequences of the COVID-19 pandemic.
The balance of cash and cash equivalents, excluding restricted cash, as of March 31, 2021 was $90.8 million, compared to $167.2 million at December 31, 2020. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between March 31, 2021 and December 31, 2020. The decrease in cash and cash equivalents was driven by cash flows used in investing and financing activities in excess of cash flows generated from operating activities. We have not experienced an adverse impact on our liquidity as a result of the COVID-19 pandemic. Our cash investment strategy at times includes cash investments where the right of offset against other bank accounts does not exist. A book overdraft occurs when aggregating the book balance of all accounts at a financial institution, for accounts which have the right of offset, and if the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Condensed Consolidated Balance Sheet to book overdraft. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st, and December 1st, and third-party reinsurance premiums are generally paid in four installments on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. See “Item 1—Note 12 (Commitments and Contingencies)” and “—Contractual Obligations” for more information.
The balance of restricted cash and cash equivalents as of March 31, 2021 and December 31, 2020 represents cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business and, in 2021, restricted cash and cash equivalents also includes collateral held by a reinsurance captive arrangement with one of the Insurance Entities reported as a variable interest entity (“VIE”) in the condensed consolidated financial statements. The amount of collateral held was $10.1 million as of March 31, 2021. See “Item 1—Note 14 (Variable Interest Entities)” for more information.
Liquidity is required at the holding company for us to cover the payment of general operating expenses and contingencies, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of income taxes, net of amounts received from affiliates, capital contributions to subsidiaries, if needed, and interest and principal payments on outstanding debt obligations of the holding company, if any. See “Item 1—Note 5 (Insurance Operations).” The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. Principal sources of liquidity for the holding company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions earned on reinsurance contracts placed by our wholly-owned subsidiary, Blue Atlantic Reinsurance Corporation, and policy fees. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income from those investments. As discussed in “Item 1—Note 5 (Insurance Operations),” there are limitations on the dividends the Insurance Entities may pay to their immediate parent company, Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida).

The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 1—Note 5 (Insurance Operations).” The maximum dividend that may be paid by the Insurance Entities to PSI without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the three months ended March 31, 2021 and the year ended December 31, 2020, the Insurance Entities did not pay dividends to PSI.
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
Our insurance operations provide liquidity as premiums are generally received months or even years before potential losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale. The average credit rating on our available-for-sale securities was A+ as of March 31, 2021 and December 31, 2020. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of our available-for-sale securities was 4.5 years at March 31, 2021 compared to 4.0 years at December 31, 2020. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments.
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
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio for the periods presented (dollars in thousands):

	As of
	March 31,	December 31,
	2021	2020
Stockholders’ equity	$454,665	$449,262
Total long-term debt	8,088	8,456
Total capital resources	$462,753	$457,718

Debt-to-total capital ratio	1.8%	1.8%
Debt-to-equity ratio	1.8%	1.9%
The debt-to-total capital ratio is total long-term debt divided by total capital resources, whereas debt-to-equity ratio is total long-term debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.
As described in our Annual Report on Form 10-K for the year ended December 31, 2020, UPCIC entered into a surplus note with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program on November 9, 2006. The surplus note has a twenty-year term, with quarterly payments of principal and interest that accrue per the terms of the note agreement. At March 31, 2021, UPCIC was in compliance with the terms of the surplus note. Total adjusted capital and surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.

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

Impact of the COVID-19 Pandemic
There has been significant recovery in the fair value of invested assets since the low point on or about March 23, 2020 and in the third and fourth quarters of 2020 the Company sold many of its securities in an unrealized gain position to take advantage of the recovery in asset values. The proceeds from the sales of available-for-sale debt securities in the third and fourth quarters of 2020 have been fully reinvested. The sales took advantage of increased market prices occurring on our available-for-sale debt investment portfolio. As a result of the sales and reinvestment of available-for-sale debt securities, it is expected that future portfolio investment income will be lower, as reinvestment rates reflected market rates which were below the book yields of the securities sold.
The impact of the COVID-19 pandemic on the credit markets remains a key risk as the world continues to navigate the consequences of the COVID-19 pandemic and efforts taken by governments to accelerate and stimulate a financial recovery. Our concern is that individual companies within our portfolio experience business declines as a result of the COVID-19 pandemic’s adverse impact on their business which impacts their credit rating, reducing the market value of their securities. We remain in regular contact with our advisors to monitor credit of the issuers of our securities and discuss appropriate responses to credit downgrades or changes in companies credit outlook. We believe these measures, when combined with the inherent liquidity generated by our business model and in our investment portfolio, will allow us to continue to meet our short- and long-term obligations.

We implemented certain premium payment grace periods in Florida and other states to assist policyholders affected by the COVID-19 pandemic. In addition, we have waived late payment fees that otherwise would apply to those policyholders. To date we have not seen significant use of these grace periods. We are not able at this time to estimate the number of policyholders who might avail themselves of an extended grace period. Generally, a significant number of our policies are subject to payment by mortgage companies, which are likely to continue remitting payments as scheduled. Our collection experience since March 2020 was consistent with our average experience. This reflects on the nature of homeowners’ insurance and the priority that mortgage companies and policyholders place on maintaining coverage for insured properties. We will monitor this as the impact of the COVID-19 pandemic and its economic consequences are felt by our policyholders.

Looking Forward

We continue to monitor a range of financial metrics related to our business. Although we have not yet experienced material adverse impacts on our business or liquidity, conditions are subject to change depending on the extent of the economic downturn and the pace and extent of an economic recovery. Significant uncertainties exist with the potential long-term impact of the COVID-19 pandemic, including unforeseen newly emerging risks that could affect us. We will continue to monitor the broader economic impacts of the COVID-19 pandemic and its impact on our operations and financial condition including liquidity and capital resources.
Common Stock Repurchases
On November 3, 2020, we announced that our Board of Directors authorized a share repurchase program under which we may repurchase in the open market up to $20 million of outstanding shares of our common stock through November 3, 2022. We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
During the three months ended March 31, 2021, we repurchased an aggregate of 15,444 shares of our common stock in the open market at an aggregate purchase price of $0.2 million. Also, see “Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended March 31, 2021.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company, except for multi-year reinsurance contract commitments for future years that will be recorded at the commencement of the coverage period. See “Item 1—Note 12 (Commitments and Contingencies)” for more information.

Cash Dividends
The following table summarizes the dividends declared by the Company:

2021	Dividend Declared Date	Shareholders Record Date	Dividend Payable Date	Cash Dividend Per Common Share Amount
First Quarter	March 1, 2021	March 11, 2021	March 18, 2021	$0.16
Second Quarter	April 22, 2021	May 14, 2021	May 21, 2021	$0.16

CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations for which cash flows are fixed or determinable as of March 31, 2021 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Reinsurance payable and multi-year commitments (1)	$252,342	$152,817	$99,525	$—	$—
Unpaid losses and LAE, direct (2)	315,780	191,363	91,576	24,947	7,894
Long-term debt	8,304	1,157	4,550	2,597	—
Total contractual obligations	$576,426	$345,337	$195,651	$27,544	$7,894
(1)The amount in less than 1 year includes reinsurance payable reflected in the Condensed Consolidated Balance Sheet and reinsurance premiums payable under multi-year commitments. The 1-3 years solely represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—–Note 12 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through March 31, 2021. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from the Company’s reinsurance program. See “Item 1—Note 4 (Reinsurance).”

Arrangements with Variable Interest Entities

We entered into a reinsurance captive arrangement with a VIE in the normal course of business, and consolidated the VIE since we are the primary beneficiary.

For a further discussion of our involvement with the VIE, see “Item 1—Note 14 (Variable Interest Entities).”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to Critical Accounting Policies and Estimates previously disclosed in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of March 31, 2021 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
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
The following tables provide information about our fixed income Financial Instruments as of March 31, 2021 compared to December 31, 2020, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	March 31, 2021
	2021	2022	2023	2024	2025	Thereafter	Other	Total
Amortized cost	$19,275	$59,504	$132,369	$100,014	$224,708	$395,139	$165	$931,174
Fair market value	$19,357	$59,620	$132,676	$99,622	$221,455	$380,204	$197	$913,131
Coupon rate	3.31%	1.61%	1.97%	3.09%	2.62%	2.29%	7.50%	2.39%
Book yield	2.26%	0.69%	0.91%	1.01%	1.07%	1.68%	6.31%	1.31%
* Years to effective maturity - 6.3 years

	December 31, 2020
	2021	2022	2023	2024	2025	Thereafter	Other	Total
Amortized cost	$31,333	$58,790	$107,735	$179,872	$133,872	$303,880	$165	$815,647
Fair market value	$31,578	$58,868	$108,412	$180,111	$134,740	$306,041	$211	$819,961
Coupon rate	2.75%	1.88%	2.15%	3.12%	2.51%	2.41%	7.50%	2.52%
Book yield	2.12%	0.59%	0.84%	0.71%	1.07%	1.59%	6.31%	1.16%
* Years to effective maturity - 5.4 years

All securities, except those with perpetual maturities, were categorized in the tables above utilizing years to effective maturity. Effective maturity takes into consideration all forms of potential prepayment, such as call features or prepayment schedules, that shorten the lifespan of contractual maturity dates.
Equity Price Risk
Equity price risk is the potential for loss in fair value of Financial Instruments in common stock and mutual funds and other from adverse changes in the prices of those Financial Instruments.
The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	March 31, 2021		December 31, 2020
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$6,225	6.8%	$2,435	2.9%
Mutual funds and other	85,066	93.2%	82,452	97.1%
Total equity securities	$91,291	100.0%	$84,887	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at March 31, 2021 and December 31, 2020 would have resulted in a decrease of $18.3 million and $17.0 million, respectively, in the fair value of those securities.
The COVID-19 pandemic presents uncertainty to the financial markets. See further discussion in “Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of March 31, 2021, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
Please refer to the risk factors previously disclosed in “Part I, Item 1A—Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented in “Part II, Item 1A—Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases of our common stock during the three months ended March 31, 2021.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
1/1/2021 - 1/31/2021	—	$—	—	—
2/1/2021 - 2/28/2021	—	$—	—	—
3/1/2021 - 3/31/2021	15,444	$15.84	15,444	1,336,355
Total	15,444	$15.84	15,444	1,336,355
(1)Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated based on a closing price at March 31, 2021 of $14.34 per share.

We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
On November 3, 2020, we announced that our Board of Directors authorized the repurchase of up to $20 million of outstanding shares of our common stock through November 3, 2022 (the “November 2022 Share Repurchase Program”). Under the November 2022 Share Repurchase Program, we repurchased 61,149 shares of our common stock from November 2020 through March 31, 2021 at an aggregate cost of approximately $0.8 million.

Item 6. Exhibits

Exhibit No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10‑K filed on February 24, 2017 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Universal Insurance Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 19, 2017 and incorporated herein by reference)

15.1	Accountants’ Acknowledgment

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: April 30, 2021	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer and Principal Executive Officer

Date: April 30, 2021	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer