Form 10-Q
period 2021-06-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2021-07-30
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,269,070 shares of common stock, par value $0.01 per share, outstanding on July 26, 2021.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida

RESULTS OF REVIEW OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of June 30, 2021 and the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity, for the three-month and six-month periods ended June 30, 2021 and 2020 and the related condensed consolidated statement of cash flows for the six-month periods ended June 30, 2021 and 2020. Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

BASIS FOR REVIEW RESULTS

These interim financial statements are the responsibility of the Company’s management. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

/s/ Plante & Moran, PLLC
Chicago, Illinois
July 30, 2021

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

	As of
	June 30,	December 31,
	2021	2020
ASSETS
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $118 and $186 (amortized cost: $929,191 and $815,647)	$921,800	$819,861
Equity securities, at fair value (cost: $94,778 and $84,667)	95,690	84,887
Assets held for sale	7,053	—
Investment real estate, net	5,981	15,176
Total invested assets	1,030,524	919,924
Cash and cash equivalents	286,493	167,156
Restricted cash and cash equivalents	6,134	12,715
Prepaid reinsurance premiums	532,308	215,723
Reinsurance recoverable	196,294	160,417
Premiums receivable, net	74,072	66,883
Property and equipment, net	53,023	53,572
Deferred policy acquisition costs	115,971	110,614
Income taxes recoverable	24,733	30,576
Deferred income tax asset, net	—	6,284
Other assets	21,983	14,877
Total assets	$2,341,535	$1,758,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$278,658	$322,465
Unearned premiums	853,896	783,135
Advance premium	68,287	49,562
Book overdraft	—	59,399
Reinsurance payable, net	581,818	10,312
Commission payable	28,710	23,809
Deferred income tax liability, net	4,494	—
Other liabilities and accrued expenses	37,109	52,341
Long-term debt	7,721	8,456
Total liabilities	1,860,693	1,309,479

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $0.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $0.01 par value	470	468
Authorized shares - 55,000
Issued shares - 46,964 and 46,817
Outstanding shares - 31,269 and 31,137
Treasury shares, at cost - 15,695 and 15,680	(225,751)	(225,506)
Additional paid-in capital	105,904	103,445
Accumulated other comprehensive income (loss), net of taxes	(5,571)	3,343
Retained earnings	605,790	567,512
Total stockholders’ equity	480,842	449,262
Total liabilities and stockholders’ equity	$2,341,535	$1,758,741

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$473,627	$404,685	$838,941	$739,238
Change in unearned premium	(81,053)	(67,046)	(70,761)	(75,648)
Direct premium earned	392,574	337,639	768,180	663,590
Ceded premium earned	(136,402)	(111,269)	(268,703)	(216,391)
Premiums earned, net	256,172	226,370	499,477	447,199
Net investment income	2,858	6,179	5,844	13,013
Net realized gains (losses) on investments	496	168	1,038	467
Net change in unrealized gains (losses) of equity securities	1,229	3,871	735	(4,153)
Commission revenue	9,860	7,758	18,986	14,773
Policy fees	6,575	6,546	11,962	12,086
Other revenue	1,991	1,812	3,896	4,594
Total premiums earned and other revenues	279,181	252,704	541,938	487,979
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	167,221	151,345	311,184	286,393
General and administrative expenses	81,901	73,921	164,344	146,564
Total operating costs and expenses	249,122	225,266	475,528	432,957
INCOME BEFORE INCOME TAXES	30,059	27,438	66,410	55,022
Income tax expense	8,118	7,556	18,061	15,073
NET INCOME	$21,941	$19,882	$48,349	$39,949
Basic earnings per common share	$0.70	$0.62	$1.55	$1.23
Weighted average common shares outstanding - Basic	31,240	32,102	31,224	32,347
Diluted earnings per common share	$0.70	$0.62	$1.54	$1.23
Weighted average common shares outstanding - Diluted	31,310	32,170	31,292	32,440
Cash dividend declared per common share	$0.16	$0.16	$0.32	$0.32

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$21,941	$19,882	$48,349	$39,949
Other comprehensive income (loss), net of taxes	7,996	26,068	(8,914)	17,122
Comprehensive income (loss)	$29,937	$45,950	$39,435	$57,071
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED June 30, 2021 AND 2020 (unaudited)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2020	(15,680)		46,817	10	$468	$—	$103,445	$567,512	$3,343	$(225,506)	$449,262
Vesting of performance share units	(16)	(1)	62	—	—	—	—	—	—	(241)	(241)
Vesting of restricted stock units	(17)	(1)	65	—	1	—	(1)	—	—	(254)	(254)
Retirement of treasury shares	33	(1)	(33)	—	—	—	(495)	—	—	495	—
Purchases of treasury stock	(15)		—	—	—	—	—	—	—	(245)	(245)
Share-based compensation	—		—	—	—	—	1,675	—	—	—	1,675
Net income	—		—	—	—	—	—	26,408	—	—	26,408
Other comprehensive loss, net of taxes	—		—	—	—	—	—	—	(16,910)	—	(16,910)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,030)	—	—	(5,030)
Balance, March 31, 2021	(15,695)		46,911	10	469	—	104,624	588,890	(13,567)	(225,751)	454,665
Vesting of restricted stock units	(20)	(1)	73	—	1	—	(1)	—	—	(288)	(288)
Retirement of treasury shares	20	(1)	(20)	—	—	—	(288)	—	—	288	—
Share-based compensation	—		—	—	—	—	1,569	—	—	—	1,569
Net income	—		—	—	—	—	—	21,941	—	—	21,941
Other comprehensive income, net of taxes	—		—	—	—	—	—	—	7,996	—	7,996
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,041)	—	—	(5,041)
Balance, June 30, 2021	(15,695)		46,964	10	$470	$—	$105,904	$605,790	$(5,571)	$(225,751)	$480,842

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

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

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net cash provided by operating activities	$257,120	$190,847
Cash flows from investing activities:
Proceeds from sale of property and equipment	28	22
Purchases of property and equipment	(3,024)	(10,213)
Purchases of equity securities	(14,192)	(10,145)
Purchases of available-for-sale debt securities	(237,353)	(91,445)
Proceeds from sales of equity securities	5,165	—
Proceeds from sales of available-for-sale debt securities	60,978	28,468
Proceeds from sales of investment real estate	2,591	—
Maturities of available-for-sale debt securities	53,313	71,214
Net cash provided by (used in) investing activities	(132,494)	(12,099)
Cash flows from financing activities:
Preferred stock dividend	(5)	(5)
Common stock dividend	(10,101)	(10,405)
Purchase of treasury stock	(245)	(16,616)
Payments related to tax withholding for share-based compensation	(784)	(1,070)
Repayment of debt	(735)	(735)
Net cash provided by (used in) financing activities	(11,870)	(28,831)
Cash and cash equivalents, and restricted cash and cash equivalents:
Net increase (decrease) during the period	112,756	149,917
Balance, beginning of period	179,871	184,744
Balance, end of period	$292,627	$334,661

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$286,493	$167,156
Restricted cash and cash equivalents (1)	6,134	12,715
Total cash and cash equivalents and restricted cash and cash equivalents	$292,627	$179,871
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
Universal Insurance Holdings, Inc. (“UVE”, and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”, and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance offered in 19 states as of June 30, 2021, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
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

3. Investments
Available-for-Sale Securities
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	June 30, 2021
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$37,323	$—	$110	$(279)	$37,154
Corporate bonds	547,259	(89)	2,040	(5,944)	543,266
Mortgage-backed and asset-backed securities	321,322	—	656	(3,887)	318,091
Municipal bonds	14,925	(1)	12	(175)	14,761
Redeemable preferred stock	8,362	(28)	195	(1)	8,528
Total	$929,191	$(118)	$3,013	$(10,286)	$921,800

	December 31, 2020
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$59,529	$—	$157	$(55)	$59,631
Corporate bonds	416,758	(148)	3,571	(337)	419,844
Mortgage-backed and asset-backed securities	319,377	—	1,175	(615)	319,937
Municipal bonds	11,990	—	138	—	12,128
Redeemable preferred stock	7,993	(38)	424	(58)	8,321
Total	$815,647	$(186)	$5,465	$(1,065)	$819,861

The following table provides the credit quality of available-for-sale debt securities as of the dates presented (dollars in thousands):

	June 30, 2021		December 31, 2020
Equivalent S&P Credit Ratings	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
AAA	$316,826	34.4%	$337,462	41.2%
AA	130,445	14.1%	89,681	10.9%
A	275,345	29.9%	230,290	28.1%
BBB	197,939	21.5%	160,662	19.6%
BB and Below	—	—%	233	—%
No Rating Available	1,245	0.1%	1,533	0.2%
Total	$921,800	100.0%	$819,861	100.0%

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

The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed Securities:
Agency	$153,303	$150,677	$153,937	$153,758
Non-agency	58,051	57,250	54,231	54,666
Asset-backed Securities:
Auto loan receivables	67,907	67,984	68,188	68,440
Credit card receivables	4,771	4,771	7,878	7,891
Other receivables	37,290	37,409	35,143	35,182
Total	$321,322	$318,091	$319,377	$319,937
The following tables summarize available-for-sale debt securities, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	June 30, 2021
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	8	$34,227	$(279)	—	$—	$—
Corporate bonds	178	255,550	(3,967)	1	1,099	(2)
Mortgage-backed and asset-backed securities	102	228,270	(3,885)	1	415	(2)
Municipal bonds	4	8,929	(152)	—	—	—
Redeemable preferred stock	—	—	—	—	—	—
Total	292	$526,976	$(8,283)	2	$1,514	$(4)

	December 31, 2020
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	8	$31,729	$(55)	—	$—	$—
Corporate bonds	27	28,791	(162)	—	—	—
Mortgage-backed and asset-backed securities	42	112,462	(615)	—	—	—
Municipal bonds	—	—	—	—	—	—
Redeemable preferred stock	2	688	(12)	—	—	—
Total	79	$173,670	$(844)	—	$—	$—

Unrealized losses on available-for-sale debt securities in the above table as of June 30, 2021 have not been recognized into income as credit losses because the issuers are of high credit quality (investment grade securities), management does not intend to sell and it is likely management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

The following table presents a reconciliation of the beginning and ending balances for expected credit losses on available-for-sale debt securities (in thousands):

	Corporate Bonds	Municipal Bonds	Redeemable Preferred Stock	Total
Balance, December 31, 2019	$—	$—	$—	$—
Cumulative effect adjustment as of January 1, 2020	665	—	126	791
Increase (decrease)	(517)	—	(88)	(605)
Balance, December 31, 2020	148	—	38	186
Increase (decrease)	(59)	1	(10)	(68)
Balance, June 30, 2021	$89	$1	$28	$118

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
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	June 30, 2021
	Amortized Cost	Fair Value
Due in one year or less	$13,195	$13,319
Due after one year through five years	539,113	537,491
Due after five years through ten years	353,906	347,811
Due after ten years	22,812	22,967
Perpetual maturity securities	165	212
Total	$929,191	$921,800

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

The following table provides certain information related to available-for-sale debt securities, equity securities and investment in real estate during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$61,658	$57,169	$114,291	$99,682
Equity securities	$3,589	$—	$5,165	$—
Gross realized gains on sale of securities:
Available-for-sale debt securities	$895	$540	$1,017	$886
Equity securities	$741	$—	$1,084	$—
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(1,140)	$(372)	$(1,464)	$(419)
Equity securities	$—	$—	$—	$—
Realized gains on sales of investment real estate	$—	$—	$401	$—
The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Available-for-sale debt securities	$2,765	$6,016	$5,594	$12,031
Equity securities	652	604	1,243	1,149
Cash and cash equivalents (1)	15	95	26	886
Other (2)	267	260	535	514
Total investment income	3,699	6,975	7,398	14,580
Less: Investment expenses (3)	(841)	(796)	(1,554)	(1,567)
Net investment income	$2,858	$6,179	$5,844	$13,013

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Equity Securities
The following table provides the unrealized gains and losses recognized for the periods presented on equity securities still held at the end of the reported period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unrealized gains (losses) recognized during the reported period on equity securities still held at the end of the reported period	$1,546	$3,871	$1,027	$(4,154)

Assets Held for Sale
The Company has committed to a plan of sale for various real estate properties previously included in Investment Real Estate. The real estate properties are located in Florida. Proceeds from the sale are expected to exceed the properties’ carrying value of $7.1 million and, accordingly, no impairment loss was recognized on the classification of this real estate property as held for sale.

Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2021	2020
Income Producing:
Investment real estate	$7,087	$14,685
Less: Accumulated depreciation	(1,106)	(1,699)
	5,981	12,986
Non-Income Producing:
Investment real estate	—	2,190
Investment real estate, net	$5,981	$15,176
During the first quarter of 2021, the Company completed the sale of an investment real estate property. The Company received net cash proceeds of approximately $2.6 million and recognized a pre-tax gain of approximately $0.4 million that is included in net realized gains (losses) on investments in the Condensed Consolidated Statements of Income for the six months ended June 30, 2021.
Depreciation expense related to investment real estate for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation expense on investment real estate	$46	$104	$92	$208

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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of June 30, 2021			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services, Inc.	Moody’s Investors Service, Inc.	June 30, 2021	December 31, 2020
Florida Hurricane Catastrophe Fund (1)	n/a	n/a	n/a	$37,341	$121,298
Allianz Risk Transfer (Bermuda) Ltd.	A+	AA	Aa3	74,204	96,652
Allianz Risk Transfer	—	—	—	—	21,087
Renaissance Reinsurance Ltd.	A+	A+	A1	19,591	18,285
Total (2)				$131,136	$257,322
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
The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended June 30,
	2021			2020
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$473,627	$392,574	$276,302	$404,685	$337,639	$162,446
Ceded	(568,489)	(136,402)	(109,081)	(494,174)	(111,269)	(11,101)
Net	$(94,862)	$256,172	$167,221	$(89,489)	$226,370	$151,345

	Six Months Ended June 30,
	2021			2020
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$838,941	$768,180	$513,600	$739,238	$663,590	$335,689
Ceded	(585,289)	(268,703)	(202,416)	(494,201)	(216,391)	(49,296)
Net	$253,652	$499,477	$311,184	$245,037	$447,199	$286,393

The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid reinsurance premiums	$532,308	$215,723
Reinsurance recoverable on paid losses and LAE	$83,137	$40,895
Reinsurance recoverable on unpaid losses and LAE	113,157	119,522
Reinsurance recoverable	$196,294	$160,417

5. Insurance Operations
Deferred Policy Acquisition Costs
The Company defers certain costs in connection with written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
DPAC, beginning of period	$111,193	$94,354	$110,614	$91,882
Capitalized Costs	61,220	57,465	115,942	105,973
Amortization of DPAC	(56,442)	(48,292)	(110,585)	(94,328)
DPAC, end of period	$115,971	$103,527	$115,971	$103,527
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
In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of December 31, 2020, UPCIC has the capacity to pay ordinary dividends of $2.1 million during 2021. APPCIC, based on its accumulated earnings as of December 31, 2020, is unable to pay any ordinary dividends during 2021. For the three and six months ended June 30, 2021 and 2020, no dividends were paid from the Insurance Entities to PSI.
The Florida Insurance Code requires an insurance company to maintain capitalization equivalent to the greater of ten percent of the insurer’s total liabilities or $10.0 million as of June 30, 2021. The following table presents the amount of capital and surplus calculated in accordance with statutory accounting principles, which differ from U.S. GAAP, and an amount representing ten percent of total liabilities for the Insurance Entities as of the dates presented (in thousands):

	June 30, 2021	December 31, 2020
Statutory capital and surplus
UPCIC (1)	$347,674	$360,707
APPCIC	$16,505	$12,918
Ten percent of total liabilities
UPCIC	$131,882	$98,682
APPCIC	$879	$1,793

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

The Insurance Entities also met the capitalization requirements of the other states in which they were licensed as of June 30, 2021. The Insurance Entities each are also required to adhere to prescribed premium-to-capital surplus ratios and each have met those requirements at such dates.

Through PSI, UVE recorded contributions for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Capital contributions	$—	$—	$77,000	$30,000
The following table summarizes combined net income for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Combined net income	$8,557	$7,636	$1,180	$4,402
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	June 30, 2021	December 31, 2020
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,496	$3,550

6. Liability for Unpaid Losses and Loss Adjustment Expenses
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$315,780	$195,978	$322,465	$267,760
Less: Reinsurance recoverable	(118,671)	(66,158)	(119,522)	(123,221)
Net balance at beginning of period	197,109	129,820	202,943	144,539
Incurred related to:
Current year	159,490	150,867	304,690	281,574
Prior years	7,731	478	6,494	4,819
Total incurred	167,221	151,345	311,184	286,393
Paid related to:
Current year	151,348	120,724	205,829	182,502
Prior years	47,481	38,889	142,797	126,878
Total paid	198,829	159,613	348,626	309,380
Net balance at end of period	165,501	121,552	165,501	121,552
Plus: Reinsurance recoverable	113,157	26,107	113,157	26,107
Balance at end of period	$278,658	$147,659	$278,658	$147,659

For the three months ended June 30, 2021, there was adverse prior years’ reserve development of $116.9 million gross, less $109.2 million ceded, resulting in $7.7 million net development. The direct and net prior years’ reserve development for the quarter ended June 30, 2021 was principally due to a direct increase in the ultimate losses for hurricanes of $109.1 million offset by ceded hurricane losses of $109.2 million resulting in net favorable development of $0.1 million. Direct losses increased for Hurricanes Irma, Sally, Michael and Matthew. Ceded losses benefited from changes to estimated non-Florida reinsurance coverage which has a lower attachment point. As a result of ceded losses exceeding direct losses, net losses development on prior hurricanes was favorable during second quarter of 2021. Excluding hurricanes, there was $7.8 million of direct and net prior years’ reserve development for the quarter ended June 30, 2021. This development, from the 2019 and prior accident years, resulted from the settlement on litigated claims exceeding prior estimated amounts.

During the three months ended June 30, 2020, there was adverse prior years’ reserve development of $11.6 million gross, less $11.1 million ceded, resulting in $0.5 million net development. The direct and net prior years’ reserve development for the quarter ended June 30, 2020 was principally due to an increase in ultimate losses and LAE for Hurricane Matthew.

For the six months ended June 30, 2021, there was adverse prior years’ reserve development of $209.0 million gross, less $202.5 million ceded, resulting in $6.5 million net. The direct and net prior year reserve development for the six months ended June 30, 2021 was principally due to a direct increase in the ultimate losses for several hurricanes of $201.2 million offset by ceded hurricane losses of $202.5 million resulting in net favorable development of $1.3 million. Direct losses increased for Hurricanes Irma, Sally, Michael and Matthew. Ceded losses benefited from changes to estimated non-Florida reinsurance coverage which has a lower attachment point. This benefit was offset by increases in previously estimated losses and LAE on Hurricane Irma for claims which are not recoverable from the Florida Hurricane Catastrophe Fund (“FHCF”). Excluding major hurricanes, there was $7.8 million of direct and net prior years’ reserve development for the six months ended June 30, 2021. This development, from the 2019 and prior accident years, resulted from the settlement on litigated claims exceeding prior estimated amounts.

For the six months ended June 30, 2020, there was adverse prior year reserve development of $54.1 million gross, less $49.3 million ceded, resulting in $4.8 million net. The direct and net prior year reserve development for the six months ended June 30, 2020 was principally due to increased ultimate losses and LAE for Hurricane Irma.

7. Long-Term Debt
Long-term debt consists of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2021	2020
Surplus note	$7,721	$8,456
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
UPCIC was in compliance with the terms of the surplus note as of June 30, 2021.

8. Stockholders’ Equity

From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares			Average
			Repurchased During the		Aggregate	Price Per
		Dollar Amount	Six Months Ended June 30,		Purchase	Share
Date Authorized	Expiration Date	Authorized	2021	2020	Price	Repurchased	Plan Completed
November 3, 2020	November 3, 2022	$20,000	15,444	—	$245	$15.87
November 6, 2019	December 31, 2021	$40,000	—	884,175	$16,616	$18.79	November 2020
See the “Condensed Consolidated Statements of Stockholders’ Equity” for a roll-forward of treasury shares.

9. Income Taxes
During the three months ended June 30, 2021 and 2020, the Company recorded approximately $8.1 million and $7.6 million of income tax expense, respectively. The effective tax rate (“ETR”) for the three months ended June 30, 2021 was 27.0% compared to a 27.5% ETR for the same period in 2020.
During the six months ended June 30, 2021 and 2020, the Company recorded approximately $18.1 million and $15.1 million of income tax expense, respectively. The ETR for the six months ended June 30, 2021 was 27.2% compared to a 27.4% ETR for the same period in 2020.
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
The Company’s income tax provision reflects an estimated annual ETR of 27.1% for 2021, calculated before the impact of discrete items. The effect of reporting discrete items through June 30, 2021 amounts to an increase to the annual estimated ETR of 10 basis points, resulting in a total annual estimated ETR of 27.2%. The annual estimated ETR includes a federal income tax rate of 21% and a state income tax rate, net of federal benefit, of 2.9%.
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
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. As of June 30, 2021, the Company’s 2017 through 2019 tax years are still subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdictions.

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
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted EPS computations for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator for EPS:
Net income	$21,941	$19,882	$48,349	$39,949
Less: Preferred stock dividends	(2)	(2)	(5)	(5)
Income available to common stockholders	$21,939	$19,880	$48,344	$39,944
Denominator for EPS:
Weighted average common shares outstanding	31,240	32,102	31,224	32,347
Plus: Assumed conversion of share-based compensation (1)	45	43	43	68
Assumed conversion of preferred stock	25	25	25	25
Weighted average diluted common shares outstanding	31,310	32,170	31,292	32,440
Basic earnings per common share	$0.70	$0.62	$1.55	$1.23
Diluted earnings per common share	$0.70	$0.62	$1.54	$1.23

(1)	Represents the dilutive effect of unexercised stock options, unvested performance share units, unvested restricted stock units and unvested restricted stock.

11. Other Comprehensive Income (Loss)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended June 30,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains arising during the period	$10,264	$2,454	$7,810	$34,661	$8,466	$26,195
Less: Reclassification adjustments for (gains) losses realized in net income	245	59	186	(168)	(41)	(127)
Other comprehensive income (loss)	$10,509	$2,513	$7,996	$34,493	$8,425	$26,068

	Six Months Ended June 30,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains arising during the period	$(12,161)	$(2,907)	$(9,254)	$23,435	$5,961	$17,474
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	447	107	340	(467)	(115)	(352)
Other comprehensive income (loss)	(11,714)	(2,800)	(8,914)	22,968	5,846	17,122
Reclassification adjustment to retained earnings (1)	—	—	—	791	194	597
Change in accumulated other comprehensive income	$(11,714)	$(2,800)	$(8,914)	$23,759	$6,040	$17,719

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

The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unrealized gains (losses) on available-for-sale debt securities
	$(245)	$168	$(447)	$467	Net realized gains (losses) on sale of securities
	59	(41)	107	(115)	Income taxes
Total reclassification for the period	$(186)	$127	$(340)	$352	Net of tax

12. Commitments and Contingencies
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The majority of the Company’s reinsurance commitments run from June 1st of the current year to May 31st of the following year. Certain of the Company’s reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1st to May 31st contract period are recorded as “Reinsurance Payable, net” in the Condensed Consolidated Balance Sheet. Effective March 26, 2021, UPCIC entered into a three-year reinsurance agreement with Cosaint Re Pte. Ltd., a reinsurance entity incorporated in Singapore that correspondingly issued notes in a Rule 144A offering to raise proceeds to collateralize its obligations under this agreement. Amounts payable for coverage for the first year of the reinsurance agreement with Cosaint Re Pte. Ltd. are also recorded as “Reinsurance Payable, net”. Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $94.3 million in 2022; (2) $138.2 million in 2023 and (3) $72.1 million in 2024.
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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	June 30, 2021
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$37,154	$—	$37,154
Corporate bonds	—	543,266	—	543,266
Mortgage-backed and asset-backed securities	—	318,091	—	318,091
Municipal bonds	—	14,761	—	14,761
Redeemable preferred stock	—	8,528	—	8,528
Equity Securities:
Common stock	7,767	—	—	7,767
Mutual funds and other	87,923	—	—	87,923
Total assets accounted for at fair value	$95,690	$921,800	$—	$1,017,490

	Fair Value Measurements
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$59,631	$—	$59,631
Corporate bonds	—	419,844	—	419,844
Mortgage-backed and asset-backed securities	—	319,937	—	319,937
Municipal bonds	—	12,128	—	12,128
Redeemable preferred stock	—	8,321	—	8,321
Equity Securities:
Common stock	2,435	—	—	2,435
Mutual funds	82,452	—	—	82,452
Total assets accounted for at fair value	$84,887	$819,861	$—	$904,748
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
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	(Level 3) Estimated Fair Value	Carrying Value	(Level 3) Estimated Fair Value
Liabilities (debt):
Surplus note	$7,721	$7,367	$8,456	$8,291
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

14. Variable Interest Entities

The Company entered into a reinsurance captive arrangement with Isosceles Insurance Ltd. acting in respect of “Separate Account UVE-01”, a VIE in the normal course of business and consolidated the VIE since the Company is the primary beneficiary. The primary beneficiary analysis includes a review of the VIE’s capital structure, related contractual relationships and terms, nature of the VIE’s operations and purpose, nature of the VIE’s interests issued and the Company’s involvement with the entity. When assessing the need to consolidate a VIE, the Company evaluates the design of the VIE as well as the related risks to which the entity was designed to expose the variable interest holders. The primary beneficiary is the entity that has both (i) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. While also considering these factors, the consolidation conclusion depends on the Company’s decision-making ability and its ability to influence activities that significantly affect the economic performance of the VIE.

On a consolidated basis, the balance sheet classification and exposure is comprised of $3.5 million of restricted cash held in a reinsurance trust account, which can be used only to settle specific reinsurance obligations of that VIE.

15. Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of June 30, 2021.

On July 19, 2021, the Company declared a quarterly cash dividend of $0.16 per share of common stock payable August 9, 2021, to shareholders of record on August 2, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Company” refer to Universal Insurance Holdings, Inc. (“UIH”) and its wholly-owned subsidiaries. You should read the following discussion together with our unaudited condensed consolidated financial statements (“Financial Statements”) and the related notes thereto included in “Part I, Item 1—Financial Statements,” and our audited condensed consolidated financial statements and the related notes thereto included in “Part II, Item 8—Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the year.

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
Trends
Impact of the COVID-19 Pandemic
Subsequent to March 2020, nearly all aspects of our business have been, and continue to be, conducted remotely. We have not seen a material impact from COVID-19 pandemic on our business, our financial position, our liquidity, or our ability to service our policyholders and maintain consistent operations. We continue to monitor local, state and federal guidance and will adjust workforce activities as appropriate. Although we have not experienced an adverse material impact from the COVID-19 pandemic, the ultimate impact of the pandemic on our business and on the economy in general cannot be predicted.
Court systems in key markets in which we operate, particularly in Florida, have been impacted by the COVID-19 pandemic. This has led to changes in certain court procedures and, in many cases, to delays in our ability to resolve contested claims. In our experience, delays in court proceedings can increase the amounts of judgments, settlements and related costs. In addition, these delays could affect our ability to pursue subrogation actions in a timely and cost-effective manner. As a result, as the effects of the COVID-19 pandemic evolve, continuing periods of judicial delays and revised procedures could have an adverse effect on our litigation outcomes.
New Florida Legislation
In its 2021 session, the Florida legislature adopted a series of legislative changes affecting the residential property insurance industry. Most of these changes in the law became effective as of July 1, 2021. Some of the changes reflect the legislature’s attempt to reduce abuses in the residential property insurance market and to improve market conditions by deterring solicited, inflated and fraudulent or otherwise non-meritorious claims. It is unclear whether these reforms will have their intended effect or will deter the types of abuses to which they are directed. In addition, some of the reforms are susceptible to legal challenges. The 2021 legislative changes also include additional consumer protections, certain increased regulations on insurers and additional oversight of insurers’ affiliates. Whether these changes are beneficial to consumers, insurers, insurance holding company systems or the residential property insurance market as a whole may not be fully known for some time.

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
Combined Ratio ― the combined ratio is a measure of underwriting profitability for a reporting period and is calculated by dividing total operating costs and expenses (which is made up of losses and LAE and general and administrative expenses) by premiums earned, net, which is net of ceded premiums earned. Changes to the combined ratio over time provide management with an understanding of costs to operate its business in relation to net premiums it is earning and the impact of rate, underwriting and other business management actions on underwriting profitability. A combined ratio below 100% indicates underwriting profit; a combined ratio above 100% indicates underwriting losses.

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
Developing and implementing our reinsurance strategy to adequately protect our balance sheet and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key strategic priority for us. In order to limit the Insurance Entities’ potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers and the Florida Hurricane Catastrophe Fund (“FHCF”). The Florida Office of Insurance Regulation (“FLOIR”) requires the Insurance Entities, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ respective 2021-2022 reinsurance programs meet the FLOIR’s requirements, which are based on, among other things, successfully demonstrating cohesive and comprehensive reinsurance programs that protect the policyholders of our Insurance Entities as well as satisfying a series of stress test catastrophe loss scenarios based on past historical events.
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
Effective June 1, 2021, the Insurance Entities entered into multiple reinsurance agreements comprising our 2021-2022 reinsurance program. See “Item 1—Note 4 (Reinsurance).”
UPCIC’s 2021-2022 Reinsurance Program
•First event All States retention of $45 million; first event Non-Florida retention of $15 million.
•All States first event tower extends to $3.413 billion with no co-participation in any of the layers and no limitation on loss adjustment expenses for the non-catastrophe bond Cosaint Re Pte. Ltd. traditional reinsurance while maintaining the same favorable historical deposit premium payment schedules.
•Assuming a first event completely exhausts the $3.413 billion tower, the second event exhaustion point would be $1.101 billion.
•Full reinstatement available on $1.06 billion of the $1.356 billion of non-FHCF first event catastrophe coverage for guaranteed second event coverage. For all layers purchased between $45 million and the projected FHCF retention, to the extent that all of our coverage or a portion thereof is exhausted in a catastrophic event and reinstatement premium is due, we have purchased enough reinstatement premium protection ("RPP") limit to pay the premium necessary for the reinstatement of these coverages.
•Specific 3rd and 4th event private market catastrophe excess of loss coverage of $86 million in excess of $25 million provides frequency protection for multiple events during the treaty period.
•For the FHCF Reimbursement Contracts effective June 1, 2021, UPCIC has continued the election of the 90% coverage level. We estimate the total mandatory FHCF layer will provide approximately $2.012 billion of coverage for UPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.
•Secured $383 million of new catastrophe capacity with contractually agreed limits that extend coverage to include the 2022 and 2023 wind seasons. This amount includes the single limit of $150 million of protection for named windstorm events, which may include the 2022 and 2023 wind seasons depending on loss activity in the 2021 wind season, that UPCIC obtained in March 2021 when it entered into a three-year reinsurance agreement with Cosaint Re Pte. Ltd., a reinsurance entity incorporated in Singapore that correspondingly issued notes in a Rule 144A offering to raise proceeds to collateralize its obligations under this agreement.
The first event All States program described above for UPCIC includes coverage from a captive insurance arrangement that UIH established which inures to the benefit of UPCIC. This intercompany transaction provides UPCIC approximately $13.2 million of reinsurance protection on the first layer of UPCIC’s first event All States program. This transaction eliminates in consolidation effectively increasing the first event retention noted above to $58.2 million for the consolidated group in the event this limit is exhausted.

Reinsurers

The table below provides the A.M. Best and S&P financial strength ratings for each of the largest third-party reinsurers in UPCIC’s 2021-2022 reinsurance program:

Reinsurer	A.M. Best	S&P
Allianz Risk Transfer	A+	AA
Everest Re	A+	A+
Chubb Tempest Reinsurance Ltd.	A++	AA
Munich Re	A+	AA-
Renaissance Re	A+	A+
Various Lloyd’s of London Syndicates	A	A+
Florida Hurricane Catastrophe Fund (1)	N/A	N/A
(1)No rating is available, because the fund is not rated.

APPCIC’s 2021-2022 Reinsurance Program

•First event All States retention of $2.5 million.
•All States first event tower of $37.5 million with no co-participation in any of the layers and no limitation on loss adjustment expenses while maintaining the same favorable historical deposit premium payment schedules.
•Full reinstatement available for all private market first event catastrophe layers for guaranteed second event coverage. For the layer purchased between $2.5 million and the projected FHCF retention, to the extent that all of our coverage or a portion thereof is exhausted in a catastrophic event and reinstatement premium is due, we have purchased enough RPP limit to pay the premium necessary for the reinstatement of this coverage.
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
•For the FHCF Reimbursement Contracts effective June 1, 2021, APPCIC has continued the election of the 90% coverage level. We estimate the total mandatory FHCF layer will provide approximately $17.8 million of coverage for APPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.

Reinsurers

The table below provides the A.M. Best and S&P financial strength ratings for each of the largest third-party reinsurers in APPCIC’s 2021-2022 reinsurance program:

Reinsurer	A.M. Best	S&P
Chubb Tempest Reinsurance Ltd.	A++	AA
Lancashire Insurance Company Limited	A	A-
Various Lloyd’s of London Syndicates	A	A+
Florida Hurricane Catastrophe Fund (1)	N/A	N/A
(1)No rating is available, because the fund is not rated.
The total cost of the 2021-2022 reinsurance programs for UPCIC and APPCIC, excluding internal reinsurance discussed above, is projected to be $583 million, representing approximately 35.8% of estimated direct premium earned for the 12-month treaty period.

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
Financial and Business Highlights
Second quarter of fiscal 2021 results of operations comparisons are to second quarter of fiscal 2020 (unless otherwise specified).
•Direct premiums written overall grew by $68.9 million, or 17.0%, to $473.6 million.
•Policies in force increased by 1,001, or 0.1%, to 977,251 at June 30, 2021 from 976,250 at March 31, 2021.
•In Florida, direct premiums written grew by $65.6 million, or 19.6%, and in our other states, direct premiums written grew by $3.3 million, or 4.8% during the second quarter.
•Premiums earned, net, grew by $29.8 million, or 13.2%, to $256.2 million during the second quarter.
•Net investment income was $2.9 million compared to $6.2 million in the second quarter of 2020.
•Total revenues increased by $26.5 million, or 10.5%, to $279.2 million.
•Net loss and LAE ratio decreased to 65.3% during the second quarter of 2021 compared to 66.9% during the second quarter of 2020.
•Diluted earnings per common share (“EPS”) increased by $0.08, or 12.9%, to $0.70 compared to $0.62.
•Weighted average diluted common shares outstanding were lower by 2.7% to 31.3 million shares compared to 32.2 million shares.
•Book value per share increased by $0.81, or 5.6%, to $15.37 at June 30, 2021 from $14.56 at March 31, 2021.
•Declared and paid dividends of $5.0 million, or $0.16 per common share, in the second quarter of 2021.
•Completed negotiation and execution of contracts representing our 2021-2022 reinsurance program.

Results of Operations — Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Net income was $21.9 million for the three months ended June 30, 2021, compared to net income of $19.9 million for the same period in 2020. Weighted average diluted common shares outstanding for the three months ended June 30, 2021 were lower by 2.7% to 31.3 million shares from 32.2 million shares for the same period of the prior year. Diluted EPS for the three months ended June 30, 2021 was $0.70 compared to $0.62 for the same period in 2020. Benefiting the quarter were increases in premiums earned, net, improvements in realized gains and losses on investments and an increase in commission revenue, less a decrease in net investment income, a decrease in the net change in unrealized gains (losses) of equity securities and an increase in operating costs and expenses. Direct premium earned and premiums earned, net were up 16.3% and 13.2%, respectively, due to growth in all states in which we are licensed and writing during the past 12 months and rate increases implemented during 2020 and 2021, offset by higher costs for reinsurance flowing through to premiums earned, net. The net losses and LAE ratio was 65.3% for the three months ended June 30, 2021, compared to 66.9% for the same period in 2020 reflecting a decrease in excess weather events beyond those expected partially offset by higher core net losses and higher prior years’ development.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Three Months Ended June 30,		Change
	2021	2020	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$473,627	$404,685	$68,942	17.0%
Change in unearned premium	(81,053)	(67,046)	(14,007)	20.9%
Direct premium earned	392,574	337,639	54,935	16.3%
Ceded premium earned	(136,402)	(111,269)	(25,133)	22.6%
Premiums earned, net	256,172	226,370	29,802	13.2%
Net investment income	2,858	6,179	(3,321)	(53.7)%
Net realized gains (losses) on investments	496	168	328	195.2%
Net change in unrealized gains (losses) of equity securities	1,229	3,871	(2,642)	(68.3)%
Commission revenue	9,860	7,758	2,102	27.1%
Policy fees	6,575	6,546	29	0.4%
Other revenue	1,991	1,812	179	9.9%
Total premiums earned and other revenues	279,181	252,704	26,477	10.5%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	167,221	151,345	15,876	10.5%
General and administrative expenses	81,901	73,921	7,980	10.8%
Total operating costs and expenses	249,122	225,266	23,856	10.6%
INCOME BEFORE INCOME TAXES	30,059	27,438	2,621	9.6%
Income tax expense	8,118	7,556	562	7.4%
NET INCOME	$21,941	$19,882	$2,059	10.4%
Other comprehensive income (loss), net of taxes	7,996	26,068	(18,072)	(69.3)%
COMPREHENSIVE INCOME	$29,937	$45,950	$(16,013)	(34.8)%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$0.70	$0.62	$0.08	12.9%
Weighted average diluted common shares outstanding	31,310	32,170	(860)	(2.7)%

NM – Not Meaningful
Direct premiums written increased by $68.9 million, or 17.0%, for the quarter ended June 30, 2021, driven by growth within our Florida business of $65.6 million, or 19.6%, and growth in our other states business of $3.3 million, or 4.8%, as compared to the same period of the prior year. Rate increases approved in 2020 for Florida and for certain other states were the principal driver of higher written premiums despite a lower level of new writings compared to the same period of the prior year. During 2021, management implemented new and continuing efforts to prudently manage policy counts and exposures while rate increases take effect, which has slowed the growth of written premiums relating to new business when compared to prior years. Policies in force increased by 1,001, or 0.1%, from 976,250 at March 31, 2021 to 977,251 at June 30, 2021 reflecting a slower rate of growth as a result of management’s effort to reduce new business exposures. During the second quarter of 2021, policies in force declined in eight out of the 19 states that the Insurance Entities write in as a result of management’s actions. We actively wrote policies in 19 states during 2021 compared to 18 states at June 30, 2020. In addition, we are authorized to do business in Tennessee and

Wisconsin and are proceeding with product filings in those states. Policies in force, premium in force and total insured value all increased as of June 30, 2021 when compared to June 30, 2020.
The following table provides direct premiums written for Florida and Other States for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended
	June 30, 2021		June 30, 2020		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$400,370	84.5%	$334,769	82.7%	$65,601	19.6%
Other states	73,257	15.5%	69,916	17.3%	3,341	4.8%
Total	$473,627	100.0%	$404,685	100.0%	$68,942	17.0%
We seek to grow and generate long-term rate adequate premium in each state where we offer policies. Diversified sources of business are an important objective and premium growth outside Florida is a measure monitored by management in its efforts to meet that objective.
Direct premium earned increased by $54.9 million, or 16.3%, for the quarter ended June 30, 2021, reflecting the earning of premiums written over the past 12 months including positive changes in rates and changes in policies in force during that time.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents amounts paid to reinsurers for this protection. Ceded premium earned increased $25.1 million, or 22.6%, for the quarter ended June 30, 2021, as compared to the same period of the prior year. The increase in reinsurance costs reflects an increase in costs associated with the increase in exposures we insure, increased pricing when compared to the expired reinsurance program and differences in the structure and design of the respective programs. Reinsurance costs, as a percentage of direct premium earned, increased from 33.0% for the three months ended June 30, 2020 to 34.7% for the three months ended June 30, 2021, primarily due to the general increase in the pricing of reinsurance which generally takes effect prior to primary rate increases. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period which typically runs from June 1st to May 31st.. See the discussion above for the Insurance Entities’ 2021-2022 reinsurance programs and “Item 1—Note 4 (Reinsurance).”
Premiums earned, net of ceded premium earned, grew by 13.2%, or $29.8 million, to $256.2 million for the three months ended June 30, 2021, reflecting an increase in direct premium earned offset by increased costs for reinsurance.
Net investment income was $2.9 million for the three months ended June 30, 2021, compared to $6.2 million for the same period in 2020, a decrease of $3.3 million, or 53.7%. This decrease is largely attributable to significantly lower yields on the reinvested portfolio following the sale of a majority of available-for-sale debt securities in the portfolio that were in an unrealized gain position in the third and fourth quarters of 2020. In the first quarter of 2020, our investment portfolio was adversely impacted by the COVID-19 pandemic-induced market dislocation, but subsequently substantially recovered, and we took advantage of the recovery with the realization of gains on our available-for-sale debt securities.

Market rates in the second half of 2020 were considerably lower than the book yields of the portfolio prior to the sale, and we expect the trend in lower interest income to continue, as long as we compare current yields to yields on the portfolio before it was sold in 2020. Additionally, income from cash investing was down in the second quarter of 2021 as compared to the same period of the prior year due to significantly lower yields on cash sweep and short-term cash investing. Total invested assets were $1,030.5 million as of June 30, 2021 compared to $919.9 million as of December 31, 2020. Cash and cash equivalents were $286.5 million at June 30, 2021 compared to $167.2 million at December 31, 2020, an increase of 71.4%. This increase is the result of maintaining higher cash balances to support upcoming reinsurance premium payments in July and August 2021. Cash and cash equivalents are invested short term until needed to settle loss and LAE payments, reinsurance premium payments and operating cash needs or until they are deployed by our investment advisors.
Yields from cash and cash equivalents, short-term investments and the available-for-sale debt portfolio are dependent on the composition of the portfolio, future market forces, monetary policy and interest rate policy from the Federal Reserve. The Federal Reserve has broadly been lowering and maintaining lower interest rates, which has impacted the effective yields on new available-for-sale portfolio and overnight cash purchases and short-term investments. The overall trend has been lower interest rates on new purchases of securities over the past year and lower returns on cash and cash equivalents and short-term investments. As discussed above, due to the significant sale of securities during the third and fourth quarters of 2020, it is expected that future portfolio returns will reflect lower book yields based on current market conditions.
We sell investments, including securities, from our investment portfolio from time to time to meet our investment objectives or take advantage of market opportunities. During the three months ended June 30, 2021, sales of equity securities resulted in net realized gains of $0.7 million, and sales of available-for-sale debt securities resulted in net realized losses of $0.2 million, in total generating net realized gains of $0.5 million. During the three months ended June 30, 2020, sales of available-for-sale debt securities resulted in net realized gains of $0.2 million. See “Item 1—Note 3 (Investments).”

There was a $1.2 million favorable net unrealized gain in equity securities during the three months ended June 30, 2021 compared to a $3.9 million favorable net unrealized gain in equity securities during the three months ended June 30, 2020. Net change in unrealized gains or losses reflected on the income statement are the result of changes in the fair market value of our equity securities during the period for securities still held and the reversal of unrealized gains or losses for securities sold during the period. See “Item 1—Note 3 (Investments).”
Commission revenue is comprised principally of brokerage commissions we earn from third-party reinsurers (excluding the FHCF) on reinsurance placed for the Insurance Entities. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the three months ended June 30, 2021, commission revenue was $9.9 million, compared to $7.8 million for the three months ended June 30, 2020. The increase in commission revenue of $2.1 million, or 27.1%, for the three months ended June 30, 2021 was primarily due to increased commissions from third-party reinsurers earned on increased reinsurance premiums due to growth in our exposures, as well as the difference in pricing and structure associated with our reinsurance program when compared to the prior year.
Policy fees were $6.6 million for the three months ended June 30, 2021, relatively flat when compared to the same period in 2020. The slight increase was the result of an increase in the total number of new and renewal policies written during the three months ended June 30, 2021 compared to the same period in 2020 in states where we are permitted to charge this fee.
The following table presents losses and LAE incurred on a direct, ceded and net basis expressed in dollars and as a percent of the respective amounts of premiums earned. These amounts are further categorized as i) core losses, ii) weather events for the current accident year and iii) prior years’ reserve development (dollars in thousands):

	Three Months Ended June 30, 2021
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$392,574		$136,402		$256,172

Loss and loss adjustment expenses:
Core losses	$159,412	40.6%	$(78)	(0.1)%	$159,490	62.3%
Weather events*	—	—%	—	—%	—	—%
Prior years’ reserve development	116,890	29.8%	109,159	80.0%	7,731	3.0%
Total losses and loss adjustment expenses	$276,302	70.4%	$109,081	80.0%	$167,221	65.3%

*Includes only current year weather events beyond those expected.

	Three Months Ended June 30, 2020
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$337,639		$111,269		$226,370

Loss and loss adjustment expenses:
Core losses	$133,894	39.7%	$27	—%	$133,867	59.2%
Weather events*	17,000	5.0%	—	—%	17,000	7.5%
Prior years’ reserve development	11,552	3.4%	11,074	10.0%	478	0.2%
Total losses and loss adjustment expenses	$162,446	48.1%	$11,101	10.0%	$151,345	66.9%

*Includes only current year weather events beyond those expected.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.
Management looks at losses and LAE in three areas, as described below and represented in the tables above, each of which have different drivers which impact reported results. As a result, these components of losses and LAE are described separately. Overall losses and LAE, net of reinsurance recoveries, were $167.2 million resulting in a 65.3% net loss and LAE ratio for the quarter ended June 30, 2021. This compares to $151.3 million resulting in a 66.9% net loss and LAE ratio for the quarter ended June 30, 2020. The net losses and LAE ratio for the three months ended June 30, 2021 also reflects higher relative reinsurance costs compared to the same period in 2020 which contributed an overall increase of 1.7 percentage points to the net loss and LAE ratio. See the discussion above for the Insurance Entities’ 2021-2022 reinsurance programs and “Item 1 - Note 4 (Reinsurance) to the Condensed Consolidated Financial Statements.

The factors impacting losses and LAE are as follows:

•Core losses
◦Our core losses consist of all losses and LAE for the current year excluding both weather events for the current year beyond those anticipated in our regular accrual process and prior years’ reserve development. Core losses were 40.6% of direct premium earned for the quarter ended June 30, 2021 compared to 39.7% for the same period in 2020. These losses and loss ratios benefit from the management of claims by our claims adjusting affiliate, including claim fees ceded to reinsurers, which are described below, reducing core losses. The core loss ratio for 2020 and 2021 reflects trends we have seen in higher expected frequency and costs to settle claims in the Florida market, specifically in response to increased trends in litigated and represented claims. Core losses also increase as premium volume increases year over year. Although the Insurance Entities received rate increases in Florida and certain other states, management has elected not to decrease the core loss ratio compared to the prior year but to increase it by one loss ratio point and to monitor results until management sees loss costs stabilize in Florida and certain other states. During the quarter ended June 30, 2021, $4.2 million was added to strengthen reserves for the current accident year, which when combined with the $3.5 million recorded in the first quarter of 2021 effectively increases the current accident year loss pick by 1% to 41% through June 30, 2021. This increase reflects recent and ongoing trends in weather-related claims as well as the continuing prevalence of solicited, represented and litigated claims in Florida resulting in increased claims frequencies, losses and loss adjustment expenses.

•Weather events beyond those expected
◦There were no weather events beyond those expected and included in the core losses during the quarter ended June 30, 2021.
◦During the quarter ended June 30, 2020, weather events beyond those expected totaled $17.0 million in direct and net loss, principally for impacts from 14 Property Claims Services (PCS) events during the second quarter of 2020, across a series of states where we do business.
•Prior years’ reserve development
◦Two drivers influence the amounts recorded as prior years’ reserve development, namely: (i) changes to prior estimates of direct and net ultimate losses on prior accident years excluding major hurricanes and (ii) changes to prior estimates of direct and net ultimate losses on hurricanes. During the quarter ended June 30, 2021, prior years’ reserve development totaled $116.9 million of direct losses and $7.7 million of net unfavorable loss development after the benefit of reinsurance.

▪For hurricanes, prior years’ reserve development for the quarter ended June 30, 2021 was the result of a direct increase in the ultimate losses for hurricanes of $109.1 million offset by ceded hurricane losses of $109.2 million resulting in net favorable development of $0.1 million. Direct losses increased for Hurricanes Irma, Sally, Michael and Matthew. Ceded losses benefited from changes to estimated non-Florida reinsurance coverage, which has a lower attachment point. As a result of ceded losses exceeding direct losses, net loss development on prior hurricanes was favorable during second quarter of 2021.
▪Excluding hurricanes, there was $7.8 million of direct and net prior years’ reserve development for the quarter ended June 30, 2021. This development, from the 2019 and prior accident years, resulted from the settlement on litigated claims exceeding prior estimated amounts.
▪For the quarter ended June 30, 2020, direct prior years’ reserve development of $11.6 million gross, less $11.1 million ceded, resulting in $0.5 million net development. Hurricane Michael had $9.5 million of direct and ceded prior year’s reserve development, with principally Hurricane Matthew contributing to the net prior years’ development.

The Company continues to experience inflated costs for losses and LAE in the Florida market, where an industry has developed around the solicitation, filing and litigation of personal residential claims, resulting in a pattern of continued increased year over year levels of represented claims, the inflation of purported claim amounts, and increased demands for attorneys’ fees. Active solicitation of personal residential claims in Florida by policyholder representatives, remediation companies and repair companies has led to an increase in the frequency and severity of personal residential claims in Florida exceeding historical levels and levels seen in other jurisdictions. A Florida statute providing a one-way right of attorneys’ fees against insurers, coupled with other adverse statutes and judicial rulings, have further produced a legal environment in Florida that encourages litigation, in many cases without regard to the underlying circumstances of the claims.

These trends led us to file in February 2020 for an overall 12.4% rate increase in Florida, which was approved effective May 18, 2020 for new business and July 7, 2020 for renewals. In addition, we filed and received approval on December 31, 2020 to further increase our rates in Florida by an additional 7.0% in response to higher reinsurance costs associated with the reinsurance program we put into effect as of June 1, 2020. This rate change was effective December 31, 2020 for new business and March 1, 2021 for renewal business. These rate increases are being applied to policies as they prospectively renew. In addition, we implemented changes to certain new business underwriting guidelines, reduced new business writings in certain Florida counties and developed and implemented specialized claims and litigation management efforts to address the market trends that we believe are driving up claim costs. In May 2021, we filed for a further statewide average rate increase of 14.9% for our Florida business due to continuing loss and LAE trends.

The residual fees generated by our claims adjusting affiliate from the management of claims, including claim fees ceded by our Insurance Entities to reinsurers, were $1.2 million for the three months ended June 30, 2021, compared to $0.7 million during the three months ended June 30, 2020, driven by the recoveries from reinsurers and internal claim services on the expected core loss ratio. The benefit was recorded in the condensed consolidated financial statements as a reduction to losses and LAE.
General and administrative expenses were $81.9 million for the three months ended June 30, 2021, compared to $73.9 million during the same period in 2020, as follows (dollars in thousands):

	Three Months Ended
	June 30,				Change
	2021		2020		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$256,172		$226,370		$29,802	13.2%
General and administrative expenses:
Policy acquisition costs	56,766	22.2%	48,524	21.4%	8,242	17.0%
Other operating costs (1)	25,135	9.8%	25,397	11.2%	(262)	(1.0)%
Total general and administrative expenses	$81,901	32.0%	$73,921	32.7%	$7,980	10.8%
(1)Other operating costs includes $38 thousand and $17 thousand of interest expense for the three months ended June 30, 2021 and 2020, respectively.
General and administrative expenses increased by $8.0 million, which was the result of increases in policy acquisition costs of $8.2 million, primarily due to commissions and premium taxes associated with increased premium volume, offset by a decrease in other operating costs of $0.3 million. The expense ratio as a percentage of premiums earned, net decreased from 32.7% for the three months ended June 30, 2020 to 32.0% for the same period in 2021. The increase in policy acquisition costs as a percentage of premiums earned, net increased during the quarter as a result of higher reinsurance costs reducing premiums earned, net in a greater proportion than the prior year. The commission rate paid to agents on the renewal of Florida policies was reduced by 2 percentage points effective April 1, 2021, which will benefit future periods as the new rate structure applies prospectively. Other operating cost ratio for the three months ended June 30, 2021 was 9.8% compared to 11.2% in the second quarter of 2020, reflecting lower advertising costs and share-based compensation in 2021 and continued economies of scale as other operating costs did not increase at the same rate as premiums earned, net.
As a result of the above, the combined ratio for the second quarter ended June 30, 2021 was 97.3% compared to 99.5% for the same period in 2020. The decrease reflects improved profitability when compared to the second quarter of 2020. The reduction was the result of decreases in both the loss and LAE ratio and expense ratio as described above.
Income tax expense was $8.1 million for the quarter ended June 30, 2021 compared to income tax expense of $7.6 million for the quarter ended June 30, 2020. Our effective tax rate (“ETR”) decreased to 27.0% for the three months ended June 30, 2021, as compared to 27.5% for the three months ended June 30, 2020. The ETR decreased as a result of a lower ratio of permanent items relative to the amount of income before taxes, principally non-deductible compensation, and a lower level of discrete tax benefits.
Other comprehensive income, net of taxes for the three months ended June 30, 2021, was $8.0 million compared to other comprehensive income of $26.1 million for the same period in 2020, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income for available-for-sale debt securities sold. See “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income for these periods.

Results of Operations — Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net income was $48.3 million for the six months ended June 30, 2021 compared to $39.9 million for the six months ended June 30, 2020, an increase of $8.4 million. Weighted average diluted common shares outstanding for the six months ended June 30, 2021 were lower by 3.5% to 31.3 million shares from 32.4 million shares for the same period of the prior year. Diluted EPS for the six months ended June 30, 2021 was $1.54 compared to $1.23 in 2020, an increase of $0.31, or 25.2%. Benefiting the six months ended June 30, 2021 were increases in premiums earned, net, improvements in both net realized and unrealized gains and losses, and an increase in commission revenue, less a decrease in net investment income, policy fees and other revenue and an increase in operating costs and expenses. Direct premium earned and premiums earned, net were up 15.8% and 11.7%, respectively, due to growth in all states in which we are licensed and writing during the past 12 months and rate increases implemented during 2020 and 2021, offset by higher costs for reinsurance flowing through to premiums earned, net. The net losses and LAE ratio was 62.3% for the six months ended June 30, 2021, compared 64.0% for the same period in 2020 reflecting a decrease in excess weather events beyond those expected partially offset by higher core net losses and higher prior years’ development.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Six Months Ended June 30,		Change
	2021	2020	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$838,941	$739,238	$99,703	13.5%
Change in unearned premium	(70,761)	(75,648)	4,887	(6.5)%
Direct premium earned	768,180	663,590	104,590	15.8%
Ceded premium earned	(268,703)	(216,391)	(52,312)	24.2%
Premiums earned, net	499,477	447,199	52,278	11.7%
Net investment income	5,844	13,013	(7,169)	(55.1)%
Net realized gains (losses) on investments	1,038	467	571	122.3%
Net change in unrealized gains (losses) of equity securities	735	(4,153)	4,888	NM
Commission revenue	18,986	14,773	4,213	28.5%
Policy fees	11,962	12,086	(124)	(1.0)%
Other revenue	3,896	4,594	(698)	(15.2)%
Total premiums earned and other revenues	541,938	487,979	53,959	11.1%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	311,184	286,393	24,791	8.7%
General and administrative expenses	164,344	146,564	17,780	12.1%
Total operating costs and expenses	475,528	432,957	42,571	9.8%
INCOME BEFORE INCOME TAXES	66,410	55,022	11,388	20.7%
Income tax expense	18,061	15,073	2,988	19.8%
NET INCOME	$48,349	$39,949	$8,400	21.0%
Other comprehensive income (loss), net of taxes	(8,914)	17,122	(26,036)	(152.1)%
COMPREHENSIVE INCOME (LOSS)	$39,435	$57,071	$(17,636)	(30.9)%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$1.54	$1.23	$0.31	25.2%
Weighted average diluted common shares outstanding	31,292	32,440	(1,148)	(3.5)%

NM – Not Meaningful
Direct premiums written increased by $99.7 million, or 13.5%, for the six months ended June 30, 2021, driven by growth within our Florida business of $94.1 million, or 15.3%, and growth in our other states business of $5.6 million, or 4.4%, as compared to the same period of the prior year. Rate increases approved in 2020 for Florida and for certain other states were the principal driver of higher written premiums despite a lower level of new policies compared to the same period of the prior year. During 2021, management implemented new and continuing efforts to prudently manage policy counts and exposures while rate increases take effect, which has slowed the growth of written premiums relating to new business when compared to prior years. Policies in force decreased by 7,579, or 0.8%, during 2021 from 984,830 at December 31, 2020 to 977,251 at June 30, 2021 reflecting a slower rate of growth as a result of management’s effort to reduce new business exposures. During the six months ended June 30, 2021, policies in force declined in 10 out of the 19 states in which the Insurance Entities do business as a result of management’s actions. We actively wrote policies in 19 states during 2021 compared to 18 states at June 30, 2020. In addition, we are authorized to do business in Tennessee and Wisconsin and are proceeding with product filings in those states. Policies in force, premium in force and total insured value all increased as of June 30, 2021 when compared to June 30, 2020.
The following table provides direct premiums written for Florida and Other States for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	For the Six Months Ended
	June 30, 2021		June 30, 2020		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$707,381	84.3%	$613,280	83.0%	$94,101	15.3%
Other states	131,560	15.7%	125,958	17.0%	5,602	4.4%
Total	$838,941	100.0%	$739,238	100.0%	$99,703	13.5%

We seek to grow and generate long-term rate adequate premium in each state where we offer policies. Diversified sources of business are an important objective and premium growth outside Florida is a measure monitored by management in its efforts to meet that objective.
Direct premium earned increased by $104.6 million, or 15.8%, for the six months ended June 30, 2021, reflecting the earning of premiums written over the past 12 months including positive changes in rates and changes in policies in force during that time.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents amounts paid to reinsurers for this protection. Ceded premium earned increased $52.3 million, or 24.2%, for the six months ended June 30, 2021 as compared to the same period of the prior year. The increase in reinsurance costs reflects an increase in costs, associated with the increase in exposures we insure, increased pricing when compared to the expired reinsurance program and differences in the structure and design of the respective programs. Reinsurance costs, as a percentage of direct premium earned, increased from 32.6% in 2020 to 35.0% in 2021 primarily due to the general increase in the pricing of reinsurance which generally takes effect prior to primary rate increases. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period which typically runs from June 1st to May 31st. See the discussion above for the Insurance Entities’ 2021-2022 reinsurance programs and “Item 1— Note 4 (Reinsurance).”
Premiums earned, net of ceded premium earned, grew by 11.7%, or $52.3 million, to $499.5 million for the six months ended June 30, 2021, reflecting an increase in direct premium earned offset by increased costs for reinsurance.
Net investment income was $5.8 million for the six months ended June 30, 2021, compared to $13.0 million for the same period in 2020, a decrease of $7.2 million, or 55.1%. This decrease is largely attributable to significantly lower yields on the reinvested portfolio following the sale of a majority of available-for-sale debt securities in the portfolio that were in an unrealized gain position in the third and fourth quarters of 2020. In the first quarter of 2020, our investment portfolio was adversely impacted by the COVID-19 pandemic-induced market dislocation, but subsequently substantially recovered, and we took advantage of the recovery with the realization of gains on our available-for-sale debt securities.
Market rates in the second half of 2020 were considerably lower than the book yields of the portfolio prior to the sale, and we expect the trend in lower interest income to continue, as long as we compare current yields to yields on the portfolio before it was sold in 2020. Additionally, income from cash investing was down $0.9 million in the first six months of 2021 as compared to the same period of the prior year due to significantly lower yields on cash sweep and short-term cash investing. Total invested assets were $1,030.5 million as of June 30, 2021 compared to $919.9 million as of December 31, 2020. Cash and cash equivalents were $286.5 million at June 30, 2021 compared to $167.2 million at December 31, 2020, an increase of 71.4%. This increase is the result of maintaining higher cash balances to support upcoming reinsurance premium payments in July and August 2021. Cash and cash equivalents are invested short term until needed to settle loss and LAE payments, reinsurance premium payments and operating cash needs or until they are deployed by our investment advisors.
Yields from cash and cash equivalents, short-term investments and the available-for-sale debt portfolio are dependent on the composition of the portfolio, future market forces, monetary policy and interest rate policy from the Federal Reserve. The Federal Reserve has broadly been lowering and maintaining lower interest rates, which has impacted the effective yields on new available-for-sale portfolio and overnight cash purchases and short-term investments. The overall trend has been lower interest rates on new purchases of securities over the past year and lower returns on cash and cash equivalents and short-term investments. As discussed above, due to the significant sale of securities during the third and fourth quarters of 2020, it is expected that future portfolio returns will reflect lower book yields based on current market conditions.
We sell investments, including securities, from our investment portfolio from time to time to meet our investment objectives or take advantage of market opportunities. During the six months ended June 30, 2021, sales of available-for-sale debt securities resulted in net realized losses of $0.5 million, sales of equity securities resulted in net realized gains of $1.1 million, and the sale of an investment real estate property resulted in a realized gain of $0.4 million, in total generating net realized gains of $1.0 million. During the six months ended June 30, 2020, sales of available-for-sale debt securities resulted in net realized gains of $0.5 million. See “Item 1—Note 3 (Investments).”

There was a $0.7 million favorable net unrealized gain in equity securities during the six months ended June 30, 2021 compared to a $4.2 million unfavorable net unrealized loss in equity securities during the six months ended June 30, 2020. Net change in unrealized gains or losses reflected on the income statement are the result of changes in the fair market value of our equity securities during the period for securities still held and the reversal of unrealized gains or losses for securities sold during the period. See “Item 1—Note 3 (Investments).”
Commission revenue is comprised principally of brokerage commissions we earn from third-party reinsurers (excluding the FHCF) on reinsurance placed for the Insurance Entities. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the six months ended June 30, 2021, commission revenue was $19.0 million, compared to $14.8 million for the six months ended June 30, 2020. The increase in commission revenue of $4.2 million, or 28.5%, for the six months ended June 30, 2021 was primarily due to increased commissions from third-party reinsurers earned on increased reinsurance premiums due to growth in our exposures, as well as the difference in pricing and structure associated with our reinsurance program when compared to the prior year.
Policy fees for the six months ended June 30, 2021 were $12.0 million compared to $12.1 million for the same period in 2020. The decrease of $0.1 million, or 1.0%, was the result of a decrease in the total number of new and renewal policies written during the six months ended June 30, 2021 compared to the same period in 2020 in states where we are permitted to charge this fee.
The following table presents losses and LAE incurred on a direct, ceded and net basis expressed in dollars and as a percent of the respective amounts of premiums earned. These amounts are further categorized as i) core losses, ii) weather events for the current accident year and iii) prior years’ reserve development (dollars in thousands):

	Six Months Ended June 30, 2021
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$768,180		$268,703		$499,477

Loss and loss adjustment expenses:
Core losses	$304,640	39.7%	$(50)	—%	$304,690	61.0%
Weather events*	—	—	—	—	—	—
Prior years’ reserve development	208,960	27.2%	202,466	75.3%	6,494	1.3%
Total losses and loss adjustment expenses	$513,600	66.9%	$202,416	75.3%	$311,184	62.3%

*Includes only current year weather events beyond those expected.

	Six Months Ended June 30, 2020
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$663,590		$216,391		$447,199

Loss and loss adjustment expenses:
Core losses	$263,622	39.7%	$48	—%	$263,574	58.9%
Weather events*	18,000	2.7%	—	—	18,000	4.0%
Prior years’ reserve development	54,067	8.1%	49,248	22.8%	4,819	1.1%
Total losses and loss adjustment expenses	$335,689	50.5%	$49,296	22.8%	$286,393	64.0%

*Includes only current year weather events beyond those expected.

See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.
Management looks at losses and LAE in three areas, as described below and represented in the tables above, each of which have different drivers which impact reported results. As a result, these components of losses and LAE are described separately. Overall losses and LAE, net of reinsurance recoveries, were $311.2 million resulting in a 62.3% net loss and LAE ratio for the six months ended June 30, 2021. This compares to $286.4 million resulting in a 64.0% net loss and LAE ratio for the six months ended June 30, 2020. The net losses and LAE ratio for the six months ended June 30, 2021 also reflects higher relative reinsurance costs compared to the same period in 2020, which contributed an overall increase of 2.2 percentage points to the net loss and LAE ratio. See the discussion above for the Insurance Entities’ 2021-2022 reinsurance programs and “Item 1- Note 4 (Reinsurance) to the Condensed Consolidated Financial Statements.

The factors impacting losses and LAE are as follows:

•Core losses

◦Our core losses consist of all losses and LAE for the current year excluding both weather events for the current year beyond those anticipated in our regular accrual process and prior years’ reserve development. Core losses were 39.7% of direct premium earned for both the six months ended June 30, 2021 and 2020. These losses and loss ratios benefit from the management of claims by our claims adjusting affiliate, including claim fees ceded to reinsurers, which are described below, reducing core losses. The core loss ratio for 2020 and 2021 reflects trends we have seen in higher expected frequency and costs to settle claims in the Florida market, specifically in response to increased trends in litigated and represented claims. Core losses also increase as premium volume increases year over year. Although the Insurance Entities received rate increases in Florida and certain other states, management has elected not to decrease the core loss ratio compared to the prior year but to increase it by one loss ratio point and to monitor results until management sees loss costs stabilize in Florida and certain other states. During the six months ended June 30, 2021, the direct core loss ratio increased by one loss ratio point compared to the same period in 2020 from an increase in the current accident year loss pick. This one loss ratio point increase results from recent and ongoing trends in weather-related claims as well as the continuing prevalence of solicited, represented and litigated claims in Florida resulting in increased claims frequencies, losses and loss adjustment expenses.

•Weather events beyond those expected

◦There were no weather events beyond those expected and included in the core losses during the six months ended June 30, 2021.
◦During the six months ended June 30, 2020, weather events beyond those expected totaled $18.0 million in direct and net core loss, principally for impacts from 14 Property Claims Services (PCS) events during the six months ended June 30, 2020, across a series of states where we do business.

•Prior years’ reserve development

◦Two drivers influence the amounts recorded as prior years’ reserve development, namely: (i) changes to prior estimates of direct and net ultimate losses on prior accident years excluding major hurricanes and (ii) changes to prior estimates of direct and net ultimate losses on hurricanes. During the six months ended June 30, 2021, prior years’ reserve development totaled $209.0 million of direct losses and $6.5 million of net unfavorable loss development after the benefit of reinsurance.

▪For hurricanes, prior years’ reserve development for the six months ended June 30, 2021 was the result of a direct increase in the ultimate losses for hurricanes of $201.2 million offset by ceded hurricane losses of $202.5 million resulting in net favorable development of $1.3 million. Direct losses increased for Hurricanes Irma, Sally, Michael and Matthew. Ceded losses benefited from changes to estimated non-Florida reinsurance coverage, which has a lower attachment point. As a result of ceded losses exceeding direct losses, net loss development on prior hurricanes was favorable during the six months ended June 30, 2021.

▪Excluding hurricanes, there was $7.8 million of direct and net prior years’ reserve development for the six months ended June 30, 2021. This development, from the 2019 and prior accident years, resulted from the settlement on litigated claims exceeding prior estimated amounts.

▪For the six months ended June 30, 2020, direct prior years’ reserve development of $54.1 million less $49.3 million ceded, resulted in $4.8 million net from revised estimates for Hurricanes Irma, Michael and Matthew.

The Company continues to experience inflated costs for losses and LAE in the Florida market, where an industry has developed around the solicitation, filing and litigation of personal residential claims, resulting in a pattern of continued increased year over year levels of represented claims, inflation of purported claim amounts, and increased demands for attorneys’ fees. See “Results of Operations – Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020” for a discussion of these trends and the recent Florida legislation.

The residual fees generated by our claims adjusting affiliate from the management of claims, including claim fees ceded by our Insurance Entities to reinsurers, were $9.3 million for the six months ended June 30, 2021, compared to $1.0 million during the six months ended June 30, 2020, driven by the recoveries from reinsurers and internal claim services on the expected core loss ratio. The benefit was recorded in the condensed consolidated financial statements as a reduction to losses and LAE.

General and administrative expenses were $164.3 million for the six months ended June 30, 2021, compared to $146.6 million during the same period in 2020, as follows (dollars in thousands):

	Six Months Ended
	June 30,				Change
	2021		2020		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$499,477		$447,199		$52,278	11.7%
General and administrative expenses:
Policy acquisition costs	113,224	22.7%	95,388	21.4%	17,836	18.7%
Other operating costs (1)	51,120	10.2%	51,176	11.4%	(56)	(0.1)%
Total general and administrative expenses	$164,344	32.9%	$146,564	32.8%	$17,780	12.1%
(1)Other operating costs includes $58 thousand and $69 thousand of interest expense for the six months ended June 30, 2021 and 2020, respectively.

General and administrative expenses increased by $17.8 million, which was the result of increases in policy acquisition costs of $17.9 million primarily due to commissions and premium taxes associated with increased premium volume, offset by a decrease in other operating costs of $0.1 million. The expense ratio as a percentage of premiums earned, net increased from 32.8% for the six months ended June 30, 2020 to 32.9% for the same period in 2021. The increase in policy acquisition costs as a percentage of premiums earned, net increased during the six months ended June 30, 2021 as a result of higher reinsurance costs reducing premiums earned, net in a greater proportion than the prior year. The commission rate paid to agents on the renewal of Florida policies was reduced 2 percentage points effective April 1, 2021, which will benefit future periods as the new rate structure applies prospectively. Other operating cost ratio for the six months ended June 30, 2021 was 10.2% compared to 11.4% in the six months ended June 30, 2020, reflecting lower share-based compensation in 2021 and continued economies of scale as other operating costs did not increase at the same rate as premiums earned, net.

As a result of the above, the combined ratio for the six months ended June 30, 2021 was 95.2% compared to 96.8% during the same period in 2020. The decrease reflects improved profitability when compared to the same period of 2020. The reduction was the result of a decrease in the loss and LAE ratio, offset by a slight increase in the expense ratio as described above.

Income tax expense was $18.1 million for the six months ended June 30, 2021, compared to income tax expense of $15.1 million for the six months ended June 30, 2020. Our ETR decreased to 27.2% for the six months ended June 30, 2021, as compared to 27.4% for the six months ended June 30, 2020. The ETR decreased as a result of a lower ratio of permanent items relative to the amount of income before taxes, principally non-deductible compensation, and a lower level of discrete tax benefits.
Other comprehensive loss, net of taxes for the six months ended June 30, 2021, was $8.9 million compared to other comprehensive income of $17.1 million for the same period in 2020, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income for available-for-sale debt securities sold. See “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income for these periods.

Analysis of Financial Condition—As of June 30, 2021 Compared to December 31, 2020
We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	June 30,	December 31,
Type of Investment	2021	2020
Available-for-sale debt securities	$921,800	$819,861
Equity securities	95,690	84,887
Assets held for sale	7,053	—
Investment real estate, net	5,981	15,176
Total	$1,030,524	$919,924
See “Item 1—Condensed Consolidated Statements of Cash Flows” and “Item 1—Note 3 (Investments)” for explanations on changes in investments.
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1st to May 31st of the following year. The increase of $316.6 million to $532.3 million as of June 30, 2021 was primarily due to additional ceded written premium of $568.5 million recorded this quarter for the reinsurance costs relating to our new 2021-2022 catastrophe reinsurance program beginning June 1, 2021, less amortization of ceded written premium for the reinsurance costs earned during the period
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE and other expenses that are expected to be recovered from reinsurers. The increase of $35.9 million to $196.3 million as of June 30, 2021 was primarily due to increased estimates of amounts recoverable from reinsurers relating to settled claims from hurricanes and other events covered by our reinsurance contracts.
Premiums receivable, net, represents amounts receivable from policyholders. The increase in premiums receivable, net, of $7.2 million to $74.1 million as of June 30, 2021 relates to the growth, seasonality and consumer payment behavior of our business. The amount of direct premiums written during a calendar year tends to increase just prior to the second quarter and tends to decrease approaching the fourth quarter.
Deferred policy acquisition costs (“DPAC”) increased by $5.4 million to $116.0 million as of June 30, 2021, which is consistent with the underlying premium growth. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Income taxes recoverable represents the difference between estimated tax obligations and tax payments made to taxing authorities. As of June 30, 2021, the balance recoverable was $24.7 million, representing amounts due from taxing authorities at that date, compared to a balance recoverable of $30.6 million as of December 31, 2020. Income taxes recoverable as of June 30, 2021 will either be refunded or applied to future periods to offset future federal and state income tax obligations.

Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the six months ended June 30, 2021, deferred tax assets decreased by $10.8 million from a $6.3 million deferred tax asset to a deferred tax liability of $4.5 million primarily due to a decrease in unearned premiums. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
Other assets increased by $7.1 million to $22.0 million as of June 30, 2021, primarily driven from increases in receivable due from brokers relating to securities sold from our investment portfolio which settled after June 30, 2021.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $43.8 million to $278.7 million as of June 30, 2021. The reduction in unpaid losses and LAE was principally due to the settlement of claims from previous hurricane and storm events, as more claims from those events concluded during the six months ended June 30, 2021. Overall unpaid losses and LAE decreased, as claim settlements exceeded new emerging claims. Unpaid losses and LAE are net of estimated subrogation recoveries.
Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The increase of $70.8 million from December 31, 2020 to $853.9 million as of June 30, 2021 reflects the seasonality of our business.
Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $18.7 million to $68.3 million as of June 30, 2021 reflects customer payment behavior and the seasonality of our business.

We exclude net negative cash balances, if any, from cash and cash equivalents that we have with any single financial institution based on aggregating the book balance of all accounts at the institution which have the right of offset. If the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Condensed Consolidated Balance Sheet to book overdraft. These amounts represent outstanding checks or drafts not yet presented to the financial institution in excess of amounts on deposit at the financial institutions. We maintain a short-term cash investment strategy sweep to maximize investment returns on cash balances. There were no book overdrafts as of June 30, 2021 compared to book overdrafts totaling $59.4 million as of December 31, 2020.
Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers and cash advances received from reinsurers, if any. On June 1st of each year, we renew our core catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. These estimated annual costs are increased or decreased during the year based on premium adjustments or as a result of new placements during the year. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which typically runs from June 1st to May 31st. The balance increased by $571.5 million to $581.8 million as of June 30, 2021 as a result of a new reinsurance placement during the quarter ended June 30, 2021 and the timing of the above items.
Other liabilities and accrued expenses decreased by $15.2 million to $37.1 million as of June 30, 2021, primarily driven from a decrease in other liabilities due to the timing of payments.
Capital resources, net, increased by $30.8 million for the six months ended June 30, 2021. The increase in stockholders’ equity was principally the result of our 2021 net income and share-based compensation, offset by declines in the after-tax changes in the fair value of our available-for-sale debt securities, treasury share purchases and dividends to shareholders. See “Item 1—Condensed Consolidated Statements of Stockholders’ Equity” and “Item 1—Note 8 (Stockholders’ Equity)” for explanation of changes in treasury stock.
The reduction in long-term debt of $0.7 million was the result of principal payments on debt during 2021. See “—Liquidity and Capital Resources” for more information.

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
The balance of cash and cash equivalents, excluding restricted cash, as of June 30, 2021 was $286.5 million, compared to $167.2 million at December 31, 2020. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between June 30, 2021 and December 31, 2020. The increase in cash and cash equivalents was driven by cash flows generated from operating activities in excess of cash flows used in investing and financing activities. Our cash investment strategy at times includes cash investments where the right of offset against other bank accounts does not exist. A book overdraft occurs when aggregating the book balance of all accounts at a financial institution, for accounts which have the right of offset, and if the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Condensed Consolidated Balance Sheet to book overdraft. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st, and December 1st, and third-party reinsurance premiums are generally paid in four installments on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. See “Item 1—Note 12 (Commitments and Contingencies)” and “—Contractual Obligations” for more information.
The balance of restricted cash and cash equivalents as of June 30, 2021 and December 31, 2020 represents cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business and, in 2021, restricted cash and cash equivalents also includes collateral held by a reinsurance captive arrangement with one of the Insurance Entities reported as a variable interest entity (“VIE”) in the condensed consolidated financial statements. The amount of collateral held was $3.5 million as of June 30, 2021. See “Item 1—Note 14 (Variable Interest Entities)” for more information.
Liquidity is required at the holding company for us to cover the payment of general operating expenses and contingencies, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of income taxes, capital contributions to subsidiaries, if needed, and interest and principal payments on outstanding debt obligations of the holding company, if any. See “Item 1—Note 5 (Insurance Operations).” The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. New regulations or changes to existing regulations imposed on the company and its affiliates may also impact the amount and timing of future dividend payments to the parent. Principal sources of liquidity for the holding company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions earned on reinsurance contracts placed by our wholly-owned subsidiary, Blue Atlantic Reinsurance Corporation, and policy fees. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income from those investments. As discussed in “Item 1—Note 5 (Insurance Operations),” there are limitations on the dividends the Insurance Entities may pay to their immediate parent company, Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida).

The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 1—Note 5 (Insurance Operations).” The maximum dividend that may be paid by the Insurance Entities to PSI without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the six months ended June 30, 2021 and the year ended December 31, 2020, the Insurance Entities did not pay dividends to PSI.
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
Our insurance operations provide liquidity as premiums are generally received months or even years before potential losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale. The average credit rating on our available-for-sale securities was A+ as of June 30, 2021 and December 31, 2020. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of our available-for-sale securities was 4.3 years at June 30, 2021 compared to 4.0 years at December 31, 2020. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments.
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
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio for the periods presented (dollars in thousands):

	As of
	June 30,	December 31,
	2021	2020
Stockholders’ equity	$480,842	$449,262
Total long-term debt	7,721	8,456
Total capital resources	$488,563	$457,718

Debt-to-total capital ratio	1.6%	1.8%
Debt-to-equity ratio	1.6%	1.9%
The debt-to-total capital ratio is total long-term debt divided by total capital resources, whereas debt-to-equity ratio is total long-term debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.
As described in our Annual Report on Form 10-K for the year ended December 31, 2020, UPCIC entered into a surplus note with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program on November 9, 2006. The surplus note has a twenty-year term, with quarterly payments of principal and interest that accrue per the terms of the note agreement. At June 30, 2021, UPCIC was in compliance with the terms of the surplus note. Total adjusted capital and surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.

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
During the six months ended June 30, 2021, we repurchased an aggregate of 15,444 shares of our common stock in the open market at an aggregate purchase price of $0.2 million. Also, see “Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended June 30, 2021.
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

Cash Dividends
The following table summarizes the dividends declared by the Company in 2021:

2021	Dividend Declared Date	Shareholders Record Date	Dividend Payable Date	Cash Dividend Per Common Share Amount
First Quarter	March 1, 2021	March 11, 2021	March 18, 2021	$0.16
Second Quarter	April 22, 2021	May 14, 2021	May 21, 2021	$0.16
Third Quarter	July 19, 2021	August 2, 2021	August 9, 2021	$0.16

CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations for which cash flows are fixed or determinable as of June 30, 2021 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Reinsurance payable and multi-year commitments (1)	$886,462	$581,818	$304,644	$—	$—
Unpaid losses and LAE, direct (2)	278,658	168,867	80,811	22,014	6,966
Long-term debt	8,088	1,199	4,650	2,239	—
Total contractual obligations	$1,173,208	$751,884	$390,105	$24,253	$6,966
(1)The amount in less than 1 year includes reinsurance payable reflected in the Condensed Consolidated Balance Sheet and reinsurance premiums payable under multi-year commitments. The 1-3 years solely represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—Note 12 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through June 30, 2021. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from the Company’s reinsurance program. See “Item 1—Note 4 (Reinsurance).”

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of June 30, 2021 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
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
The following tables provide information about our fixed income Financial Instruments as of June 30, 2021 compared to December 31, 2020, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	June 30, 2021
	2021	2022	2023	2024	2025	Thereafter	Other	Total
Amortized cost	$13,195	$82,586	$131,470	$105,321	$219,736	$376,718	$165	$929,191
Fair market value	$13,319	$82,843	$131,780	$105,191	$217,677	$370,778	$212	$921,800
Coupon rate	2.90%	1.61%	2.13%	3.08%	2.55%	2.56%	7.50%	2.48%
Book yield	1.64%	6.90%	0.78%	1.09%	1.17%	1.62%	6.31%	1.25%
* Years to effective maturity - 5.5 years

	December 31, 2020
	2021	2022	2023	2024	2025	Thereafter	Other	Total
Amortized cost	$31,333	$58,790	$107,735	$179,872	$133,872	$303,880	$165	$815,647
Fair market value	$31,578	$58,868	$108,412	$180,111	$134,740	$306,041	$211	$819,961
Coupon rate	2.75%	1.88%	2.15%	3.12%	2.51%	2.41%	7.50%	2.52%
Book yield	2.12%	0.59%	0.84%	0.71%	1.07%	1.59%	6.31%	1.16%
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
The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	June 30, 2021		December 31, 2020
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$7,767	8.1%	$2,435	2.9%
Mutual funds and other	87,923	91.9%	82,452	97.1%
Total equity securities	$95,690	100.0%	$84,887	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at June 30, 2021 and December 31, 2020 would have resulted in a decrease of $19.1 million and $17.0 million, respectively, in the fair value of those securities.
The COVID-19 pandemic presents uncertainty to the financial markets. See further discussion above under “Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Trends—Impact of the COVID-19 Pandemic” regarding our response to the COVID-19 pandemic, the financial impact to us in 2020, our general outlook and plans to monitor the economic consequences of the COVID-19 pandemic..”

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of June 30, 2021, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
Please refer to the risk factors previously disclosed in “Part I, Item 1A—Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
On November 3, 2020, we announced that our Board of Directors authorized the repurchase of up to $20 million of outstanding shares of our common stock through November 3, 2022 (the “November 2022 Share Repurchase Program”). Under the November 2022 Share Repurchase Program, we repurchased 61,149 shares of our common stock from November 2020 through June 30, 2021 at an aggregate cost of approximately $0.8 million. During the three months ended June 30, 2021, no shares of our common stock were repurchased pursuant to this authorization. As of June 30, 2021, we have the ability to purchase up to approximately $19.2 million of our common stock under the November 2022 Share Repurchase Program.

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

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: July 30, 2021	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer and Principal Executive Officer

Date: July 30, 2021	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer