Form 10-Q
period 2021-09-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2021-10-27
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,167,628 shares of common stock, par value $0.01 per share, outstanding on October 20, 2021.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida

RESULTS OF REVIEW OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of September 30, 2021 and the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity, for the three-month and nine-month periods ended September 30, 2021 and 2020 and the related condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2021 and 2020. Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
October 27, 2021

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

	As of
	September 30,	December 31,
	2021	2020
ASSETS
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $290 and $186 (amortized cost: $1,039,042 and $815,647)	$1,029,157	$819,861
Equity securities, at fair value (cost: $79,947 and $84,667)	77,099	84,887
Assets held for sale	253	—
Investment real estate, net	5,934	15,176
Total invested assets	1,112,443	919,924
Cash and cash equivalents	224,822	167,156
Restricted cash and cash equivalents	15,836	12,715
Prepaid reinsurance premiums	386,466	215,723
Reinsurance recoverable	134,935	160,417
Premiums receivable, net	71,132	66,883
Property and equipment, net	53,222	53,572
Deferred policy acquisition costs	113,979	110,614
Income taxes recoverable	9,209	30,576
Deferred income tax asset, net	5,249	6,284
Other assets	15,935	14,877
Total assets	$2,143,228	$1,758,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$212,488	$322,465
Unearned premiums	876,259	783,135
Advance premium	71,069	49,562
Book overdraft	—	59,399
Reinsurance payable, net	399,905	10,312
Commission payable	23,857	23,809
Other liabilities and accrued expenses	58,022	52,341
Debt	7,353	8,456
Total liabilities	1,648,953	1,309,479

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $0.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $0.01 par value	470	468
Authorized shares - 55,000
Issued shares - 46,964 and 46,817
Outstanding shares - 31,167 and 31,137
Treasury shares, at cost - 15,797 and 15,680	(227,115)	(225,506)
Additional paid-in capital	107,382	103,445
Accumulated other comprehensive income (loss), net of taxes	(7,398)	3,343
Retained earnings	620,936	567,512
Total stockholders’ equity	494,275	449,262
Total liabilities and stockholders’ equity	$2,143,228	$1,758,741

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$432,984	$409,418	$1,271,925	$1,148,656
Change in unearned premium	(22,363)	(52,210)	(93,124)	(127,858)
Direct premium earned	410,621	357,208	1,178,801	1,020,798
Ceded premium earned	(145,967)	(123,017)	(414,670)	(339,408)
Premiums earned, net	264,654	234,191	764,131	681,390
Net investment income	2,797	4,557	8,641	17,570
Net realized gains (losses) on investments	4,319	53,827	5,357	54,294
Net change in unrealized gains (losses) of equity securities	(3,759)	1,991	(3,024)	(2,162)
Commission revenue	11,418	8,997	30,404	23,770
Policy fees	5,859	6,167	17,821	18,253
Other revenue	1,966	1,935	5,862	6,529
Total premiums earned and other revenues	287,254	311,665	829,192	799,644
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	187,581	238,477	498,765	524,870
General and administrative expenses	73,209	76,980	237,553	223,544
Total operating costs and expenses	260,790	315,457	736,318	748,414
INCOME BEFORE INCOME (LOSS) TAXES	26,464	(3,792)	92,874	51,230
Income tax expense (benefit)	6,281	(623)	24,342	14,450
NET INCOME (LOSS)	$20,183	$(3,169)	$68,532	$36,780
Basic earnings (loss) per common share	$0.65	$(0.10)	$2.19	$1.14
Weighted average common shares outstanding - Basic	31,247	31,659	31,232	32,116
Diluted earnings (loss) per common share	$0.64	$(0.10)	$2.19	$1.14
Weighted average common shares outstanding - Diluted	31,337	31,659	31,302	32,202
Cash dividend declared per common share	$0.16	$0.16	$0.48	$0.48

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$20,183	$(3,169)	$68,532	$36,780
Other comprehensive income (loss), net of taxes	(1,827)	(36,421)	(10,741)	(19,299)
Comprehensive income (loss)	$18,356	$(39,590)	$57,791	$17,481
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED September 30, 2021 AND 2020 (unaudited)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2020	(15,680)		46,817	10	$468	$—	$103,445	$567,512	$3,343	$(225,506)	$449,262
Vesting of performance share units	(16)	(1)	62	—	—	—	—	—	—	(241)	(241)
Vesting of restricted stock units	(17)	(1)	65	—	1	—	(1)	—	—	(254)	(254)
Retirement of treasury shares	33	(1)	(33)	—	—	—	(495)	—	—	495	—
Purchases of treasury stock	(15)		—	—	—	—	—	—	—	(245)	(245)
Share-based compensation	—		—	—	—	—	1,675	—	—	—	1,675
Net income	—		—	—	—	—	—	26,408	—	—	26,408
Other comprehensive loss, net of taxes	—		—	—	—	—	—	—	(16,910)	—	(16,910)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,030)	—	—	(5,030)
Balance, March 31, 2021	(15,695)		46,911	10	469	—	104,624	588,890	(13,567)	(225,751)	454,665
Vesting of restricted stock units	(20)	(1)	73	—	1	—	(1)	—	—	(288)	(288)
Retirement of treasury shares	20	(1)	(20)	—	—	—	(288)	—	—	288	—
Share-based compensation	—		—	—	—	—	1,569	—	—	—	1,569
Net income	—		—	—	—	—	—	21,941	—	—	21,941
Other comprehensive income, net of taxes	—		—	—	—	—	—	—	7,996	—	7,996
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,041)	—	—	(5,041)
Balance, June 30, 2021	(15,695)		46,964	10	470	—	105,904	605,790	(5,571)	(225,751)	480,842
Purchases of treasury stock	(102)		—	—	—	—	—	—	—	(1,364)	(1,364)
Share-based compensation	—		—	—	—	—	1,478	—	—	—	1,478
Net income	—		—	—	—	—	—	20,183	—	—	20,183
Other comprehensive loss, net of taxes	—		—	—	—	—	—	—	(1,827)	—	(1,827)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,037)	—	—	(5,037)
Balance, September 30, 2021	(15,797)		46,964	10	$470	$—	$107,382	$620,936	$(7,398)	$(227,115)	$494,275

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2019	(14,069)		46,707	10	$467	$—	$96,036	$573,619	$20,364	$(196,585)	$493,901
Cumulative effect of change in accounting principle (ASU 2016-13)	—		—	—	—	—	—	(597)	597	—	—
Balance, January 1, 2020	(14,069)		46,707	10	$467	$—	$96,036	$573,022	$20,961	$(196,585)	$493,901
Vesting of performance share units	(25)	(1)	83	—	1	—	(1)	—	—	(646)	(646)
Grant and issue of stock award	—	(1)	1	—	—	—	30	—	—	—	30
Retirement of treasury shares	25	(1)	(25)	—	—	—	(646)	—	—	646	—
Purchases of treasury stock	(312)		—	—	—	—	—	—	—	(6,587)	(6,587)
Share-based compensation	—		—	—	—	—	1,691	—	—	—	1,691
Net income	—		—	—	—	—	—	20,067	—	—	20,067
Other comprehensive loss, net of taxes	—		—	—	—	—	—	—	(8,946)	—	(8,946)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,222)	—	—	(5,222)
Balance, March 31, 2020	(14,381)		46,766	10	468	—	97,110	587,867	12,015	(203,172)	494,288
Vesting of restricted stock units	(25)	(1)	65	—	—	—	—	—	—	(424)	(424)
Retirement of treasury shares	25	(1)	(25)	—	—	—	(424)	—	—	424	—
Purchases of treasury stock	(572)		—	—	—	—	—	—	—	(10,029)	(10,029)
Share-based compensation	—		—	—	—	—	3,082	—	—	—	3,082
Net income	—		—	—	—	—	—	19,882	—	—	19,882
Other comprehensive income, net of taxes	—		—	—	—	—	—	—	26,068	—	26,068
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,166)	—	—	(5,166)
Balance, June 30, 2020	(14,953)		46,806	10	468	—	99,768	602,583	38,083	(213,201)	527,701
Vesting of restricted stock units	(10)	(1)	25	—	—	—	—	—	—	(184)	(184)
Retirement of treasury shares	10	(1)	(10)	—	—	—	(184)	—	—	184	—
Purchases of treasury stock	(534)		—	—	—	—	—	—	—	(9,885)	(9,885)
Share-based compensation	—		—	—	—	—	1,854	—	—	—	1,854
Net loss	—		—	—	—	—	—	(3,169)	—	—	(3,169)
Other comprehensive loss, net of taxes	—		—	—	—	—	—	—	(36,421)	—	(36,421)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,133)	—	—	(5,133)
Balance, September 30, 2020	(15,487)		46,821	10	$468	$—	$101,438	$594,281	$1,662	$(223,086)	$474,763

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net cash provided by operating activities	$273,980	$173,545
Cash flows from investing activities:
Proceeds from sale of property and equipment	32	141
Purchases of property and equipment	(4,880)	(14,580)
Purchases of equity securities	(46,532)	(11,145)
Purchases of available-for-sale debt securities	(354,907)	(735,426)
Purchases of investment real estate, net	(7)	(6)
Proceeds from sales of equity securities	53,651	—
Proceeds from sales of available-for-sale debt securities	76,516	757,812
Proceeds from sales of investment real estate	2,591	—
Proceeds from sale of assets held for sale	8,856	—
Maturities of available-for-sale debt securities	70,095	115,543
Net cash provided by (used in) investing activities	(194,585)	112,339
Cash flows from financing activities:
Preferred stock dividend	(8)	(8)
Common stock dividend	(15,104)	(15,516)
Purchase of treasury stock	(1,609)	(26,501)
Payments related to tax withholding for share-based compensation	(784)	(1,253)
Repayment of debt	(1,103)	(1,103)
Net cash provided by (used in) financing activities	(18,608)	(44,381)
Cash and cash equivalents, and restricted cash and cash equivalents:
Net increase (decrease) during the period	60,787	241,503
Balance, beginning of period	179,871	184,744
Balance, end of period	$240,658	$426,247

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$224,822	$167,156
Restricted cash and cash equivalents (1)	15,836	12,715
Total cash and cash equivalents and restricted cash and cash equivalents	$240,658	$179,871
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
Universal Insurance Holdings, Inc. (“UIH”, and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”, and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance offered in 19 states as of September 30, 2021, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
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

3. Investments
Available-for-Sale Securities
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	September 30, 2021
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$37,291	$—	$102	$(277)	$37,116
Corporate bonds	640,855	(236)	1,435	(7,562)	634,492
Mortgage-backed and asset-backed securities	336,881	—	493	(3,620)	333,754
Municipal bonds	14,925	(1)	1	(244)	14,681
Redeemable preferred stock	9,090	(53)	90	(13)	9,114
Total	$1,039,042	$(290)	$2,121	$(11,716)	$1,029,157

	December 31, 2020
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$59,529	$—	$157	$(55)	$59,631
Corporate bonds	416,758	(148)	3,571	(337)	419,844
Mortgage-backed and asset-backed securities	319,377	—	1,175	(615)	319,937
Municipal bonds	11,990	—	138	—	12,128
Redeemable preferred stock	7,993	(38)	424	(58)	8,321
Total	$815,647	$(186)	$5,465	$(1,065)	$819,861

The following table provides the credit quality of available-for-sale debt securities as of the dates presented (dollars in thousands):

	September 30, 2021		December 31, 2020
Equivalent S&P Credit Ratings	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
AAA	$330,344	32.1%	$337,462	41.2%
AA	143,806	14.0%	89,681	10.9%
A	315,761	30.7%	230,290	28.1%
BBB	229,208	22.2%	160,662	19.6%
BB and Below	—	—%	233	—%
No Rating Available	10,038	1.0%	1,533	0.2%
Total	$1,029,157	100.0%	$819,861	100.0%

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

The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed Securities:
Agency	$149,850	$147,723	$153,937	$153,758
Non-agency	68,025	66,940	54,231	54,666
Asset-backed Securities:
Auto loan receivables	71,716	71,764	68,188	68,440
Credit card receivables	4,756	4,749	7,878	7,891
Other receivables	42,534	42,578	35,143	35,182
Total	$336,881	$333,754	$319,377	$319,937
The following tables summarize available-for-sale debt securities, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	September 30, 2021
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	5	$21,069	$(145)	2	$1,981	$(132)
Corporate bonds	216	304,464	(4,143)	7	12,896	(339)
Mortgage-backed and asset-backed securities	108	232,904	(3,425)	5	5,320	(195)
Municipal bonds	4	8,881	(199)	—	—	—
Redeemable preferred stock	1	498	(2)	—	—	—
Total	334	$567,816	$(7,914)	14	$20,197	$(666)

	December 31, 2020
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	8	$31,729	$(55)	—	$—	$—
Corporate bonds	27	28,791	(162)	—	—	—
Mortgage-backed and asset-backed securities	42	112,462	(615)	—	—	—
Municipal bonds	—	—	—	—	—	—
Redeemable preferred stock	2	688	(12)	—	—	—
Total	79	$173,670	$(844)	—	$—	$—

Unrealized losses on available-for-sale debt securities in the above table as of September 30, 2021 have not been recognized into income as credit losses because the issuers are of high credit quality (investment grade securities), management does not intend to sell and it is likely management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

The following table presents a reconciliation of the beginning and ending balances for expected credit losses on available-for-sale debt securities (in thousands):

	Corporate Bonds	Municipal Bonds	Redeemable Preferred Stock	Total
Balance, December 31, 2019	$—	$—	$—	$—
Cumulative effect adjustment as of January 1, 2020	665	—	126	791
Increase (decrease)	(517)	—	(88)	(605)
Balance, December 31, 2020	148	—	38	186
Increase (decrease)	88	1	15	104
Balance, September 30, 2021	$236	$1	$53	$290

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
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	September 30, 2021
	Amortized Cost	Fair Value
Due in one year or less	$31,202	$31,275
Due after one year through five years	609,963	606,996
Due after five years through ten years	370,677	363,943
Due after ten years	26,301	26,046
Perpetual maturity securities	899	897
Total	$1,039,042	$1,029,157

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

The following table provides certain information related to available-for-sale debt securities, equity securities and investment in real estate during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities (1)	$32,320	$773,673	$146,611	$873,355
Equity securities	$48,486	$—	$53,651	$—
Gross realized gains on sale of securities:
Available-for-sale debt securities (1)	$882	$53,893	$1,899	$54,779
Equity securities	$1,315	$—	$2,399	$—
Gross realized losses on sale of securities:
Available-for-sale debt securities (1)	$(192)	$(66)	$(1,656)	$(485)
Equity securities	$—	$—	$—	$—
Realized gains on sales of investment real estate (2)	$—	$—	$401	$—

(1)
In the third quarter of 2020, the Company took advantage of the market recovery and recognized $53.8 million of net realized gains on the sale of our available-for-sale debt securities that were in an unrealized gain position.

(2)	See the discussion below for “Investment Real Estate” sold.
The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Available-for-sale debt securities	$2,799	$4,394	$8,393	$16,425
Equity securities	544	583	1,787	1,732
Cash and cash equivalents (1)	2	49	28	935
Other (2)	274	268	809	782
Total investment income	3,619	5,294	11,017	19,874
Less: Investment expenses (3)	(822)	(737)	(2,376)	(2,304)
Net investment income	$2,797	$4,557	$8,641	$17,570

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Equity Securities
The following table provides the unrealized gains and losses recognized for the periods presented on equity securities still held at the end of the reported period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unrealized gains (losses) recognized during the reported period on equity securities still held at the end of the reported period	$(3,418)	$1,991	$(2,391)	$(2,162)

Assets Held for Sale as of September 30, 2021
During the second quarter of 2021, the Company committed to a plan to actively market the sale of a real estate property previously included in property and equipment, net. The real estate property is located in Pompano Beach, Florida. Proceeds from the sale are expected to exceed the property’s carrying value of $0.3 million and, accordingly, no impairment loss was recognized on the classification of this real estate property as held for sale.
During the first quarter of 2021, the Company committed to a plan to actively market an income-producing investment real estate property and classified the investment property to assets held for sale. On September 30, 2021, the Company completed the sale and received net cash proceeds of approximately $8.9 million and recognized a pre-tax gain of approximately $2.3 million that is included in net realized gains (losses) on investments in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2021.

Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2021	2020
Income Producing:
Investment real estate	$7,087	$14,685
Less: Accumulated depreciation	(1,153)	(1,699)
	5,934	12,986
Non-Income Producing:
Investment real estate	—	2,190
Investment real estate, net	$5,934	$15,176
During the first quarter of 2021, the Company completed the sale of a non-income producing investment real estate property. The Company received net cash proceeds of approximately $2.6 million and recognized a pre-tax gain of approximately $0.4 million that is included in net realized gains (losses) on investments in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2021.
Depreciation expense related to investment real estate for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense on investment real estate	$47	$103	$139	$311

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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of September 30, 2021			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services, Inc.	Moody’s Investors Service, Inc.	September 30, 2021	December 31, 2020
Florida Hurricane Catastrophe Fund (1)	n/a	n/a	n/a	$52,992	$121,298
Allianz Risk Transfer (Bermuda) Ltd.	A+	AA	Aa3	41,553	96,652
Allianz Risk Transfer	—	—	—	—	21,087
Renaissance Reinsurance Ltd.	—	—	—	—	18,285
Total (2)				$94,545	$257,322
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
The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended September 30,
	2021			2020
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$432,984	$410,621	$264,068	$409,418	$357,208	$347,207
Ceded	(124)	(145,967)	(76,487)	(3,062)	(123,017)	(108,730)
Net	$432,860	$264,654	$187,581	$406,356	$234,191	$238,477

	Nine Months Ended September 30,
	2021			2020
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,271,925	$1,178,801	$777,668	$1,148,656	$1,020,798	$682,896
Ceded	(585,413)	(414,670)	(278,903)	(497,263)	(339,408)	(158,026)
Net	$686,512	$764,131	$498,765	$651,393	$681,390	$524,870

The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid reinsurance premiums	$386,466	$215,723
Reinsurance recoverable on paid losses and LAE	$52,215	$40,895
Reinsurance recoverable on unpaid losses and LAE	82,720	119,522
Reinsurance recoverable	$134,935	$160,417

5. Insurance Operations
Deferred Policy Acquisition Costs
The Company defers certain costs in connection with written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
DPAC, beginning of period	$115,971	$103,527	$110,614	$91,882
Capitalized Costs	55,054	58,727	170,996	164,700
Amortization of DPAC	(57,046)	(50,959)	(167,631)	(145,287)
DPAC, end of period	$113,979	$111,295	$113,979	$111,295
Regulatory Requirements and Restrictions
The Insurance Entities are subject to regulations and standards of the Florida Office of Insurance Regulation (“FLOIR”). The Insurance Entities are also subject to regulations and standards of regulatory authorities in other states where they are licensed, although as Florida-domiciled insurers, their principal regulatory authority is the FLOIR. These standards and regulations require the Insurance Entities to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the Insurance Entities to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned funds of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by the Insurance Entities to their immediate parent company, Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida), without prior regulatory approval is limited by the provisions of the Florida Insurance Code. These dividends are referred to as “ordinary dividends.” However, if the dividend, together with other dividends paid within the preceding twelve months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.
In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of September 30, 2021, UPCIC and APPCIC currently are not able to pay any ordinary dividends. For the three and nine months ended September 30, 2021 and 2020, no dividends were paid from the Insurance Entities to PSI.
Effective July 1, 2021, the Florida Insurance Code requires a residential property insurance company to maintain statutory surplus as to policyholders of at least $15.0 million or ten percent of the insurer’s total liabilities, whichever is greater. As of December 31, 2020, this minimum requirement was the greater of $10.0 million or ten percent of the insurer’s total liabilities. The following table presents the amount of capital and surplus calculated in accordance with statutory accounting principles, which differ from U.S. GAAP, and an amount representing ten percent of total liabilities for each of the Insurance Entities as of the dates presented (in thousands):

	September 30, 2021	December 31, 2020
Statutory capital and surplus
UPCIC (1) (2)	$363,465	$360,707
APPCIC	$16,417	$12,918
Ten percent of total liabilities
UPCIC	$129,593	$98,682
APPCIC	$7,365	$1,793

(1)
As of the dates in the table above, statutory capital and surplus for UPCIC includes a $77 million capital contribution funded in February 2021 by UIH through PSI, the Insurance Entities’ parent company, which the FLOIR permitted to be included in the statutory capital and surplus at December 31, 2020 under statutory accounting principles. This contribution was not recognized on a U.S. GAAP basis at December 31, 2020.

(2)
As of the dates in the table above, statutory capital and surplus for UPCIC includes a $20 million Subordinated Surplus Debenture funded in October 2021 by UIH through PSI, the Insurance Entities’ parent company, which the FLOIR permitted to be included in UPCIC’s statutory capital and surplus at September 30, 2021 under statutory accounting principles. This contribution was not recognized on a U.S. GAAP basis at September 30, 2021.

As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement.

The Insurance Entities also met the capitalization requirements of the other states in which they were licensed as of September 30, 2021. The Insurance Entities are also required to adhere to prescribed premium-to-capital surplus ratios and each met those requirements at such dates.
Through PSI, UIH recorded contributions for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Capital contributions - UPCIC	$15,000	$44,000	$92,000	$74,000
The following table summarizes combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Combined net income (loss)	$(22,903)	$(41,436)	$(21,723)	$(37,034)
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	September 30, 2021	December 31, 2020
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,484	$3,550

6. Liability for Unpaid Losses and Loss Adjustment Expenses
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$278,658	$147,659	$322,465	$267,760
Less: Reinsurance recoverable	(113,157)	(26,107)	(119,522)	(123,221)
Net balance at beginning of period	165,501	121,552	202,943	144,539
Incurred related to:
Current year	176,092	208,392	480,782	489,966
Prior years	11,489	30,085	17,983	34,904
Total incurred	187,581	238,477	498,765	524,870
Paid related to:
Current year	180,473	172,977	386,302	355,479
Prior years	42,841	43,661	185,638	170,539
Total paid	223,314	216,638	571,940	526,018
Net balance at end of period	129,768	143,391	129,768	143,391
Plus: Reinsurance recoverable	82,720	59,329	82,720	59,329
Balance at end of period	$212,488	$202,720	$212,488	$202,720

During the three months ended September 30, 2021, there was adverse prior years’ reserve development of $87.9 million gross, less $76.4 million ceded, resulting in $11.5 million net development. The direct and net prior years’ reserve development for the quarter ended September 30, 2021 was principally due to a direct increase in the ultimate losses for hurricanes of $81.7 million offset by ceded hurricane losses of $76.4 million resulting in net unfavorable development of $5.3 million. Direct losses increased for Hurricanes Irma and Sally. Excluding hurricanes, there was $6.2 million of direct and net prior years’ reserve development for the quarter ended September 30, 2021. This development, primarily from the 2019 and prior accident years, resulted from settlements on litigated claims exceeding prior estimated amounts.

During the three months ended September 30, 2020, there was adverse prior years’ reserve development of $136.7 million gross, less $106.7 million ceded, resulting in $30.1 million net development. The net prior years’ reserve development for the quarter ended September 30, 2020 was principally due to increased ultimate losses and LAE for Hurricane Irma not recoverable from the Florida Hurricane Catastrophe Fund (”FHCF”) and increased prior years’ companion claims in the run-up to the expiration of the statutory limitations period for filing Hurricane Irma claims.

During the nine months ended September 30, 2021, there was adverse prior years’ reserve development of $296.9 million gross, less $278.9 million ceded, resulting in $18.0 million net development. The direct and net prior year reserve development for the nine months ended September 30, 2021 was principally due to a direct increase in the ultimate losses for several hurricanes of $282.9 million, offset by ceded hurricane losses of $278.9 million, resulting in net unfavorable reserve development of $4.0 million. Direct losses increased for Hurricanes Irma, Sally, Michael and Matthew. Excluding hurricanes, there was $14.0 million of direct and net prior years’ reserve development for the nine months ended September 30, 2021. This development, primarily from the 2019 and prior accident years, resulted from settlements on litigated claims exceeding prior estimated amounts.

During the nine months ended September 30, 2020, there was adverse prior years’ reserve development of $190.8 million gross, less $155.9 million ceded, resulting in $34.9 million net unfavorable development. The direct and net prior years’ reserve development for the nine months ended September 30, 2020 was principally due to increased ultimate losses and LAE for Hurricane Irma not recoverable from the FHCF and increased prior years’ companion claims in the run-up to the expiration of the statutory limitations period for Hurricane Irma.

With respect to hurricanes occurring prior to July 1, 2020, Florida law barred new, supplemental or reopened claims for losses caused by the perils of windstorms or hurricanes unless notice was provided within three years of the event. In September 2020, the three-year period following Hurricane Irma expired. The Company continues to adjust and settle Hurricane Irma claims that were reported prior to the expiration of the three-year period. Effective July 1, 2021, the Florida legislature amended the law to require a new or reopened claim, whether or not attributable to a hurricane, to be filed within two years of the date of loss.

7. Debt
Surplus Note
Consists of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2021	2020
Surplus note	$7,353	$8,456
In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program. The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. Principal and interest are paid periodically pursuant to terms of the surplus note. UPCIC was in compliance with the terms of the surplus note as of September 30, 2021.
Unsecured Revolving Loan
In August 2021, the Company entered into a credit agreement and related revolving loan (“Revolving Loan”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). The Revolving Loan makes available to the Company an unsecured revolving credit facility with an aggregate commitment not to exceed $35.0 million and carries an interest rate of prime rate plus a margin of 2%. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings under the Revolving Loan mature 364 days after the date of the loan.
The Revolving Loan contains customary financial covenants. As of September 30, 2021, the Company was in compliance with all applicable covenants, including financial covenants. The Company has not drawn any amount under the Revolving Loan as of September 30, 2021.

8. Stockholders’ Equity

From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares			Average
			Repurchased During the		Aggregate	Price Per
		Dollar Amount	Nine Months Ended September 30,		Purchase	Share
Date Authorized	Expiration Date	Authorized	2021	2020	Price	Repurchased	Plan Completed
November 3, 2020	November 3, 2022	$20,000	116,886	—	$1,609	$13.77
November 6, 2019	December 31, 2021	$40,000	—	1,418,087	$26,501	$18.69	November 2020
See the “Condensed Consolidated Statements of Stockholders’ Equity” for a roll-forward of treasury shares.

9. Income Taxes
During the three months ended September 30, 2021 , the Company recorded approximately $6.3 million of income tax expense compared to $0.6 million of income tax benefit for the three months ended September 30, 2020. The effective tax rate (“ETR”) for the three months ended September 30, 2021 was 23.7% compared to a 16.4% ETR for the same period in 2020.
During the nine months ended September 30, 2021 and 2020, the Company recorded approximately $24.3 million and $14.5 million of income tax expense, respectively. The ETR for the nine months ended September 30, 2021 was 26.2% compared to a 28.2% ETR for the same period in 2020.
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
The Company’s income tax provision reflects an estimated annual ETR of 26.9% for 2021, calculated before the impact of discrete items. The effect of reporting discrete items through September 30, 2021 amounts to an increase to the annual estimated ETR of 10 basis points, resulting in a total annual estimated ETR of 27.0%. The annual estimated ETR includes a federal income tax rate of 21% and a state income tax rate, net of federal benefit, of 2.4%.
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
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. As of September 30, 2021, the Company’s 2017 through 2019 tax years are still subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdictions.

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
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted EPS computations for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator for EPS:
Net income (loss)	$20,183	$(3,169)	$68,532	$36,780
Less: Preferred stock dividends	(3)	(3)	(8)	(8)
Income (loss) available to common stockholders	$20,180	$(3,172)	$68,524	$36,772
Denominator for EPS:
Weighted average common shares outstanding	31,247	31,659	31,232	32,116
Plus: Assumed conversion of share-based compensation (1)	65	—	45	61
Assumed conversion of preferred stock	25	—	25	25
Weighted average diluted common shares outstanding	31,337	31,659	31,302	32,202
Basic earnings (loss) per common share	$0.65	$(0.10)	$2.19	$1.14
Diluted earnings (loss) per common share	$0.64	$(0.10)	$2.19	$1.14

(1)	Represents the dilutive effect of unexercised stock options, unvested performance share units, unvested restricted stock units and unvested restricted stock.

11. Other Comprehensive Income (Loss)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended September 30,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(1,635)	$(334)	$(1,301)	$5,518	$1,359	$4,159
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	(690)	(164)	(526)	(53,827)	(13,247)	(40,580)
Other comprehensive income (loss)	$(2,325)	$(498)	$(1,827)	$(48,309)	$(11,888)	$(36,421)

	Nine Months Ended September 30,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(13,796)	$(3,241)	$(10,555)	$28,953	$7,320	$21,633
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	(243)	(57)	(186)	(54,294)	(13,362)	(40,932)
Other comprehensive income (loss)	(14,039)	(3,298)	(10,741)	(25,341)	(6,042)	(19,299)
Reclassification adjustment to retained earnings (1)	—	—	—	791	194	597
Change in accumulated other comprehensive income (loss)	$(14,039)	$(3,298)	$(10,741)	$(24,550)	$(5,848)	$(18,702)

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

The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unrealized gains (losses) on available-for-sale debt securities
	$690	$53,827	$243	$54,294	Net realized gains (losses) on sale of securities
	(164)	(13,247)	(57)	(13,362)	Income taxes
Total reclassification for the period	$526	$40,580	$186	$40,932	Net of tax

12. Commitments and Contingencies
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The majority of the Company’s reinsurance commitments run from June 1st of the current year to May 31st of the following year. Some of the Company’s reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1st to May 31st contract period are recorded as “Reinsurance Payable, net” in the Condensed Consolidated Balance Sheet. Effective March 26, 2021, UPCIC entered into a three-year reinsurance agreement with Cosaint Re Pte. Ltd., a reinsurance entity incorporated in Singapore that correspondingly issued notes in a Rule 144A offering to raise proceeds to collateralize its obligations under this agreement. Amounts payable for coverage for the first year of the reinsurance agreement with Cosaint Re Pte. Ltd. are also recorded as “Reinsurance Payable, net.” Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $94.3 million in 2022; (2) $138.2 million in 2023 and (3) $72.1 million in 2024.
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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	September 30, 2021
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$37,116	$—	$37,116
Corporate bonds	—	634,492	—	634,492
Mortgage-backed and asset-backed securities	—	333,754	—	333,754
Municipal bonds	—	14,681	—	14,681
Redeemable preferred stock	—	9,114	—	9,114
Equity Securities:
Common stock	5,842	—	—	5,842
Mutual funds and other	71,257	—	—	71,257
Total assets accounted for at fair value	$77,099	$1,029,157	$—	$1,106,256

	Fair Value Measurements
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$59,631	$—	$59,631
Corporate bonds	—	419,844	—	419,844
Mortgage-backed and asset-backed securities	—	319,937	—	319,937
Municipal bonds	—	12,128	—	12,128
Redeemable preferred stock	—	8,321	—	8,321
Equity Securities:
Common stock	2,435	—	—	2,435
Mutual funds	82,452	—	—	82,452
Total assets accounted for at fair value	$84,887	$819,861	$—	$904,748
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
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	(Level 3) Estimated Fair Value	Carrying Value	(Level 3) Estimated Fair Value
Liabilities (debt):
Surplus note	$7,353	$7,074	$8,456	$8,291
Level 3
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
The following table presents, on a consolidated basis, the balance sheet classification and exposure of restricted cash held in a reinsurance trust account, which can be used only to settle specific reinsurance obligations of the VIE as of the dates presented (in thousands):

	September 30, 2021	December 31, 2020
Restricted cash and cash equivalents	$13,200	$10,100

15. Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of September 30, 2021.

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

OVERVIEW
We are a vertically integrated holding company offering property and casualty insurance and value-added insurance services. We develop, market and underwrite insurance products for consumers predominantly in the personal residential homeowners’ line of business and perform substantially all other insurance-related services for our primary insurance entities, including risk management, claims management, and distribution. Our primary insurance entities, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), offer insurance products through both our appointed independent agent network and our online distribution channels across 19 states (primarily in Florida), with licenses to write insurance in two additional states. The Insurance Entities seek to produce an underwriting profit (defined as earned premium minus losses, loss adjustment expense (“LAE”), policy acquisition costs and other operating costs) over the long term; maintain a conservative balance sheet to prepare for years in which the Insurance Entities are not able to achieve an underwriting profit; and generate investment income on assets.
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
Trends
Business Trends
We are currently working through a cycle to improve long-term rate adequacy and earnings for the Insurance Entities by increasing rates and managing exposures, while taking advantage of what we believe to be opportunities in a dislocated market. The Florida personal lines homeowners’ market currently can be characterized as a “hard market”, where insurance premium rates are escalating, insurers are reducing coverages, and underwriting standards are tightening as insurers closely monitor insurance rates and manage coverage capacity. Reinsurance capacity has also been subject to less favorable pricing or terms. These market forces decrease competition among admitted insurers, and ultimately result in the increased use of Florida’s Citizens Property Insurance Corporation (“Citizens”), which was created to be the State’s residual property insurance market. In recent years, in response to adverse behaviors and conditions in the Florida residential market, most admitted market competitors have sought and often received approval for significant rate increases. Meanwhile, Citizens’ rate increases are limited by law, resulting in its policies, in a hard market, becoming priced lower than admitted market policies. This causes Citizens to become viewed as a desirable alternative to the admitted market as admitted market insurers manage through the hard market challenges. Our Insurance Entities likewise have taken and continue to take action to manage through this hard market by increasing rates and prudently managing exposures while also maintaining their competitive position in the market and supporting our current policyholders and agents.
While addressing rate adequacy for the Insurance Entities, we continue to experience inflated costs for losses and LAE in the Florida market, where an industry has developed around the solicitation, filing and litigation of personal residential claims. These behaviors are a chief contributing factor for the rate increases in this market. These behaviors result in a pattern of continued increases in year-over-year levels of represented claims, the inflation of purported claim amounts, and increased demands for attorneys’ fees. Active solicitation of personal residential claims in Florida by policyholder representatives, remediation companies and repair companies has led to an increase in the frequency and severity of personal residential claims in Florida exceeding historical levels and levels seen in other jurisdictions. Information prepared by the Florida Office of Insurance Regulation also shows that claims in Florida are litigated at a substantially disproportionate rate when compared to other states. This is largely due to a Florida statute providing a one-way right of attorneys’ fees against insurers which has, when coupled with certain other statutes and judicial rulings, produced a legal environment in Florida that encourages litigation, in many cases without regard to the underlying merits of the claims. The one-way right to attorneys’ fees essentially means that unless an insurer’s position is entirely upheld in litigation, the insurer must pay the plaintiff’s attorneys’ fees in addition to its own defense costs. This affects not only claims that are litigated to resolution, but also the settlement discussions that take place with nearly all litigated claims. This one-way right to attorney fees creates a nearly risk-free environment, and incentive, for attorneys to pursue litigation against insurers. The result has been a substantial increase in represented and litigated claims in Florida, far outpacing levels experienced in other states.

In April 2021, the Florida legislature passed a bill intending to curtail the adverse claim trends impacting the Florida homeowners’ insurance market. Most provisions of the bill went into effect on July 1, 2021. Among its provisions, the bill creates a new pre-suit notice requirement wherein an insured must make a formal monetary demand of a residential property insurer before commencing suit. The Company has established an internal team to review and respond to these pre-suit demands in a further effort to resolve disputes before litigation ensues. Another provision of the new law reduces the time period in which to file a new or reopened claim to two years following the date of loss. Other changes include attempting to curtail the solicitation of certain roof claims and to limit referral fees in connection with certain types of claims. Opponents of the reforms have challenged certain parts of the new law, including obtaining an injunction against provisions that limit the solicitation of roof claims. In light of the recent enactment of these reforms and the litigation that has ensued, it is premature to assess whether the reforms will have their intended effect. Whether these changes are beneficial to consumers, insurers, insurance company holding systems or the residential property insurance market as a whole may not be fully known for some time.

Impact of the COVID-19 Pandemic
Subsequent to March 2020, nearly all aspects of our business have been, and continue to be, conducted remotely. We have not seen a material impact from the COVID-19 pandemic on our business, our financial position, our liquidity, or our ability to service our policyholders and maintain consistent operations. We continue to monitor local, state and federal guidance and will adjust workforce activities as appropriate. Although we have not experienced an adverse material impact from the COVID-19 pandemic, the ultimate impact of the pandemic on our business and on the economy in general cannot be predicted.
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
Debt-to-Equity Ratio ― debt divided by stockholders’ equity. This ratio helps management measure the amount of financing leverage in place in relation to equity and future leverage capacity.
Debt-to-Total Capital Ratio ― debt divided by the sum of total stockholders’ equity and debt (often referred to as total capital resources). This ratio helps management measure the amount of financing leverage in place (long-term debt) in relation to total capital resources and future leverage capacity.
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
•All States first event tower extends to $3.386 billion with no co-participation in any of the layers and no limitation on loss adjustment expenses for the non-catastrophe bond Cosaint Re Pte. Ltd. traditional reinsurance while maintaining the same favorable historical deposit premium payment schedules.
•Assuming a first event completely exhausts the $3.386 billion tower, the second event exhaustion point would be $1.101 billion.
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
•For the FHCF Reimbursement Contracts effective June 1, 2021, UPCIC has continued the election of the 90% coverage level. We estimate the total mandatory FHCF layer will provide approximately $1.985 billion of coverage for UPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.
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
•All States first event tower of $38.2 million with no co-participation in any of the layers and no limitation on loss adjustment expenses while maintaining the same favorable historical deposit premium payment schedules.
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
•For the FHCF Reimbursement Contracts effective June 1, 2021, APPCIC has continued the election of the 90% coverage level. We estimate the total mandatory FHCF layer will provide approximately $18.6 million of coverage for APPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.

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
The total cost of the 2021-2022 reinsurance programs for UPCIC and APPCIC, excluding internal reinsurance discussed above, is projected to be $584 million, representing approximately 33.7% of estimated direct premium earned for the 12-month treaty period.

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
Financial and Business Highlights
Third quarter of fiscal 2021 results of operations comparisons are to third quarter of fiscal 2020 (unless otherwise specified).
•Direct premiums written overall grew by $23.6 million, or 5.8%, to $433.0 million.
•Policies in force decreased by 9,430, or 1.0%, to 967,821 at September 30, 2021 from 977,251 at June 30, 2021.
•In Florida, direct premiums written grew by $19.9 million, or 5.9%, and in our other states, direct premiums written grew by $3.7 million, or 4.9% during the third quarter.
•Premiums earned, net, grew by $30.5 million, or 13.0%, to $264.7 million during the third quarter.
•FLOIR approved an overall 14.9% rate increase in September 2021 for UPCIC on Florida personal residential homeowners’ line of business, effective September 2021 for new business and November 2021 for renewals.
•Net investment income was $2.8 million compared to $4.6 million in the third quarter of 2020.
•Total revenues decreased by $24.4 million, or 7.8%, to $287.3 million.
•Net loss and LAE ratio decreased to 70.9% during the third quarter of 2021 compared to 101.8% during the third quarter of 2020.
•Diluted earnings per common share (“EPS”) was $0.64 compared to a loss of $0.10 in the prior period.
•Weighted average diluted common shares outstanding were lower by 1.0% to 31.3 million shares compared to 31.7 million shares.
•Book value per share increased by $0.49, or 3.2%, to $15.86 at September 30, 2021 from $15.37 at June 30, 2021.
•Declared and paid dividends of $5.0 million, or $0.16 per common share, in the third quarter of 2021.
•Contributed $15 million of capital to UPCIC during the third quarter of 2021 to support insurance operations.

•Entered into a committed, unsecured $35 million revolving credit line with JP Morgan Chase.

Results of Operations — Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Net income was $20.2 million for the three months ended September 30, 2021, compared to net loss of $3.2 million for the same period in 2020. Weighted average diluted common shares outstanding for the three months ended September 30, 2021 were lower by 1.0% to 31.3 million shares from 31.7 million shares for the same period of the prior year. Diluted EPS for the three months ended September 30, 2021 was $0.64 compared to a loss of $0.10 for the same period in 2020. Benefiting the quarter were increases in premiums earned, net, an increase in commission revenue, and a decrease in operating costs and expenses, partially offset by a decrease in net investment income, and a decrease in both the realized and unrealized gains and losses. Direct premium earned and premiums earned, net were up 15.0% and 13.0%, respectively, due to premium growth in 17 of the 19 states in which we are licensed and writing during the past 12 months as a result of rate increases implemented during 2020 and 2021, partially offset by higher costs for reinsurance flowing through to premiums earned, net. The net loss and LAE ratio was 70.9% for the three months ended September 30, 2021, compared to 101.8% for the same period in 2020 reflecting lower prior years’ reserve development and a decrease in excess weather events beyond those expected, partially offset by higher core net losses. As a result of the above and further explained below, the combined ratio for the three months ended September 30, 2021 was 98.6% compared to 134.7% for the three months ended September 30, 2020. See “Overview - Trends” for a discussion of the business trends, and the impact of the COVID-19 pandemic.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Three Months Ended September 30,		Change
	2021	2020	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$432,984	$409,418	$23,566	5.8%
Change in unearned premium	(22,363)	(52,210)	29,847	(57.2)%
Direct premium earned	410,621	357,208	53,413	15.0%
Ceded premium earned	(145,967)	(123,017)	(22,950)	18.7%
Premiums earned, net	264,654	234,191	30,463	13.0%
Net investment income	2,797	4,557	(1,760)	(38.6)%
Net realized gains (losses) on investments	4,319	53,827	(49,508)	(92.0)%
Net change in unrealized gains (losses) of equity securities	(3,759)	1,991	(5,750)	NM
Commission revenue	11,418	8,997	2,421	26.9%
Policy fees	5,859	6,167	(308)	(5.0)%
Other revenue	1,966	1,935	31	1.6%
Total premiums earned and other revenues	287,254	311,665	(24,411)	(7.8)%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	187,581	238,477	(50,896)	(21.3)%
General and administrative expenses	73,209	76,980	(3,771)	(4.9)%
Total operating costs and expenses	260,790	315,457	(54,667)	(17.3)%
INCOME (LOSS) BEFORE INCOME TAXES	26,464	(3,792)	30,256	NM
Income tax expense (benefit)	6,281	(623)	6,904	NM
NET INCOME (LOSS)	$20,183	$(3,169)	$23,352	NM
Other comprehensive income (loss), net of taxes	(1,827)	(36,421)	34,594	(95.0)%
COMPREHENSIVE INCOME (LOSS)	$18,356	$(39,590)	$57,946	NM
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$0.64	$(0.10)	$0.74	NM
Weighted average diluted common shares outstanding	31,337	31,659	(322)	(1.0)%

NM – Not Meaningful
Direct premiums written increased by $23.6 million, or 5.8%, for the quarter ended September 30, 2021, driven by growth within our Florida business of $19.9 million, or 5.9%, and growth in our other states business of $3.7 million, or 4.9%, as compared to the same period of the prior year. Rate increases approved in 2020 and 2021 for Florida and for certain other states were the principal driver of higher written premiums while there was a lower level of new policies compared to the same period of the prior year. A summary of the recent rate increases which are driving increases in written premium are as follows:

•In May 2020, the FLOIR approved an overall 12.4% rate increase for UPCIC on Florida personal residential homeowners’ line of business, effective May 2020 for new business and July 2020 for renewals.
•In December 2020, the FLOIR approved an overall 7.0% rate increase for UPCIC on Florida personal residential homeowners’ line of business, effective December 2020 for new business and March 2021 for renewals.
•In September 2021, the FLOIR approved an overall 14.9% rate increase for UPCIC on Florida personal residential homeowners’ line of business, effective September 2021 for new business and November 2021 for renewals.
•In addition, during the past year, rate increases for UPCIC were approved in Georgia, Indiana, Minnesota, North Carolina, and Pennsylvania.
These rate increases are applied on new business submissions and renewals from the effective date of their renewal and then are earned subsequently over the policy period. The recent rate increases in Florida are in response to rising claim costs driven by higher costs of material and labor associated with claims, the cost of weather events, the rising cost of catastrophe and other reinsurance protecting policyholders and, more importantly, the impact of “social inflation” on claims as claim settlements more frequently involve litigation.
During 2021, management continued efforts to prudently manage policy counts and exposures and implemented new measures intended to slow the growth of written premiums relating to new business while the above rate increases take effect, compared to prior years. Reduced new business writings, when coupled with natural attrition among policies and selected policy non-renewals, has resulted in a decrease in policies in force of 9,430, or 1.0%, from 977,251 at June 30, 2021 to 967,821 at September 30, 2021. During the third quarter of 2021, the number of policies in force declined in 11 out of the 19 states that the Insurance Entities write in as a result of management’s actions. We actively wrote policies in 19 states during third quarter of 2021 compared to 18 states at September 30, 2020. In addition, we are authorized to do business in Tennessee and Wisconsin and are proceeding with product filings in those states. At September 30, 2021, policies in force increased 2,359 policies, or 0.2%, premium in force increased $189.6 million, or 13.0%, and total insured value increased $28.5 billion, or 9.8%, compared to September 30, 2020.
The following table provides direct premiums written for Florida and Other States for the three months ended September 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended
	September 30, 2021		September 30, 2020		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$354,799	81.9%	$334,916	81.8%	$19,883	5.9%
Other states	78,185	18.1%	74,502	18.2%	3,683	4.9%
Total	$432,984	100.0%	$409,418	100.0%	$23,566	5.8%

We seek to grow and generate long-term rate adequate premium in each state where we offer policies. Our diversification strategy seeks to increase business outside of Florida and to improve geographical distribution within Florida. Premium growth outside Florida is a measure monitored by management in its efforts to meet that objective.
Direct premium earned increased by $53.4 million, or 15.0%, for the quarter ended September 30, 2021, reflecting the earning of premiums written over the past 12 months including positive changes in rates and changes in policies in force during that time.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents amounts paid to reinsurers for this protection and is a cost which reduces net written and net earned premiums. Ceded premium earned increased $23.0 million, or 18.7%, for the quarter ended September 30, 2021, as compared to the same period of the prior year. The increase in reinsurance costs reflects an increase in costs associated with the increase in exposures we insure, increased pricing when compared to the expired reinsurance program and differences in the structure and design of the respective programs. Reinsurance costs, as a percentage of direct premium earned, increased from 34.4% for the three months ended September 30, 2020 to 35.5% for the three months ended September 30, 2021, primarily due to the general increase in the pricing of reinsurance which generally takes effect prior to primary rate increases. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period which typically runs from June 1st to May 31st.. See the discussion above for the Insurance Entities’ 2021-2022 reinsurance programs and “Item 1—Note 4 (Reinsurance).”
Premiums earned, net of ceded premium earned, grew by 13.0%, or $30.5 million, to $264.7 million for the three months ended September 30, 2021, reflecting an increase in direct premium earned offset by increased costs for reinsurance.
Net investment income was $2.8 million for the three months ended September 30, 2021, compared to $4.6 million for the same period in 2020, a decrease of $1.8 million, or 38.6%. This decrease is largely attributable to significantly lower yields on the reinvested portfolio following the sale and the realization of gains in the third and fourth quarters of 2020 of a majority of available-for-sale debt securities in the portfolio that were in an unrealized gain position.
Market rates in the second half of 2020 were considerably lower than the book yields of the portfolio prior to the sale, and we expect the trend in lower interest income to continue, as long as we compare current yields to yields in the portfolio before it was sold in 2020. Additionally, income from cash investing was down in the third quarter of 2021 compared to the same period of the prior year due to significantly lower yields on cash sweep and short-term cash investing. Total invested assets were $1,112.4 million as of September 30, 2021 compared to $919.9 million as of December 31, 2020. The increase is attributable to the reinvestment of investment returns and $175 million in additional contributions to the investment portfolio from excess cash. Cash and cash equivalents were $224.8 million at September 30, 2021 compared to $167.2 million at December 31, 2020, an increase of 34.5%. This increase is the result of maintaining higher cash balances to support upcoming reinsurance premium payments in October and December 2021. Cash and cash equivalents are invested short term until needed to settle loss and LAE payments, reinsurance premium payments and operating cash needs or until they are deployed by our investment advisors.
Yields from cash and cash equivalents, short-term investments and the available-for-sale debt portfolio are dependent on the composition of the portfolio, future market forces, monetary policy and interest rate policy from the Federal Reserve. The Federal Reserve has broadly been maintaining lower interest rates, which has impacted the effective yields on newly purchased available-for-sale securities and overnight cash purchases and short-term investments. The overall trend has been lower interest rates on new purchases of securities over the past year and lower returns on cash and cash equivalents and short-term investments. As discussed above, due to the significant sale of securities during the third and fourth quarters of 2020, it is expected that future portfolio returns will reflect lower book yields based on current market conditions.
We sell investments, including securities, from our investment portfolio from time to time to meet our investment objectives or take advantage of market opportunities. During the three months ended September 30, 2021, sales of available-for-sale debt securities resulted in net realized gain of $0.7 million, sales of equity securities resulted in net realized gain of $1.3 million, and the sale of an investment real estate property which was classified as assets held for sale in the first quarter of 2021 resulted in a realized gain of $2.3 million generating total net realized gains of $4.3 million during the quarter. During the three months ended September 30, 2020, sales of available-for-sale debt securities resulted in net realized gains of $53.8 million. In 2020, we took the opportunity to realize the increase in fair value of available-for-sale debt securities to increase the statutory surplus of UPCIC. See “Item 1—Note 3 (Investments).”
There was a $3.8 million net unrealized loss in equity securities during the three months ended September 30, 2021 compared to a $2.0 million net unrealized gain in equity securities during the three months ended September 30, 2020. Net change in unrealized gains or losses reflected on the income statement are the result of changes in the fair market value of our equity securities during the period for securities still held at the end of the reported period and the reversal of unrealized gains or losses for securities sold during the period. See “Item 1—Note 3 (Investments).”
Commission revenue is comprised principally of brokerage commissions we earn from third-party reinsurers (excluding the FHCF) on reinsurance placed for the Insurance Entities. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the three months ended September 30, 2021, commission revenue was $11.4 million, compared to $9.0 million for the three months ended September 30, 2020. The increase in commission revenue of $2.4 million, or 26.9%, for the three months ended September 30, 2021 was primarily due to increased commissions from third-party reinsurers earned on increased reinsurance premiums which is attributable to growth in our exposures, as well as the difference in pricing and structure associated with our reinsurance program when compared to the prior year.
Policy fees were $5.9 million for the three months ended September 30, 2021 compared to $6.2 million for the same period in 2020. The decrease of $0.3 million, or 5.0% was the result of a decrease in the total combined number of new and renewal policies written during the three months ended September 30, 2021 compared to the same period in 2020 in states where we are permitted to charge this fee.

The following table presents losses and LAE incurred on a direct, ceded and net basis expressed in dollars and as a percent of the respective amounts of premiums earned. These amounts are further categorized as i) core losses, ii) weather events for the current accident year and iii) prior years’ reserve development (dollars in thousands):

	Three Months Ended September 30, 2021
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$410,621		$145,967		$264,654

Loss and loss adjustment expenses:
Core losses	$176,161	42.9%	$69	—%	$176,092	66.5%
Weather events*	—	—%	—	—%	—	—%
Prior years’ reserve development	87,907	21.4%	76,418	52.4%	11,489	4.4%
Total losses and loss adjustment expenses	$264,068	64.3%	$76,487	52.4%	$187,581	70.9%

*Includes only current year weather events beyond those expected.

	Three Months Ended September 30, 2020
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$357,208		$123,017		$234,191

Loss and loss adjustment expenses:
Core losses	$140,470	39.3%	$78	0.1%	$140,392	59.9%
Weather events*	70,000	19.6%	2,000	1.6%	68,000	29.0%
Prior years’ reserve development	136,737	38.3%	106,652	86.7%	30,085	12.9%
Total losses and loss adjustment expenses	$347,207	97.2%	$108,730	88.4%	$238,477	101.8%

*Includes only current year weather events beyond those expected.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.
Management looks at losses and LAE in three areas, as described below and represented in the tables above, each of which has different drivers that impact reported results. As a result, these components of losses and LAE are described separately. Overall losses and LAE, net of reinsurance recoveries, were $187.6 million resulting in a 70.9% net loss and LAE ratio for the quarter ended September 30, 2021. This compares to $238.5 million resulting in a 101.8% net loss and LAE ratio for the quarter ended September 30, 2020. Increased ceded premiums also impact the ratio calculations such that the net loss and LAE ratio for the three months ended September 30, 2021 also reflects higher relative reinsurance costs compared to the same period in 2020 which contributed an overall increase of 1.2 percentage points to the net loss and LAE ratio. See the discussion above for the Insurance Entities’ 2021-2022 reinsurance programs and “Item 1 — Note 4 (Reinsurance).”

The factors impacting losses and LAE are as follows:

•Core losses
◦Our core losses consist of all losses and LAE for the current year excluding both weather events for the current year beyond those anticipated in our regular accrual process and prior years’ reserve development. Core losses were 42.9% of direct premium earned for the quarter ended September 30, 2021 compared to 39.3% for the same period in 2020. These losses and loss ratios benefit from the potential profits generated through the management of claims by our claims adjusting affiliate, including claim fees ceded to reinsurers, which are described below, reducing core losses. The core loss ratio for 2020 and 2021 reflects actions taken by management to increase its loss pick to accrue for current accident year reserves. Core losses also increase as premium volume increases year over year. Although the Insurance Entities received rate increases in Florida and certain other states, management has elected not to decrease the core loss ratio compared to the prior year but to increase it and to monitor results until management sees loss costs stabilize in Florida and certain other states. During 2021, management increased the core loss ratio in the second quarter of 2021 by one loss ratio point and then in the third quarter of 2021 by an additional one loss ratio point. These increases made during 2021 were retroactive to January 1, 2021 in both cases. The increase in the core loss ratio during the quarter resulted in an increase of $15.9 million in losses and LAE which, when combined with the $7.7 million recorded in the first half of 2021, effectively increases the current accident year loss pick by 2 loss ratio points to 42% through September 30, 2021. This increase reflects recent and ongoing trends in weather-related claims as well as the continuing prevalence of solicited, represented, and litigated claims in Florida resulting in increased claims frequencies, losses and loss adjustment expenses.

•Weather events beyond those expected
◦There were no weather events beyond those expected and included in the core losses during the quarter ended September 30, 2021.
◦During the quarter ended September 30, 2020, there were two hurricanes, Sally and Isaias, and a number of weather events which in the aggregate exceeded core loss ratio expectations. Our initial estimates on Hurricane Sally were gross losses of $45 million and net losses of $43 million after reinsurance. Hurricane Isaias and the other weather events beyond those expected totaled $25 million on a direct and net basis as these events do not benefit from our reinsurance program due to losses being below our attachment point.
•Prior years’ reserve development
◦Two drivers influence the amounts recorded as prior years’ reserve development, namely: (i) changes to prior estimates of direct and net ultimate losses on prior accident years excluding major hurricanes and (ii) changes to prior estimates of direct and net ultimate losses on hurricanes.
▪During the quarter ended September 30, 2021, prior years’ reserve development totaled $87.9 million of direct losses and $11.5 million of net unfavorable loss development after the benefit of reinsurance.

•For hurricanes, prior years’ reserve development for the quarter ended September 30, 2021 was the result of a direct increase in the ultimate losses of $81.7 million offset by ceded hurricane losses of $76.4 million resulting in net unfavorable development of $5.3 million. Direct losses increased for Hurricanes Irma and Sally.
•Excluding hurricanes, there was $6.2 million of direct and net prior years’ reserve development for the quarter ended September 30, 2021. This development, primarily from 2019 and the prior accident years, resulted from the settlement on litigated claims exceeding prior estimated amounts.
▪For the quarter ended September 30, 2020, direct prior years’ reserve development of $136.7 million gross, less $106.7 million ceded, resulted in $30.1 million net development.
•Prior years’ reserve development, excluding hurricanes described above, was $19.6 million direct and $19.3 million net of reinsurance for the quarter ended September 30, 2020, which was the result of increased prior year companion claims in the run up to the expiration of the statute of limitations for Hurricane Irma claims and related companion claims.
•For the quarter ended September 30, 2020, development of direct and net losses on previously reported hurricanes was $117.1 million direct and $10.8 million net after the benefit of reinsurance. This was principally driven by continued adverse development of previous estimated losses and LAE on Hurricane Irma and, to a lesser extent, Hurricane Michael. Net development for the quarter ended September 30, 2020 principally resulted from an increase in our previously estimated losses and LAE on Hurricane Irma for claims which are not eligible for recovery from the FHCF.
▪Florida law bars new, supplemental or reopened claims for loss caused by the peril of windstorm or hurricane unless notice is provided within three years of the event. In September 2020, the three-year period following Hurricane Irma expired. The Company continues to adjust and settle Hurricane Irma claims that were reported prior to the expiration of the three-year period.

The financial benefit generated by our claims adjusting affiliate from the management of claims, including claim fees ceded by our Insurance Entities to reinsurers, was $3.7 million for the three months ended September 30, 2021, compared to $2.2 million during the three months ended September 30, 2020, driven by the recoveries from reinsurers and internal claim services. The benefit was recorded in the condensed consolidated financial statements as a reduction to losses and LAE.

General and administrative expenses were $73.2 million for the three months ended September 30, 2021, compared to $77.0 million during the same period in 2020, as follows (dollars in thousands):

	Three Months Ended
	September 30,				Change
	2021		2020		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$264,654		$234,191		$30,463	13.0%
General and administrative expenses:
Policy acquisition costs	57,062	21.6%	51,594	22.1%	5,468	10.6%
Other operating costs (1)	16,147	6.1%	25,386	10.8%	(9,239)	(36.4)%
Total general and administrative expenses	$73,209	27.7%	$76,980	32.9%	$(3,771)	(4.9)%
(1)Other operating costs includes $39 thousand and $16 thousand of interest expense for the three months ended September 30, 2021 and 2020, respectively.
General and administrative expenses decreased by $3.8 million, which was the result of a decrease in other operating costs of $9.2 million,offset by increases in policy acquisition costs of $5.5 million. The expense ratio as a percentage of premiums earned, net was 27.7% for the three months ended was September 30, 2021 compared to 32.9% for the same period in 2020.

•The decrease in other operating costs of $9.2 million reflects lower performance and share-based compensation, lower marketing and distribution costs, and lower costs associated with employee medical benefits. The other operating cost ratio was 6.1% for the three months ended September 30, 2021, compared to 10.8% for the same period in 2020. This reduction reflects several factors including economies of scale as we continue to grow premium, efficiencies gained from leveraging technology and spending discipline. While management recalibrated accruals during the quarter for certain remaining expenditures related to 2021, we expect full year 2021 results to be in line with the operating ratio run rate for the first nine months of 2021.
•The increase in policy acquisition costs of $5.5 million reflects premium growth, partially offset by a reduction of 2 percentage points in the commission rate paid to agents on the renewal of Florida policies effective April of 2021, which will also benefit future periods. The decrease in policy acquisition costs as a percentage of premiums earned, net during the quarter is due to the reduction in commissions paid to agents, partially offset by higher reinsurance costs reducing premiums earned, net in a greater proportion than the prior year.
As a result of the above, the combined ratio for the third quarter ended September 30, 2021 was 98.6% compared to 134.7% for the same period in 2020. The decrease reflects improved profitability when compared to the third quarter of 2020. The reduction was the result of decreases in both the loss and LAE ratio and expense ratio as described above.
Income tax expense was $6.3 million for the quarter ended September 30, 2021 compared to an income tax benefit of $0.6 million for the quarter ended September 30, 2020. Our effective tax rate (“ETR”) increased to 23.7% for the three months ended September 30, 2021, as compared to 16.4% for the three months ended September 30, 2020. The ETR increased as a result of a lower ratio of permanent items relative to the amount of income before taxes, principally non-deductible compensation, and a lower level of discrete tax benefits.
Other comprehensive loss, net of taxes for the three months ended September 30, 2021, was $1.8 million compared to other comprehensive loss of $36.4 million for the same period in 2020, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income for available-for-sale debt securities sold. See “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income for these periods.

Results of Operations — Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net income was $68.5 million for the nine months ended September 30, 2021 compared to $36.8 million for the nine months ended September 30, 2020, an increase of $31.8 million, or 86.3%. Weighted average diluted common shares outstanding for the nine months ended September 30, 2021 were lower by 2.8% to 31.3 million shares from 32.2 million shares for the same period of the prior year. Diluted EPS for the nine months ended September 30, 2021 was $2.19 compared to $1.14 in 2020, an increase of $1.05, or 92.1%. Benefiting the nine months ended September 30, 2021 were increases in premiums earned, net, an increase in commission revenue, and a decrease in operating costs and expenses partially offset by a decrease in net investment income, a decrease in both the realized and unrealized gains and losses, policy fees and other revenue. Direct premium earned and premiums earned, net were up 15.5% and 12.1%, respectively, due to premium growth in 17 of the 19 states in which we are licensed and writing during the past 12 months as a result of rate increases implemented during 2020 and 2021, partially offset by higher costs for reinsurance flowing through to premiums earned, net. The net loss and LAE ratio was 65.3% for the nine months ended September 30, 2021, compared to 77.0% for the same period in 2020 reflecting lower prior years’ reserve development and a decrease in excess weather events beyond those expected partially offset by higher core net losses. As a result of the above and as further explained below, the combined ratio for the nine months ended September 30, 2021 was 96.4% compared to 109.8% for the nine months ended September 30, 2020. See “Overview - Trends” for a discussion of the business trends, and the impact of the COVID-19 pandemic.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Nine Months Ended September 30,		Change
	2021	2020	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$1,271,925	$1,148,656	$123,269	10.7%
Change in unearned premium	(93,124)	(127,858)	34,734	(27.2)%
Direct premium earned	1,178,801	1,020,798	158,003	15.5%
Ceded premium earned	(414,670)	(339,408)	(75,262)	22.2%
Premiums earned, net	764,131	681,390	82,741	12.1%
Net investment income	8,641	17,570	(8,929)	(50.8)%
Net realized gains (losses) on investments	5,357	54,294	(48,937)	(90.1)%
Net change in unrealized gains (losses) of equity securities	(3,024)	(2,162)	(862)	39.9%
Commission revenue	30,404	23,770	6,634	27.9%
Policy fees	17,821	18,253	(432)	(2.4)%
Other revenue	5,862	6,529	(667)	(10.2)%
Total premiums earned and other revenues	829,192	799,644	29,548	3.7%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	498,765	524,870	(26,105)	(5.0)%
General and administrative expenses	237,553	223,544	14,009	6.3%
Total operating costs and expenses	736,318	748,414	(12,096)	(1.6)%
INCOME BEFORE INCOME TAXES	92,874	51,230	41,644	81.3%
Income tax expense	24,342	14,450	9,892	68.5%
NET INCOME	$68,532	$36,780	$31,752	86.3%
Other comprehensive income (loss), net of taxes	(10,741)	(19,299)	8,558	(44.3)%
COMPREHENSIVE INCOME (LOSS)	$57,791	$17,481	$40,310	230.6%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$2.19	$1.14	$1.05	92.1%
Weighted average diluted common shares outstanding	31,302	32,202	(900)	(2.8)%

NM – Not Meaningful
Direct premiums written increased by $123.3 million, or 10.7%, for the nine months ended September 30, 2021, driven by growth within our Florida business of $114.0 million, or 12.0%, and growth in our other states business of $9.3 million, or 4.6%, as compared to the same period of the prior year. Rate increases approved in 2020 and 2021 for Florida and for certain other states were the principal driver of higher written premiums while there was a lower level of new policies compared to the same period of the prior year. A summary of the recent rate increases which are driving increases in written premium are as follows:

•In May 2020, the FLOIR approved an overall 12.4% rate increase for UPCIC on Florida personal residential homeowners’ line of business, effective May 2020 for new business and July 2020 for renewals.
•In December 2020, the FLOIR approved an overall 7.0% rate increase for UPCIC on Florida personal residential homeowners’ line of business, effective December 2020 for new business and March 2021 for renewals.
•In September 2021, the FLOIR approved an overall 14.9% rate increase for UPCIC on Florida personal residential homeowners’ line of business, effective September 2021 for new business and November 2021 for renewals.
•In addition, during the past year, rate increases for UPCIC were approved in Georgia, Indiana, Minnesota, North Carolina, and Pennsylvania.
These rate increases are applied on new business submissions and renewals from the effective date of their renewal, and then are earned subsequently over the policy period. The recent rate increases in Florida are in response to rising claim costs driven by higher costs of material and labor associated with claims, the cost of weather events, the rising cost of catastrophe and other reinsurance protecting policyholders and, more importantly, the impact of “social inflation” on claims as claim settlements more frequently involve litigation.
During 2021, management continued efforts to prudently manage policy counts and exposures and implemented new measures intended to slow the growth of written premiums relating to new business while the above rate increases take effect, compared to prior years. Reduced new business writings, when coupled with natural attrition among policies and selected policy non-renewals, has resulted in a decrease in policies in force of 17,009, or 1.7%, during 2021 from 984,830 at December 31, 2020 to 967,821 at September 30, 2021. During the nine months ended September 30, 2021, the number of policies in force declined in 10 out of the 19 states that the Insurance Entities write in as a result of management’s actions. We actively wrote policies in 19 states during 2021 compared to 18 states at September 30, 2020. In addition, we are authorized to do business in Tennessee and Wisconsin and are proceeding with product filings in those states. At September 30, 2021, policies in force increased 2,359 policies, or 0.2%, premium in force increased $189.6 million, or 13.0%, and total insured value increased $28.5 billion, or 9.8%, compared to September 30, 2020
The following table provides direct premiums written for Florida and Other States for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	For the Nine Months Ended
	September 30, 2021		September 30, 2020		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$1,062,180	83.5%	$948,196	82.5%	$113,984	12.0%
Other states	209,745	16.5%	200,460	17.5%	9,285	4.6%
Total	$1,271,925	100.0%	$1,148,656	100.0%	$123,269	10.7%

We seek to grow and generate long-term rate adequate premium in each state where we offer policies. Our diversification strategy seeks to increase business outside of Florida and to improve geographical distribution within Florida. Premium growth outside Florida is a measure monitored by management in its efforts to meet that objective.
Direct premium earned increased by $158.0 million, or 15.5%, for the nine months ended September 30, 2021, reflecting the earning of premiums written over the past 12 months including positive changes in rates and changes in policies in force during that time.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents amounts paid to reinsurers for this protection and is a cost which reduces net written and net earned premiums. Ceded premium earned increased $75.3 million, or 22.2%, for the nine months ended September 30, 2021 as compared to the same period of the prior year. The increase in reinsurance costs reflects an increase in costs associated with the increase in exposures we insure, increased pricing when compared to the expired reinsurance program and differences in the structure and design of the respective programs. Reinsurance costs, as a percentage of direct premium earned, increased from 33.2% in 2020 to 35.2% in 2021 primarily due to the general increase in the pricing of reinsurance which generally takes effect prior to primary rate increases. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period which typically runs from June 1st to May 31st. See the discussion above for the Insurance Entities’ 2021-2022 reinsurance programs and “Item 1— Note 4 (Reinsurance).”
Premiums earned, net of ceded premium earned, grew by 12.1%, or $82.7 million, to $764.1 million for the nine months ended September 30, 2021, reflecting an increase in direct premium earned offset by increased costs for reinsurance.

Net investment income was $8.6 million for the nine months ended September 30, 2021, compared to $17.6 million for the same period in 2020, a decrease of $8.9 million, or 50.8%. This decrease is largely attributable to significantly lower yields on the reinvested portfolio following the sale of a majority of available-for-sale debt securities in the portfolio that were in an unrealized gain position in the third and fourth quarters of 2020. In the first quarter of 2020, our investment portfolio was adversely impacted by the COVID-19 pandemic-induced market dislocation, but subsequently recovered generating unrealized gains that were substantially higher than amounts prior to the pandemic. During the third and fourth quarters of 2020, we took advantage of the recovery by monetizing the increase in fair value generating significant realization gains from the sale of available-for-sale debt securities.
Market rates in the second half of 2020 were considerably lower than the book yields of the portfolio prior to the sale, and we expect the trend in lower interest income to continue, as long as we compare current yields to yields in the portfolio before it was sold in 2020. Additionally, income from cash investing was down $0.9 million in the first nine months of 2021 compared to the same period of the prior year due to significantly lower yields on cash sweep and short-term cash investing. Total invested assets were $1,112.4 million as of September 30, 2021 compared to $919.9 million as of December 31, 2020. The increase is attributable to the reinvestment of investment returns and $175 million in additional contributions to the investment portfolio from excess cash. Cash and cash equivalents were $224.8 million at September 30, 2021 compared to $167.2 million at December 31, 2020, an increase of 34.5%. This increase is the result of maintaining higher cash balances to support upcoming reinsurance premium payments in October and December 2021. Cash and cash equivalents are invested short term until needed to settle loss and LAE payments, reinsurance premium payments and operating cash needs or until they are deployed by our investment advisors.
Yields from cash and cash equivalents, short-term investments and the available-for-sale debt portfolio are dependent on the composition of the portfolio, future market forces, monetary policy and interest rate policy from the Federal Reserve. The Federal Reserve has broadly been maintaining lower interest rates, which has impacted the effective yields on newly purchased available-for-sale securities and overnight cash purchases and short-term investments. The overall trend has been lower interest rates on new purchases of securities over the past year and lower returns on cash and cash equivalents and short-term investments. As discussed above, due to the significant sale of securities during the third and fourth quarters of 2020, it is expected that future portfolio returns will reflect lower book yields based on current market conditions.
We sell investments, including securities, from our investment portfolio from time to time to meet our investment objectives or take advantage of market opportunities. During the nine months ended September 30, 2021, sales of available-for-sale debt securities resulted in a net realized gain of $0.3 million, sales of equity securities resulted in net realized gain of $2.4 million, and the sale of two investment real estate property, which includes one classified as assets held for sale in the first nine months of 2021, resulted in a realized gain of $2.7 million, generating total net realized gains of $5.4 million. During the nine months ended September 30, 2020, sales of available-for-sale debt securities resulted in net realized gains of $54.3 million. In 2020, we took the opportunity to realize the increase in fair value of available-for-sale debt securities to increase the statutory surplus of UPCIC. See “Item 1—Note 3 (Investments).”
There was a $3.0 million net unrealized loss in equity securities during the nine months ended September 30, 2021 compared to a $2.2 million net unrealized loss in equity securities during the nine months ended September 30, 2020. Net change in unrealized gains or losses reflected on the income statement are the result of changes in the fair market value of our equity securities during the period for securities still held at the end of the reported period and the reversal of unrealized gains or losses for securities sold during the period. See “Item 1—Note 3 (Investments).”
Commission revenue is comprised principally of brokerage commissions we earn from third-party reinsurers (excluding the FHCF) on reinsurance placed for the Insurance Entities. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the nine months ended September 30, 2021, commission revenue was $30.4 million, compared to $23.8 million for the nine months ended September 30, 2020. The increase in commission revenue of $6.6 million, or 27.9%, for the nine months ended September 30, 2021 was primarily due to increased commissions from third-party reinsurers earned on increased reinsurance premiums which is attributable to growth in our exposures, as well as the difference in pricing and structure associated with our reinsurance program when compared to the prior year.
Policy fees for the nine months ended September 30, 2021 were $17.8 million compared to $18.3 million for the same period in 2020. The decrease of $0.4 million, or 2.4%, was the result of a decrease in the total combined number of new and renewal policies written during the nine months ended September 30, 2021 compared to the same period in 2020 in states where we are permitted to charge this fee.

The following table presents losses and LAE incurred on a direct, ceded and net basis expressed in dollars and as a percent of the respective amounts of premiums earned. These amounts are further categorized as i) core losses, ii) weather events for the current accident year and iii) prior years’ reserve development (dollars in thousands):

	Nine Months Ended September 30, 2021
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$1,178,801		$414,670		$764,131

Loss and loss adjustment expenses:
Core losses	$480,801	40.8%	$19	—%	$480,782	62.9%
Weather events*	—	—%	—	—%	—	—%
Prior years’ reserve development	296,867	25.2%	278,884	67.3%	17,983	2.4%
Total losses and loss adjustment expenses	$777,668	66.0%	$278,903	67.3%	$498,765	65.3%

*Includes only current year weather events beyond those expected.

	Nine Months Ended September 30, 2020
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$1,020,798		$339,408		$681,390

Loss and loss adjustment expenses:
Core losses	$404,092	39.6%	$126	—%	$403,966	59.3%
Weather events*	88,000	8.6%	2,000	0.6%	86,000	12.6%
Prior years’ reserve development	190,804	18.7%	155,900	46.0%	34,904	5.1%
Total losses and loss adjustment expenses	$682,896	66.9%	$158,026	46.6%	$524,870	77.0%

*Includes only current year weather events beyond those expected.

See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.
Management looks at losses and LAE in three areas, as described below and represented in the tables above, each of which has different drivers that impact reported results. As a result, these components of losses and LAE are described separately. Overall losses and LAE, net of reinsurance recoveries, were $498.8 million resulting in a 65.3% net loss and LAE ratio for the nine months ended September 30, 2021. This compares to $524.9 million resulting in a 77.0% net loss and LAE ratio for the nine months ended September 30, 2020. Increased ceded premiums also impact the ratio calculations such that the net loss and LAE ratio for the nine months ended September 30, 2021 also reflects higher relative reinsurance costs compared to the same period in 2020, which contributed an overall increase of 1.9 percentage points to the net loss and LAE ratio. See the discussion above for the Insurance Entities’ 2021-2022 reinsurance programs and “Item 1 - Note 4 (Reinsurance).”

The factors impacting losses and LAE are as follows:

•Core losses

◦Our core losses consist of all losses and LAE for the current year excluding both weather events for the current year beyond those anticipated in our regular accrual process and prior years’ reserve development. Core losses were 40.8% of direct premium earned for the nine months ended September 30, 2021 compared to 39.6% for the same period in 2020. These losses and loss ratios benefit from the potential profits generated through the management of claims by our claims adjusting affiliate, including claim fees ceded to reinsurers, which are described below, reducing core losses. The core loss ratio for 2020 and 2021 reflects actions taken by management to increase its loss pick to accrue for current accident year reserves. Core losses also increase as premium volume increases year over year. Although the Insurance Entities received rate increases in Florida and certain other states, management has elected not to decrease the core loss ratio compared to the prior year but to increase it and to monitor results until management sees loss costs stabilize in Florida and certain other states. During 2021, management increased the core loss ratio in the second quarter of 2021 by one loss ratio point and then in the third quarter of 2021 by an additional one loss ratio point. These increases made during 2021 were retroactive to January 1, 2021, in both cases. The increase in the core loss ratio during 2021 resulted in an increase of $23.6 million in losses and LAE which, effectively increases the current accident year loss pick by 2 loss ratio points to 42% through September 30, 2021. This increase reflects recent and ongoing trends in weather-related claims as well as the continuing prevalence of solicited, represented, and litigated claims in Florida resulting in increased claims frequencies, losses and loss adjustment expenses.

•Weather events beyond those expected

◦There were no weather events beyond those expected and included in the core losses during the nine months ended September 30, 2021.
◦During the nine months ended September 30, 2020, there were two hurricanes, Sally and Isaias, and a number of weather events which in the aggregate exceeded core loss ratio expectations. Our initial estimates on Hurricane Sally were gross losses of $45 million and net losses of $43 million after reinsurance. Hurricane Isaias and the other weather events beyond those expected totaled $43 million on a direct and net basis as these events do not benefit from our reinsurance program due to losses being below our attachment point.

•Prior years’ reserve development

◦Two drivers influence the amounts recorded as prior years’ reserve development, namely: (i) changes to prior estimates of direct and net ultimate losses on prior accident years excluding major hurricanes and (ii) changes to prior estimates of direct and net ultimate losses on hurricanes.

▪During the nine months ended September 30, 2021, prior years’ reserve development totaled $296.9 million of direct losses and $18.0 million of net unfavorable loss development after the benefit of reinsurance.

•For hurricanes, prior years’ reserve development for the nine months ended September 30, 2021 was the result of a direct increase in the ultimate losses for several hurricanes of $282.9 million offset by ceded hurricane losses of $278.9 million resulting in net unfavorable development of $4.0 million. Direct losses increased for Hurricanes Irma, Sally, Michael and Matthew.

•Excluding hurricanes, there was $14.0 million of direct and net prior years’ reserve development for the nine months ended September 30, 2021. This development, primarily from the 2019 and prior accident years, resulted from the settlement on litigated claims exceeding prior estimated amounts.

▪For the nine months ended September 30, 2020 prior years’ reserve development totaled $190.8 million of direct losses and $34.9 million of net losses after the benefit of reinsurance.

•Prior years’ reserve development, excluding hurricanes described above, was $19.6 million direct and $19.3 million net of reinsurance for the nine months ended September 30, 2020, which was the result of increased prior year companion claims in the run up to the expiration of the statute of limitations for Hurricane Irma claims and related companion claims.
•For the nine months ended September 30, 2020, development of direct and net losses on previously reported hurricanes was $171.2 million direct and $15.6 million net after the benefit of reinsurance. This was principally driven by continued adverse development of previous estimated losses and LAE on Hurricane Irma, and, to a lesser extent, Hurricanes Michael and Matthew. Net development for the nine months ended September 30, 2020 principally resulted from an increase in our previously estimated losses and LAE on Hurricane Irma for claims which are not eligible for recovery from the FHCF.
•Florida law bars new, supplemental or reopened claims for loss caused by the peril of windstorm or hurricane unless notice is provided within three years of the event. In September 2020, the three-year period following Hurricane Irma expired. The Company continues to adjust and settle Hurricane Irma claims that were reported prior to the expiration of the three-year period.

The financial benefit generated by our claims adjusting affiliate from the management of claims, including claim fees ceded by our Insurance Entities to reinsurers, was $13.0 million for the nine months ended September 30, 2021, compared to $3.2 million during the nine months ended September 30, 2020, driven by the recoveries from reinsurers and internal claim services. The benefit was recorded in the condensed consolidated financial statements as a reduction to losses and LAE.

General and administrative expenses were $237.6 million for the nine months ended September 30, 2021, compared to $223.5 million during the same period in 2020, as follows (dollars in thousands):

	Nine Months Ended
	September 30,				Change
	2021		2020		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$764,131		$681,390		$82,741	12.1%
General and administrative expenses:
Policy acquisition costs	170,287	22.3%	146,982	21.6%	23,305	15.9%
Other operating costs (1)	67,266	8.8%	76,562	11.2%	(9,296)	(12.1)%
Total general and administrative expenses	$237,553	31.1%	$223,544	32.8%	$14,009	6.3%
(1)Other operating costs includes $97 thousand and $85 thousand of interest expense for the nine months ended September 30, 2021 and 2020, respectively.
General and administrative expenses increased by $14.0 million, which was the result of increases in policy acquisition costs of $23.3 million primarily due to commissions and premium taxes associated with increased premium, offset by a decrease in other operating costs of $9.3 million. The expense ratio as a percentage of premiums earned, net was 31.1% for the nine months ended September 30, 2021 compared to 32.8% for the nine months ended September 30, 2020.
•The increase in policy acquisition costs as a percentage of premiums earned, net during the nine months ended September 30, 2021 was a result of higher reinsurance costs reducing premiums earned, net in a greater proportion than the prior year. The commission rate paid to agents on the renewal of Florida policies was reduced 2 percentage points effective April 1, 2021, which will benefit future periods as the new rate structure applies prospectively.
•The decrease in other operating costs of $9.3 million reflects lower performance and share-based compensation, lower marketing and distribution costs, and lower costs associated with employee medical benefits. The other operating cost ratio for the nine months ended September 30, 2021 was 8.8% compared to 11.2% in the nine months ended September 30, 2020. This reduction reflects several factors including economies of scale as we continue to grow premium, efficiencies gained from leveraging technology and spending discipline. While management recalibrated accruals during the third quarter of 2021 for certain remaining expenditures related to 2021, we expect full year 2021 results to be in line with the operating ratio run rate for the first nine months of 2021.
As a result of the above, the combined ratio for the nine months ended September 30, 2021 was 96.4% compared to 109.8% for the same period in 2020. The decrease reflects improved profitability when compared to the same period of 2020. The reduction was the result of decreases in both the loss and LAE ratio and expense ratio as described above.
Income tax expense was $24.3 million for the nine months ended September 30, 2021, compared to income tax expense of $14.5 million for the nine months ended September 30, 2020. Our ETR decreased to 26.2% for the nine months ended September 30, 2021, as compared to 28.2% for the nine months ended September 30, 2020. The ETR decreased as a result of a lower ratio of permanent items relative to the amount of income before taxes, principally non-deductible compensation, partially offset by a lower level of discrete tax benefits.
Other comprehensive loss, net of taxes for the nine months ended September 30, 2021, was $10.7 million compared to other comprehensive loss of $19.3 million for the same period in 2020, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income for available-for-sale debt securities sold. See “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income for these periods.

Analysis of Financial Condition—As of September 30, 2021 Compared to December 31, 2020
We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	September 30,	December 31,
Type of Investment	2021	2020
Available-for-sale debt securities	$1,029,157	$819,861
Equity securities	77,099	84,887
Assets held for sale	253	—
Investment real estate, net	5,934	15,176
Total	$1,112,443	$919,924
See “Item 1—Condensed Consolidated Statements of Cash Flows” and “Item 1—Note 3 (Investments)” for explanations on changes in investments. Investment real estate, net was reduced by $9.2 million during 2021 as a result of the sale of two investment real estate properties, one of which was classified as assets held for sale earlier in 2021. The gain on the sale of these two investment properties was $2.7 million.
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1st to May 31st of the following year. The increase of $170.7 million to $386.5 million as of September 30, 2021 was primarily due to additional ceded written premium combined with the reinsurance costs relating to our new 2021-2022 catastrophe reinsurance program beginning June 1, 2021, less amortization of ceded written premium for the reinsurance costs earned since the beginning of the program.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE and other expenses that are expected to be recovered from reinsurers. The decrease of $25.5 million to $134.9 million as of September 30, 2021 was primarily due to the collections of amounts due from reinsurers relating to settled claims from hurricanes and other events covered by our reinsurance contracts.
Premiums receivable, net, represents amounts receivable from policyholders. The increase in premiums receivable, net, of $4.2 million to $71.1 million as of September 30, 2021 relates to the growth, seasonality and consumer payment behavior of our business. The amount of direct premiums written during a calendar year tends to increase just prior to the second quarter and tends to decrease approaching the fourth quarter.
Deferred policy acquisition costs (“DPAC”) increased by $3.4 million to $114.0 million as of September 30, 2021, which is consistent with the underlying premium growth.and changes to the Company’s commission structure. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Income taxes recoverable represents the difference between estimated tax obligations and tax payments made to taxing authorities. As of September 30, 2021, the balance recoverable was $9.2 million, representing amounts due from taxing authorities at that date, compared to a balance recoverable of $30.6 million as of December 31, 2020. Income taxes recoverable as of September 30, 2021 will either be refunded or applied to future periods to offset future federal and state income tax obligations.

Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the nine months ended September 30, 2021, deferred tax assets decreased by $1.0 million to $5.2 million primarily due to a decrease in unearned premiums net of prepaid reinsurance premiums. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $110.0 million to $212.5 million as of September 30, 2021. The reduction in unpaid losses and LAE was principally due to the settlement of claims from previous hurricane and storm events, as more claims from those events concluded during the nine months ended September 30, 2021. Overall unpaid losses and LAE decreased, as claim settlements exceeded new emerging claims. Unpaid losses and LAE are net of estimated subrogation recoveries.
Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The increase of $93.1 million from December 31, 2020 to $876.3 million as of September 30, 2021 reflects the seasonality of our business, which varies from month to month.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $21.5 million to $71.1 million as of September 30, 2021 reflects customer payment behavior and the seasonality of our business.
We exclude net negative cash balances, if any, from cash and cash equivalents that we have with any single financial institution based on aggregating the book balance of all accounts at the institution which have the right of offset. If the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Condensed Consolidated Balance Sheet to book overdraft. These amounts represent outstanding checks or drafts not yet presented to the financial institution in excess of amounts on deposit at the financial institutions. We maintain a short-term cash investment strategy sweep to maximize investment returns on cash balances. There were no book overdrafts as of September 30, 2021 compared to book overdrafts totaling $59.4 million as of December 31, 2020.
Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers and cash advances received from reinsurers, if any. On June 1st of each year, we renew our core catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. These estimated annual costs are increased or decreased during the year based on premium adjustments or as a result of new placements during the year. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which typically runs from June 1st to May 31st. The balance increased by $389.6 million to $399.9 million as of September 30, 2021 as a result of the timing of the above items.
Other liabilities and accrued expenses increased by $5.7 million to $58.0 million as of September 30, 2021, primarily driven by the timing of payments and payables relating to purchases of securities for our investment portfolio that settled after September 30, 2021.
Capital resources, net, increased by $43.9 million for the nine months ended September 30, 2021. The increase in stockholders’ equity was principally the result of our 2021 net income and share-based compensation, offset by declines in the after-tax changes in the fair value of our available-for-sale debt securities, treasury share purchases and dividends to shareholders. See “Item 1—Condensed Consolidated Statements of Stockholders’ Equity” and “Item 1—Note 8 (Stockholders’ Equity)” for explanation of changes in treasury stock.
The reduction in debt of $1.1 million was the result of principal payments on debt during 2021. See “—Liquidity and Capital Resources” for more information.

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
The balance of cash and cash equivalents, excluding restricted cash, as of September 30, 2021 was $224.8 million, compared to $167.2 million at December 31, 2020. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between September 30, 2021 and December 31, 2020. The increase in cash and cash equivalents was driven by cash flows generated from operating activities in excess of cash flows used in investing and financing activities. Our cash investment strategy at times includes cash investments where the right of offset against other bank accounts does not exist. A book overdraft occurs when aggregating the book balance of all accounts at a financial institution, for accounts which have the right of offset, and if the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Condensed Consolidated Balance Sheet to book overdraft. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st, and December 1st, and third-party reinsurance premiums are generally paid in four installments on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. See “Item 1—Note 12 (Commitments and Contingencies)” and “—Contractual Obligations” for more information.
The balance of restricted cash and cash equivalents as of September 30, 2021 and December 31, 2020 represents cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business and, in 2021, restricted cash and cash equivalents also includes collateral held by a reinsurance captive arrangement with one of the Insurance Entities reported as a variable interest entity (“VIE”) in the condensed consolidated financial statements. The amount of collateral held was $13.2 million as of September 30, 2021. See “Item 1—Note 14 (Variable Interest Entities)” for more information.
Liquidity is required at the holding company for us to cover the payment of general operating expenses and contingencies, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of our tax obligations, capital contributions to subsidiaries, if needed, and interest and principal payments on outstanding debt obligations of the holding company, if any. See “Item 1—Note 5 (Insurance Operations).” The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. New regulations or changes to existing regulations imposed on the Company and its affiliates may also impact the amount and timing of future dividend payments to the parent. Principal sources of liquidity for the Company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions earned on reinsurance contracts placed by our wholly-owned subsidiary, Blue Atlantic Reinsurance Corporation, and policy fees. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income from those investments. If necessary, the Company also has amounts available under our unsecured revolving loan as discussed in “Item 1—Note 7 (Debt).” As discussed in “Item 1—Note 5 (Insurance Operations),” there are limitations on the dividends the Insurance Entities may pay to their immediate parent company, Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida).

The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 1—Note 5 (Insurance Operations).” Dividends from the Insurance Entities can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by the Insurance Entities to PSI without prior approval (an “ordinary dividend”) is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory accumulated unassigned funds as of the preceding year end. During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Insurance Entities did not pay dividends to PSI. As of September 30, 2021, the Insurance Entities did not have the capacity to pay ordinary dividends.
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
Our insurance operations provide liquidity as premiums are generally received months or even years before potential losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale. The average credit rating on our available-for-sale securities was A+ as of September 30, 2021 and December 31, 2020. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of our available-for-sale securities was 4.3 years at September 30, 2021 compared to 4.0 years at December 31, 2020. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments.
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
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio for the periods presented (dollars in thousands):

	As of
	September 30,	December 31,
	2021	2020
Stockholders’ equity	$494,275	$449,262
Total debt	7,353	8,456
Total capital resources	$501,628	$457,718

Debt-to-total capital ratio	1.5%	1.8%
Debt-to-equity ratio	1.5%	1.9%
The debt-to-total capital ratio is total debt divided by total capital resources, whereas the debt-to-equity ratio is total debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.

As described in our Annual Report on Form 10-K for the year ended December 31, 2020, UPCIC entered into a surplus note with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program on November 9, 2006. The surplus note has a twenty-year term, with quarterly payments of principal and interest that accrue per the terms of the note agreement. At September 30, 2021, UPCIC was in compliance with the terms of the surplus note. Total adjusted capital and surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.

As discussed in “Item 1—Note 7 (Debt),” UIH entered into a credit agreement and related revolving loan with JPMorgan Chase Bank, N.A. in August 2021 which makes available an unsecured revolving credit facility with an aggregate commitment not to exceed $35.0 million. Borrowings under the Revolving Loan mature 364 days after the date of the loan. The Revolving Loan contains customary financial covenants. As of September 30, 2021, the Company was in compliance with all applicable covenants, including financial covenants. The Company has not drawn any amount under the Revolving Loan as of September 30, 2021.

We will also continue to evaluate opportunities to access the debt capital markets to raise additional capital. We anticipate any proceeds would be used for general corporate purposes, including investing in the capital and surplus of the Insurance Entities.

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

The impact of the COVID-19 pandemic on the credit markets remains a key risk as the world continues to navigate its consequences and the efforts taken by governments to accelerate and stimulate a financial recovery. Our concern is that individual companies within our portfolio experience business declines as a result of the COVID-19 pandemic’s adverse impact on their business which impacts their credit rating, reducing the market value of their securities. We remain in regular contact with our advisors to monitor credit of the issuers of our securities and discuss appropriate responses to credit downgrades or changes in companies’ credit outlook. We believe these measures, when combined with the inherent liquidity generated by our business model and in our investment portfolio, will allow us to continue to meet our short- and long-term obligations.

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
During the nine months ended September 30, 2021, we repurchased an aggregate of 116,886 shares of our common stock in the open market at an aggregate purchase price of $1.6 million. Also, see “Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended September 30, 2021.

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
Cash Dividends
The following table summarizes the dividends declared by the Company in 2021:

2021	Dividend Declared Date	Shareholders Record Date	Dividend Payable Date	Cash Dividend Per Common Share Amount
First Quarter	March 1, 2021	March 11, 2021	March 18, 2021	$0.16
Second Quarter	April 22, 2021	May 14, 2021	May 21, 2021	$0.16
Third Quarter	July 19, 2021	August 2, 2021	August 9, 2021	$0.16

CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations for which cash flows are fixed or determinable as of September 30, 2021 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Reinsurance payable and multi-year commitments (1)	$704,549	$399,905	$304,644	$—	$—
Unpaid losses and LAE, direct (2)	212,488	128,768	61,621	16,787	5,312
Debt	7,641	1,181	3,089	3,371	—
Total contractual obligations	$924,678	$529,854	$369,354	$20,158	$5,312
(1)The amount in less than 1 year only includes reinsurance payable reflected in the Condensed Consolidated Balance Sheet. The 1-3 years solely represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—Note 12 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through September 30, 2021. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from the Company’s reinsurance program. See “Item 1—Note 4 (Reinsurance).”

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of September 30, 2021 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
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
The following tables provide information about our fixed income Financial Instruments as of September 30, 2021 compared to December 31, 2020, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	September 30, 2021
	2021	2022	2023	2024	2025	Thereafter	Other	Total
Amortized cost	$31,202	$98,707	$108,961	$157,976	$244,319	$396,978	$899	$1,039,042
Fair market value	$31,275	$98,982	$109,220	$156,895	$241,899	$389,989	$897	$1,029,157
Coupon rate	1.78%	1.44%	2.31%	2.85%	2.61%	2.58%	3.84%	2.47%
Book yield	0.74%	0.75%	0.83%	1.02%	1.22%	1.70%	3.85%	1.27%
* Years to effective maturity - 5.4 years

	December 31, 2020
	2021	2022	2023	2024	2025	Thereafter	Other	Total
Amortized cost	$31,333	$58,790	$107,735	$179,872	$133,872	$303,880	$165	$815,647
Fair market value	$31,578	$58,868	$108,412	$180,011	$134,740	$306,041	$211	$819,861
Coupon rate	2.75%	1.88%	2.15%	3.12%	2.51%	2.41%	7.50%	2.52%
Book yield	2.12%	0.59%	0.84%	0.71%	1.07%	1.59%	6.31%	1.16%
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
The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	September 30, 2021		December 31, 2020
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$5,842	7.6%	$2,435	2.9%
Mutual funds and other	71,257	92.4%	82,452	97.1%
Total equity securities	$77,099	100.0%	$84,887	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at September 30, 2021 and December 31, 2020 would have resulted in a decrease of $15.4 million and $17.0 million, respectively, in the fair value of those securities.
The COVID-19 pandemic presents uncertainty to the financial markets. See further discussion above under “Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Trends—Impact of the COVID-19 Pandemic” regarding our response to the COVID-19 pandemic, the financial impact to us subsequent to March 2020, our general outlook and plans to monitor the economic consequences of the COVID-19 pandemic.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of September 30, 2021, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases of our common stock during the three months ended September 30, 2021:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
7/1/2021 - 7/31/2021	—	$—	—	—
8/1/2021 - 8/31/2021	—	$—	—	—
9/1/2021 - 9/30/2021	101,442	$13.42	101,442	1,365,200
Total	101,442	$13.42	101,442	1,365,200
(1)Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated based on a closing price at September 30, 2021 of $13.04 per share.

We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
On November 3, 2020, we announced that our Board of Directors authorized the repurchase of up to $20 million of outstanding shares of our common stock through November 3, 2022 (the “November 2022 Share Repurchase Program”). Under the November 2022 Share Repurchase Program, we repurchased 162,591 shares of our common stock from November 2020 through September 30, 2021 at an aggregate cost of approximately $2.2 million. As of September 30, 2021, we have the ability to purchase up to approximately $17.8 million of our common stock under the November 2022 Share Repurchase Program.

Item 6. Exhibits

Exhibit No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10‑K filed on February 24, 2017 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Universal Insurance Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 19, 2017 and incorporated herein by reference)

10.1†	Credit Agreement, dated August 31, 2021, by and between the Company and JPMorgan Chase Bank, N.A.

15.1	Accountants’ Acknowledgment

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101)

† Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: October 27, 2021	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer and Principal Executive Officer

Date: October 27, 2021	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer