Form 10-K
period 2021-12-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2022-02-28
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter: $390,159,388
Indicate the number of shares outstanding of Common Stock of Universal Insurance Holdings, Inc. as of February 22, 2022: 31,242,264.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2022, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
Trends - Impact of COVID-19
Subsequent to March 2020, we have not seen a direct material impact from COVID-19 on our business, our financial position, our liquidity, or our ability to service our policyholders and maintain critical operations. Indirectly, inflationary pressures, in part due to supply chain and labor constraints during the pandemic, have affected and continue to affect claims costs and, to a lesser degree, other expenses. As a provider of services that have been deemed essential under most directives and guidelines, we are confident in our ability to maintain consistent operations and believe we can continue to manage with our remote workforce as a result of our disaster preparedness planning, with little impact on our business and service levels and our standards of care for both underwriting and claims. We continue to monitor local, state and federal guidance and will adjust workforce activities as appropriate. Although we have not experienced a direct material impact from COVID-19 in 2020 or 2021, the ultimate impact of the COVID-19 pandemic, or future pandemics, on our business and on the economy in general cannot be predicted.
Business Strategy
UVE’s strategic focus is on creating a best-in-class experience for our customers. We have more than 20 years of experience providing protection solutions. We continue to focus on disciplined underwriting in opportune markets and maintaining a resilient balance sheet enhanced by our strengthening reserve position, our reinsurance programs, and the completion of a private placement of $100 million aggregate principal amount of 5.625% senior unsecured notes due 2026 (the “Notes”) for general corporate purposes and growth capital to optimize our capital position. We have made substantial efforts in recent years to innovate across all of our services businesses, including continued development of our digital agency Clovered.com where we have more than 20 carrier partners, utilization of digital applications where applicable to adjust claims, and the placement of UPCIC’s inaugural catastrophe bond transaction, Cosaint Re Pte. Ltd, by our in-house reinsurance broker intermediary Blue Atlantic Reinsurance Corporation (“BARC”). We continue to evaluate ways in which we can improve the customer experience across all touchpoints of the insurance value chain.
Products and Services
Insurance Products
UPCIC (which accounts for the majority of our Insurance Entities’ business) currently offers the following types of personal residential insurance: homeowners, renters/tenants, condo unit owners, and dwelling/fire. UPCIC also offers allied lines, coverage for other structures, and personal property, liability and personal articles coverages. APPCIC currently writes similar lines of insurance as UPCIC, but historically for properties valued in excess of $1 million. More recently, APPCIC has commenced a standard market homeowners insurance program in Florida in conjunction with our digital platforms.
Our Insurance Entities, UPCIC and APPCIC, are both currently rated “A” (“Exceptional”) by Demotech, Inc. (“Demotech”), which is a rating agency specializing in evaluating the financial stability of insurers. In addition, our combined statutory capital surplus was approximately $394.9 million at December 31, 2021.
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
The Insurance Entities rely heavily on reinsurance to limit potential exposure to catastrophic events. In most years, our single largest cost is the expense for our reinsurance coverage. In conjunction with ERA, our fully-licensed reinsurance intermediary, BARC, partners with a third-party reinsurance broker to place and manage our reinsurance programs for the Insurance Entities. BARC receives commission revenue, net of third-party co-broker fees, from reinsurers in connection with these services.
Claims Management
Our subsidiary, Universal Adjusting Corporation d/b/a Alder Adjusting (“Alder”), manages our claims processing and adjusting functions from claim inception to conclusion, which we believe allows us to increase efficiency and provide a high level of customer service. Alder’s Fast Track initiative (“Fast Track”) has expedited the claims settlement process to close certain types of claims in as little as 24 hours through prompt analysis and on-site field adjusting. Alder has increased its use of technology to inspect properties and adjust claims and has adopted certain new precautionary protocols for those inspections still performed in the field. In addition to our in-house claims operation, we assign some field inspections to third-party adjusters. Our relationships with these adjusters enable us to continue to provide high quality and timely service following a catastrophe, such as a hurricane in coastal states, and during any other period of unusually high claim volume. Through our continuous improvement and operational excellence initiatives, we continue to evaluate ways in which we can improve the customer’s claims experience on a rolling basis. Alder’s data intelligence allows the Insurance Entities, ERA and our reinsurance partners to identify trends and refine the underwriting process and guidelines to adequately price risk and identify needed adjustments. Our claims management operations provide cost-effective solutions in servicing claims for the Insurance Entities and generates additional fee income from adjusting claims ceded to reinsurers.
Our in-house claims litigation team continues to focus on more effectively and efficiently protecting our rights in litigation, including through subrogation. Subrogation is the act of seeking reimbursement from a third party that caused an insurance loss to an insured for the amount we paid on the insured’s behalf. Reflecting our efforts to improve and enhance our claims operations and to address emerging claim trends, approximately 63% of our employees work in our claims management operations. Of these employees, 47% comprise our in-house claims litigation team.
Distribution
We market and sell our products primarily through our network of over 10,200 licensed independent agents (4,300 in Florida). In addition to our independent agent force, we offer policies through our direct-to-consumer online distribution platforms. Our strong relationships with our independent agents and their relationships with their customers are critical to our ability to identify, attract and retain profitable business. We actively participate in the recruitment and training of our independent agents and provide each agency with training sessions on topics such as underwriting guidelines and submitting claims. We also engage a third-party market representative to assist in ongoing training and recruitment initiatives in all of the states in which we write business.
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
In addition to distributing our products through our independent agent network, we also utilize our differentiated direct-to-consumer online distribution platforms. Universal DirectSM enables homeowners to directly purchase, pay for and bind homeowners policies online without the need to directly interface with any intermediaries. Universal DirectSM was offered in all 19 states in which we do business as of December 31, 2021.
In 2019, we introduced a multi-rater quote-to-bind platform, Clovered.com, where consumers can receive side-by-side quotes from multiple carriers across multiple states, in addition to educational materials about homeowners insurance policies.
Real Estate
The Grand Palm Development Group (“Grand Palm”) is UVE’s real estate development entity, which we created to help diversify UVE’s investment portfolio. Grand Palm develops and either operates or sells residential properties. Grand Palm also evaluates undeveloped parcels of land for investment opportunities on an ongoing basis.

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
See “Part II—Item 8—Note 3 (Investments)” and “Part I—Item 1A—Risk Factors—Risks Relating to Investments” for more information about our investments.
Markets and Competition
Markets
We sell insurance products in the following 19 states: Alabama, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, South Carolina and Virginia. We have additional licenses to write in Tennessee and Wisconsin. During 2021, our total direct premiums written was 83.1% in Florida and 16.9% in other states. The Florida market as a whole tends to consistently be a top-three personal residential homeowners insurance market in the United States based on direct premium written, due in large part to higher average pricing levels that are necessary to address the hurricane risk exposure in the state (from June 1 through November 30) and other market conditions.
Hurricanes or other catastrophic events can significantly impact earnings for insurance carriers in Florida and other coastal states, depending on the strength of their reinsurance programs and partners and the level of net retention to which the carriers subscribe. For example, volatility and market dislocation were evident in Florida following Hurricane Andrew in 1992, the 2004 and 2005 hurricane seasons (during which eight hurricanes made landfall in coastal states), as well as following the 2017, 2018 and 2019 hurricane seasons. Earnings of insurance carriers can also be affected by years similar to 2020 where there was a heightened frequency of events, but lower severity. Given the potential for significant personal property damage, the availability of homeowners insurance and claims servicing are vitally important to coastal states’ residents. The benefits of UVE’s reinsurance strategy in 2021 and the specific programs are further discussed below and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Competition
The market for homeowners insurance is highly competitive. In many of the states in which we write business, we compete with small or regional insurers that might have greater familiarity with the local markets than we do. We also compete with large national insurers, many of which have substantial brand awareness, experience and capital resources. See “Part I—Item 1A—Risk Factors—Risks Relating to Our Business and Operations—Our future results are dependent in part on our ability to successfully operate in a highly competitive insurance industry.” Within the Florida marketplace, due to the dislocating weather events of recent years and other market conditions, such as a proliferation of first-party litigation, competition from other admitted market insurers has waned as a result of some insurers having shown reduced willingness, or in some cases lack of capital, to continue writing business in accordance with state regulations and rating agency requirements. Although the timing is uncertain, we expect the lull in admitted market competition to be advantageous to companies with sufficient capital, and expect long term competition to normalize as either new capital explores opportunities that might arise or premiums and products adjust to the current market dynamics.
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
Several states, including Florida, have insurance mechanisms that provide insurance to consumers who are not otherwise able to obtain coverage in the private insurance market. The largest such insurance mechanism is Florida’s Citizens Property Insurance Corporation (“Citizens”). The degree to which these state-authorized insurance mechanisms compete with private insurers such as the Insurance Entities varies over time depending on market and public policy considerations beyond our control. Currently, due to adverse market conditions including the proliferation of claims-related litigation, UPCIC and other authorized insurers have filed and received approval of rate increases in Florida that in many instances exceed the amount by which Citizens may increase its rates in any single year. Citizens’ rate changes are limited by law, and accordingly, in times of rising insurance rates, its premiums can significantly lag those of the authorized market. This in turn causes Citizens to increasingly become the low-cost option for many policyholders; in essence, Citizens has a statutorily-created, and ultimately consumer-subsidized, pricing advantage over authorized insurers operating in the state, including the Insurance Entities. This is evidenced in the current market by the rapid growth in policy count Citizens experienced in 2021 and expects to continue experiencing in 2022.
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
The current trends in the industry in regard to ease-of-use suggest an increased focus on utilizing technology in the distribution channel, enabling technology and machine learning in the underwriting domain, as well as utilizing actionable intelligence in claims management services. We believe there is significant opportunity to improve the customer experience across all consumer touch points. We are committed to delivering solutions to enable the consumer to prepare, protect and recover from losses as well as to learn about insurance. We believe effective integration and knowledge transfer to the consumer will result in improved customer satisfaction and encourage consumer retention. In addition, UVE’s strong operating teams and streamlined in-house value-added services strive to provide value to consumers through operating efficiencies across the business. Our monthly weighted average renewal retention rate for the year ended December 31, 2021 was 87.5%.
Reinsurance
Reinsurance enables the Insurance Entities to limit potential exposures to catastrophic events. Reinsurance contracts are typically classified as treaty or facultative contracts. Treaty reinsurance provides coverage for all or a portion of a specified group or class of risks ceded by the primary insurer, while facultative reinsurance provides coverage for specific individual risks. Within each classification, reinsurance can be further classified as quota share or excess of loss. Quota-share reinsurance is where the primary insurer and the reinsurer share proportionally or pro-rata in the direct premiums and losses of the insurer. Excess-of-loss reinsurance indemnifies the direct insurer or reinsurer for all or a portion of the loss in excess of an agreed upon amount or retention.
Developing and implementing our reinsurance strategy to adequately protect our balance sheet and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key strategic priority for UVE. For 2021, the Insurance Entities utilized excess of loss reinsurance in various forms. The benefits of the reinsurance strategy in 2021 and the specific programs are further discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In order to limit our potential exposure to catastrophic events, the Insurance Entities purchase significant reinsurance from third-party reinsurers and the Florida Hurricane Catastrophe Fund (the “FHCF”). The Florida Office of Insurance Regulation (“FLOIR”) requires the Insurance Entities, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ respective 2021-2022 reinsurance programs meet the FLOIR’s requirements, which are based on, among other things, successfully demonstrating cohesive and comprehensive reinsurance programs that satisfy a series of stress test catastrophe loss scenarios based on past historical events. Similarly, the Insurance Entities’ respective 2021-2022 reinsurance programs meet the stress test and review requirements of Demotech, Inc., for maintaining Financial Stability Ratings® of A (Exceptional).
FHCF is a legislatively-created entity in Florida that provides a layer of reimbursement (reinsurance) protection at a price that is typically lower than what would otherwise be available in the third-party reinsurance market. The purpose of the FHCF is to protect and advance the state’s interest in maintaining residential property insurance capacity in Florida by providing reimbursements to insurers for a portion of their Florida hurricane losses. Most property and casualty insurers operating in Florida, including the Insurance Entities, are subject to assessment if the FHCF lacks sufficient claims-paying resources to meet its reimbursement obligations to insurers. FHCF assessments are added to policyholders’ premiums and are collected and remitted by the insurers, including the Insurance Entities. All homeowner insurance companies that write business in Florida, including the Insurance Entities, are required to obtain a specified minimum level of reimbursement protection through the FHCF. Insurance companies then are able to optionally purchase additional FHCF coverage. The Insurance Entities currently purchase reimbursement protection at the maximum level offered by the FHCF. Currently, the FHCF provides $17 billion of aggregate capacity annually to its participating insurers, which may be adjusted by statute from time to time and which is allocated among participating insurers according to factors such as the participating insurers’ relative hurricane exposures and their respective coverage elections.
We believe the Insurance Entities’ retentions under the respective reinsurance programs are appropriate and structured to protect our customers. We test the sufficiency of our reinsurance programs by subjecting the Insurance Entities’ personal residential exposures to statistical testing using a third-party hurricane model, RMS RiskLink v18.1 (Build 1945). This model combines simulations of the natural occurrence patterns and characteristics of hurricanes, tornadoes, earthquakes and other catastrophes with information on property values, construction types and occupancy classes. The model outputs provide information concerning the potential for large losses before they occur, so companies can prepare for their financial impact. Furthermore, as part of our operational excellence initiatives, we continually look to enable new technology to refine our data intelligence on catastrophe risk modeling.
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
Government Regulation
We are subject to extensive regulation in the markets we serve, primarily at the state level, and will become subject to the regulations of additional states in which we seek to conduct business in the future. These regulations cover all aspects of our business and are generally designed to protect the interests of policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and forms, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges and a variety of other financial and non-financial components of our business. From time to time, states also enact legislation designed to increase consumer protections and curtail fraud or abuses in the insurance market. In 2019, the Florida legislature adopted laws increasing Florida policyholders’ rights when they assign rights of recovery under their policies to third party vendors. These laws also aim to reduce lawsuits initiated against the policyholders’ insurers by vendors holding these assignments. Among other things, the new laws require vendors to notify insurers of amounts in dispute, allow insurers to make pre-suit settlement offers or seek resolution through alternative dispute resolution mechanisms, and in certain situations preclude the vendors from recovering attorneys’ fees or require the vendors to pay the insurers’ attorneys’ fees. Similarly, in 2021, the Florida legislature adopted reforms intended to address the proliferation of first-party claims litigation that has caused adverse consequences throughout the state’s residential property insurance market. On the other hand, policymakers’ decisions to not change existing laws has allowed, and might continue to allow, certain adverse interpretations of law and resulting litigation to continue or worsen. Among other things, these new laws require an insured to notify the insurer before commencing litigation and give the insurer an opportunity to make a written offer that, in certain situations, can limit the amount of attorneys’ fees otherwise recoverable from the insurer. See “Part I—Item 1A—Risk Factors—Risks Relating to the Insurance Industry-We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth and profitability.”

Examinations
As part of their regulatory oversight process, state insurance departments conduct periodic financial examinations of the books, records, accounts and operations of insurance companies that are authorized to transact business in their states. In general, insurance regulatory authorities defer to the insurance regulatory authority in the state in which an insurer is domiciled; however, insurance regulatory authorities in any state in which we operate may conduct examinations at their discretion. Under Florida law, the periodic financial examinations generally occur every five years, although the FLOIR or other states may conduct limited or full scope reviews more frequently. In addition, state insurance regulatory authorities may make inquiries, conduct investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance laws and regulations. These inquiries or examinations may address, among other things, the form and content of disclosures to consumers, advertising, sales practices, underwriting and claims practices, cancellation and nonrenewal procedures and complaint handling. The reports arising from insurance authorities’ examination processes typically are available to the public at the conclusion of the examinations. In addition, insurance companies and other companies are subject to other types of audits, examinations or other similar inquiries by governmental authorities based on the nature of the business they conduct.
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
Florida holding company laws also require certain insurers to submit an Own Risk and Solvency Assessment, or ORSA, summary report to the FLOIR each year, summarizing the insurer’s evaluation of the adequacy of its risk management framework. The Company filed its most recent ORSA summary report in December 2021.
Capital Requirements
State insurance authorities monitor insurance companies’ solvency and capital requirements using various statutory requirements and industry ratios. Initially, states require minimum capital levels based on the lines of business written by a company and set requirements regarding the ongoing amount and composition of capital. Certain state regulators also require state deposits in their respective states. See “Part II—Item 8—Note 5 (Insurance Operations)” for more information about state deposits. As a company grows, additional capital measures and standards may be implemented by a regulator. Regulatory authorities use a risk-based capital (“RBC”) model published by the National Association of Insurance Commissioners (“NAIC”) to monitor and regulate the capital adequacy and solvency of licensed property and casualty insurance companies. These guidelines measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing, (ii) declines in asset values arising from credit risk and (iii) other business risks. Most states, including Florida, have enacted the NAIC guidelines as statutory requirements, and insurers having less surplus than required by applicable statutes and ratios are subject to varying degrees of regulatory action depending on the level of capital inadequacy. As of December 31, 2021, the Insurance Entities’ RBC ratios exceed applicable statutory requirements. See “Part I—Item 1A—Risk Factors—Risks Relating to the Insurance Industry—The amount of statutory capital and surplus that each of the Insurance Entities has and the amount of statutory capital and surplus it must hold can vary and are sensitive to a number of factors outside of our control, including market conditions and the regulatory environment and rules.”
Restrictions on Dividends and Distributions
As a holding company with no significant business operations of its own, we rely on dividend payments from our subsidiaries as our principal source of cash to pay dividends, purchase our common shares, support subsidiary operations and development, and meet our short- and long-term obligations. Dividends paid by our subsidiaries other than the Insurance Entities are not subject to the statutory restrictions set forth in the Florida Insurance Code. Dividends paid by UVE to our shareholders in 2021 were paid from the earnings of UVE and our subsidiaries other than the Insurance Entities.
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
Underwriting and Marketing Restrictions
From time to time, regulatory and legislative bodies in Florida and in other states have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations (i) restrict certain policy non-renewals or cancellations and require advance notice on certain policy non-renewals and (ii) from a practical standpoint, limit or delay rate changes for a specified period during or after a catastrophe event. Most states, including Florida, also have insurance laws requiring that rate schedules and other information be filed and approved by the insurance regulatory authority in advance of being implemented. The insurance regulatory authority may disapprove a rate filing if it finds that the proposed rates would be inadequate, excessive or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by many factors including class of business, hazard covered, risk location and size of risk.
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
Privacy and Information Security Regulation
Federal and state laws and regulations require certain business entities to protect the security and confidentiality of non-public personal information and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of customer information and their practices relating to protecting the security and confidentiality of that information. The NAIC issued a model law on cybersecurity, which is leading to adoption of the same or similar provisions in the states where we do business. In addition, some states have adopted, and others might adopt, cybersecurity regulations that differ from proposed model acts or from the laws enacted in other states. Federal and state lawmakers and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of non-public personal information. See “Part I—Item 1A—Risk Factors—Risks Relating to Our Business and Operations—Breaches of our information systems or denial of service on our website could have an adverse impact on our business and reputation.”
Statutory Insurance Organizations
Many states in which the Insurance Entities operate have statutorily-mandated insurance organizations or other insurance mechanisms in which the Insurance Entities are required to participate or to potentially pay assessments. Each state has insurance guaranty association laws providing for the payment of policyholders’ claims when insurance companies doing business in that state become insolvent. These guaranty associations typically are funded by assets of the failed insurance companies and by assessments on insurance companies transacting business in the respective states. When the Insurance Entities are subject to assessments, they generally must remit the assessed amounts to the guaranty associations. The Insurance Entities subsequently seek to recover the assessed amounts through recoupments from policyholders. In the event the Insurance Entities are not able to fully recoup the amounts of those assessments, such unrecovered amounts can be credited against future assessments, or the remaining receivable may be written off. While we cannot predict the amount or timing of future guaranty association assessments, we believe that any such assessments will not have a material effect on our financial position or results of operations. See “Part I—Item 1A—Risk Factors—Risks Relating to the Insurance Industry—Regulations limiting rate changes and requiring us to participate in loss sharing or assessments may decrease our profitability.”
Human Capital Resources
The Company is a vertically integrated insurance holding company with its employees performing substantially all insurance and support related services for our Insurance Entities, including policy underwriting, marketing, online distribution, risk management and claims management. As of February 1, 2022, we had 1,047 full-time employees, of whom 93% are based in Florida. Approximately 63% of our employees work in our claims management operations. Of these employees, 47% comprise our in-house claims litigation team. In the event we experience an unusually high volume of claims due to a hurricane or severe weather event, in addition to cross-trained staff, the Company utilizes outsourced third-party adjusters and outsourced call center support to maintain regulatory and internal service standards.

Our other policy functions, underwriting and risk management and marketing and online distribution employ approximately 6% and 17% of our employees, respectively. We sell our insurance products primarily through our network of licensed independent agents or through a relatively small team of licensed agents comprising our in-house distribution sales force, mostly limited to online sales. More than 52% of our employees have received insurance licenses from the State of Florida, and we reimburse employees for costs associated with acquiring and maintaining insurance licensing.
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
Available Information
Our corporate headquarters is located in Fort Lauderdale, FL. Our investor website is UniversalInsuranceHoldings.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments thereto, are available, free of charge, through our website as soon as reasonably practicable after their filing with the Securities and Exchange Commission (“SEC”). These filings are also available on the SEC’s website at sec.gov.

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
•increases to our claims costs due to inflation caused by factors such as building materials, supply chain disruption and labor shortages;
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

As a provider of services typically categorized as essential, we are required to maintain operations and continue to pay claims to policyholders. Uncertainty around claims patterns including impediments to adjusting claims in the field could negatively impact our ability to timely and properly pay claims and establish reserves. In addition, prolonged disruptions of the supply chain or shortages in labor in key areas of the economy such as construction will adversely affect our claims costs. Access to capital, if needed, could be hampered, and the cost of external capital could be elevated.
In addition, COVID-19 has reduced our ability to bring litigated matters to an efficient conclusion. Cases have continued to mount as courts altered operations to respond to the pandemic, which have delayed proceedings further, thereby adding to the already existing backlog. This has caused litigation related to first-party claims we are defending and subrogation actions we are pursuing to be held in suspense and delayed. Additionally, this has caused an increase in our number of claims in litigation. Even as restrictions related to COVID-19 are reduced going forward, the backlog in the judicial system may take months and possibly years to be alleviated.

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
Because of the exposure of our property and casualty business to catastrophic events, our operating results and financial condition have varied significantly from one period to the next, and our historical results of operations may not be indicative of future results of operations. Property damage resulting from catastrophes is the greatest risk of loss we face in the ordinary course of our business. Catastrophes can be caused by various natural and man-made disasters, including hurricanes, wildfires, tornadoes, tropical storms, sinkholes, windstorms, hailstorms, explosions, earthquakes and acts of terrorism. Because of our concentration in Florida, and in particular in Broward, Palm Beach and Miami-Dade counties, we are exposed to hurricanes and windstorms, and other catastrophes affecting Florida. We have incurred and may in the future incur catastrophe losses in Florida or elsewhere in excess of those experienced in prior years; those estimated by catastrophe models we use; the average expected level used in pricing; and our current reinsurance coverage limits. We are also subject to claims arising from weather events such as rain, hail and high winds. Additionally, in Florida, the prevalence of represented and litigated claims has led to a significant number of non-catastrophe claims being filed in conjunction with, or during the course of, catastrophe claims. The nature and level of future catastrophes, the incidence and severity of weather conditions in any future period, and the impact of catastrophes on behaviors related to non-catastrophe claims cannot be predicted and could materially and adversely impact our operations.
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
We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and LAE for reported and unreported claims as of the end of each accounting period. The reserve for losses and LAE is reported net of receivables for subrogation. Recorded claim reserves in the property and casualty business are based on our best estimates of what the ultimate settlement and administration of claims will cost, both reported and incurred but not reported (“IBNR”). These estimates, which generally involve actuarial projections, are based on management’s assessment of known facts and circumstances, including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims and contractual terms. External factors are also considered, which include but are not limited to changes in the law, court decisions, changes to regulatory requirements, economic conditions including inflation as experienced in 2021, and consumer behavior. Many of these factors are not quantifiable and are subject to change over time. The current Florida homeowners’ insurance market is adversely impacted by changes in claimant behaviors resulting in losses and LAE exceeding historical trends, amounts experienced in other states, and amounts we previously estimated. The increases in losses and LAE are attributable to the active solicitation of claims activity by policyholder representatives, high levels of represented claims compared to historical patterns or patterns seen in other states, and a proliferation of inflated claims filed by policyholder representatives and vendors. These trends are facilitated by Florida’s legal climate, including the threat of one-way attorneys’ fees against insurers and the relatively high cost of defending against inflated claims in relation to amounts in dispute.

Additionally, there sometimes is a significant reporting lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time elapse before a definitive determination of liability is made. The deterioration in the current Florida market also has produced an increased number of claims that are filed or re-opened well after the alleged dates of loss. We continually refine reserve estimates as experience develops and as subsequent claims are reported and settled. Adjustments to reserves are reflected in the financial statement results of the periods in which such estimates are changed. The adverse conditions in Florida and inflationary pressure causing increases in the costs of building materials and labor have resulted in our paid losses exceeding prior reserve estimates and in increases in our current estimates of unpaid losses and LAE. Because setting reserves is inherently uncertain and claims conditions change over time, the ultimate cost of losses has varied and, in the future, may vary materially from recorded reserves, and such variance may continue to adversely affect our operating results and financial condition. The full extent of the ongoing disruptions and claims behaviors in the Florida market is unknown and still unfolding.

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
Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, LAE, reinsurance costs and underwriting expenses and to earn a profit. In order to price our products accurately and adequately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. We have partnered with an industry leading homeowners insurance data aggregator and have over 23 years of claims experience to leverage during the rate making process, most of which is in the State of Florida. During the Underwriting and rating process we also collect and leverage data points related to age, location, and construction characteristics that have rating implications, and establish Insurance to Value estimates for proper rating. Our ability to price our products accurately and adequately is subject to a number of risks and uncertainties, some of which are outside our control, including:
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
As a result, we could underprice risks, which would negatively affect our profit margins and result in significant underwriting losses. We could also overprice risks, which could reduce the number of policies we write and our competitiveness. In either event, our profitability could be materially and adversely affected. If our policies are overpriced or underpriced by geographic area, policy type or other characteristics, we may not be able to achieve desirable diversification in our risks. These concerns are compounded when Florida’s statutorily-created residual property insurance market, Citizens, provides insurance based on rates substantially below its actuarial indication and at resulting premiums lower than those of admitted insurers such as the Insurance Entities.
Unanticipated increases in the severity or frequency of claims adversely affect our profitability and financial condition.
Changes in the severity or frequency of claims affect our profitability. Changes in homeowners’ claim severity can be and have been driven by inflation in the construction industry, in building materials and in home furnishings and by other economic and environmental factors, including increased demand for services and supplies in areas affected by catastrophes, market conditions, supply chain disruptions and labor shortages attributable in part to COVID-19 and related factors, and prevailing attitudes towards insurers and the claims process, including increases in the number of litigated claims or claims involving representation. However, changes in the level of the severity of claims are not limited to the effects of inflation and demand surge in these various sectors of the economy. Increases in claim severity can also arise from unexpected events that are inherently difficult to predict. Significant long-term increases in claim frequency have an adverse effect on our operating results and financial condition. Further, the level of claim frequency we experience varies from period to period, or from region to region. Although we pursue various loss management initiatives in order to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.

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
We currently market our policies to a broad range of prospective policyholders through approximately 4,300 independent insurance agents in Florida as well as approximately 5,900 independent insurance agents outside of Florida. As a result, our business depends on the marketing efforts of these independent agents and on our ability to offer products and services that meet their and their customers’ requirements. These independent insurance agents maintain the primary customer relationship. Independent agents typically represent other insurance companies in addition to representing us, and such agents are not obligated to sell or promote our products. Other insurance companies may pay higher commissions than we do, provide services to the agents that we do not provide, or may be more attractive to the agents than we are. In Florida the statutorily-created residual market currently offers policies at premium levels that in some areas and for some coverage types are lower than premiums the Insurance Entities charge, which must be approved by the Florida Office of Insurance Regulation and cannot be inadequate, excessive or unfairly discriminatory. We cannot provide assurance that we will retain our current relationships, or be able to establish new relationships, with independent agents. The loss of these marketing relationships could adversely affect our ability to attract new agents, retain our agency network, or write new or renewal insurance policies, which could materially adversely affect our business, financial condition and results of operations.
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
Our reinsurance program is designed to mitigate our exposure to catastrophes. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase and the ability of the FHCF to reimburse insurers at levels contemplated by their reimbursement contracts. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same or similar terms and rates as are currently available. In addition, our ability to afford reinsurance to reduce our catastrophe risk may be dependent upon our ability to adequately and timely adjust premium rates for our costs, and there are no assurances that the terms and rates for our current reinsurance program will continue to be available next year or that we will be able to adjust our premiums. The Insurance Entities are responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by our reinsurance program and the FHCF, and for losses that otherwise are not covered by the reinsurance program. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our exposure risk, reduce our insurance writings, seek rate adjustments at levels that might not be approved or might adversely affect policy retention, or develop or seek other alternatives, which could have an adverse effect on our profitability and results of operations.

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
The property and casualty insurance market is cyclical and has experienced periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. As premium levels increase, and competitors perceive an increased opportunity for profitability, new entrants to the market or expansion by existing participants lead to increased competition, a reduction in premium rates, less favorable policy terms and fewer opportunities to underwrite insurance risks. These conditions can have a material adverse effect on our results of operations and cash flows. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers, including changes resulting from multiple and/or catastrophic hurricanes and from increases in represented and litigated claims, affect the cycles of the property and casualty insurance business significantly. Negative market conditions can impair our ability to write insurance at rates that we consider adequate and appropriate relative to the risk written. To the extent that we cannot write insurance at appropriate rates, our business would be materially and adversely affected. We cannot predict whether market conditions will improve, remain constant or deteriorate. An extended period of negative market conditions could have a material adverse effect on our business, financial condition and results of operations.
Because we conduct the majority of our business in Florida, our financial results depend on the regulatory, economic and weather conditions in Florida.
Though we are licensed to transact insurance business in other states, we write a majority of our premium in Florida. Therefore, prevailing regulatory, consumer behavior, legal, economic, political, demographic, competitive, weather and other conditions in Florida disproportionately affect our revenues and profitability. Adverse changes in these conditions make doing business in Florida as opposed to other states less attractive for us and have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified throughout the United States. Further, a single catastrophic event, or a series of such events, specifically affecting Florida, particularly in the more densely populated areas of the state, have had and could in the future have a disproportionately adverse impact on our business, financial condition and results of operations. This is particularly true in certain Florida counties where we write a high concentration of policies such that a catastrophic event, or series of catastrophic events, in these counties have had and could in the future have a significant impact on our business, financial condition and results of operations. The fact that our business is concentrated in Florida subjects us to increased exposure to certain catastrophic events and destructive weather patterns such as hurricanes, tropical storms and tornadoes and to the ensuing claims-related behaviors that have characterized the Florida market in recent years.
Changing climate conditions may adversely affect our financial condition, profitability or cash flows.
Although the incidence and severity of weather conditions are largely unpredictable, the frequency and severity of property claims generally increase when severe weather conditions occur. Longer-term weather trends may be changing, and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with greenhouse gases and extreme weather events linked to rising temperatures, including effects on global weather patterns, sea, land and air temperature, sea levels, rain and snow. To the extent the frequency or severity of weather events is exacerbated due to climate change, we may experience increases in catastrophe losses in both coastal and non-coastal areas. This may cause an increase in claims-related and/or reinsurance costs or may negatively affect our ability to provide homeowners insurance to our policyholders in the future. Governmental entities may also respond to climate change by enacting laws and regulations that may adversely affect our cost of providing homeowners insurance in the future. In addition to the inherent uncertainties associated with studying, understanding and modeling changing climate conditions, available analyses and models in this area typically relate to potential meteorological or sea level impacts and generally are not intended to analyze or predict impacts on insured losses.
We have entered new markets and expect that we will continue to do so, but there can be no assurance that our diversification and growth strategy will be effective.
We seek to take advantage of prudent opportunities to expand our core business into other states where we believe the independent agent distribution channel is strong. As a result of a number of factors, including the difficulties of finding appropriate expansion opportunities and the challenges of operating in unfamiliar markets, there can be no assurance that we will be successful in this diversification even after investing significant time and resources to develop and market products and services in additional states. Initial timetables for expansion may not be achieved, and price and profitability targets may not be feasible. Because our business and experience are based substantially on the Florida insurance market, we may not understand all of the risks associated with entering into an unfamiliar market. For example, the occurrence of significant winter storms in certain states we have expanded into has in some circumstances limited the effectiveness of our revenue and risk diversification strategy by decreasing revenue we expected to receive outside of the Florida hurricane season or increased our overall risk in ways we had not anticipated when entering those markets. This inexperience in certain new markets could affect our ability to price risks adequately and develop effective underwriting standards. External factors, such as compliance with state regulations, especially when different than the regulations of other states in which we do business, obtaining new licenses, competitive alternatives and shifting customer preferences, may also affect the successful implementation of our geographic growth strategy. Such external factors and requirements may increase our costs and potentially affect the speed with which we will be able to pursue new market opportunities. There can be no assurance that we will be successful in expanding into any one state or combination of states. Failure to manage these risks successfully could have a material adverse effect on our business, results of operations and financial condition.
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
•the ability of our claims professionals to ensure consistent and timely claims handling;
•the ability of our claims professionals to translate the information provided by adjusters into acceptable claims resolutions; and
•the ability of our claims professionals to maintain and update our claims handling procedures and systems as they evolve over time based on claims and geographical trends in claims reporting as well as consumer behaviors affecting claims handling.
Any failure to effectively manage the claims adjustment process, including failure to pay claims accurately and in a timely manner and failure to oversee third-party claims adjusters, could lead to material litigation, regulatory penalties or sanctions, undermine our reputation in the marketplace and with our network of independent agents, impair our corporate image and negatively affect our financial results.
Litigation or regulatory actions could result in material settlements, judgments, fines or penalties and consequently have a material adverse impact on our financial condition and reputation.
From time to time, we are subject to civil or administrative actions and litigation. This is especially the case in Florida, where insurance companies, including the Insurance Entities, have experienced increases in first-party litigation due largely to the state’s one-way attorneys’ fee statute and resulting litigation climate. Although we strive to pay meritorious claims in a fair and prompt manner, civil litigation can result when we do not pay insurance claims in the amounts or at the times demanded by policyholders or their representatives. We also may be subject to litigation or administrative actions arising from the conduct of our business and the regulatory authority of state insurance departments or other agencies having oversight or enforcement authority over the various aspects of our business. Further, we are subject to other types of litigation inherent in operating our businesses, employing personnel, contracting with vendors and otherwise carrying out our affairs. As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage have arisen and may in the future arise, including judicial expansion of policy coverage and the impact of new theories of liability, plaintiffs targeting property and casualty insurers in purported class-action litigation relating to claims-

handling and other practices, and adverse changes in loss cost trends, including inflationary pressures in home repair costs or other legal or regulatory conditions incentivizing increases in disputed or litigated claims. Multiparty or class action claims and similar types of actions, especially when incentivized by potential recoveries by representative plaintiffs and their attorneys, present additional exposure to substantial economic, non-economic or punitive damage awards. Litigation or regulatory matters have negatively affected and may in the future negatively affect us by resulting in the payment of substantial awards or settlements, increasing legal and compliance costs, requiring us to change certain aspects of our business operations, diverting management attention from other business issues, harming our reputation with agents and customers or making it more difficult to retain current customers and to recruit and retain employees or agents.
Our future results are dependent in part on our ability to successfully operate in a highly competitive insurance industry.
The property and casualty insurance industry is highly competitive. We compete against large national carriers that have greater capital resources and longer operating histories, regional carriers and managing general agencies, as well as newly formed and less-capitalized companies that might have more aggressive underwriting or pricing strategies. Many of these entities may also be affiliated with other entities that have greater financial and other resources than we have. When competitors attempt to increase market share by lowering rates, we can experience reductions in our underwriting margins, or a decline in sales of our insurance policies as customers purchase lower-priced products from our competitors. Competitors also might adopt more prompt or more effective solutions to adverse market conditions than we are able to implement, providing those competitors with a competitive advantage through lower losses and loss adjustment expenses, more competitive premium levels, or the ability to expand their businesses. Additionally, due to statutorily-imposed limits on rate increases, Florida’s residual property insurance market, Citizens, often charges lower premiums in hard insurance markets than the Insurance Entities are able to charge in accordance with applicable regulatory approvals, actuarial standards and prudent financial management. In hard markets such as the current Florida market, insurance agents and their customers therefore increasingly choose Citizens over private market insurers like the Insurance Entities for their residential property insurance coverage. Because of the competitive nature of the insurance industry, including competition for producers such as independent agents, there can be no assurance that we will continue to develop and maintain productive relationships with independent agents, effectively compete with our industry rivals, or that competitive pressures will not have a material adverse effect on our business, operating results or financial condition.
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

Our computer systems have been, and likely will continue to be, subject to cyber hacking activities, computer viruses, other malicious codes or other computer-related penetrations. This is especially the case as the number of our employees working remotely has increased. We commit significant resources to administrative and technical controls to prevent cyber incidents and protect our information technology, but our preventative actions to reduce the risk of cyber threats may be insufficient to prevent physical and electronic break-ins and other cyberattacks or security breaches, including those due to human vulnerabilities. Any such event could damage our computers or systems; compromise our confidential information as well as that of our customers and third parties with whom we interact; significantly impede or interrupt business operations, including denial of service on our website; and could result in violations of applicable privacy and other laws, financial loss to us or to our policyholders, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and reputational harm, all of which could have a material adverse effect on us. We expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities, exposures, or information security events. Due to the complexity and interconnectedness of our systems, the process of enhancing our protective measures can itself create a risk of systems disruptions and security issues.
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
State insurance regulatory agencies conduct periodic examinations of the Insurance Entities on a wide variety of matters, including policy forms, premium rates, licensing, trade and claims practices, investment standards and practices, statutory capital and surplus requirements, reserve and loss ratio requirements and transactions among affiliates. Further, the Insurance Entities are required to file quarterly, annual and other reports with state insurance regulatory agencies relating to financial condition, holding company issues and other matters. We also are subject to the oversight and jurisdiction of certain other non-insurance regulatory agencies. These agencies typically have the authority to review, examine or investigate certain aspects of our business related to the laws they administer.
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
From time to time, public policy preferences and perceptions affect the insurance market, including insurers’ efforts to effectively maintain rates that allow us to reach targeted levels of rate adequacy and profitability. Despite efforts to address rate needs and other operational issues analytically, facts and history demonstrate that public policymakers, when faced with untoward events and adverse public sentiment, have acted and may in the future act in ways that impede our ability to maintain a satisfactory correlation between rates and risk. This has included, and in the future may include, policymakers’ failures to take steps to address the causes of adverse market conditions. Such acts or failures to act may affect our ability to obtain approval for rate changes that we believe are necessary to attain rate adequacy along with targeted levels of profitability and returns on equity. Additionally, because the Insurance Entities typically must obtain regulatory approval prior to changing rates, delays in the filing, review or implementation of rate changes can adversely affect our ability to attain rate adequacy. This is especially the case in hard markets such as the current Florida market, where many insurers are submitting filings for significant rate increases and consequently thereby affecting the FLOIR’s workload and affecting its ability to timely review filings. Our ability to afford reinsurance required to reduce our catastrophe risk also depends in part on our ability to adjust rates for our costs.
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
Any failure by the Insurance Entities to meet the applicable RBC or minimum statutory capital requirements imposed by the laws of Florida (or other states where we currently or may eventually conduct business) could subject them to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or receivership, which could have a material adverse impact on our reputation and financial condition. Any such failure also could adversely affect our Financial Stability Ratings®.

Any changes in existing RBC requirements, minimum statutory capital requirements, or applicable writings ratios may require us to increase our statutory capital levels, which we may be unable to do, or require us to reduce the amount of premiums we write, which could adversely affect our business and our operating results.
RISKS RELATING TO DEBT OBLIGATIONS
To service our debt, we will require a significant amount of cash. Our ability to generate cash depends on many factors.
In November 2021, we issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”). See “Part II—Item 8—Note 7 (Long-term debt).” Our ability to make payments on or to refinance our indebtedness, including our ability to meet our obligations under the Notes, and to fund our operations depends on our ability to generate cash and may depend on our access to the capital markets. These will depend on our financial and operating performance, which are subject to general economic, financial, competitive, legislative, regulatory and capital market conditions that are beyond our control. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be unable to obtain new financing or to fund our obligations to our customers and business partners, implement our business plans, sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. As a result, we may be unable to meet our obligations under the Notes. In the absence of sufficient capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. We may not be able to consummate those dispositions of assets or obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due, including obligations under the Notes.
Our indebtedness could adversely affect our financial results and prevent us from fulfilling our obligations under the Notes.
In addition to the currently outstanding indebtedness of the Company and its subsidiaries, we may be able to borrow substantial additional indebtedness in the future. If new indebtedness is incurred in addition to our current debt levels, the related risks that we now face could increase. Our indebtedness, including the indebtedness we may incur in the future, could have important consequences for the holders of the Notes, including:
•limiting our ability to satisfy our obligations with respect to the Notes;
•increasing our vulnerability to general adverse economic conditions;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
•requiring a substantial portion of our cash flows from operations for the payment of principal of and interest on our indebtedness and thereby reducing our ability to use our cash flows to fund working capital, capital expenditures and general corporate requirements;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and
•putting us at a disadvantage compared to competitors with less indebtedness.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Real Estate Owned and Used in Operations
We conduct our insurance operations primarily from two locations, our general corporate offices located at 1110 West Commercial Boulevard, Fort Lauderdale, Florida 33309 and an office building located at 5341 Northwest 33rd Avenue, Fort Lauderdale, Florida 33309, which we purchased during fiscal 2019. The renovation project for this office building was completed during 2021.
The majority of our operations is conducted from these two facilities. We believe that our facilities and equipment are generally well maintained, in good operating conditions and suitable and adequate for our present operations. The current facilities are expected to be adequate for our operations for the near future.
There are no mortgage or lease arrangements for our real estate owned property.

ITEM 3.	LEGAL PROCEEDINGS
Lawsuits and other legal proceedings are filed against the Company from time to time. Many of these legal proceedings involve claims under policies that we underwrite and reserve for as an insurer. We are also involved in various other legal proceedings and litigation unrelated to claims under our policies that arise in the ordinary course of business operations. Management believes that any liabilities that may arise as a result of these legal matters will not have a material adverse effect on our financial condition or results of operations. The Company contests liability and/or the amount of damages as appropriate in each pending matter.
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
Our common stock, par value $0.01 per share, is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “UVE.” As of February 22, 2022, there were 40 registered shareholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
As of December 31, 2021 and 2020, there was one shareholder of our Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). We declared and paid aggregate dividends to this holder of record of the company’s Series A Preferred Stock of $10,000 for each of the years ended December 31, 2021 and 2020.
Stock Performance Graph
The following graph and table compare the cumulative total stockholder return of our common stock from December 31, 2016 through December 31, 2021 with the performance of: (i) Standard & Poor’s (“S&P”) 500 Index, (ii) Russell 2000 Index and (iii) S&P Insurance Select Industry Index. We are a constituent of the Russell 2000 Index and the S&P Insurance Select Industry Index. S&P Insurance Select Industry Index consists of all publicly traded insurance underwriters in the property and casualty sector in the United States.

	Period Ended
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Universal Insurance Holdings, Inc.	$99.12	$140.19	$106.22	$60.01	$71.05
S&P 500 Index	121.83	116.49	153.17	181.35	233.41
Russell 2000 Index	114.65	102.02	128.06	153.62	176.39
S&P Insurance Select Industry Index	113.29	106.98	136.56	132.74	163.45

We have generated these comparisons using data supplied by S&P Global Market Intelligence (Centennial, Colorado). The graph and table assume an investment of $100 in our common stock and in each of the three indices on December 31, 2016 with all dividends being reinvested on the ex-dividend date. The closing price of our common stock as of December 31, 2021 (the last trading day of the year) was $17.00 per share. The stock price performance in the graph and table are not intended to forecast the future performance of our common stock and may not be indicative of future price performance.
Dividend Policy
Future cash dividend payments are subject to business conditions, our financial position and requirements for working capital and other corporate purposes, as well as to compliance with the applicable provisions of the Delaware General Corporation Law. Subject to these qualifications, we expect to continue our regular practice of paying a comparable quarterly dividend to our stockholders. See “Part I—Restrictions on Dividends and Distributions,” “Item 1A—Risk Factors—Risks Relating to Insurance Industry” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Registrant Purchases of Equity Securities
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
On November 3, 2020, we announced that our Board of Directors authorized the repurchase of up to $20 million of outstanding shares of our common stock through November 3, 2022 (the “November 2022 Share Repurchase Program”). Under the November 2022 Share Repurchase Program, we repurchased 162,591 shares of our common stock from November 2020 through December 2021 at an aggregate cost of approximately $2.2 million. During the three months ended December 31, 2021, no shares of our common stock were repurchased pursuant to this authorization. As of December 31, 2021, we have the ability to purchase up to approximately $17.8 million of our common stock under the November 2022 Share Repurchase Program.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Trends and Geographical Distribution
Florida Trends
We are currently working through a cycle to improve long-term rate adequacy and earnings for the Insurance Entities by increasing rates and managing exposures, while taking advantage of what we believe to be opportunities in a dislocated market. The Florida personal lines homeowners’ market currently can be characterized as a “hard market”, where insurance premium rates are escalating, insurers are reducing coverages, and underwriting standards are tightening as insurers closely monitor insurance rates and manage coverage capacity. Due to conditions in the Florida market and factors more generally affecting the U.S. and global reinsurance markets, reinsurance capacity in recent years has also been subject to less favorable pricing or terms. These market forces decrease competition among admitted insurers, and ultimately result in the increased use of Citizens, which was created to be the State’s residual property insurance market. In recent years, in response to adverse behaviors and conditions in the Florida residential market, most admitted market competitors have sought and often received approval for significant rate increases. Meanwhile, Citizens’ rate increases are limited by law, resulting in its policies, in a hard market, becoming priced lower than admitted market policies. This causes Citizens to become viewed as a desirable alternative to the admitted market as admitted market insurers manage through the hard market challenges. Our Insurance Entities likewise have taken and continue to take action to manage through this hard market by increasing rates and prudently managing exposures while also maintaining their competitive position in the market and supporting our current policyholders and agents.
While addressing rate adequacy for the Insurance Entities, we continue to experience inflated costs for losses and LAE in the Florida market, where an industry has developed around the solicitation, filing and litigation of personal residential claims. These dynamics have been made worse by the litigation financing industry which in some cases funds these actions. These behaviors are a chief contributing factor for the rate increases in this market. These behaviors result in a pattern of continued increases in year-over-year levels of represented claims, the inflation of purported claim amounts, and increased demands for attorneys’ fees. Active solicitation of personal residential claims in Florida by policyholder representatives, remediation companies and repair companies has led to an increase in the frequency and severity of personal residential claims in Florida exceeding historical levels and levels seen in other jurisdictions. Information prepared by the Florida Office of Insurance Regulation also shows that claims in Florida are litigated at a substantially disproportionate rate when compared to other states. This is largely due to a Florida statute providing a one-way right of attorneys’ fees against insurers which has, when coupled with certain other statutes and judicial rulings, produced a legal environment in Florida that encourages litigation, in many cases without regard to the underlying merits of the claims. The one-way right to attorneys’ fees essentially means that unless an insurer’s position is entirely upheld in litigation, the insurer must pay the plaintiff’s attorneys’ fees in addition to its own defense costs. This affects not only claims that are litigated to resolution, but also the settlement discussions that take place with nearly all litigated claims. This one-way right to attorney fees creates a nearly risk-free environment, and incentive, for attorneys to pursue litigation against insurers. The result has been a substantial increase in represented and litigated claims in Florida, far outpacing levels experienced in other states.
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
Despite our initiatives, such as those mentioned above, our costs to settle claims in Florida have increased for the reasons mentioned above. For example, the Company has previously increased its current year loss estimates and increased estimates associated with prior years’ claims. Over the past three years, even as we have increased our estimates of prospective losses each year, we have recorded adverse claim development on prior years’ loss reserves and further strengthened current year losses during the year to address the increasing impact Florida’s market disruptions, as well as the impact of rising costs of building materials and labor, have had on the claims process and the establishment of reserves for losses and LAE. The full extent and duration of these market disruptions and inflationary pressures are unknown and still unfolding, and we will monitor the impact of such disruptions on the recording and reporting of claim costs.
The Company has taken a series of steps over time to mitigate the financial impact of these negative trends in the Florida market. We also have closely monitored rate levels, especially in the Florida market, and have submitted rate filings based upon evolving data. However, because rate filings rely upon past loss and expense data and take time to develop, file and implement, we can experience significant delays between identifying needed rate adjustments, gaining approval of rate changes, and ultimately collecting the resulting increased premiums. In addition, the Company has implemented several initiatives in its claims department in response to the adverse market trends. We utilize our process called Fast Track, which is an initiative to handle straightforward, meritorious claims as promptly as possible to mitigate the adverse impacts that can be seen with claims that remain open for longer periods. In addition, we increased our emphasis on subrogation to reduce our net losses while also recovering policyholders’ deductibles when losses are attributable to the actions of others. We have an internal staff of trained water remediation experts to address the extraordinary number of purported water damage claims filed by policyholders and vendors. We developed a specialized in-house unit for responding to the unique aspects of represented claims, and we have substantially increased our in-house legal staff in an effort to address the increase in litigated or represented claims as cost-effectively as possible.
Additionally, we have taken steps to implement claim settlement rules associated with the Florida legislation passed in 2019 designed to reduce the negative effects of claims involving assignments of benefits (“AOB”). See “Part I— Item 1—Business—Government Regulation.” An AOB is a document signed by a policyholder that allows a third party to be paid for services performed for an insured homeowner who would normally be reimbursed by the insurance company directly after making a claim. Prior to the AOB reform legislation, the Company experienced an increase in the use of AOBs involving litigation by Florida policyholders. Claims paid under an AOB often involve unnecessary litigation, with the Company required to pay both its own defense costs and those of the plaintiff, and, as a result, cost the Company significantly more than claims settled when an AOB is not involved. In 2019, the Florida legislature passed legislation designed to increase consumer protections against AOB abuses and reduce AOB-related litigation. While the Florida legislation addressing abuses associated with AOBs may be beneficial in reducing one aspect of the concerns affecting the Florida market, the overall impact of the deterioration in claims-related tactics and behaviors, including other first-party litigation, thus far has continued to outpace benefits arising from the 2019 AOB reform legislation. More recently, following legislation adopted in Florida’s 2021 legislative session, we have established procedures and dedicated personnel to a new pre-suit notice and offer process. The new process requires policyholders or their attorneys to notify insurers at least ten days before commencing litigation and allows insurers an opportunity to make pre-suit settlement offers. The policyholders’ ability to recover attorneys’ fees is determined according to a scale that compares the ultimate outcomes of the cases to the insurers’ pre-suit offers. Although this new process is intended to reduce claims litigation and encourage settlements, it is too early to evaluate whether it will be successful in limiting the types of settlement demands and litigation that have plagued the Florida market or in offsetting other factors adversely affecting the market such as increased costs of building materials and labor.
Geographical Distribution
Direct premiums written continue to increase across the states in which we conduct business. As a result of our business strategy, rate changes and disciplined underwriting initiatives, we have seen a decrease in policy count, but an increase in in-force premium and total insured value in almost all states for the past three years. Direct premiums written for states outside of Florida increased 6.1%, representing a $16.2 million increase during 2021. Direct premiums written for Florida increased 11.0%, representing a $137.6 million increase during 2021. The following table provides direct premiums written for Florida and other states for the years ended December 31, 2021 and 2020 (dollars in thousands):

	For the Years Ended				Growth Year Over Year
	December 31, 2021		December 31, 2020
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$1,388,318	83.1%	$1,250,748	82.4%	$137,570	11.0%
Other states	282,934	16.9%	266,731	17.6%	16,203	6.1%
Grand total	$1,671,252	100.0%	$1,517,479	100.0%	$153,773	10.1%
We seek to grow and generate long-term rate adequate premium in each state where we offer policies. Our diversification strategy seeks to increase business outside of Florida and to improve geographical distribution within Florida. Premium growth outside Florida is a measure monitored by management in its efforts to meet that objective.

The geographical distribution of our policies in force, premium in force and total insured value across all states were as follows, as of December 31, 2021, 2020 and 2019 (dollars in thousands, rounded to the nearest thousand):

	As of December 31, 2021
			Premium		Total Insured
State	Policy Count	%	In Force	%	Value	%
Florida	695,533	73.7%	$1,395,476	83.1%	$203,062,948	63.3%
North Carolina	58,644	6.2%	57,534	3.4%	22,703,801	7.1%
Georgia	41,097	4.4%	53,956	3.2%	19,057,338	5.9%
Massachusetts	16,793	1.8%	23,790	1.4%	11,467,490	3.6%
Virginia	23,306	2.5%	21,069	1.3%	13,854,648	4.3%
Alabama	14,484	1.5%	19,966	1.2%	5,725,381	1.8%
Indiana	17,744	1.9%	19,018	1.1%	6,810,107	2.1%
Minnesota	11,934	1.2%	18,216	1.1%	6,372,221	2.0%
New Jersey	14,844	1.6%	18,054	1.1%	9,523,904	3.0%
South Carolina	17,563	1.8%	17,976	1.1%	6,860,210	2.1%
Pennsylvania	13,930	1.5%	14,688	0.9%	6,528,352	2.0%
Maryland	6,615	0.7%	6,003	0.4%	2,802,756	0.9%
Michigan	3,476	0.4%	4,572	0.3%	1,585,940	0.5%
New York	2,808	0.3%	3,814	0.2%	1,898,297	0.6%
Delaware	1,819	0.2%	2,316	0.1%	1,061,987	0.3%
Hawaii	1,773	0.2%	1,974	0.1%	903,844	0.3%
Illinois	786	0.1%	1,006	—%	409,660	0.1%
New Hampshire	369	—%	301	—%	235,154	0.1%
Iowa	75	—%	92	—%	34,396	—%
Total	943,593	100.0%	$1,679,821	100.0%	$320,898,434	100.0%

	As of December 31, 2020
			Premium		Total Insured
State	Policy Count	%	In Force	%	Value	%
Florida	728,211	73.9%	$1,252,916	82.4%	$192,504,430	63.6%
Georgia	46,678	4.7%	57,251	3.8%	20,141,751	6.7%
North Carolina	62,849	6.4%	55,307	3.6%	21,500,109	7.1%
Virginia	23,546	2.4%	20,226	1.3%	12,959,884	4.3%
Massachusetts	15,090	1.5%	20,161	1.3%	9,507,917	3.1%
Indiana	19,839	2.0%	18,328	1.2%	7,171,623	2.4%
Minnesota	12,730	1.3%	17,863	1.2%	6,252,822	2.1%
Alabama	13,632	1.4%	17,409	1.2%	4,953,449	1.6%
South Carolina	17,877	1.8%	16,886	1.1%	6,297,270	2.1%
Pennsylvania	17,183	1.7%	14,540	1.0%	7,394,773	2.4%
New Jersey	11,576	1.2%	12,915	0.9%	6,684,386	2.2%
Maryland	5,664	0.6%	4,816	0.3%	2,226,324	0.7%
Michigan	3,494	0.4%	4,290	0.3%	1,478,595	0.5%
New York	1,936	0.2%	2,251	0.2%	1,159,105	0.4%
Hawaii	2,031	0.2%	1,983	0.1%	901,401	0.3%
Delaware	1,581	0.2%	1,908	0.1%	870,728	0.3%
Illinois	497	0.1%	580	—%	235,593	0.1%
New Hampshire	409	—%	312	—%	238,121	0.1%
Iowa	7	—%	7	—%	2,774	—%
Total	984,830	100.0%	$1,519,949	100.0%	$302,481,055	100.0%

	As of December 31, 2019
			Premium		Total Insured
State	Policy Count	%	In Force	%	Value	%
Florida	662,343	74.6%	$1,070,034	82.5%	$164,654,848	64.3%
Georgia	42,637	4.8%	49,615	3.8%	17,536,031	6.9%
North Carolina	58,283	6.6%	49,420	3.8%	19,150,001	7.5%
Massachusetts	13,596	1.5%	17,991	1.4%	8,312,929	3.2%
Indiana	18,291	2.1%	16,643	1.3%	6,458,310	2.5%
Minnesota	12,466	1.4%	16,035	1.2%	5,881,338	2.3%
South Carolina	16,682	1.9%	15,705	1.2%	5,575,934	2.2%
Virginia	16,313	1.8%	14,111	1.1%	8,415,470	3.3%
Pennsylvania	16,874	1.9%	13,726	1.1%	6,922,815	2.7%
Alabama	11,186	1.3%	12,998	1.0%	3,923,446	1.5%
New Jersey	7,145	0.8%	7,554	0.6%	3,824,506	1.5%
Michigan	3,417	0.4%	4,089	0.3%	1,399,470	0.5%
Maryland	4,181	0.5%	3,474	0.3%	1,600,113	0.6%
Hawaii	2,090	0.2%	1,930	0.2%	881,476	0.3%
Delaware	1,273	0.1%	1,500	0.1%	673,331	0.3%
New York	1,183	0.1%	1,244	0.1%	646,130	0.3%
New Hampshire	249	—%	181	—%	135,254	0.1%
Illinois	152	—%	166	—%	65,006	—%
Total	888,361	100.0%	$1,296,416	100.0%	$256,056,408	100.0%

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
Core Loss Ratio ― a common operational metric used in the insurance industry to describe the ratio of current accident year expected losses and LAE to premiums earned. Core loss ratio is an important measure identifying profitability trends of premiums in force. Core losses consists of all other losses and LAE, excluding weather events beyond those expected and prior years’ reserve development. The financial benefit from the management of claims, including claim fees ceded to reinsurers, is recorded in the consolidated financial statements as a reduction to core losses.
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
Developing and implementing our reinsurance strategy to adequately protect our balance sheet and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key strategic priority for us. In order to limit the Insurance Entities’ potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers and the Florida Hurricane Catastrophe Fund (“FHCF”). The Florida Office of Insurance Regulation (“FLOIR”) requires the Insurance Entities, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ respective 2021-2022 reinsurance programs meet the FLOIR’s requirements, which are based on, among other things, successfully demonstrating cohesive and comprehensive reinsurance programs that protect the policyholders of our Insurance Entities as well as satisfying a series of stress test catastrophe loss scenarios based on past historical events. Similarly, the Insurance Entities’ respective 2021-2022 reinsurance programs meet the stress test and review requirements of Demotech, Inc., for maintaining Financial Stability Ratings® of A (Exceptional).
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
UPCIC’s 2021-2022 Reinsurance Program
•First event All States retention of $45 million during the 2021 Atlantic hurricane season; first event Non-Florida retention of $15 million.
•All States first event reinsurance protection extends to $3.364 billion with no co-participation in any of the layers and no limitation on loss adjustment expenses for the non-catastrophe bond Cosaint Re Pte. Ltd. traditional reinsurance while maintaining the same favorable historical deposit premium payment schedules.
•Assuming a first event completely exhausts the $3.364 billion tower, the second event exhaustion point would be $1.101 billion.
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
•For the FHCF Reimbursement Contract effective June 1, 2021, UPCIC has continued the election of the 90% coverage level. We estimate the FHCF layer will provide approximately $1.963 billion of coverage for UPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.
•Secured $383 million of new catastrophe capacity with contractually agreed limits that extend coverage to include the 2022 and 2023 wind seasons. This amount does not include the single limit of $150 million of protection for named windstorm events, which now definitively includes the 2022 wind season and potentially could include the 2023 wind season depending on loss activity in the 2022 wind season, that UPCIC obtained in March 2021 when it entered into a three-year reinsurance agreement with Cosaint Re Pte. Ltd., a reinsurance entity incorporated in Singapore that correspondingly issued notes in a Rule 144A offering to raise proceeds to collateralize its obligations under this agreement.
The first-event All States program described above for UPCIC includes coverage from a captive insurance arrangement that UVE established which inures to the benefit of UPCIC. This intercompany transaction provides UPCIC approximately $13.2 million of reinsurance protection on the first layer of UPCIC’s first-event All States program. This transaction eliminates in consolidation effectively increasing the first event retention noted above to $58.2 million for the consolidated group in the event this limit is exhausted.

The captive insurance arrangement effective June 1, 2021 through May 31, 2022 was terminated effective December 1, 2021, pursuant to the terms of the agreement. In connection with the termination of the agreement, and according to its terms, certain funds held in trust were released to the beneficiary (i.e., UPCIC) and the balance was remitted to the grantor (i.e., UVE) in December 2021. The termination of the agreement results in a first-event All States retention of $58.2 million for UPCIC for the period of December 1, 2021 to May 31, 2022, which is outside of the traditional Atlantic hurricane season.
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
•All States first event tower of $38 million with no co-participation in any of the layers and no limitation on loss adjustment expenses while maintaining the same favorable historical deposit premium payment schedules.
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
•For the FHCF Reimbursement Contract effective June 1, 2021, APPCIC has continued the election of the 90% coverage level. We estimate the FHCF layer will provide approximately $18.4 million of coverage for APPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.
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
The total cost of the 2021-2022 reinsurance programs for UPCIC and APPCIC, excluding internal reinsurance discussed above, is projected to be $584 million, representing approximately 35% of estimated direct premium earned for the 12-month treaty period.

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
The following tables present historical selected consolidated financial data of Universal Insurance Holdings, Inc. and Subsidiaries for the five years ended December 31, 2021 (in thousands, except per share data):

	Years Ended December 31,
	2021	2020	2019	2018	2017
Statement of Income Data:
Revenue:
Direct premiums written	$1,671,252	$1,517,479	$1,292,721	$1,190,875	$1,055,886
Change in unearned premium	(74,634)	(121,856)	(59,600)	(69,235)	(56,688)
Direct premium earned	1,596,618	1,395,623	1,233,121	1,121,640	999,198
Ceded premium earned	(561,155)	(472,060)	(390,619)	(353,258)	(310,405)
Premiums earned, net	1,035,463	923,563	842,502	768,382	688,793
Net investment income (1)	12,535	20,393	30,743	24,816	13,460
Other revenues (2)	71,993	65,437	55,633	49,876	47,093
Total revenue	1,121,851	1,072,770	939,351	823,816	751,916
Costs and expenses:
Losses and loss adjustment expenses	779,205	758,810	603,406	414,455	350,428
Policy acquisition costs	226,167	199,102	177,530	157,327	138,846
Other operating costs	88,066	90,627	94,898	99,161	92,158
Total expenses	1,093,438	1,048,539	875,834	670,943	581,432
Income before income taxes	28,413	24,231	63,517	152,873	170,484
Income tax expense	8,006	5,126	17,003	35,822	63,549
Net income	$20,407	$19,105	$46,514	$117,051	$106,935
Per Share Data:
Basic earnings per common share	$0.65	$0.60	$1.37	$3.36	$3.07
Diluted earnings per common share	$0.65	$0.60	$1.36	$3.27	$2.99
Dividends declared per common share	$0.77	$0.77	$0.77	$0.73	$0.69

	As of December 31,
	2021	2020	2019	2018	2017
Balance Sheet Data:
Total invested assets	$1,093,680	$919,924	$914,586	$908,154	$730,023
Cash and cash equivalents	250,508	167,156	182,109	166,428	213,486
Total assets	2,056,141	1,758,741	1,719,852	1,858,390	1,454,999
Unpaid losses and loss adjustment expenses	346,216	322,465	267,760	472,829	248,425
Unearned premiums	857,769	783,135	661,279	601,679	532,444
Long-term debt (3)	103,676	8,456	9,926	11,397	12,868
Total liabilities	1,626,439	1,309,479	1,225,951	1,356,757	1,015,011
Total stockholders’ equity	$429,702	$449,262	$493,901	$501,633	$439,988
Shares outstanding end of period	31,221	31,137	32,638	34,783	34,735
Book value per share	$13.76	$14.43	$15.13	$14.42	$12.67
Return on average equity (ROE)	4.6%	4.1%	9.2%	24.1%	25.7%

Selected Data:
Loss and loss adjustment expense ratio (4)	75.3%	82.2%	71.6%	53.9%	50.9%
General and administrative expense ratio (5)	30.2%	31.4%	32.3%	33.4%	33.5%
Combined Ratio (6)	105.5%	113.6%	103.9%	87.3%	84.4%

(1)Net investment income excludes net realized gains (losses) on sale of investments and net change in unrealized gains (losses) of equity securities.
(2)Other revenue consists of commission revenue, policy fees, and other revenue.
(3)For the year ended December 31, 2021, long-term debt includes a private placement of $100 million of 5.625% Senior Unsecured Notes due 2026. See “Part II—Item 8—Note 7 (Long-term debt).”
(4)The loss and loss adjustment expense ratio is calculated by dividing losses and loss adjustment expenses by premiums earned, net.
(5)The general and administrative expense ratio is calculated by dividing general and administrative expense, excluding interest expense, by premiums earned, net. Interest expense was $652 thousand, $102 thousand, $248 thousand, $346 thousand and $348 thousand for the years ended December 31, 2021, 2020, 2019, 2018 and 2017, respectively.
(6)The combined ratio is the sum of the losses and loss adjustment expense ratio and the general and administrative expense ratio.

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
2021 Financial and Business Highlights (comparisons are to 2020 unless otherwise specified)
•Direct premiums written overall grew by $153.8 million, or 10.1%, to $1,671.3 million.
•Policies in force decreased by 41,237, or 4.2%, to 943,593, at December 31, 2021 from 984,830 at December 31, 2020.
•In Florida, direct premiums written grew by $137.6 million, or 11.0%, and in our other states, direct premiums written grew by $16.2 million, or 6.1%.
•Premiums earned, net grew by $111.9 million, or 12.1%, to $1,035.5 million during the year ended December 31, 2021.
•FLOIR approved an overall 14.9% rate increase in September 2021 for UPCIC on Florida personal residential homeowners’ line of business, effective September 2021 for new business and November 2021 for renewals. FLOIR approved an overall 3.9% additional rate increase due to higher reinsurance expenses effective January 2022 for new business and March 2022 for renewal business. Rate increases are in the process of being implemented in other states (Minnesota, Virginia, North Carolina, Alabama) with an average increase of 17.8%.
•Net investment income was $12.5 million compared to $20.4 million.
•Net realized gains on investments were $5.9 million compared to $63.4 million in the prior period. Prior period gains were the result of management’s efforts to realize gains on securities, which was intended to boost statutory surplus in UPCIC.
•Total revenues increased by $49.1 million, or 4.6%, to $1,121.9 million.
•Net loss and LAE ratio decreased to 75.3% during the year ended December 31, 2021 compared to 82.2% during the year ended December 31, 2020.
•Diluted earnings per common share (“EPS”) was $0.65 compared to $0.60 in the prior period.
•Weighted average diluted common shares outstanding were lower by 2.1% to 31.3 million shares as of December 31, 2021 from 32.0 million shares as of December 31, 2020.
•Book value per share decreased by $0.67, or 4.6%, to $13.76 at December 31, 2021 from $14.43 at December 31, 2020.
•Declared and paid dividends per common share of $0.77, including a $0.13 special dividend in December 2021.
•Repurchased 116,886 shares in 2021 at an aggregate cost of $1.6 million.
•Offered Clovered.com in all 19 states in which the Company writes policies as of December 31, 2021.
•Entered into a committed, unsecured $35 million revolving credit line with JP Morgan Chase.
•Completed private placement of $100 million of 5.625% Senior Unsecured Notes due 2026 to support growth.

YEAR ENDED DECEMBER 31, 2021 COMPARED TO YEAR ENDED DECEMBER 31, 2020
Net income was $20.4 million for the year ended December 31, 2021, compared to net income of $19.1 million for the same period in 2020, an increase of $1.3 million, or 6.8%. Diluted EPS for 2021 was $0.65 compared to $0.60 in 2020, an increase of $0.05, or 8.3%. Weighted average diluted common shares outstanding for the year ended December 31, 2021 were lower by 2.1% to 31.3 million shares from 32.0 million shares for the same period of the prior year. Benefiting the year ended December 31, 2021 were increases in premiums earned, net, an increase in commission revenue, partially offset by a decrease in net investment income, a decrease in realized gains year over year and unrealized losses during 2021 compared to modest unrealized gains in 2020, policy fees and other revenue and an increase in operating costs and expenses. Direct premium earned and premiums earned, net were up 14.4% and 12.1%, respectively, due to direct premium written growth in 16 of the 19 states in which we are licensed and writing during the past 12 months as a result of rate increases implemented during 2020 and 2021, partially offset by higher costs for reinsurance flowing through to premiums earned, net. The net loss and LAE ratio was 75.3% for the year ended December 31, 2021, compared to 82.2% for the same period in 2020 reflecting a decrease in excess weather events beyond those expected and lower prior years reserve development, partially offset by higher core net losses. As a result of the above and further explained below, the combined ratio for the year ended December 31, 2021 was 105.6% compared to 113.5% for the year ended December 31, 2020. See “Overview—Trends and Geographical Distribution—Florida Trends” regarding our response to the Florida market.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	(in thousands)
	Years Ended December 31,		Change
	2021	2020	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$1,671,252	$1,517,479	$153,773	10.1%
Change in unearned premium	(74,634)	(121,856)	47,222	(38.8)%
Direct premium earned	1,596,618	1,395,623	200,995	14.4%
Ceded premium earned	(561,155)	(472,060)	(89,095)	18.9%
Premiums earned, net	1,035,463	923,563	111,900	12.1%
Net investment income	12,535	20,393	(7,858)	(38.5)%
Net realized gains (losses) on investments	5,892	63,352	(57,460)	(90.7)%
Net change in unrealized gains (losses) of equity securities	(4,032)	25	(4,057)	NM
Commission revenue	41,649	33,163	8,486	25.6%
Policy fees	22,713	23,773	(1,060)	(4.5)%
Other revenue	7,631	8,501	(870)	(10.2)%
Total premiums earned and other revenues	1,121,851	1,072,770	49,081	4.6%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	779,205	758,810	20,395	2.7%
General and administrative expenses	314,233	289,729	24,504	8.5%
Total operating costs and expenses	1,093,438	1,048,539	44,899	4.3%
INCOME BEFORE INCOME TAXES	28,413	24,231	4,182	17.3%
Income tax expense	8,006	5,126	2,880	56.2%
NET INCOME	$20,407	$19,105	$1,302	6.8%
Other comprehensive income (loss), net of taxes	(18,911)	(17,618)	(1,293)	7.3
COMPREHENSIVE INCOME	$1,496	$1,487	$9	0.6%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$0.65	$0.60	$0.05	8.3%
Weighted average diluted common shares outstanding	31,307	31,972	(665)	(2.1)%

Direct premiums written increased by $153.8 million, or 10.1%, for the year ended December 31, 2021, driven by premium growth within our Florida business of $137.6 million, or 11.0%, and premium growth in our other states business of $16.2 million, or 6.1%, as compared to the same period of the prior year. Rate increases approved in 2020 and 2021 for Florida and for certain other states, as discussed below, were the principal driver of higher written premiums. In total, policies in force declined 41,237, or 4.2%, from 984,830 at December 31, 2020 to 943,593 at December 31, 2021. A summary of the recent rate increases which are driving increases in written premium are as follows:

•In May 2020, the FLOIR approved an overall 12.4% rate increase for UPCIC on Florida personal residential homeowners’ line of business, effective May 2020 for new business and July 2020 for renewals.
•In October 2020, the FLOIR approved an overall 7.6% rate increase for UPCIC on Florida personal residential dwelling lines of business, effective October 2020 for new business and December 2020 for renewals.
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
•In December 2021, the FLOIR approved an overall 3.9% rate increase for UPCIC on Florida personal residential homeowners’ line of business, effective January 2022 for new business and March 2022 for renewals.
•In addition, during the past year, rate increases for UPCIC were approved in Alabama, Georgia, Indiana, Minnesota, North Carolina, and Virginia.
These rate increases are applied on new business submissions and renewals from the effective date of their renewal, and then are earned subsequently over the policy period. The recent rate increases in Florida are in response to rising claim costs driven by higher costs of material and labor associated with claims, the cost of weather events, the rising cost of catastrophe and other reinsurance protecting policyholders and, more importantly, the impact of “social inflation” on claims as claim settlements increasingly have involved inflated demands, representation and litigation. In addition, the Insurance Entities’ policies provide for coverage limits to be adjusted at renewal based on third-party data sources that monitor factors such as changes in costs for residential building materials and labor.
During 2021, management continued efforts to prudently manage policy counts and exposures and implemented new measures intended to slow the growth of written premiums relating to new business compared to prior years while the above rate increases were taking effect. Reduced new business writings, when coupled with natural attrition among policies and selected policy non-renewals, resulted in a decrease in policies in force during 2021. In total we wrote policies in 19 states during 2021 and 2020. In addition, we are authorized to do business in Tennessee and Wisconsin and are proceeding with product filings in those states. At December 31, 2021, premium in force increased $159.9 million, or 10.5%, and total insured value increased $18.4 billion, or 6.1%, compared to December 31, 2020.
Direct premium earned increased by $201.0 million, or 14.4%, for the year ended December 31, 2021, reflecting the earning of premiums written over the past 12 months, including the benefit of rate changes and the changes in policies in force during that time.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents premiums paid to reinsurers for this protection and is a cost which reduces net written and net earned premiums. Ceded premium earned increased $89.1 million, or 18.9%, for the year ended December 31, 2021 as compared to the same period of the prior year. The increase in reinsurance costs reflects an increase in the value of exposures we insure; increased pricing when compared to the expired reinsurance program and differences in the structure and design of the respective programs. Reinsurance costs, as a percentage of direct premium earned, increased from 33.8% in 2020 to 35.1% in 2021 primarily due to the general increase in the pricing of reinsurance which generally takes effect prior to primary rate increases. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period which typically runs from June 1st to May 31st. See the discussion above for the Insurance Entities’ 2021-2022 reinsurance program and “Part II—Item 8— Note 4 (Reinsurance).”
Premiums earned, net of ceded premium earned, grew by 12.1%, or $111.9 million, to $1,035.5 million for the year ended December 31, 2021, reflecting an increase in direct premium earned offset by increased costs for reinsurance.
Net investment income was $12.5 million for the year ended December 31, 2021, compared to $20.4 million for the same period in 2020, a decrease of $7.9 million, or 38.5%. This decrease is largely attributable to significantly lower yields on the reinvested portfolio following the sale of a majority of available-for-sale debt securities in the portfolio that were in an unrealized gain position in the third and fourth quarters of 2020. In the first quarter of 2020, our investment portfolio was adversely impacted by the COVID-19 pandemic-induced market dislocation, but subsequently recovered, generating unrealized gains that were substantially higher than amounts prior to the pandemic. During the third and fourth quarters of 2020, we took advantage of the recovery by monetizing the increase in fair value, generating $56.4 million in net realized gains from the sale of available-for-sale debt securities.
Market rates during the reinvestment of our portfolio in the second half of 2020 were considerably lower than the book yields of the portfolio prior to the sale. Additionally, interest income was down $0.9 million in 2021 compared to the same period of the prior year due to significantly lower yields on cash sweep and short-term cash investing.
Total invested assets were $1,093.7 million as of December 31, 2021 compared to $919.9 million as of December 31, 2020. The increase is attributable to the reinvestment of investment returns and additional contributions to the investment portfolio from excess cash, partially offset by dispositions of equity securities and investment real estate. Cash and cash equivalents were $250.5 million at December 31, 2021 compared to $167.2 million at December 31, 2020, an increase of 49.9%. This increase is largely attributable to the receipt of $100.0 million in proceeds from the private placement of the 5.625% Senior Unsecured Notes and payment of related debt issuance costs of approximately $3.3 million. See “Part II—Item 8—Note 7 (Long-term debt)” and below “Analysis of Financial Condition” for more information. Cash and cash equivalents are invested short term until needed to settle loss and LAE payments, reinsurance premium payments and operating cash needs or until they are deployed by our investment advisors.
Yields from cash and cash equivalents, short-term investments and the available-for-sale debt portfolio are dependent on the composition of the portfolio, future market forces, monetary policy and interest rate policy from the Federal Reserve. During most of 2021, the Federal Reserve has broadly been maintaining lower interest rates, which has impacted the effective yields on newly purchased available-for-sale securities and overnight cash purchases and short-term investments. This trend changed in late 2021 as inflation worries began to impact the financial markets, including the markets’ concern over future Federal Reserve actions of rate hikes and other actions to address inflation concern. As a result, we saw increased yields on securities purchased in late 2021 and increased unrealized losses on our portfolio as increased market yields negatively impact the fair value of much of our debt securities. As discussed above, due to the significant sale of our securities during the third quarter and fourth quarter of 2020, it is expected that future portfolio returns will reflect book yields based on the low yielding market conditions when the portfolio was reinvested.
We sell investments, including securities, from our investment portfolio from time to time to meet our investment objectives or take advantage of market opportunities. During the year ended December 31, 2021, sales of available-for-sale debt securities resulted in a net realized gain of $0.2 million, sales of equity securities resulted in a net realized gain of $2.8 million, the sale of two investment real estate properties, which includes one classified as assets held for sale in 2021, resulted in a realized gain of $2.7 million, and one real estate property classified as assets held for sale in 2021 resulted in a realized gain of $0.2 million, in total generating a net realized gain of $5.9 million. During the year ended December 31, 2020, sales of available-for-sale debt securities resulted in a net realized gain of $56.9 million and sales of equity securities resulted in a net realized gain of $6.5 million, in total generating a net realized gain of $63.4 million. In 2020, we took the opportunity to realize the increase in fair value of available-for-sale debt securities to increase the statutory surplus of UPCIC. See “Part II—Item 8—Note 3 (Investments).”
There was a $4.0 million net unrealized loss in equity securities during the year ended December 31, 2021 compared to a nominal net unrealized gain during the year ended December 31, 2020. Net change in unrealized gains or losses reflected on the income statement are the result of changes in the fair market value of our equity securities during the period for securities still held at the end of the reported period and the reversal of unrealized gains or losses for securities sold during the period. See “Part II—Item 8—Note 3 (Investments).”
Commission revenue is comprised principally of brokerage commissions we earn from third-party reinsurers (excluding the FHCF) on reinsurance placed for the Insurance Entities. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the year ended December 31, 2021, commission revenue was $41.6 million, compared to $33.2 million for the year ended December 31, 2020. The increase in commission revenue of $8.5 million, or 25.6%, for the year ended December 31, 2021 was primarily due to increased commissions from third-party reinsurers earned on increased reinsurance premiums which is attributable due to growth in our insured values, as well as the difference in pricing and structure associated with our reinsurance program when compared to the prior year.
Policy fees for the year ended December 31, 2021 were $22.7 million compared to $23.8 million for the same period in 2020. The decrease of $1.1 million, or 4.5%, was the result of a decrease in the combined total number of new and renewal policies written during the year ended December 31, 2021 compared to the same period in 2020 in states where we are permitted to charge this fee.
Other revenue, representing revenue from policy installment fees, premium financing and other miscellaneous income, was $7.6 million for the year ended December 31, 2021 compared to $8.5 million for the same period in 2020.
The following table presents losses and LAE incurred on a direct, ceded and net basis expressed in dollars and as a percent of the respective amounts of premiums earned. These amounts are further categorized as (i) core losses, (ii) weather events for the current accident year and (iii) prior years’ reserve development (dollars in thousands):

	For the Year Ended December 31, 2021
		Loss		Loss		Loss
	Direct	Ratio	Ceded	Ratio	Net	Ratio
Premiums earned	$1,596,618		$561,155		$1,035,463
Losses and loss adjustment expenses:
Core losses	$696,775	43.6%	$20	—%	$696,755	67.3%
Weather events*	28,000	1.8%	—	—%	28,000	2.7%
Prior years’ reserve development	464,669	29.1%	410,219	73.1%	54,450	5.3%
Total losses and loss adjustment expenses	$1,189,444	74.5%	$410,239	73.1%	$779,205	75.3%

	For the Year Ended December 31, 2020
		Loss		Loss		Loss
	Direct	Ratio	Ceded	Ratio	Net	Ratio
Premiums earned	$1,395,623		$472,060		$923,563
Losses and loss adjustment expenses:
Core losses	$538,826	38.6%	$316	0.1%	$538,510	58.3%
Weather events*	256,917	18.4%	94,954	20.1%	161,963	17.6%
Prior years’ reserve development	284,315	20.4%	225,978	47.9%	58,337	6.3%
Total losses and loss adjustment expenses	$1,080,058	77.4%	$321,248	68.1%	$758,810	82.2%

*	Includes only weather events beyond expected.
See “Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.
Management looks at losses and LAE in three areas, as described below and represented in the tables above, each of which has different drivers that impact reported results. As a result, these components of losses and LAE are described separately. Overall losses and LAE, net of reinsurance recoveries, were $779.2 million resulting in a 75.3% net loss and LAE ratio for the year ended December 31, 2021. This compares to $758.8 million resulting in a 82.2% net loss and LAE ratio for the year ended December 31, 2020. Increased ceded premiums also impact the ratio calculations such that the net loss and LAE ratio for the year ended December 31, 2021 also reflects higher relative reinsurance costs compared to the same period in 2020, which contributed an overall increase of 1.5 percentage points to the net loss and LAE ratio. See the discussion above for the Insurance Entities’ 2021-2022 reinsurance programs and “Part II—Item 8—Note 4 (Reinsurance).”

The factors impacting losses and LAE are as follows:
•Core losses
◦Our core losses consist of all losses and LAE for the current year excluding both weather events for the current year beyond those anticipated in our regular accrual process and prior years’ reserve development. Core losses were 67.3% of net premium earned for the year ended December 31, 2021 compared to 58.3% for the same period in 2020. These losses and loss ratios benefit from the potential profits generated through the management of claims by our claims adjusting affiliate, including claim fees ceded to reinsurers, which are described below, reducing core losses. The core loss ratio for 2020 and 2021 reflects actions taken by management to increase its loss pick to accrue for current accident year reserves. Core losses also increase as premium volume increases year over year. Although the Insurance Entities received rate increases in Florida and certain other states, management has elected not to decrease the core loss ratio compared to the prior year but to increase it and to monitor results until management sees loss costs stabilize in Florida and certain other states. During 2021, management increased the core loss ratio in the second quarter of 2021 by one loss ratio point, in the third quarter of 2021 by an additional one loss ratio point and then in the fourth quarter by an additional two and one half loss ratio points ending the year at a 44.5% loss ratio before the benefit of claim service fees. These increases in the expected ultimate losses made during 2021 were retroactive to January 1, 2021 in all three cases. These increases reflect recent and ongoing trends in weather-related claims, higher expected costs for building materials and labor as a result of inflationary pressure as well as the continuing prevalence of solicited, represented, and litigated claims in Florida resulting in increased claims frequencies, losses and loss adjustment expenses.
•Weather events beyond those expected
◦During 2021 there were a number of weather events which in total exceeded amounts included in our core loss ratio by $28.0 million and are reflected in the above chart.
◦During the year ended December 31, 2020, there were a significant number of storms including Hurricane Sally which in the aggregate significantly exceeded core loss ratio expectations. The number of adverse weather events and resulting claims during the fourth quarter of 2020 exceeded weather event claims reported during the first three quarters. Reported losses from Hurricane Sally significantly benefited from our catastrophe reinsurance protection. Our reinsurance program reduced our direct estimate of Hurricane Sally ultimate losses of $133.4 million to $43.0 million on a net basis after estimated reinsurance recoveries. Other weather events resulting in losses with only limited benefit from our catastrophe reinsurance protection included Hurricanes Isaias, Eta, Delta and Zeta and other unnamed storms tracked by an industry numerically assigned identifier. These weather events during 2020 resulted in direct losses of $123.5 million and $119.0 million net after reinsurance. In 2020 the Company experienced the highest level of unnamed weather events when compared to the previous three years.

•Prior years’ reserve development
◦Two drivers influence the amounts recorded as prior years’ reserve development, namely: (i) changes to prior estimates of direct and net ultimate losses on prior accident years excluding major hurricanes and (ii) changes to prior estimates of direct and net ultimate losses on hurricanes.
▪For the year ended December 31, 2021, prior years’ reserve development totaled $464.7 million of direct losses and $54.5 million of net unfavorable loss development after the benefit of reinsurance.
•For hurricanes, prior years’ reserve development for the year ended December 31, 2021 was the result of a direct increase in the ultimate losses for several hurricanes of $420.4 million offset by ceded hurricane losses of $410.8 million resulting in net unfavorable development of $9.6 million. Direct losses increased for Hurricanes Irma, Sally, Michael, Matthew and Florence. Net development for Hurricane Irma was $20.6 million as a result of limitations on loss adjustment expenses on losses ceded to the Florida Hurricane CAT Fund and the exhaustion of third party coverage on Hurricane Irma and favorable development on Hurricanes Sally and Michael of $11.0 million as a result of changes in amounts ceded to the All States reinsurance coverage which has a lower retention.
•Excluding hurricanes, there was $44.3 million of direct and $44.9 million net prior years’ reserve development during the year ended December 31, 2021. This development, primarily from the 2020, 2019 and 2017 accident years, primarily resulted from the settlement on litigated claims exceeding prior estimated amounts.
•For the year ended December 31, 2020 prior years’ reserve development totaled $284.3 million of direct losses and $58.3 million of net losses after the benefit of reinsurance.
•Prior years’ reserve development, excluding hurricanes described below, was $42.1 million direct and $40.2 million net of reinsurance for the year ended December 31, 2020. This development largely resulted from increased prior-year non-hurricane companion claims in the run up to the expiration of limitations period for Hurricane Irma claims, the emergence of claims associated with AOB litigated claims, and an increase in reopened claims. In 2019, the Florida legislature enacted legislation intended to reduce abuses with claims involving AOB. Prior to the effective date of the new law, the Company experienced an increase in claims reported by vendors seeking to pursue their claims under the prior law. In many instances, these claims have since further developed into litigated claims during 2020. Also, Hurricane Irma made landfall in 2017. In accordance with Florida law, the deadline for filing Hurricane Irma claims expired three years later in September 2020. As a result, in 2020 the Company experienced adverse development due to non-hurricane companion claims reported with new Hurricane Irma claims reported as the deadline approached. In 2020, claims associated with these issues continued to adversely develop; and Florida’s one-way attorneys’ fee statute and overall negative legal environment have led to increased litigation and higher losses and LAE.
•For the year ended December 31, 2020, development of direct and net losses on previously reported hurricanes was $242.2 million direct and $18.1 million net after the benefit of reinsurance. This was principally driven by continued adverse development of previous estimated losses and LAE on Hurricanes Irma, Michael, Florence and Matthew. Net development for the year ended December 31, 2020 principally resulted from an increase in our previously estimated losses and LAE on Hurricane Irma for claims which are not eligible for recovery from the FHCF.
•Florida law in effect at the time of Hurricane Irma barred new, supplemental or reopened claims for loss caused by the peril of windstorm or hurricane unless notice is provided within three years of the event. In September 2020, the three-year period following Hurricane Irma expired. The Company continues to adjust and settle Hurricane Irma claims that were reported prior to the expiration of the three-year period.
The financial benefit generated by our claims adjusting affiliate from the management of claims, including claim fees ceded by our Insurance Entities to reinsurers, was $11.9 million for the year ended December 31, 2021, compared to $17.3 million during the year ended December 31, 2020, driven by the recoveries from reinsurers and internal claim services. The benefit was recorded in the consolidated financial statements as a reduction to losses and LAE.

For the year ended December 31, 2021, general and administrative expenses were $314.2 million, compared to $289.7 million during the same period in 2020, as follows (dollars in thousands):

	For the Years Ended December 31,				Change
	2021		2020		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$1,035,463		$923,563		$111,900	12.1%
General and administrative expenses:
Policy acquisition costs	226,167	21.8%	199,102	21.6%	27,065	13.6%
Other operating costs	88,066	8.5%	90,627	9.8%	(2,561)	(2.8)%
Total general and administrative expenses	$314,233	30.3%	$289,729	31.4%	$24,504	8.5%
(1) Other operating costs includes $652 and $102 of interest expense for the years ended December 31, 2021 and 2020, respectively.
General and administrative expenses increased by $24.5 million, which was the result of increases in policy acquisition costs of $27.1 million primarily due to commissions and premium taxes associated with increased premium, and a decrease in other operating costs of $2.6 million. The expense ratio as a percentage of premiums earned, net was 30.3% for the year ended December 31, 2021 compared to 31.4% for the year ended December 31, 2020.
•The increase in policy acquisition costs as a percentage of premiums earned, net during the year ended December 31, 2021 was a result of higher reinsurance costs reducing premiums earned, net in a greater proportion than the prior year. The commission rate paid to agents on the renewal of Florida policies was reduced 2 percentage points effective April 1, 2021, which will benefit future periods as the new rate structure applies prospectively.
•The decrease in other operating costs of $2.6 million reflects lower performance compensation, lower share-based compensation, lower marketing and distribution costs, and lower costs associated with employee medical benefits. The other operating cost ratio for the year ended December 31, 2021 was 8.5% compared to 9.8% in the year ended December 31, 2020. This reduction, which was partially offset by higher reinsurance costs, reflects several factors including economies of scale as we continue to grow premium, efficiencies gained from leveraging technology and spending discipline.
As a result of the above, the combined ratio for the year ended December 31, 2021 was 105.6% compared to 113.5% for the same period in 2020. The decrease reflects improved underwriting results when compared to the same period of 2020. The reduction was the result of decreases in both the loss and LAE ratio and expense ratio as described above.
Income tax expense increased by $2.9 million to $8.0 million, or 56.2%, for the year ended December 31, 2021, when compared to income tax expense of $5.1 million for the year ended December 31, 2020. Our effective tax rate increased to 28.2% for the year ended December 31, 2021, as compared to 21.2% for the year ended December 31, 2020. Benefiting the 2020 effective tax rate was a non-recurring liability adjustment of 9.7 points of the effective tax rate. Benefiting 2021 effective tax rate was a non-recurring one-year Florida state income tax reduction which benefited the effective tax rate by 1.4 points when compared to 2020. Significant recurring items which impacted the effective tax rate in 2021 were a lower level of disallowed or non-deductible compensation of 2.1 points of the effective tax rate compared to 6.2 points of the effective tax rate in 2020 and a higher impact from excess tax shortfalls from stock-based compensation of 2.3 points of the effective tax in 2021 when compared to 0.4 points in 2020. See “Part II—Item 8—Note 12 (Income Taxes)” for an a table of items impacting the effective tax rate and an explanation of the change in our effective tax rates.
Other comprehensive loss, net of taxes for the year ended December 31, 2021 was $18.9 million compared to other comprehensive loss of $17.6 million for the same period in 2020, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income for available-for-sale debt securities sold. See “Part II—Item 8—Note 14 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods.

YEAR ENDED DECEMBER 31, 2020 COMPARED TO YEAR ENDED DECEMBER 31, 2019
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
(1)Other operating costs includes $102 and $248 of interest expense for the years ended December 31, 2020 and 2019, respectively.
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

ANALYSIS OF FINANCIAL CONDITION AS OF DECEMBER 31, 2021 COMPARED TO DECEMBER 31, 2020
We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of December 31,
Type of Investment	2021	2020
Available-for-sale debt securities	$1,040,455	$819,861
Equity securities	47,334	84,887
Investment real estate, net	5,891	15,176
Total	$1,093,680	$919,924
See “Part II—Item 8—Consolidated Statements of Cash Flows” and “Item 8—Note 3 (Investments)” for explanations on changes in investments. Investment real estate, net was reduced by $9.3 million during 2021 as a result of the sale of two investment real estate properties, one which was classified as assets held for sale earlier in 2021 . The gain on the sale of these two investment properties was $2.7 million.
Restricted cash and cash equivalents decreased by $10.1 million to $2.6 million as of December 31, 2021 as a result of the release of collateral held by a reinsurance captive arrangement between affiliates that was terminated effective December 1, 2021, pursuant to the terms of the agreement. In connection with the termination of the agreement, the affiliates agreed to release funds held in trust due to UPCIC and the balance to the participant of the separate account (UVE) in December 2021. See “Part II—Item 8—Note 18 (Variable Interest Entities)” for more information.
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1st to May 31st of the following year. The increase of $25.3 million to $241.0 million as of December 31, 2021 was primarily due to additional ceded written premium and the reinsurance costs relating to our 2021-2022 catastrophe reinsurance program beginning June 1, 2021, less amortization of ceded written premium for the reinsurance costs earned since the beginning of the program.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE and other expenses that are expected to be recovered from reinsurers. The increase of $25.2 million to $185.6 million as of December 31, 2021 was primarily due to the increased estimate of amounts recoverable from reinsurers relating to settled claims from hurricanes and covered by our reinsurance contracts.
Premiums receivable, net represents amounts receivable from policyholders. The decrease in premiums receivable, net of $2.0 million to $64.9 million as of December 31, 2021 relates to consumer payment behavior of our business.
Deferred policy acquisition costs (“DPAC”) decreased by $1.8 million to $108.8 million as of December 31, 2021, which is consistent with the underlying premium growth and changes to the Company’s commission structure. See “Part II—Item 8—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Income taxes recoverable represents the difference between estimated tax obligations and tax payments made to taxing authorities. As of December 31, 2021, the balance recoverable was $16.9 million, representing amounts due from taxing authorities at that date, compared to a balance recoverable of $30.6 million as of December 31, 2020. Income taxes recoverable as of December 31, 2021 will either be refunded or applied to future periods to offset future federal and state income tax obligations.
Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the year ended December 31, 2021, the deferred income tax asset, net increased by $10.0 million to $16.3 million. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
Other assets increased by $7.2 million to $22.0 million as of December 31, 2021, primarily driven from increases in receivable due from brokers relating to securities sold from our investment portfolio which settled after December 31, 2021.
See “Part II—Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE increased by $23.8 million to $346.2 million as of December 31, 2021. The increase in unpaid losses and LAE was principally due to increases in the core loss ratio, increases in the estimated amounts to settle claims from previous hurricane and storm events, the impact of inflation on estimated claims settlements and increased litigation costs. Unpaid losses and LAE are net of estimated subrogation recoveries of $119 million as of December 31, 2021 compared to $71 million as of December 31, 2020.

Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The increase of $74.6 million to $857.8 million as of December 31, 2021 reflects the increase in written premiums of our business.
Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $4.1 million from December 31, 2020 to $53.7 million as of December 31, 2021 reflects customer payment behavior.
We exclude net negative cash balances, if any, from cash and cash equivalents that we have with any single financial institution based on aggregating the book balance of all accounts at the institution which have the right of offset. If the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Consolidated Balance Sheet to book overdraft. These amounts represent outstanding checks or drafts not yet presented to the financial institution in excess of amounts on deposit at the financial institutions. We maintain a short-term cash investment strategy sweep to maximize investment returns on cash balances. Book overdraft totaled $26.8 million as of December 31, 2021, compared to $59.4 million as of December 31, 2020. The decrease of $32.6 million is the result of higher cash balances available for offset as of December 31, 2021 compared to December 31, 2020.
Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers and cash advances received from reinsurers, if any. On June 1st of each year, we renew our core catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. These estimated annual costs are increased or decreased during the year based on premium adjustments or as a result of new placements during the year. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which typically runs from June 1st to May 31st. The balance increased by $178.4 million to $188.7 million as of December 31, 2021 as a result of an acceleration of payments in December 2020 for amounts typically paid in January and April of the following year relating to the 2020-2021 reinsurance program. There was no similar acceleration of payment made for the year ended December 31, 2021 relating to the 2021-2022 reinsurance program.
Other liabilities and accrued expenses decreased by $25.0 million to $27.3 million as of December 31, 2021, primarily driven by decreases in the collection of advanced reinsurance commission of $14.0 million and payable for unsettled security purchases of $8.8 million. Advance reinsurance commission represents the early collection of reinsurance commissions as a result of the Company settling its reinsurance obligations before the contractual due date. Payables for securities purchased represents payables relating to available-for-sale debt securities purchases which settled after December 31, 2020. There were payables for securities purchased totaling $8.8 million as of December 31, 2020. There were no payables for securities purchased as of December 31, 2021.
Capital resources, net increased by $75.7 million during the year ended December 31, 2021, reflecting a net increase in total stockholders’ equity and long-term debt. The decrease in stockholders’ equity was principally the result of our benefits coming from our 2021 net income and share-based compensation offset by declines in the after-tax changes in the fair value of available-for-sale debt securities, treasury shares purchases and dividends to shareholders. Available-for-sale debt securities in the portfolio experienced net unrealized losses of $24.6 million (before tax) in 2021, which caused the net unrealized gain position of $4.4 million at December 31, 2020 to decrease to a net unrealized loss position of $20.2 million at December 31, 2021. Current market outlooks, signaling further Federal Reserve tightening, could have a negative impact on the valuation of available-for-sale debt securities. See “Part II—Item 8—Consolidated Statements of Stockholders’ Equity” and “Item 8—Note 8 (Stockholders’ Equity)” for an explanation of changes in treasury shares. The increase in long-term debt of $95.2 million was primarily the result of cash proceeds from the Notes, net of debt issuance costs of $96.7 million offset by principal payments on long-term debt of $1.5 million during 2021. See “—Liquidity and Capital Resources” for more information.
Additional paid-in-capital increased by $4.8 million primarily from share-based compensation expense of $5.8 million for the year ended December 31, 2021. This was offset by the common stock value acquired and cancelled through tax withholdings on the intrinsic value of performance units and restricted stock units vested for share-based payment transactions of $1.1 million for the year ended December 31, 2021.

Liquidity and Capital Resources
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short- and long-term obligations. Funds generated from operations have been sufficient and we expect them to be sufficient to meet our current and long term liquidity requirements. See discussion below regarding the COVID-19 pandemic’s impact. Also see the discussion above under “Overview—Trends—Impact of the COVID-19 Pandemic” regarding our response to the COVID-19 pandemic, the financial impact to us, our general outlook and plans to monitor the economic consequences of the COVID-19 pandemic.
The balance of cash and cash equivalents, excluding restricted cash, as of December 31, 2021 was $250.5 million, compared to $167.2 million at December 31, 2020. See “Part II—Item 8—Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between December 31, 2021 and 2020. The increase in cash and cash equivalents was driven by cash flows generated from operating and financing activities in excess of cash flows used in investing activities. Our cash investment strategy at times includes cash investments where the right of offset against other bank accounts does not exist. A book overdraft occurs when aggregating the book balance of all accounts at a financial institution for accounts which have the right of offset, and if the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Consolidated Balance Sheet to book overdraft. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st and December 1st, and third-party reinsurance premiums are generally paid in four installments on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. See “Part II—Item 8—Note 15 (Commitments and Contingencies)” and “—Material Cash Requirements” for more information.
During 2020, there was one significant hurricane, Hurricane Sally, in which estimated losses benefited from UPCIC’s reinsurance program. The Company’s reinsurance program provides sufficient liquidity in the form of cash advances for paid losses ceded to the reinsurers. During 2021, the Company routinely collected amounts ceded to reinsurers and, as in the past did not have to use funds in the Company’s investment portfolio. See “Results of Operations” for more information.
The balance of restricted cash and cash equivalents as of December 31, 2021 and 2020 represents cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business. Restricted cash and cash equivalents also includes collateral held by a reinsurance captive arrangement with one of the Insurance Entities reported as a VIE in the condensed consolidated financial statements. The amount of collateral held was $10.1 million as of December 31, 2020. See “Part II—Item 8—Note 18 (Variable Interest Entities)” for more information.
Liquidity is required at the holding company for us to cover the payment of general operating expenses and contingencies, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of our tax obligations, capital contributions to subsidiaries, if needed, and interest and principal payments on outstanding debt obligations of the holding company. See “Part II—Item 8—Note 5 (Insurance Operations).” The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. New regulations or changes to existing regulations imposed on the Company and its affiliates may also impact the amount and timing of future dividend payments to the parent. Principal sources of liquidity for the holding company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions earned on reinsurance contracts placed by BARC and policy fees. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income from those investments. As discussed in “Item 8—Note 5 (Insurance Operations),” there are limitations on the dividends the Insurance Entities may pay to their immediate parent company, Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida).
The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 8—Note 5 (Insurance Operations).” Dividends from the Insurance Entities can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by the Insurance Entities to PSI without prior approval (an “ordinary dividend”) is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the years ended December 31, 2021 and 2020 the Insurance Entities did not pay dividends to PSI.
On November 23, 2021, we entered into Note Purchase Agreements with certain institutional accredited investors and qualified institutional buyers pursuant to which we issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 and we intend to use the net proceeds for general corporate purposes, including growth capital. If necessary, the Company also has amounts available under our unsecured revolving loan as discussed in “Part II—Item 8—Note 7 (Long-term debt).”
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
Our insurance operations provide liquidity as premiums are generally received months or even years before potential losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale. The average credit rating on our available-for-sale securities was A+ as of December 31, 2021 and December 31, 2020. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of our available-for-sale securities was 4.4 years as of December 31, 2021 compared to 4.0 years at December 31, 2020. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments.
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
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio for the periods presented (dollars in thousands):

	As of December 31,
	2021	2020
Stockholders’ equity	$429,702	$449,262
Total long-term debt	103,676	8,456
Total capital resources	$533,378	$457,718

Debt-to-total capital ratio	19.4%	1.8%
Debt-to-equity ratio	24.1%	1.9%
The debt-to-total capital ratio is total long-term debt divided by total capital resources, whereas the debt-to-equity ratio is total long-term debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.
The Insurance Entities are required annually to comply with the NAIC RBC requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2021, based on calculations using the appropriate NAIC RBC formula, the Insurance Entities reported respective total adjusted capital in excess of the requirements. Failure by the Insurance Entities to maintain the required level of statutory capital and surplus could result in the suspension of their authority to write new or renewal business, other regulatory actions, or ultimately, in the revocation of their certificate of authority by the FLOIR.
In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term, with quarterly payments of interest based on the 10-year Constant Maturity Treasury Index. As of December 31, 2021, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates. See “Part II—Item 8—Note 7 (Long-term debt)” for additional details. At December 31, 2021, UPCIC was in compliance with the terms of the surplus note and with each of the loan’s covenants as implemented by rules promulgated by the SBA. Total adjusted capital surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.
As discussed in “Part II—Item 8—Note 7 (Long-term debt),” we entered into a credit agreement and related revolving loan with JPMorgan Chase Bank, N.A. in August 2021 which makes available an unsecured revolving credit facility with an aggregate commitment not to exceed $35.0 million. Borrowings under the Revolving Loan mature 364 days after the date of the loan. The Revolving Loan contains customary financial covenants. As of December 31, 2021, the Company was in compliance with all applicable covenants, including financial covenants. We had not drawn any amounts under the Revolving Loan as of December 31, 2021.
In November 2021, we completed a private placement offering through which we issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”) to certain institutional accredited investors and qualified institutional buyers. The Notes mature on November 26, 2026, at which time the entire $100.0 million of principal is due and payable. At any time on or after November 23, 2023, the Company may redeem all or part of the Notes. See “Part II—Item 8—Note 7 (Long-term debt)” for additional details. As of December 31, 2021, we were in compliance with all applicable covenants, including financial covenants.
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

Impact of COVID-19 Pandemic
Towards the latter part of 2020 there had been a significant recovery in the fair value of invested assets since the low point on or about March 23, 2020 and in the third and fourth quarters of 2020, the Company sold many of its securities in an unrealized gain position to take advantage of the recovery in asset values. The proceeds from the sales of available-for-sale debt securities in the third and fourth quarters of 2020 have been fully reinvested. The sales took advantage of increased market prices occurring on our available-for-sale debt investment portfolio. As a result of the sales and reinvestment of available-for-sale debt securities, it is expected that future portfolio investment income will lower, as reinvestment rates reflect market rates which are below the book yields of the securities sold.
The impact of the COVID-19 pandemic on the credit markets remains a key risk as the world continues to navigate its consequences and the efforts taken by governments to accelerate and stimulate a financial recovery. We remain in regular contact with our advisors to monitor the credit quality of the issuers of the securities in our portfolio and discuss appropriate responses to credit downgrades or changes in companies’ credit outlook. We believe these measures, when combined with the inherent liquidity generated by our business model and in our investment portfolio, will allow us to continue to meet our short- and long-term obligations.
Looking Forward
We continue to monitor a range of financial metrics related to our business. Although we have not yet experienced material adverse impacts on our business or liquidity, conditions are subject to change depending on the extent of the economic downturn, and the pace and extent of an economic recovery. Significant uncertainties exist with the potential long-term impact of the COVID-19 pandemic, including unforeseen newly emerging risks that could affect us. We will continue to monitor the broader economic impacts of the COVID-19 pandemic and its impact on our operations and financial condition including liquidity and capital resources.
Common Stock Repurchases
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
In total, during the year ended December 31, 2021, we repurchased an aggregate of 116,886 shares of our common stock in the open market at an aggregate purchase price of $1.6 million. Also see “Part II—Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Registrant Purchases of Equity Securities” for share repurchase activity during 2021 and the three months ended December 31, 2021.
Cash Dividends
The following table summarizes the dividends declared and paid by the Company during the year ended December 31, 2021:

	Dividend	Shareholders	Dividend	Cash Dividend
2021	Declared Date	Record Date	Payable Date	Per Share Amount
First Quarter	March 1, 2021	March 11, 2021	March 18, 2021	$0.16
Second Quarter	April 22, 2021	May 14, 2021	May 21, 2021	$0.16
Third Quarter	July 19, 2021	August 2, 2021	August 9, 2021	$0.16
Fourth Quarter	November 15, 2021	December 10, 2021	December 17, 2021	$0.29

Reinsurance Recoverable
The following table provides total unpaid loss and LAE, net of related reinsurance recoverable for the dates presented (in thousands):

	Years Ended December 31,
	2021	2020
Unpaid loss and LAE, net	$83,468	$75,471
IBNR loss and LAE, net	146,888	127,472
Total unpaid loss and LAE, net	$230,356	$202,943

Reinsurance recoverable on unpaid loss and LAE	$6,560	$18,957
Reinsurance recoverable on IBNR loss and LAE	109,300	100,565
Total reinsurance recoverable on unpaid loss and LAE	$115,860	$119,522

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
The following table provides the statutory loss ratios, expense ratios and combined ratios for the periods indicated for the Insurance Entities:

	Years Ended December 31,
	2021	2020
Loss and LAE Ratio (1)
UPCIC	77%	84%
APPCIC	62%	34%
Expense Ratio (1)
UPCIC	35%	36%
APPCIC	(17)%	50%
Combined Ratio (1)
UPCIC	112%	120%
APPCIC	45%	84%

(1)The ratios are net of ceded premiums and losses and LAE, including premiums ceded to our catastrophe reinsurers which comprise a significant cost, and losses and LAE ceded to reinsurers. The expense ratio includes management fees and commissions, which are based on market rates, paid to an affiliate of the Insurance Entities in the amount of $135.2 million and $118.1 million for UPCIC for the years ended December 31, 2021 and 2020, respectively, and $0.9 million for each of the years ended December 31, 2021 and 2020 for APPCIC. The management fees and commissions paid to the affiliate are eliminated in consolidation.
Ratings
The Insurance Entities’ financial strength is rated by a rating agency to measure the Insurance Entities’ ability to meet their financial obligations to its policyholders. The agency maintains a letter scale Financial Stability Rating® system ranging from “A” (A double prime) to “L” (licensed by state regulatory authorities).
In December 2021, Demotech, Inc. affirmed the Financial Stability Rating® of “A” for the Insurance Entities. According to Demotech, Inc., the assigned rating represents a company’s continued positive surplus related to policyholders, liquidity of invested assets, an acceptable level of financial leverage, reasonable loss and LAE reserves, and realistic pricing. The ratings of the Insurance Entities are subject to at least annual review by Demotech, Inc., and may be revised upward or downward or revoked at the sole discretion of Demotech, Inc. Financial Stability Ratings® are primarily directed towards policyholders, and are not evaluations directed toward the protection of investors in a company, including holders of a company’s common stock, and are not recommendations to buy, sell or hold securities. See “Part I—Item 1A—Risk Factors—Risks Relating to Our Business and Operations—A downgrade in our Financial Stability Rating® may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition.”

The 5.625% Senior Unsecured Notes due 2026 were assigned a rating of “A” by Egan-Jones Ratings Company in October 2021. There are three notches in the rating categories assigned by Egan-Jones Ratings Company (e.g., A- A, and A+), except for AAA and those deep into speculative grade, i.e., CC, C, and D, which do not have notches. According to Egan-Jones Ratings Company, the assigned rating pertains solely to their view of current and prospective credit quality. Their rating does not address pricing, liquidity, or other risks associated with holding investments in the issuer (UVE). Their rating is dependent on numerous factors including the reliability, accuracy, and quality of the data used in determining the credit rating.

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
Material Cash Requirements
The following table represents our material cash requirements for which cash flows are fixed or determinable as of December 31, 2021 (in thousands):

	Total	Next 12 months	Beyond 12 months
Reinsurance payable and multi-year commitments (1)	$493,306	$282,930	$210,376
Unpaid losses and LAE, direct (2)	346,216	195,266	150,950
Long-term debt (3)	135,381	7,195	128,186
Total material cash requirements	$974,903	$485,391	$489,512

(1)Amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Part II—Item 8—Note 15 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through December 31, 2021. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from our reinsurance program. See “Part II—Item 8—Note 4 (Reinsurance).”
(3)Long-term debt consists of a Surplus note and 5.625% Senior unsecured notes. See “Part II—Item 8—Note 7 (Long-term debt).”
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
In compliance with annual statutory reporting requirements, our appointed independent actuary provides a Statement of Actuarial Opinion (“SAO”) indicating that carried loss and LAE reserves recorded at each annual balance sheet date make a reasonable provision for all of the Insurance Entities’ unpaid loss and LAE obligations under the terms of contracts and agreements with our policyholders. Recorded reserves are compared to the indicated range provided in the actuary’s report accompanying the SAO. At December 31, 2021, the recorded amount for net loss and LAE falls within the range determined by the Company’s appointed independent actuary.
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
The following table summarizes the effect on net loss and LAE reserves and net income, net of tax in the event of reasonably likely changes in the severity of claims considered in establishing loss and LAE reserves. The range of reasonably likely changes in the severity of our claims was established based on a review of changes in loss year development and applied loss and LAE reserves as a whole. The selected range of changes does not indicate what could be the potential best or worst case or likely scenarios (dollars in thousands):

Year ended December 31, 2021
		Percent Change in
Change in Reserves	Reserves	Net Income
-20.0%	$276,973	244%
-15.0%	294,284	183%
-10.0%	311,594	122%
-5.0%	328,905	61%
Base	346,216	—
5.0%	363,527	(61)%
10.0%	380,838	(122)%
15.0%	398,148	(183)%
20.0%	415,459	(244)%
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
Due to the uncertainties involved, the ultimate cost of losses and LAE may vary materially from recorded amounts, which are based on our best estimates. The liability for unpaid losses and LAE at December 31, 2021 is $346.2 million.
Recent Accounting Pronouncements Not Yet Adopted
None

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of December 31, 2021 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which exposes us to changing market conditions, specifically interest rates and equity price changes.
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
See “Part II—Item 8—Note 3 (Investments)” and “Item 1—Business—Investments” for more information about our Financial Instruments.
Interest Rate Risk
Interest rate risk is the sensitivity of the fair market value of a fixed-rate Financial Instrument to changes in interest rates. Generally, when interest rates rise, the fair market value of our fixed-rate Financial Instruments declines.
The following tables provide information about our fixed income Financial Instruments as of December 31, 2021 compared to December 31, 2020, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial

Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	December 31, 2021
	2022	2023	2024	2025	2026	Thereafter	Other	Total
Amortized cost	$30,183	$97,826	$99,528	$152,982	$180,558	$499,417	$698	$1,061,192
Fair market value	$30,163	$97,433	$98,751	$150,046	$176,711	$486,657	$694	$1,040,455
Coupon rate	1.34%	1.82%	2.23%	2.62%	2.65%	2.59%	3.53%	2.46%
Book yield	0.50%	0.71%	0.87%	1.10%	1.28%	1.70%	3.54%	1.34%
* Years to effective maturity - 5.4 years

	December 31, 2020
	2021	2022	2023	2024	2025	Thereafter	Other	Total
Amortized cost	$31,333	$58,790	$107,735	$179,872	$133,872	$303,880	$165	$815,647
Fair market value	$31,578	$58,868	$108,412	$180,011	$134,740	$306,041	$211	$819,861
Coupon rate	2.75%	1.88%	2.15%	3.12%	2.51%	2.41%	7.50%	2.52%
Book yield	2.12%	0.59%	0.84%	0.71%	1.07%	1.59%	6.31%	1.16%
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
The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	December 31, 2021		December 31, 2020
	Fair Value	Percent	Fair Value	Percent
Equity securities:
Common stock	$3,683	7.8%	$2,435	2.9%
Mutual funds	43,651	92.2%	82,452	97.1%
Total equity securities	$47,334	100.0%	$84,887	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at December 31, 2021 and 2020 would have resulted in a decrease of $9.5 million and $17.0 million, respectively, in the fair market value of those securities.
The COVID-19 pandemic presents new and emerging uncertainty to the financial markets. See further discussion in “Part II—Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Universal Insurance Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Universal Insurance Holdings, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the COSO framework.

Basis for Opinion

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liability for Unpaid Losses and Loss Adjustment Expenses - Refer to Notes 2 and 17 to the Financial Statements

Critical Audit Matter Description

The Company’s estimated liability for unpaid losses and loss adjustment expenses (LAE) totaled $346.2 million at December 31, 2021. The balance consists of three components: (1) an amount determined from current loss reports for individual cases reported but unpaid based on past experience of similar cases settled, (2) an amount for claims incurred but not reported and development of reported claims based on a range of actuarial methodologies and assumptions, and (3) an amount for expenses for investigating and the settlement of reported and unreported claims. Estimating the liability for unpaid losses and LAE requires significant judgment relating to factors such as claim development patterns, severity, type and jurisdiction of loss, economic conditions, legislative developments, and a variety of actuarial assumptions. Management engages an independent actuarial firm to prepare an actuarial analysis of unpaid losses and LAE and provide a statement of actuarial opinion on management’s estimate of unpaid losses and LAE. Estimating the liability for unpaid losses and LAE is inherently uncertain, dependent on management’s judgment, and significantly impacted by claim and actuarial factors and conditions that may change over time. The ultimate settlement of unpaid losses and LAE may vary materially from the recorded liability, and such variance may adversely affect the Company’s financial results. For these reasons, we identified the estimate of unpaid losses and LAE as a critical audit matter, as it involved especially subjective auditor judgment.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the liability for unpaid losses and LAE included the following, among others:

•We obtained an understanding, evaluated the design, and tested the operating effectiveness of key controls over the process and data used by management to estimate the liability for unpaid losses and LAE, including those controls related to the estimation and management’s review of the estimated liability for unpaid losses and LAE.
•We tested the completeness, integrity, and accuracy of the underlying data used by the Company’s actuary, such as paid loss data, case reserve data, loss adjustment expense data and loss development tables.
•We evaluated management’s prior year estimate for unpaid losses and LAE and the factors leading to changes in the estimate recognized in the current year. With the assistance of our actuarial specialist, we assessed the reasonableness of management’s revisions to the estimate for unpaid losses and LAE.
•With assistance from our actuarial specialist, we evaluated the appropriateness and respective weighting of the actuarial methodologies selected by management used to develop the unpaid losses and LAE reserve estimate. As part of this evaluation, we tested the reasonableness of significant assumptions by comparing them to current and forecasted Company and industry data.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2002.

Chicago, Illinois
February 28, 2022

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2021	2020
ASSETS
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $489 and $186 (amortized cost: $1,061,192 and $815,647)	$1,040,455	$819,861
Equity securities, at fair value (cost: $51,151 and $84,667)	47,334	84,887
Investment real estate, net	5,891	15,176
Total invested assets	1,093,680	919,924
Cash and cash equivalents	250,508	167,156
Restricted cash and cash equivalents	2,635	12,715
Prepaid reinsurance premiums	240,993	215,723
Reinsurance recoverable	185,589	160,417
Premiums receivable, net	64,923	66,883
Property and equipment, net	53,682	53,572
Deferred policy acquisition costs	108,822	110,614
Income taxes recoverable	16,947	30,576
Deferred income tax asset, net	16,331	6,284
Other assets	22,031	14,877
Total assets	$2,056,141	$1,758,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$346,216	$322,465
Unearned premiums	857,769	783,135
Advance premium	53,694	49,562
Book overdraft	26,759	59,399
Reinsurance payable, net	188,662	10,312
Commission payable	22,315	23,809
Other liabilities and accrued expenses	27,348	52,341
Long-term debt, net	103,676	8,456
Total liabilities	1,626,439	1,309,479
Commitments and Contingencies (Note 15)
STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference - $9.99 and $9.99 per share
Common stock, $.01 par value	470	468
Authorized shares - 55,000
Issued shares - 47,018 and 46,817
Outstanding shares - 31,221 and 31,137
Treasury shares, at cost - 15,797 and 15,680	(227,115)	(225,506)
Additional paid-in capital	108,202	103,445
Accumulated other comprehensive income (loss), net of taxes	(15,568)	3,343
Retained earnings	563,713	567,512
Total stockholders’ equity	429,702	449,262
Total liabilities and stockholders’ equity	$2,056,141	$1,758,741

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$1,671,252	$1,517,479	$1,292,721
Change in unearned premium	(74,634)	(121,856)	(59,600)
Direct premium earned	1,596,618	1,395,623	1,233,121
Ceded premium earned	(561,155)	(472,060)	(390,619)
Premiums earned, net	1,035,463	923,563	842,502
Net investment income	12,535	20,393	30,743
Net realized gains (losses) on investments	5,892	63,352	(12,715)
Net change in unrealized gains (losses) of equity securities	(4,032)	25	23,188
Commission revenue	41,649	33,163	26,101
Policy fees	22,713	23,773	21,560
Other revenue	7,631	8,501	7,972
Total premiums earned and other revenues	1,121,851	1,072,770	939,351
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	779,205	758,810	603,406
General and administrative expenses	314,233	289,729	272,428
Total operating costs and expenses	1,093,438	1,048,539	875,834
INCOME BEFORE INCOME TAXES	28,413	24,231	63,517
Income tax expense	8,006	5,126	17,003
NET INCOME	$20,407	$19,105	$46,514
Basic earnings per common share	$0.65	$0.60	$1.37
Weighted average common shares outstanding - Basic	31,218	31,884	33,893
Diluted earnings per common share	$0.65	$0.60	$1.36
Weighted average common shares outstanding - Diluted	31,307	31,972	34,233
Cash dividend declared per common share	$0.77	$0.77	$0.77

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2021	2020	2019
Net income	$20,407	$19,105	$46,514
Other comprehensive income (loss), net of taxes	(18,911)	(17,618)	28,374
Comprehensive income (loss)	$1,496	$1,487	$74,888

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2018	(11,731)		46,514	10	$465	$—	$86,353	$553,224	$(8,010)	$(130,399)	$501,633
Vesting of performance share units	(56)	(1)	148	—	2	—	(2)	—	—	(2,069)	(2,069)
Grants and vesting of restricted stock	(41)	(1)	50	—	—	—	—	—	—	(1,183)	(1,183)
Vesting of restricted stock units	(10)	(1)	25	—	—	—	—	—	—	(259)	(259)
Stock option exercises	(79)	(1)	151	—	2	—	2,661	—	—	(2,622)	41
Common stock issued	—		5	—	—	—	147	—	—	—	147
Retirement of treasury shares	186	(1)	(186)	—	(2)	—	(6,131)	—	—	6,133	—
Purchases of treasury stock	(2,338)		—	—	—	—	—	—	—	(66,186)	(66,186)
Share-based compensation	—		—	—	—	—	13,008	—	—	—	13,008
Net income	—		—	—	—	—	—	46,514	—	—	46,514
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	28,374	—	28,374
Declaration of dividends ($0.77 per common share and $1.00 per preferred share)	—		—	—	—	—	—	(26,119)	—	—	(26,119)
Balance, December 31, 2019	(14,069)		46,707	10	467	—	96,036	573,619	20,364	(196,585)	493,901
Cumulative effect of change in accounting principle (ASU 2016-13)			—	—	—	—	—	(597)	597	—	—
Balance, January 1, 2020	(14,069)		46,707	10	467	—	96,036	573,022	20,961	(196,585)	493,901
Vesting of performance share units	(25)	(1)	83	—	1	—	(1)	—	—	(646)	(646)
Vesting of restricted stock	(4)	(1)	—	—	—	—	—	—	—	(61)	(61)
Grants and issue of stock awards			1	—	—	—	30	—	—	—	30
Vesting of restricted stock units	(35)	(1)	90	—	—	—	—	—	—	(608)	(608)
Retirement of treasury shares	64	(1)	(64)	—	—	—	(1,315)	—	—	1,315	—
Purchases of treasury stock	(1,611)		—	—	—	—	—	—	—	(28,921)	(28,921)
Share-based compensation	—		—	—	—	—	8,695	—	—	—	8,695
Net income	—		—	—	—	—	—	19,105	—	—	19,105
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	(17,618)	—	(17,618)
Declaration of dividends ($0.77 per common share and $1.00 per preferred share)	—		—	—	—	—	—	(24,615)	—	—	(24,615)
Balance, December 31, 2020	(15,680)		46,817	10	468	—	103,445	567,512	3,343	(225,506)	449,262
Vesting of performance share units	(16)	(1)	62	—	—	—	—	—	—	(241)	(241)
Vesting of restricted stock units	(53)	(1)	208	—	2	—	(2)	—	—	(815)	(815)
Retirement of treasury shares	69	(1)	(69)	—	—	—	(1,056)	—	—	1,056	—
Purchases of treasury stock	(117)		—	—	—	—	—	—	—	(1,609)	(1,609)
Share-based compensation	—		—	—	—	—	5,815	—	—	—	5,815
Net income	—		—	—	—	—	—	20,407	—	—	20,407
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	(18,911)	—	(18,911)
Declaration of dividends ($0.77 per common share and $1.00 per preferred share)	—		—	—	—	—	—	(24,206)	—	—	(24,206)
Balance, December 31, 2021	(15,797)		47,018	10	$470	$—	$108,202	$563,713	$(15,568)	$(227,115)	$429,702

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of stock options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.
The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net Income	$20,407	$19,105	$46,514
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	463	526	453
Depreciation and amortization	6,913	5,107	4,957
Amortization of share-based compensation	5,815	8,695	13,008
Amortization of debt issuance costs	56	—	—
Provision for (or reversal of) credit losses on available-for-sale debt securities	303	(605)	—
Book overdraft increase (decrease)	(32,640)	(31,002)	(12,442)
Net realized (gains) losses on sale of investments	(5,892)	(63,352)	12,715
Net change in unrealized gains (losses) of equity securities	4,032	(25)	(23,188)
Amortization of premium/accretion of discount, net	9,730	4,629	1,663
Deferred income taxes	(4,267)	2,789	1,972
Excess tax (benefit) shortfall from share-based compensation	661	237	(641)
Other	148	162	411
Issuance of common stock	—	30	147
Net change in assets and liabilities relating to operating activities:
Prepaid reinsurance premiums	(25,270)	(40,515)	(32,458)
Reinsurance recoverable	(25,172)	32,819	225,367
Premiums receivable, net	1,495	(3,525)	(4,475)
Accrued investment income	(1,256)	1,544	(330)
Income taxes recoverable	12,968	3,470	(22,483)
Deferred policy acquisition costs, net	1,792	(18,732)	(7,196)
Other assets	697	862	(2,498)
Unpaid losses and loss adjustment expenses	23,751	54,705	(205,069)
Unearned premiums	74,634	121,856	59,600
Commission payable	(1,494)	2,378	1,341
Reinsurance payable, net	178,351	(112,269)	29,275
Other liabilities and accrued expenses	(15,979)	21,872	(6,798)
Advance premium	4,132	18,587	4,753
Net cash provided by (used in) operating activities	234,378	29,348	84,598
Cash flows from investing activities:
Proceeds from sale of property and equipment	162	182	38
Purchases of property and equipment	(7,226)	(17,216)	(11,314)
Purchases of equity securities	(55,447)	(116,265)	(1,351)
Purchases of available-for-sale debt securities	(450,383)	(1,074,629)	(221,647)
Purchases of investment real estate, net	(7)	(7)	(883)
Proceeds from sales of equity securities	85,103	81,559	29,680
Proceeds from sales of available-for-sale debt securities	96,966	1,008,436	77,790
Proceeds from sales of investment real estate	2,591	—	10,537
Proceeds from sale of assets held for sale	9,296	—	—
Maturities of available-for-sale debt securities	89,541	139,982	145,476
Net cash provided by (used in) investing activities	(229,404)	22,042	28,326
Cash flows from financing activities:
Proceeds from issuance of long-term debt	100,000	—	—
Debt issuance costs paid	(3,365)
Preferred stock dividend	(10)	(10)	(10)
Common stock dividend	(24,191)	(24,547)	(26,106)
Proceeds from the issuance of common stock for stock option exercises	—	—	239
Purchase of treasury stock	(1,609)	(28,921)	(66,186)
Payments related to tax withholding for share-based compensation	(1,056)	(1,315)	(3,709)
Repayment of debt	(1,471)	(1,470)	(1,471)
Net cash provided by (used in) financing activities	68,298	(56,263)	(97,243)
Cash and cash equivalents, and restricted cash and cash equivalents:
Net increase (decrease) during the period	73,272	(4,873)	15,681
Balance, beginning of period	179,871	184,744	169,063
Balance, end of period	$253,143	$179,871	$184,744

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Supplemental cash and non-cash flow disclosures:
Interest paid	$127	$102	$248
Income taxes paid	$12,273	$21	$38,945
Income tax refund	$1,381	$1,390	$789

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Consolidated Balance Sheets (in thousands):

	As of December 31,
	2021	2020	2019
Cash and cash equivalents	$250,508	$167,156	$182,109
Restricted cash and cash equivalents (1)	2,635	12,715	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$253,143	$179,871	$184,744

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

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations, Basis of Presentation and Consolidation
Universal Insurance Holdings, Inc. (“UVE”, and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”, and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance offered in 19 states as of December 31, 2021, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
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
None
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
Accrued interest receivable on available-for-sale securities totaled $4.9 million and $3.6 million as of December 31, 2021 and December 31, 2020, respectively and is evaluated in the estimate for credit losses. Accrued interest receivable is included under Other Assets in the Consolidated Balance Sheet.
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
Assets Held for Sale. The Company considers properties, including land, to be assets held for sale when (1) management commits to a plan to sell the property; (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and the Company expects the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and the Company ceases depreciation. Assets held for sale are stated separately in the accompanying Consolidated Balance Sheets.
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
Premiums Receivable. Generally, premiums are collected prior to or during the policy period as permitted under the Insurance Entities’ payment plans. Credit risk is minimized through the effective administration of policy payment plans whereby the rules governing policy cancellation minimize circumstances in which the Company extends insurance coverage without having received the corresponding premiums. The Company performs a policy-level evaluation to determine the extent the premiums receivable balance exceeds the unearned premiums balance. Under ASC 326 and given the short-term nature of these receivables, the Company employed the aging method to estimate credit losses by pooling receivables based on the levels of delinquency and evaluating current conditions and reasonable and supportable forecasts. As of each of the years ended December 31, 2021 and 2020, the Company recorded estimated credit losses of $0.6 million.
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
Policy Fees. Policy fees, which represents fees paid by policyholders to the MGA’s on all new and renewal insurance policies, are generally recognized as income upon policy inception, which coincides with the completion of our service obligation.
Other Revenue. The Company offers its policyholders the option of paying their policy premiums in full at inception or in installments. The Company charges fees to its policyholders that elect to pay their premium in installments and records such fees as revenue when the service obligation is met by the Company.
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
Debt, Net of Debt Issuance Costs. The Company records debt, net in the Consolidated Balance Sheets at carrying value. The Company incurs specific incremental costs in connection with the issuance of the Company’s debt instruments. These debt issuance costs include issue costs and other direct costs payable to third parties and are recorded as a direct deduction from the carrying value of the associated debt liability in the Consolidated Balance Sheets. The Company amortizes the deferred financing costs as interest expense over the term of the related debt using the interest method in the Consolidated Statements of Income.
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
Provision for Premium Deficiency. It is the Company’s policy to evaluate and recognize losses on insurance contracts when estimated future claims, deferred policy acquisition costs and maintenance costs under a group of existing contracts will exceed anticipated future premiums. No accruals for premium deficiency were considered necessary as of December 31, 2021 and 2020.
Reinsurance. Ceded written premium is recorded upon the effective date of the reinsurance contracts and earned over the contract period. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreements and consistent with the establishment of the gross insurance liability to the Company. Reinsurance premiums, losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Under ASC 326 and given the short-term nature of these receivables, the Company considered the effects of credit enhancements (i.e. funds withheld liability, letters of credit and trust arrangements) and other qualitative factors that allowed it to conclude there was no material risk exposure. There is no estimated credit loss allowance as of December 31, 2021 and December 31, 2020.
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
Fair Value Measurements. The Company’s policy is to record transfers of assets and liabilities, if any, between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. There were no transfers during the years ended December 31, 2021 or 2020.
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
Statutory Accounting. UPCIC and APPCIC are highly regulated and prepare and file financial statements in conformity with the statutory accounting practices prescribed or permitted by the Florida Office of Insurance Regulation (the “FLOIR”) and the National Association of Insurance Commissioners (“NAIC”), which differ from U.S. GAAP. The FLOIR requires insurance companies domiciled in Florida to prepare their statutory financial statements in accordance with the NAIC Accounting Practices and Procedures Manual (the “Manual”), as modified by the FLOIR. Accordingly, the admitted assets, liabilities and capital and surplus of UPCIC and APPCIC as of December 31, 2021 and 2020 and the results of operations and cash flows, for the years ended December 31, 2021, 2020 and 2019, for their regulatory filings have been prepared in accordance with statutory accounting principles as promulgated by the FLOIR and the NAIC. The statutory accounting principles are more restrictive than U.S. GAAP and are designed primarily to demonstrate the ability to meet obligations to policyholders and claimants.

NOTE 3 – INVESTMENTS
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	December 31, 2021
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$27,076	$—	$64	$(334)	$26,806
Corporate bonds	687,058	(371)	843	(13,725)	673,805
Mortgage-backed and asset-backed securities	322,844	—	194	(6,920)	316,118
Municipal bonds	14,925	(1)	—	(350)	14,574
Redeemable preferred stock	9,289	(117)	28	(48)	9,152
Total	$1,061,192	$(489)	$1,129	$(21,377)	$1,040,455

	December 31, 2020
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$59,529	$—	$157	$(55)	$59,631
Corporate bonds	416,758	(148)	3,571	(337)	419,844
Mortgage-backed and asset-backed securities	319,377	—	1,175	(615)	319,937
Municipal bonds	11,990	—	138	—	12,128
Redeemable preferred stock	7,993	(38)	424	(58)	8,321
Total	$815,647	$(186)	$5,465	$(1,065)	$819,861
The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	December 31, 2021		December 31, 2020
		% of Total		% of Total
Average Credit Ratings	Fair Value	Fair Value	Fair Value	Fair Value
AAA	$321,975	31.0%	$337,462	41.2%
AA	139,186	13.4%	89,681	10.9%
A	339,500	32.6%	230,290	28.1%
BBB	234,358	22.5%	160,662	19.6%
BB and Below	—	—%	233	—%
No Rating Available	5,436	0.5%	1,533	0.2%
Total	$1,040,455	100.0%	$819,861	100.0%
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
The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:
Agency	$147,992	$143,819	$153,937	$153,758
Non-agency	59,906	58,263	54,231	54,666
Asset-backed securities:
Auto loan receivables	67,352	66,877	68,188	68,440
Credit card receivables	4,741	4,719	7,878	7,891
Other receivables	42,853	42,440	35,143	35,182
Total	$322,844	$316,118	$319,377	$319,937

The following tables summarize available-for-sale debt securities, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	December 31, 2021
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	4	$18,913	$(111)	4	$5,016	$(223)
Corporate bonds	249	378,595	(7,468)	18	17,356	(679)
Mortgage-backed and asset-backed securities	145	274,883	(5,969)	11	23,273	(951)
Municipal bonds	5	9,811	(269)	—	—	—
Redeemable preferred stock	1	200	(1)	—	—	—
Total	404	$682,402	$(13,818)	33	$45,645	$(1,853)

	December 31, 2020
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	8	$31,729	$(55)	—	$—	$—
Corporate bonds	27	28,791	(162)	—	—	—
Mortgage-backed and asset-backed securities	42	112,462	(615)	—	—	—
Municipal bonds	—	—	—	—	—	—
Redeemable preferred stock	2	688	(12)	—	—	—
Total	79	$173,670	$(844)	—	$—	$—
Unrealized losses on available-for-sale debt securities in the above table as of December 31, 2021 and 2020 have not been recognized into income as credit losses because the issuers are of high credit quality (investment grade securities), management does not intend to sell and it is likely management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.
The following table presents a reconciliation of the beginning and ending balances for expected credit losses on available-for-sale debt securities (in thousands):

	Corporate Bonds	Municipal Bonds	Redeemable Preferred Stock	Total
Balance, December 31, 2019	$—	$—	$—	$—
Cumulative effect adjustment as of January 1, 2020	665	—	126	791
Provision for (or reversal of) credit loss expense	(517)	—	(88)	(605)
Balance, December 31, 2020	148	—	38	186
Provision for (or reversal of) credit loss expense	223	1	79	303
Balance, December 31, 2021	$371	$1	$117	$489
See “—Note 2 (Summary of Significant Accounting Policies — Allowance for Credit Losses-Available-For-Sale Securities.)” for more information about the methodology and significant inputs used to measure the amount related to expected credit losses on available-for-sale debt securities.

The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	December 31, 2021
	Amortized Cost	Fair Value
Due in one year or less	$30,183	$30,163
Due after one year through five years	530,894	522,941
Due after five years through ten years	469,554	457,010
Due after ten years	29,863	29,647
Perpetual maturity securities	698	694
Total	$1,061,192	$1,040,455
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
The following table provides certain information related to available-for-sale debt securities, equity securities and investment real estate during the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities (1)	$186,507	$1,148,418	$223,266
Equity securities	$85,103	$81,559	$29,680
Gross realized gains on sale of securities:
Available-for-sale debt securities (1)	$2,649	$57,378	$790
Equity securities	$3,005	$6,438	$367
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(2,434)	$(464)	$(298)
Equity securities	$(208)	$—	$(14,787)
Realized gains on sales of investment real estate (2)	$401	$—	$1,213

(1)
In the third and fourth quarters of 2020, the Company took advantage of the market recovery and recognized $56.4 million of net realized gains on the sale of our available-for-sale debt securities that were in an unrealized gain position.

(2)	See the discussion below for “Investment Real Estate” sold.
The following table presents the components of net investment income, comprised primarily of interest and dividends for the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Available-for-sale debt securities	$11,926	$19,091	$24,989
Equity securities	2,651	2,445	2,648
Cash and cash equivalents (1)	51	960	5,176
Other (2)	928	1,050	1,008
Total investment income	15,556	23,546	33,821
Less: Investment expenses (3)	(3,021)	(3,153)	(3,078)
Net investment income	$12,535	$20,393	$30,743

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Equity Securities
The following table provides the unrealized gains and losses recognized for the periods presented on equity securities still held at the end of the reported period (in thousands):

	Years Ended December 31,
	2021	2020	2019
Unrealized gains and (losses) recognized during the reported period on equity securities still held at the end of the reporting period	$(3,459)	$25	$4,163

Assets Held for Sale Sold during December 31, 2021
During the first quarter of 2021, the Company committed to a plan to actively market an income-producing investment real estate property and classified the investment property to assets held for sale. On September 30, 2021, the Company completed the sale and received net cash proceeds of approximately $8.9 million and recognized a pre-tax gain of approximately $2.3 million that is included in net realized gains (losses) on investments in the Consolidated Statements of Income for the year ended December 31, 2021.
During the second quarter of 2021, the Company committed to a plan to actively market the sale of a real estate property previously included in property and equipment, net and classified the real estate property to assets held for sale. The real estate property is located in Pompano Beach, Florida. On October 8, 2021, the Company completed the sale and received net cash proceeds of approximately $0.4 million and recognized a pre-tax gain of approximately $0.2 million that is included in net realized gains (losses) on investments in the Consolidated Statements of Income for the year ended December 31, 2021.
Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	As of December 31,
	2021	2020
Income Producing:
Investment real estate	$7,091	$14,685
Less: Accumulated depreciation	(1,200)	(1,699)
	5,891	12,986
Non-Income Producing:
Investment real estate	—	2,190
Investment real estate, net	$5,891	$15,176
During the year ended December 31, 2021, the Company completed the sale of an investment real estate property. The Company received net cash proceeds of approximately $2.6 million and recognized a pre-tax gain of approximately $0.4 million that is included in net realized gains (losses) on investments in the Consolidated Statements of Income for the year ended December 31, 2021. This investment real estate property was not previously reported under assets held for sale since it was actively marketed and sold within the first quarter of 2021.
Depreciation expense related to investment real estate for the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Depreciation expense on investment real estate	$186	$415	$414

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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of December 31, 2021
		Standard
	AM Best	and Poor’s Rating	Moody’s Investors	Due from as of December 31,
Reinsurer	Company	Services, Inc.	Service, Inc.	2021	2020
Florida Hurricane Catastrophe Fund “FHCF” (1)	n/a	n/a	n/a	$136,298	$121,298
Allianz Risk Transfer (Bermuda) Ltd.	A+	AA	Aa3	44,618	96,652
Allianz Risk Transfer	—	—	—	—	21,087
Renaissance Reinsurance Ltd.	A+	A+	A1	20,051	18,285
Total (2)				$200,967	$257,322
(1)No rating is available, because the fund is not rated.
(2)Amounts represent prepaid reinsurance premiums and net recoverables for paid and unpaid losses, including incurred but not reported reserves, and loss adjustment expenses.
The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statements of Income for the periods presented (in thousands):

	For the Year Ended December 31, 2021
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,671,252	$1,596,618	$1,189,444
Ceded	(586,425)	(561,155)	(410,239)
Net	$1,084,827	$1,035,463	$779,205

	For the Year Ended December 31, 2020
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,517,479	$1,395,623	$1,080,058
Ceded	(512,576)	(472,060)	(321,248)
Net	$1,004,903	$923,563	$758,810

	For the Year Ended December 31, 2019
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,292,721	$1,233,121	$1,084,604
Ceded	(423,076)	(390,619)	(481,198)
Net	$869,645	$842,502	$603,406
The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Consolidated Balance Sheets as of the dates presented (in thousands):

	As of December 31,
	2021	2020
Prepaid reinsurance premiums	$240,993	$215,723
Reinsurance recoverable on paid losses and LAE	$69,729	$40,895
Reinsurance recoverable on unpaid losses and LAE	115,860	119,522
Reinsurance recoverable	$185,589	$160,417

NOTE 5 – INSURANCE OPERATIONS
Deferred Policy Acquisition Costs
The Company defers certain costs in connection with written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
DPAC, beginning of year	$110,614	$91,882	$84,686
Capitalized Costs	222,329	217,886	184,039
Amortization of DPAC	(224,121)	(199,154)	(176,843)
DPAC, end of year	$108,822	$110,614	$91,882
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
In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of December 31, 2021, UPCIC is unable to pay any ordinary dividends during 2022. APPCIC, based on its accumulated earnings history as of December 31, 2021, is unable to pay any ordinary dividends during 2022. For the years ended December 31, 2021 and 2020, no dividends were paid from the Insurance Entities to PSI.

Effective July 1, 2021, the Florida Insurance Code required a residential property insurance company to maintain statutory surplus as to policyholders of at least $15.0 million or ten percent of the insurer’s total liabilities, whichever is greater. As of December 31, 2020, this minimum requirement was the greater of $10.0 million or ten percent of the insurer’s total liabilities. The following table presents the amount of capital and surplus calculated in accordance with statutory accounting principles, which differ from U.S. GAAP, and an amount representing ten percent of total liabilities for each of the Insurance Entities as of the dates presented (in thousands):

	As of December 31,
	2021	2020
Statutory capital and surplus
UPCIC (1) (2)	$378,750	$360,707
APPCIC	$16,104	$12,918
Ten percent of total liabilities
UPCIC	$122,292	$98,682
APPCIC	$649	$1,793

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

(2)
As of the dates in the table above, statutory capital and surplus for UPCIC at December 31, 2021 includes a $20 million Subordinated Surplus Debenture (“Surplus Debenture”) funded by UVE through PSI, the Insurance Entities’ parent company, which is a component of surplus under statutory accounting principles and a liability under U.S. GAAP. In addition, capital and surplus includes a contribution of $90.0 million Surplus Debenture funded in February 2022 which was not recognized on a U.S. GAAP basis at December 31, 2021.

As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement. The Insurance Entities also met the capitalization requirements of the other states in which they are licensed as of December 31, 2021. The Insurance Entities each are also required to adhere to prescribed premium-to-capital surplus ratios and each have met those requirements at such dates.
Through PSI, UVE recorded contributions for the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Capital Contributions - UPCIC	$92,000	$114,000	$—
The following table summarizes combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Combined net income (loss)	$(102,515)	$(104,339)	$(49,917)
The Insurance Entities each are required annually to comply with the NAIC risk-based capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of a weak or deteriorating condition. As of December 31, 2021, based on calculations using the appropriate NAIC RBC formula, the Insurance Entities each reported total adjusted capital in excess of the requirements.
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	As of December 31,
	2021	2020
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,441	$3,550

NOTE 6 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of the dates presented (in thousands):

	As of December 31,
	2021	2020
Land	$5,344	$5,344
Building	35,878	24,091
Computers	9,731	9,186
Furniture	3,170	2,012
Automobiles and other vehicles	11,427	11,544
Software	6,775	7,166
Total	72,325	59,343
Less: Accumulated depreciation and amortization	(22,808)	(20,043)
Net of accumulated depreciation and amortization	49,517	39,300
Construction in progress	4,165	14,272
Property and equipment, net	$53,682	$53,572
Depreciation and amortization expense was $6.6 million, $4.7 million and $4.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 7 – LONG-TERM DEBT
Long-term debt consists of the following as of the dates presented (in thousands):

	As of December 31,
	2021	2020
Surplus note	$6,985	$8,456
5.625% Senior unsecured notes	100,000	—
Total principal amount	106,985	8,456
Less: unamortized debt issuance costs	(3,309)	—
Total long-term debt, net	$103,676	$8,456
Surplus Note
On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. The carrying amount of the surplus note is included in the statutory capital and surplus of UPCIC of approximately $7.0 million as of December 31, 2021.
The effective interest rate paid on the surplus note was 1.50%, 1.05% and 2.32% for the years ended December 31, 2021, 2020 and 2019, respectively. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of the FLOIR. Quarterly principal payments of $368 thousand are due through 2026. Aggregate principal payments of approximately $1.5 million were made during each of the years ended December 31, 2021, 2020 and 2019.
UPCIC is in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to submit quarterly filings to the FLOIR; (iii) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (iv) misuses proceeds of the surplus note; (v) makes any misrepresentations in the application for the program; (vi) pays any dividend when principal or interest payments are past due under the surplus note; or (vii) fails to maintain a level of surplus and reinsurance sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the FLOIR annually. To avoid a penalty rate, UPCIC must maintain either a ratio of net written premium to surplus of at least 2:1 or a ratio of gross written premiums to surplus of at least 6:1 according to a calculation method set forth in the surplus note. As of December 31, 2021, UPCIC’s net written premium to surplus ratio was in excess of the required minimums and, therefore, UPCIC is not subject to the penalty rate. The surplus note ranks subordinate in right of payment to the Senior Unsecured Notes and Unsecured Revolving Loan described below.

Senior Unsecured Notes
On November 23, 2021, the Company entered into Note Purchase Agreements with certain institutional accredited investors and qualified institutional buyers pursuant to which the Company issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”). The Purchase Agreements contain certain customary representations, warranties and covenants made by the Company.
The Notes were offered and sold by the Company in a private placement transaction in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. On November 23, 2021, in connection with the issuance and sale of the Notes, the Company also entered into Registration Rights Agreements (the “Registration Rights Agreements”) with the purchasers of the Notes. Under the terms of the Registration Rights Agreements, the Company has agreed to take certain actions to provide for the exchange of the Notes for notes that are registered under the Securities Act and have substantially the same terms as the Notes (the “Exchange Offer”). Under certain circumstances, if the Company fails to meet its obligations under the Registration Rights Agreements, it would be required to pay additional interest to the holders of the Notes. The interest rate on the Notes will increase by 0.25% per annum immediately following such 120-day period in the case of such failure and will increase by an additional 0.25% per annum for each subsequent 90 day period that the Company fails to meet its obligations, up to a maximum of 0.50% per annum.
The Notes are senior unsecured debt obligations that bear interest at the rate of 5.625% per annum, payable semi-annually in arrears on May 30th and November 30th of each year, beginning on May 30, 2022. The Notes are subject to adjustment from time to time in the event of a downgrade or subsequent upgrade of the rating assigned to the Notes. The Notes mature on November 26, 2026 at which time the entire $100.0 million of principal is due and payable. At any time on or after November 30, 2023, the Company may redeem all or part of the Notes at redemption prices (expressed as percentages of the principal amount) equal to (i) 102.81250% for the twelve-month period beginning on November 30, 2023; (ii) 101.40625% for the twelve-month period beginning on November 30, 2024 and (iii) 100.000% at any time thereafter, plus accrued and unpaid interest up to, but not including the redemption date.
On November 23, 2021, the Company entered into an indenture, relating to the issuance of the Notes (the “Indenture”), with UMB Bank National Association, as trustee. The Notes are not subject to any sinking fund and are not convertible into or exchangeable, other than pursuant to the Exchange Offer, for any other securities or assets of the Company or any of its subsidiaries. The Notes are not subject to redemption at the option of the holder. The indenture governing the Notes contains financial covenants, terms, events of default and related cure provisions that are customary in agreements used in connection with similar transactions. As of December 31, 2021, the Company was in compliance with all applicable covenants, including financial covenants.
The Notes are unsecured senior obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank equally in right of payment to the Unsecured Revolving Loan described below.
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
The Revolving Loan contains customary financial covenants. As of December 31, 2021, the Company was in compliance with all applicable covenants, including financial covenants. The Company has not drawn any amount under the Revolving Loan as of December 31, 2021.

Maturities
The following table provides an estimate of aggregate principal payments to be made for the amounts due on long-term debt as of December 31, 2021 (in thousands):

2022	$1,471
2023	1,471
2024	1,471
2025	1,471
2026	101,101
Thereafter	—
Total long-term debt maturities	106,985
Less: unamortized debt issuance costs	(3,309)
Total long-term debt maturities, net	$103,676
Interest Expense
The following table provides interest expense related to long-term debt during the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Interest Expense:
Surplus notes	$113	$95	$243
5.625% Senior unsecured notes	469	—	—
Non-cash expense (1)	56	—	—
Total	$638	$95	$243
(1) Represents amortization of debt issuance costs.

NOTE 8 – STOCKHOLDERS’ EQUITY
Cumulative Convertible Preferred Stock
As of December 31, 2021 and 2020, the Company had shares outstanding of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible by the Company into shares of common stock.
The following table provides certain information for the convertible Series A preferred stock as of the dates presented (in thousands, except conversion factor):

	As of December 31,
	2021	2020
Shares issued and outstanding	10	10
Conversion factor	2.50	2.50
Common shares resulting if converted	25	25
The Series A Preferred Stock pays a cumulative dividend of $0.25 per share per quarter. The Company declared and paid aggregate dividends to the holder of record of the Company’s Series A Preferred Stock of $10 thousand for each of the years ended December 31, 2021 and 2020.

Common Stock
Shares Repurchased
From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares			Average
		Dollar	Repurchased During the Year		Aggregate	Price per
	Expiration	Amount	Ended December 31,		Purchase	Share	Plan
Date Authorized	Date	Authorized	2021	2020	Price	Repurchased	Completed
November 3, 2020	November 3, 2022	$20,000	116,886	45,705	$2,203	$13.55
November 6, 2019	December 31, 2021	$40,000	—	1,565,078	$28,327	$18.10	November 2020

Dividends Declared
The Company declared dividends on its outstanding shares of common stock to its shareholders of record as follows for the periods presented (in thousands, except per share amounts):

	For the Years Ended December 31,
	2021		2020		2019
	Per Share Amount	Aggregate Amount (1)	Per Share Amount	Aggregate Amount (1)	Per Share Amount	Aggregate Amount (1)
First Quarter	$0.16	$5,027	$0.16	$5,219	$0.16	$5,572
Second Quarter	$0.16	$5,039	$0.16	$5,164	$0.16	$5,545
Third Quarter	$0.16	$5,034	$0.16	$5,130	$0.16	$5,476
Fourth Quarter	$0.29	$9,096	$0.29	$9,092	$0.29	$9,516
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
Restrictions limiting the payment of dividends by UVE
UVE pays dividends to shareholders, which are funded by earnings on investments and distributions from the earnings of its consolidated subsidiaries. Generally, other than as disclosed above and in “—Note 7 (Long-term debt),” there are no restrictions for UVE limiting the payment of dividends. However, UVE’s ability to pay dividends to shareholders may be affected by restrictions on the ability of the Insurance Entities to pay dividends to UVE through PSI. See “—Note 5 (Insurance Operations),” for a discussion of these restrictions. There are no such restrictions for UVE’s non-insurance consolidated subsidiaries. UVE received distributions from the earnings of its non-insurance consolidated subsidiaries of $149.9 million, $151.0 million and $121.3 million during the years ended December 31, 2021, 2020 and 2019, respectively. UVE made capital contributions of $92.0 million and $114.0 million to UPCIC during the years ended December 31, 2021 and 2020, respectively. See “—Note 5 (Insurance Operations),” for details of the capital contributions UVE made to UPCIC and the timing of such contributions. UVE did not make any capital contributions to UPCIC during the year ended December 31, 2019. There were no capital contributions by UVE to APPCIC during the years ended December 31, 2021, 2020 and 2019.

NOTE 9 – SHARE-BASED COMPENSATION
Equity Compensation Plans

In prior periods the Company managed its equity compensation under the 2009 Omnibus Incentive Plan (the “2009 Plan”). In April 2021, the Company’s Board of Directors adopted, subject to shareholder approval, the 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan was approved by the Company’s shareholders effective June 11, 2021, at which time the 2009 Plan was terminated. Shares reserved for future issuance under the 2009 Plan are no longer available and no further grants will be made under this plan.

At the inception of the Company’s 2021 Plan, 1,835,000 shares were initially reserved for issuance. At December 31, 2021, 1,621,000 shares remained reserved for issuance and were available for new awards under the incentive plan.
Awards under the Incentive Plan may include incentive stock options, non-qualified stock option awards (“Stock Option”), stock appreciation rights, non-vested shares of common stock, performance share units (“PSUs”), restricted stock units (“RSUs”), and other share-based awards and cash-based incentive awards. Awards under the Incentive Plan may be granted to employees, directors, consultants or other persons providing services to the Company or its affiliates.
The following table provides certain information related to Stock Options, Restricted Stock, PSUs and RSUs for the year ended December 31, 2021 (in thousands, except per share data):

	For the Year Ended December 31, 2021
	Stock Options				Performance Share Units		Restricted Stock Units
	Number of Options (2)	Weighted Average Exercise Price per Share (1)	Aggregate Intrinsic Value	Weighted Average Remaining Term	Number of Share Units (2)	Weighted Average Grant Date Fair Value per Share Units (1)	Number of Share Units (2)	Weighted Average Grant Date Fair Value per Share Units (1)
2009 Omnibus Plan
Outstanding as of December 31, 2020	3,102	$23.74			66	$32.59	277	$15.97
Granted	375	14.75			100	14.68	25	15.76
Forfeited	(103)	16.82			(54)	16.48	(15)	16.74
Exercised	—	—			n/a	n/a	n/a	n/a
Vested	n/a	n/a			(62)	27.68	(207)	15.56
Expired	(554)	20.38			n/a	n/a	n/a	n/a
Outstanding as of December 31, 2021	2,820	$23.46	$1,077	6.82	50	$20.17	80	$16.84
Exercisable as of December 31, 2021	1,749	$26.76	$78	5.76
2021 Omnibus Plan
Outstanding as of December 31, 2020	—	—			—	—	—	—
Granted	—	—			—	—	214	16.91
Forfeited	—	—			—	—	—	—
Exercised	—	—			n/a	n/a	n/a	n/a
Vested	n/a	n/a			—	—	—	—
Expired	—	—			n/a	n/a	n/a	n/a
Outstanding as of December 31, 2021	—	$—	$—	—	—	$—	214	$16.91
Exercisable as of December 31, 2021	—	$—	$—	—
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
(2)All shares outstanding as of December 31, 2021, are expected to vest.

n/a	Not applicable

The following table provides certain information in connection with the Company’s share-based compensation arrangements for the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Compensation expense:
Stock options	$2,390	$4,519	$6,516
Restricted stock	—	514	3,104
Performance share units	671	945	2,508
Restricted stock units	2,754	2,717	880
Total	$5,815	$8,695	$13,008
Deferred tax benefits:
Stock options	$226	$719	$1,522
Restricted stock	—	—	47
Performance share units	—	52	185
Restricted stock units	606	106	—
Total	$832	$877	$1,754
Realized tax benefits:
Stock options	$—	$—	$577
Restricted stock	—	—	37
Performance share units	64	275	1,163
Restricted stock units	590	—	—
Total	$654	$275	$1,777
Excess tax benefits (shortfall):
Stock options	$(600)	$(209)	$415
Restricted stock	—	—	(18)
Performance share units	(76)	(28)	244
Restricted stock units	15	—	—
Total	$(661)	$(237)	$641
Weighted average fair value per option or share:
Stock option grants	$2.66	$3.67	$9.82
Restricted stock grants	$—	$—	$30.73
Performance share unit grants	$14.68	$—	$33.47
Restricted stock unit grants	$16.79	$16.13	$26.47
Intrinsic value of options exercised	$—	$—	$2,343
Fair value of restricted stock vested	$—	$252	$2,783
Fair value of performance share units vested	$925	$2,151	$5,520
Fair value of restricted stock units vested	$3,212	$1,559	$657
Cash received for strike price and tax withholdings	$84	$—	$238
Shares acquired through cashless exercise (1)	69	64	186
Value of shares acquired through cashless exercise (1)	$1,056	$1,315	$6,133
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

The following table provides the amount of unrecognized compensation expense as of the most recent balance sheet date and the weighted average period over which those expenses will be recorded for Stock Options, Restricted Stock, PSUs and RSUs (dollars in thousands):

	As of December 31, 2021
	Stock Options	Performance Share Units	Restricted Stock Units
Unrecognized expense	$2,464	$197	$4,243
Weighted average remaining years	1.52	0.71	2.68
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
The following table provides the assumptions utilized in the Black-Scholes model for Stock Options granted during the periods presented:

	Years Ended December 31,
	2021	2020	2019
Weighted-average risk-free interest rate	0.86%	0.49%	2.44%
Expected term of option in years	6.00	6.00	6.00
Weighted-average volatility	34.8%	35.8%	38.1%
Dividend yield	5.2%	4.3%	2.4%
Weighted-average grant date fair value per share	$2.66	$3.67	$9.82

Restricted Stock, Performance Share Units and Restricted Stock Units
Restricted Stock, Performance Share Units and Restricted Stock Units are awarded to certain employees in consideration for services rendered pursuant to terms of employment agreements or to provide employees a continued incentive to share in the success of the Company. Restricted Stock generally vests over a one- to three-year service period commencing on the grant date. Each performance share unit has a value equal to one share of common stock and generally vests over a three-year service period commencing on the grant date. Each restricted stock unit has a value equal to one share of common stock and generally vests over a one- to three-year service period commencing on the grant date.

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
The plan titled the “Universal Property & Casualty 401(k) Profit Sharing Plan” (the “401(k) Plan”) is a defined contribution plan that allows employees to defer compensation through contributions to the 401(k) Plan. The contributions are invested on the employees’ behalf, and the benefits paid to employees are based on contributions and any earnings or losses. The 401(k) Plan includes a Company contribution of 100 percent of each eligible participant’s contribution up to a maximum of five percent of the participant’s compensation during the 401(k) Plan year. The Company may make additional profit-sharing contributions. However, no additional profit-sharing contribution was made during the years ended December 31, 2021, 2020 and 2019.
The Company accrued for aggregate contributions of approximately $2.9 million, $2.6 million and $2.2 million to the 401(k) Plan for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS
There were no related party transactions for the years ended December 31, 2021, 2020 and 2019.

NOTE 12 – INCOME TAXES
Significant components of the income tax provision are as follows for the periods presented (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Current:
Federal	$10,597	$1,988	$12,328
State and local	1,676	349	2,703
Total current expense	12,273	2,337	15,031
Deferred:
Federal	(4,064)	2,403	1,622
State and local	(203)	386	350
Total deferred expense (benefit)	(4,267)	2,789	1,972
Income tax expense	$8,006	$5,126	$17,003
The following table reconciles the statutory federal income tax rate to the Company’s effective income tax rate for the periods presented:

	For the Years Ended December 31,
	2021	2020	2019
Federal statutory tax rate	21.0%	21.0%	21.0%
Increases (decreases) resulting from:
State income tax, net of federal tax benefit	1.7%	3.1%	3.7%
Effect of change in tax rate	0.1%	0.5%	0.3%
Disallowed meals & expenses	0.1%	0.4%	0.7%
Disallowed compensation	2.1%	6.2%	3.2%
Liability adjustment	—	(9.7)%	—
Excess tax (benefit) shortfall	2.3%	0.4%	(1.0)%
Other, net	0.9%	(0.7)%	(1.1)%
Effective income tax rate	28.2%	21.2%	26.8%
The Company recognized income tax shortfalls of $0.7 million during the year ended December 31, 2021 and $0.2 million during the year ended December 31, 2020 from stock-based compensation awards that vested, were exercised, forfeited, or expired.
On September 14, 2021, the state of Florida reduced its corporate tax rate from 4.458% to 3.535% which was effective for the 2021 calendar year. This rate expired on December 31, 2021, and a new corporate income tax rate of 5.5% will take effect on January 1, 2022.

The Company accounts for income taxes using a balance sheet approach. As of December 31, 2021 and 2020, the significant components of the Company’s deferred income taxes consisted of the following (in thousands):

	As of December 31,
	2021	2020
Deferred income tax assets:
Unearned premiums	$28,748	$27,496
Advanced premiums	2,476	2,325
Unpaid losses and LAE	2,513	2,375
Share-based compensation	3,458	4,065
Accrued wages	211	180
Allowance for uncollectible receivables	186	203
Net operating loss carryforwards	534	—
Unrealized gain/loss	890	—
Other comprehensive income	4,729	—
Other	77	—
Total deferred income tax assets	43,822	36,644
Deferred income tax liabilities:
Deferred policy acquisition costs, net	(25,361)	(26,442)
Fixed assets	(1,790)	(2,313)
Unrealized gain/loss	—	(51)
Other comprehensive income	—	(1,052)
Unpaid loss and LAE transition adjustment	(340)	(436)
Other	—	(66)
Total deferred income tax liabilities	(27,491)	(30,360)
Net deferred income tax asset	$16,331	$6,284
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
The Company has adopted Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 provides a threshold for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return. The Company’s policy is to classify interest and penalties related to unrecognized tax positions, if any, in its provision for income taxes. As of December 31, 2021, 2020 and 2019, the Company determined that no uncertain tax liabilities are required.
The Company filed a consolidated federal income tax return for the tax years ended December 31, 2020, 2019 and 2018 and intends to file the same for the tax year ended December 31, 2021. The tax allocation agreement between the Company and the Insurance Entities provides that they will incur income taxes based on a computation of taxes as if they were stand-alone taxpayers. The computations are made utilizing the financial statements of the Insurance Entities prepared on a statutory basis of accounting and prior to consolidating entries which include the conversion of certain balances and transactions of the statutory financial statements to a U.S. GAAP basis.
The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s 2018 through 2020 tax years are still subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdictions.

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
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2021	2020	2019
Numerator for EPS:
Net income	$20,407	$19,105	$46,514
Less: Preferred stock dividends	(10)	(10)	(10)
Income available to common stockholders	$20,397	$19,095	$46,504
Denominator for EPS:
Weighted average common shares outstanding	31,218	31,884	33,893
Plus: Assumed conversion of share-based compensation (1)	64	63	315
Assumed conversion of preferred stock	25	25	25
Weighted average diluted common shares outstanding	31,307	31,972	34,233
Basic earnings per common share	$0.65	$0.60	$1.37
Diluted earnings per common share	$0.65	$0.60	$1.36
Weighted average number of antidilutive shares	2,113	2,753	773
(1)Represents the dilutive effect of unexercised stock options, unvested performance share units, unvested restricted stock units and unvested restricted stock.

NOTE 14 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Years Ended December 31,
	2021			2020 (1)			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(24,477)	$(5,731)	$(18,746)	$33,575	$7,884	$25,691	$38,129	$9,384	$28,745
Less: Reclassification adjustments (gains) losses realized in net income	(215)	(50)	(165)	(56,914)	(13,605)	(43,309)	(492)	(121)	(371)
Other comprehensive income (loss)	(24,692)	(5,781)	(18,911)	(23,339)	(5,721)	(17,618)	37,637	9,263	28,374
Reclassification adjustments to retained earnings	—	—	—	791	194	597	—	—	—
Change in accumulated other comprehensive income (loss)	$(24,692)	$(5,781)	$(18,911)	$(22,548)	$(5,527)	$(17,021)	$37,637	$9,263	$28,374
(1)Effective January 1, 2020, the Company adopted Accounting Standard Update 2016-13. This amount represents reclassifications to retained earnings associated with the allowance for expected credit losses within accumulated other comprehensive income (“AOCI”) relating to available-for-sale debt security investments.

The following table provides the reclassification adjustments for gains and losses out of AOCI for the periods presented (in thousands):

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other	Years Ended December 31,			Affected Line Item in the Statement
Comprehensive Income Components	2021	2020	2019	Where Net Income is Presented
Unrealized gains (losses) on available-for-sale debt securities
	$215	$56,914	$492	Net realized gains (losses) on investments
	(50)	(13,605)	(121)	Income taxes, current
Total reclassification for the period	$165	$43,309	$371	Net of tax

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The Company’s reinsurance commitments run from June 1st of the current year to May 31st of the following year. Certain of the Company’s reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1st to May 31st contract period are recorded as “Reinsurance Payable, net” in the Consolidated Balance Sheet. Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $94.3 million in 2022; (2) $138.2 million in 2023; and (3) $72.1 million in 2024.
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
The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$26,806	$—	$26,806
Corporate bonds	—	673,805	—	673,805
Mortgage-backed and asset-backed securities	—	316,118	—	316,118
Municipal bonds	—	14,574	—	14,574
Redeemable preferred stock	—	9,152	—	9,152
Equity Securities:
Common stock	3,683	—	—	3,683
Mutual funds	43,651	—	—	43,651
Total assets accounted for at fair value	$47,334	$1,040,455	$—	$1,087,789

	Fair Value Measurements
	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$59,631	$—	$59,631
Corporate bonds	—	419,844	—	419,844
Mortgage-backed and asset-backed securities	—	319,937	—	319,937
Municipal bonds	—	12,128	—	12,128
Redeemable preferred stock	—	8,321	—	8,321
Equity Securities:
Common stock	2,435	—	—	2,435
Mutual funds	82,452	—	—	82,452
Total assets accounted for at fair value	$84,887	$819,861	$—	$904,748
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
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	As of December 31,
	2021		2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities (debt):
Surplus note (1)	$6,985	$6,723	$8,456	$8,291
5.625% Senior unsecured notes (2)	100,000	99,464	—	—
Total debt	$106,985	$106,187	$8,456	$8,291
(1) The fair value of the surplus note was determined by management from the expected cash flows discounted using the interest rate quoted by the holder. The SBA is the holder of the surplus note and the quoted interest rate is below prevailing rates quoted by private lending institutions. However, as the Company’s use of funds from the surplus note is limited by the terms of the agreement, the Company has determined the interest rate quoted by the SBA to be appropriate for purposes of establishing the fair value of the note (Level 3).
(2) The fair value of the senior unsecured notes was determined based on pricing from quoted prices for similar assets in active markets and was included as Level 2.

NOTE 17 – LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Set forth in the following tables is information about unpaid losses and loss adjustment expenses as of December 31, 2021, net of reinsurance and estimated subrogation, as well as cumulative claim counts and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the liability for unpaid losses and LAE (in thousands).
The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses incurred but not reported (“IBNR”). Such liabilities are necessarily based on estimates and, although management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently. The reserve for losses and loss adjustment expenses is reported net of receivables for salvage and subrogation of approximately $118.6 million and $71.2 million at December 31, 2021 and 2020, respectively.
The information about unpaid losses and loss adjustment expenses for the years ended December 31, 2017 to 2020, is presented as supplementary information and is unaudited.

						As of December 31, 2021
						Total of IBNR
						Plus Expected
Incurred Loss and Defense & Cost Containment Expenses, Net of Reinsurance						Development (Redundancy)	Cumulative Number
For the Years Ended December 31,						on Reported Claims	of Reported Claims
Accident Year	2017 *	2018 *	2019 *	2020 *	2021
2017	$303,944	$334,734	$375,123	$404,673	$436,059	$358	133,095
2018		334,368	335,946	348,792	346,785	(8,241)	54,440
2019			446,419	452,029	467,198	(2,602)	47,636
2020				617,795	637,764	11,850	80,604
2021					641,679	127,765	59,383
				Total	$2,529,485

Cumulative Paid Loss and Defense & Cost Containment Expenses, Net of Reinsurance
For the Years Ended December 31,
Accident Year	2017 *	2018 *	2019 *	2020 *	2021
2017	$205,200	$328,105	$365,588	$397,509	$434,195
2018		253,008	327,310	348,225	353,506
2019			335,991	446,997	463,924
2020				452,560	604,201
2021					461,709
				Total	$2,317,535
All outstanding liabilities before 2017, net of reinsurance					(4,767)
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance					$207,183
* Presented as unaudited required supplementary information.
Set forth is the supplementary information about average historical claims duration as of December 31, 2021:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5
	56.4%	20.4%	11.1%	6.0%	3.2%

Set forth is the following reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and LAE in the consolidated Balance Sheet as of December 31, 2021 (in thousands):

December 31, 2021
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$207,183
Reinsurance recoverable on unpaid claims	115,860
Liabilities for adjusting and other claim payments	23,173
Total gross liability for unpaid claims and claim adjustment expense	$346,216
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance at beginning of year	$322,465	$267,760	$472,829
Less: Reinsurance recoverable	(119,522)	(123,221)	(393,365)
Net balance at beginning of period	202,943	144,539	79,464
Incurred (recovered) related to:
Current year	724,768	700,473	515,338
Prior years	54,437	58,337	88,068
Total incurred	779,205	758,810	603,406
Paid related to:
Current year	526,695	513,308	391,161
Prior years	225,097	187,098	147,170
Total paid	751,792	700,406	538,331
Net balance at end of period	230,356	202,943	144,539
Plus: Reinsurance recoverable	115,860	119,522	123,221
Balance at end of year	$346,216	$322,465	$267,760
During 2021, the liability for unpaid losses and loss adjustment expenses, prior to reinsurance, increased by $23.8 million from $322.5 million as of December 31, 2020 to $346.2 million as of December 31, 2021. These increases reflect recent and ongoing trends in weather-related claims, higher expected costs for building materials and labor as a result of inflationary pressure as well as the continuing prevalence of solicited, represented, and litigated claims in Florida resulting in increased claims frequencies, losses and loss adjustment expenses.
The Company identifies two drivers which influence amounts recorded as prior years’ reserve development, namely: (i) changes to prior estimates of direct and net ultimate losses on prior accident years excluding major hurricanes and (ii) changes in prior estimates of direct and net ultimate losses on hurricanes. During the year ended December 31, 2021, prior years’ reserve development totaled $464.7 million of direct losses and $54.5 million of net losses after the benefit of reinsurance.
Excluding hurricanes, there was $44.3 million of direct and $44.9 million net prior years’ reserve development during the year ended December 31, 2021. This development, primarily from the 2020, 2019 and 2017 accident years, resulted from the settlement on litigated claims exceeding prior estimated amounts.
For hurricanes, prior years’ reserve development for the year ended December 31, 2021 was the result of a direct increase in the ultimate losses for several hurricanes of $420.4 million offset by ceded hurricane losses of $410.8 million resulting in net unfavorable development of $9.6 million. Direct losses increased for Hurricanes Irma, Sally, Michael, Matthew and Florence. Net development for Hurricane Irma was $20.6 million as a result of limitations on loss adjustment expenses on losses ceded to the Florida Hurricane CAT Fund and the exhaustion of third party coverage on Hurricane Irma and favorable development on Hurricanes Sally and Michael of $11 million as a result of changes in amounts ceded to the All States reinsurance coverage which has a lower retention.
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
•Incurred but not reported, which are anticipated losses expected to be reported to the Company and development of reported claims, including anticipated recoveries from either subrogation and ceded reinsurance. Ceded reinsurance for both paid and unpaid claims are reported separately as reinsurance recoverable.
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
A fourth method, called the counts and averages method, is utilized for estimates of loss, subrogation and LAE for each Florida sector. In this method, an estimate of unpaid losses or expenses is determined by separately projecting ultimate reported claim counts and ultimate claim severities (cost or recoveries per claim) on open and unreported claims for each accident period. Typically, chain ladder development methods are used to project ultimate claim counts and claim severities based on historical data using the same methodology described in the paid and reported development methods above. Estimated ultimate losses are then calculated as the product of the two items. This method is intended to avoid data distortions that may exist with the other methods for the most recent years as a result of changes in case reserve levels, settlement rates and claims handling fees. In addition, it may provide insight into the drivers of loss experience. For example, this method is utilized for sinkhole losses due to unique settlement patterns that have emerged since the passage of legislation that codified claim settlement practices with respect to sinkhole related claims and subsequent policy form changes the Company implemented. The method is also utilized to evaluate segments impacted by the implementation of the Company’s Fast Track Initiative, which is an initiative to settle claims on an accelerated basis. These claims are expected to be reported and settled at different rates and ultimate values than historically observed, requiring a departure from traditional development methodologies.

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
The reinsurance captive arrangement effective June 1, 2021 through May 31, 2022 was terminated effective December 1, 2021, pursuant to the terms of the agreement. In connection with the termination of the agreement, the affiliates agreed to release funds held in trust due to one of the Insurance Entities (UPCIC) and the balance to the participant of the separate account (UVE) in December 2021.
The following table presents, on a consolidated basis, the balance sheet classification and exposure of restricted cash held in a reinsurance trust account, which can be used only to settle specific reinsurance obligations of the VIE as of the dates presented (in thousands):

	As of December 31,
	2021	2020
Restricted cash and cash equivalents	$—	$10,100
NOTE 19 – QUARTERLY RESULTS FOR 2021 AND 2020 (UNAUDITED)
The following table provides a summary of quarterly results for the periods presented (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2021
Premiums earned, net	$243,305	$256,172	$264,654	$271,332
Net investment income	2,986	2,858	2,797	3,894
Total revenues	262,757	279,181	287,254	292,659
Total expenses	226,406	249,122	260,790	357,120
Net income (loss)	26,408	21,941	20,183	(48,125)
Basic earnings (loss) per share	$0.85	$0.70	$0.65	$(1.54)
Diluted earnings (loss) per share	$0.84	$0.70	$0.64	$(1.54)

For the Year Ended December 31, 2020
Premiums earned, net	$220,829	$226,370	$234,191	$242,173
Net investment income	6,834	6,179	4,557	2,823
Total revenues	235,275	252,704	311,665	273,126
Total expenses	207,691	225,266	315,457	300,125
Net income (loss)	20,067	19,882	(3,169)	(17,675)
Basic earnings (loss) per share	$0.62	$0.62	$(0.10)	$(0.57)
Diluted earnings (loss) per share	$0.61	$0.62	$(0.10)	$(0.57)
Total revenues in the fourth quarter of 2021 exceeded 2020 driven by an increase in premium rates offset by an increase in ceded earned premium reflecting both an increase in the exposures covered by reinsurance and its pricing. The increase in expenses was due to a higher amount of net losses and loss adjustment expenses recorded in the fourth quarter of 2021 compared to 2020 which was due primarily to an increase in loss experience in the 2021 accident year due to increased core losses as a result of rising construction and labor costs to settle claims and weather events in the current year and prior years’ adverse development.

NOTE 20 – SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2021.
On February 10, 2022, the Company declared a quarterly cash dividend of $0.16 per share of common stock payable March 17, 2022, to shareholders of record on March 10, 2022.

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
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2021.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment under the framework in 2013 Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal controls over financial reporting during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The information included in the section entitled “Corporate Governance Framework” to be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders (“2022 Proxy Statement”) is hereby incorporated by reference into this Item 10.

ITEM 11.	EXECUTIVE COMPENSATION
The information included in the sections entitled “Compensation, Discussion and Analysis” and “Director Compensation” to be set forth in our 2022 Proxy Statement is hereby incorporated by reference into this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information included in the section entitled “Beneficial Ownership” and “Equity Compensation Plan Information” to be set forth in our 2022 Proxy Statement is hereby incorporated by reference into this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information included in the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance Framework” to be set forth in our 2022 Proxy Statement is hereby incorporated by reference into this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information included in the section entitled “Accounting Fees and Services” to be set forth in our 2022 Proxy Statement is hereby incorporated by reference into this Item 14.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)Financial Statements
The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm thereon are filed with this report at Item 8:
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2021 and 2020.
Consolidated Statements of Income for the Years Ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019.
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
4.1
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10‑K filed on March 2, 2020 and incorporated herein by reference)

10.1
Florida Insurance Capital Build-Up Incentive Program Surplus Note (“Surplus Note”) between the Company and the State Board of Administration of Florida (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.2
Addendum No. 1 to the Surplus Note between the Company and the State Board of Administration of Florida (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.3
Credit Agreement, dated August 31, 2021, by and between the Company and JPMorgan Chase Bank, N.A.(filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 27, 2021 and incorporated herein by reference)

10.4
Indenture, dated November 23, 2021 by and between the Company and UMB Bank National Association as trustee.(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 23, 2021 and incorporated herein by reference)

10.5	Form of Note Purchase Agreement, dated November 23, 2021 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 23, 2021 and incorporated herein by reference)
10.6	Form of Registration Rights Agreement, dated November 23, 2021 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 23, 2021 and incorporated herein by reference)
10.7
Multiple Line Quota Share Reinsurance Contract between the Company and Everest Reinsurance Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.8
Universal Insurance Holdings, Inc. Second Amended and Restated 2009 Omnibus Incentive Plan, as amended through June 8, 2012 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012 and incorporated herein by reference) †

10.9
Amendment to Second Amended and Restated 2009 Omnibus Incentive Plan (filed as Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 and incorporated herein by reference) †

10.10
Universal Insurance Holdings, Inc. 2021 Omnibus Incentive Plan, (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on July 14, 2021 and incorporated herein by reference) †

10.11	Form of Non-qualified Stock Option Agreement (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10‑K filed on March 1, 2019 and incorporated herein by reference) †
10.12	Form of Performance Share Award (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10‑K filed on March 1, 2019 and incorporated herein by reference) †
10.13	Form of Restricted Stock Agreement (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10‑K filed on March 1, 2019 and incorporated herein by reference) †

10.14	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10‑K filed on March 2, 2020 and incorporated herein by reference) †
10.15	Form of Notice of Grant of Restricted Stock Units and Terms and Conditions of Restricted Stock Unit Award under the 2021 Omnibus Incentive Plan
10.16	Form of Non-Employee Director Option Grant (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10‑K filed on March 1, 2019 and incorporated herein by reference) †
10.17
Employment Agreement, dated February 12, 2020, between Stephen J. Donaghy and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2020 and incorporated herein by reference) †

10.18
Amendment No. 1 to Employment Agreement, dated April 20, 2020, between Stephen J. Donaghy and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2020 and incorporated herein by reference) †

10.19
Employment Agreement, dated April 20, 2020, between Frank C. Wilcox and the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 24, 2020 and incorporated herein by reference) †

10.20
Employment Agreement, dated January 25, 2022, between Frank C. Wilcox and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 31, 2022 and incorporated herein by reference) †

10.21
Employment Agreement, dated March 18, 2020, between Kimberly Cooper Campos and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2020 and incorporated herein by reference) †

10.22
Stock Award Agreement, dated March 18, 2020, between Kimberly Cooper Campos and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 23, 2020 and incorporated herein by reference) †

10.23
Employment Agreement, dated January 25, 2022, between Kimberly Cooper Campos and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2022 and incorporated herein by reference) †

10.24
Executive Chairman Agreement, dated April 20, 2020, between Sean P. Downes and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2020 and incorporated herein by reference) †

10.25
Director Services Agreement, dated June 6, 2013, by and between the Company and Scott P. Callahan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 6, 2013 and incorporated herein by reference) †

10.26
Director Services Agreement, dated June 5, 2014, by and between the Company and Richard D. Peterson (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 6, 2014 and incorporated herein by reference) †

10.27
Director Services Agreement, dated July 12, 2007, by and between the Company and Ozzie A. Schindler (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 10, 2007 and incorporated herein by reference) †

10.28
Director Services Agreement, dated July 12, 2007, by and between the Company and Joel M. Wilentz (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on August 10, 2007 and incorporated herein by reference) †

10.29	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2012 and incorporated herein by reference) †
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm (Plante & Moran, PLLC)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	The following materials from Universal Insurance Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101)
------------------
† Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNIVERSAL INSURANCE HOLDINGS, INC.

Date: February 28, 2022	By:	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer and Principal Executive Officer

	By:	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sean P. Downes	Executive Chairman and Director	February 28, 2022
Sean P. Downes

/s/ Stephen J. Donaghy	Chief Executive Officer (Principal Executive Officer) and	February 28, 2022
Stephen J. Donaghy	Director

/s/ Frank C. Wilcox	Chief Financial Officer (Principal Accounting Officer)	February 28, 2022
Frank C. Wilcox

/s/ Kimberly D. Campos	Chief Information Officer, Chief Administrative Officer and	February 28, 2022
Kimberly D. Campos	Director

/s/ Scott P. Callahan	Director	February 28, 2022
Scott P. Callahan

/s/ Marlene M. Gordon	Director	February 28, 2022
Marlene M. Gordon

/s/ Francis X. McCahill, III	Director	February 28, 2022
Francis X. McCahill, III

/s/ Richard D. Peterson	Director	February 28, 2022
Richard D. Peterson

/s/ Michael A. Pietrangelo	Director	February 28, 2022
Michael A. Pietrangelo

/s/ Ozzie A. Schindler	Director	February 28, 2022
Ozzie A. Schindler

/s/ Jon W. Springer	Director	February 28, 2022
Jon W. Springer

/s/ Joel M. Wilentz	Director	February 28, 2022
Joel M. Wilentz

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Universal Insurance Holdings, Inc. (the “Parent Company”) had no guarantees or material contingencies as of December 31, 2021 and 2020. The following summarizes the major categories of the parent company’s financial statements (in thousands, except per share data):
CONDENSED BALANCE SHEETS

	As of December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$169,157	$62,934
Investments in subsidiaries and undistributed earnings	317,166	357,375
Income taxes recoverable	16,960	30,545
Deferred income tax asset, net	3,466	6
Intercompany note receivable	20,415	—
Other assets	140	72
Total assets	$527,304	$450,932
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$17	$30
Dividends payable	143	138
Long-term debt, net	96,691	—
Other accrued expenses	751	1,085
Total liabilities	97,602	1,253
STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference - $9.99 and $9.99 per share
Common stock, $.01 par value	470	468
Authorized shares - 55,000
Issued shares - 47,018 and 46,817
Outstanding shares - 31,221 and 31,137
Treasury shares, at cost - 15,797 and 15,680	(227,115)	(225,506)
Additional paid-in capital	108,202	103,445
Accumulated other comprehensive income (loss), net of taxes	(15,568)	3,343
Retained earnings	563,713	567,929
Total stockholders’ equity	429,702	449,679
Total liabilities and stockholders’ equity	$527,304	$450,932

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2021	2020	2019
REVENUES
Net investment income	$2	$273	$2,249
Net realized gains (losses) on investments	405	38	(1,908)
Net change in unrealized gains (losses) of equity securities	—	—	3,186
Management fee	137	166	166
Interest income on intercompany note receivable	415	—	—
Other revenue	—	16	10
Total revenues	959	493	3,703
OPERATING COSTS AND EXPENSES
General and administrative expenses	11,077	15,448	21,526
Total operating cost and expenses	11,077	15,448	21,526
LOSS BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(10,118)	(14,955)	(17,823)
Benefit from income taxes	(2,800)	(215)	(2,984)
LOSS BEFORE EQUITY IN NET EARNINGS OF SUBSIDIARIES	(7,318)	(14,740)	(14,839)
Equity in net income of subsidiaries	27,712	33,828	61,336
CONSOLIDATED NET INCOME	$20,394	$19,088	$46,497

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$151,952	$149,329	$84,752
Cash flows from investing activities:
Capital contributions to affiliates (1)	(95,498)	(118,897)	—
Issuance of intercompany note receivable (1)	(20,000)	—	—
Purchases of equity securities	—	—	(107)
Purchase of available-for-sale debt securities	—	—	(3,750)
Proceeds from sales of equity securities	—	—	3,481
Proceeds from sales of available-for-sale debt securities	—	787	6,530
Net cash provided by (used in) investing activities	(115,498)	(118,110)	6,154
Cash flows from financing activities:
Proceeds from issuance of long-term debt	100,000	—	—
Debt issuance costs paid	(3,365)	—	—
Preferred stock dividend	(10)	(10)	(10)
Common stock dividend	(24,191)	(24,547)	(26,106)
Issuance of common stock for stock option exercises	—	—	239
Purchase of treasury stock	(1,609)	(28,921)	(66,186)
Payments related to tax withholding for share-based compensation	(1,056)	(1,315)	(3,709)
Net cash provided by (used in) financing activities	69,769	(54,793)	(95,772)
Net increase (decrease) in cash and cash equivalents	106,223	(23,574)	(4,866)
Cash and cash equivalents at beginning of period	62,934	86,508	91,374
Cash and cash equivalents at end of period	$169,157	$62,934	$86,508

(1) Eliminated in consolidation.

See accompanying notes to condensed financial statements

NOTE 1 – GENERAL
The financial statements of the Registrant should be read in conjunction with the consolidated financial statements in “Item 8.”
Nature of Operations and Basis of Presentation
Universal Insurance Holdings, Inc. is a Delaware corporation incorporated in 1990. The Parent Company is an insurance holding company whose wholly-owned subsidiaries perform all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), the Parent Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements.
The Parent Company generates revenues from earnings on investments and management fees. The Parent Company also receives distributions of earnings from its insurance and non-insurance subsidiaries.
Certain amounts in the prior periods’ consolidated financial statements have been reclassified in order to conform to current period presentation. Such reclassifications had no effect on net income or stockholders’ equity.
Capital Contributions to Subsidiaries
During the years ended December 31, 2021 and 2020, the Parent Company made capital contributions of $92.0 million and $114.0 million, respectively, to UPCIC to increase UPCIC’s statutory capital and surplus. There were no capital contributions by the Parent Company to UPCIC during the year ended December 31, 2019.
Dividends received from Subsidiaries
The Parent Company received distributions from the earnings of its non-insurance consolidated subsidiaries of $149.9 million, $151.0 million and $121.3 million during the years ended December 31, 2021, 2020 and 2019, respectively. There were no dividends paid by UPCIC and APPCIC to the Parent Company during the years ended December 31, 2021, 2020 and 2019.

NOTE 2 - INTERCOMPANY NOTE RECEIVABLE
In October 2021, the Parent Company funded a $20.0 million Subordinated Surplus Debenture (“Surplus Debenture”) through PSI, the Insurance Entities’ parent company, which the FLOIR permitted to be included in UPCIC’s statutory capital and surplus at December 31, 2021. Intercompany note receivable is stated separately in the accompanying Condensed Consolidated Balance Sheets. See “Part II—Item 8—Note 5 (Insurance Operations)” for information relating to the Surplus Debenture.

NOTE 3 – LONG-TERM DEBT

See “Part II—Item 8—Note 7 (Long-term debt)” for information relating to long-term debt.

NOTE 4 – SUBSEQUENT EVENTS
The Parent Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2021.
In February 2022, the Parent Company declared a quarterly cash dividend of $0.16 per share of common stock payable March 17, 2022, to shareholders of record on March 10, 2022.
In February 2022, the Parent Company funded a $90.0 million additional Surplus Debenture to UPCIC to increase UPCIC’s statutory capital and surplus. UPCIC included this contribution in their statutory capital and surplus at December 31, 2021 with the permission of the FLOIR under statutory accounting principles.

SCHEDULE V – VALUATION AND QUALIFYING ACCOUNTS
The following table summarizes activity in the Company’s estimated credit losses and allowance for doubtful accounts for the periods presented (in thousands):

		Additions
	Beginning Balance	Charges to Earnings	Charges to Other Accounts	Deductions	Ending Balance
Description
Year Ended December 31, 2021
Estimated credit losses (1)	$631	466	—	513	$584
Year Ended December 31, 2020
Estimated credit losses (1)	$749	528	—	646	$631
Year Ended December 31, 2019
Allowance for doubtful accounts	$711	456	—	418	$749

(1) Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic ASC 326), which introduced a new process for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new ASU applied to premiums receivable and results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY
AND CASUALTY INSURANCE OPERATIONS
The following table provides certain information related to the Company’s property and casualty operations as of, and for the periods presented (in thousands):

	As of December 31,	For the Year Ended December 31,
	Reserves for Unpaid Losses and LAE	Incurred Loss and LAE Current Year	Incurred Loss and LAE Prior Years	Paid Losses and LAE	Net Investment Income
2021	$346,216	$724,768	54,437	$751,792	$12,535
2020	$322,465	$700,473	$58,337	$700,406	$20,393
2019	$267,760	$515,338	$88,068	$538,331	$30,743

	As of December 31,	For the Year Ended December 31,
	Deferred Policy Acquisition Cost (“DPAC”)	Amortization of DPAC, Net	Net Premiums Written	Net Premiums Earned	Unearned Premiums
2021	$108,822	$(224,121)	$1,084,827	$1,035,463	$857,769
2020	$110,614	$(199,154)	$1,004,903	$923,563	$783,135
2019	$91,882	$(176,843)	$869,645	$842,502	$661,279

Report of Independent Registered Public Accounting Firm
on Supplemental Information

To the Stockholders and Board of Directors
of Universal Insurance Holdings, Inc.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of Universal Insurance Holdings, Inc. (the “Company”) as of and for the three-year period ended December 31, 2021 and issued our report thereon dated February 28, 2022, which expressed an unqualified opinion on those consolidated financial statements and is included at Item 8 in this Form 10-K. The supplemental information contained in the consolidated financial statement schedules of the Company in the accompanying index at Item 15 in this Form 10-K has been subjected to audit procedures performed in conjunction with the audit of the Company's consolidated financial statements. The supplemental information is the responsibility of the Company's management. Our audit procedures included determining whether the supplemental information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

/s/ Plante & Moran, PLLC

Chicago, Illinois
February 28, 2022