Form 10-Q
period 2022-03-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2022-05-02
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,945,861 shares of common stock, par value $0.01 per share, outstanding on April 26, 2022.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida

RESULTS OF REVIEW OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of March 31, 2022 and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2022 and 2021. Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of Universal Insurance Holdings, Inc. as of December 31, 2021 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 28, 2022. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
East Lansing, Michigan
May 2, 2022

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

	As of
	March 31,	December 31,
	2022	2021
ASSETS
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $572 and $489 (amortized cost: $1,092,438 and $1,061,192)	$1,014,677	$1,040,455
Equity securities, at fair value (cost: $72,339 and $51,151)	65,126	47,334
Investment real estate, net	5,845	5,891
Total invested assets	1,085,648	1,093,680
Cash and cash equivalents	165,398	250,508
Restricted cash and cash equivalents	2,635	2,635
Prepaid reinsurance premiums	109,401	240,993
Reinsurance recoverable	104,660	185,589
Premiums receivable, net	61,670	64,923
Property and equipment, net	54,170	53,682
Deferred policy acquisition costs	103,622	108,822
Income taxes recoverable	2,262	16,947
Deferred income tax asset, net	40,072	16,331
Other assets	19,417	22,031
Total assets	$1,748,955	$2,056,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$244,482	$346,216
Unearned premiums	839,647	857,769
Advance premium	85,120	53,694
Book overdraft	—	26,759
Reinsurance payable, net	12,723	188,662
Commission payable	23,484	22,315
Other liabilities and accrued expenses	43,774	27,348
Long-term debt, net	103,384	103,676
Total liabilities	1,352,614	1,626,439

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $0.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $0.01 par value	471	470
Authorized shares - 55,000
Issued shares - 47,063 and 47,018
Outstanding shares - 30,946 and 31,221
Treasury shares, at cost - 16,117 and 15,797	(230,994)	(227,115)
Additional paid-in capital	109,099	108,202
Accumulated other comprehensive income (loss), net of taxes	(58,478)	(15,568)
Retained earnings	576,243	563,713
Total stockholders’ equity	396,341	429,702
Total liabilities and stockholders’ equity	$1,748,955	$2,056,141

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$396,481	$365,314
Change in unearned premium	18,122	10,292
Direct premium earned	414,603	375,606
Ceded premium earned	(145,539)	(132,301)
Premiums earned, net	269,064	243,305
Net investment income	4,042	2,986
Net realized gains (losses) on investments	58	542
Net change in unrealized gains (losses) of equity securities	(3,396)	(494)
Commission revenue	11,161	9,126
Policy fees	4,779	5,387
Other revenue	1,774	1,905
Total premiums earned and other revenues	287,482	262,757
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	185,106	143,963
General and administrative expenses	78,297	82,423
Total operating costs and expenses	263,403	226,386
Interest and amortization of debt issuance costs	1,608	20
INCOME (LOSS) BEFORE INCOME TAXES	22,471	36,351
Income tax expense (benefit)	4,934	9,943
NET INCOME (LOSS)	$17,537	$26,408
Basic earnings (loss) per common share	$0.56	$0.85
Weighted average common shares outstanding - Basic	31,147	31,208
Diluted earnings (loss) per common share	$0.56	$0.84
Weighted average common shares outstanding - Diluted	31,227	31,277
Cash dividend declared per common share	$0.16	$0.16
—

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$17,537	$26,408
Other comprehensive income (loss), net of taxes	(42,910)	(16,910)
Comprehensive income (loss)	$(25,373)	$9,498
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (unaudited)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2021	(15,797)		47,018	10	$470	$—	$108,202	$563,713	$(15,568)	$(227,115)	$429,702
Vesting of performance share units	(9)	(1)	33	—	1	—	(1)	—	—	(104)	(104)
Vesting of restricted stock units	(6)	(1)	27	—	—	—	—	—	—	(105)	(105)
Retirement of treasury shares	15	(1)	(15)	—	—	—	(209)	—	—	209	—
Purchases of treasury stock	(320)		—	—	—	—	—	—	—	(3,879)	(3,879)
Share-based compensation	—		—	—	—	—	1,107	—	—	—	1,107
Net income	—		—	—	—	—	—	17,537	—	—	17,537
Other comprehensive loss, net of taxes	—		—	—	—	—	—	—	(42,910)	—	(42,910)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,007)	—	—	(5,007)
Balance, March 31, 2022	(16,117)		47,063	10	$471	$—	$109,099	$576,243	$(58,478)	$(230,994)	$396,341

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

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

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net cash provided by operating activities	$(27,081)	$61,265
Cash flows from investing activities:
Proceeds from sale of property and equipment	1	16
Purchases of property and equipment	(2,185)	(1,211)
Purchases of equity securities	(29,333)	(8,175)
Purchases of available-for-sale debt securities	(57,163)	(178,828)
Proceeds from sales of equity securities	14,932	1,576
Proceeds from sales of available-for-sale debt securities	12,540	27,455
Proceeds from sales of investment real estate	—	2,591
Maturities of available-for-sale debt securities	12,766	25,178
Net cash provided by (used in) investing activities	(48,442)	(131,398)
Cash flows from financing activities:
Debt issuance costs paid	(100)	—
Preferred stock dividend	(3)	(3)
Common stock dividend	(5,029)	(5,083)
Purchase of treasury stock	(3,879)	(245)
Payments related to tax withholding for share-based compensation	(209)	(495)
Repayment of debt	(367)	(368)
Net cash provided by (used in) financing activities	(9,587)	(6,194)
Cash and cash equivalents and restricted cash and cash equivalents:
Net increase (decrease) during the period	(85,110)	(76,327)
Balance, beginning of period	253,143	179,871
Balance, end of period	$168,033	$103,544

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$165,398	$250,508
Restricted cash and cash equivalents (1)	2,635	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$168,033	$253,143
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
Universal Insurance Holdings, Inc. (“UVE”, and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”, and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance offered in 19 states as of March 31, 2022, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
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
Basis of Presentation
The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the Financial Statements do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) for annual financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022. The Condensed Consolidated Balance Sheet at December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.
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

2. Significant Accounting Policies
The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2021.

3. Investments
Available-for-Sale Securities
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	March 31, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$22,380	$—	$—	$(719)	$21,661
Corporate bonds	722,680	(456)	111	(52,427)	669,908
Mortgage-backed and asset-backed securities	323,684	—	38	(22,200)	301,522
Municipal bonds	14,924	—	—	(1,405)	13,519
Redeemable preferred stock	8,770	(116)	—	(587)	8,067
Total	$1,092,438	$(572)	$149	$(77,338)	$1,014,677

	December 31, 2021
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$27,076	$—	$64	$(334)	$26,806
Corporate bonds	687,058	(371)	843	(13,725)	673,805
Mortgage-backed and asset-backed securities	322,844	—	194	(6,920)	316,118
Municipal bonds	14,925	(1)	—	(350)	14,574
Redeemable preferred stock	9,289	(117)	28	(48)	9,152
Total	$1,061,192	$(489)	$1,129	$(21,377)	$1,040,455

The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	March 31, 2022		December 31, 2021
Average Credit Ratings	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
AAA	$309,960	30.5%	$321,975	31.0%
AA	139,554	13.8%	139,186	13.4%
A	330,751	32.6%	339,500	32.6%
BBB	227,901	22.5%	234,358	22.5%
No Rating Available	6,511	0.6%	5,436	0.5%
Total	$1,014,677	100.0%	$1,040,455	100.0%

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

The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:
Agency	$146,674	$134,111	$147,992	$143,819
Non-agency	60,719	55,096	59,906	58,263
Asset-backed securities:
Auto loan receivables	68,485	66,410	67,352	66,877
Credit card receivables	4,711	4,668	4,741	4,719
Other receivables	43,095	41,237	42,853	42,440
Total	$323,684	$301,522	$322,844	$316,118
The following tables summarize available-for-sale debt securities, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	March 31, 2022
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	2	$11,549	$(63)	5	$10,112	$(656)
Corporate bonds	188	253,022	(16,821)	95	118,710	(12,044)
Mortgage-backed and asset-backed securities	118	156,773	(7,653)	70	138,894	(14,547)
Municipal bonds	9	9,988	(932)	1	3,531	(473)
Redeemable preferred stock	4	1,270	(122)	—	—	—
Total	321	$432,602	$(25,591)	171	$271,247	$(27,720)

	December 31, 2021
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	4	$18,913	$(111)	4	$5,016	$(223)
Corporate bonds	249	378,595	(7,468)	18	17,356	(679)
Mortgage-backed and asset-backed securities	145	274,883	(5,969)	11	23,273	(951)
Municipal bonds	5	9,811	(269)	—	—	—
Redeemable preferred stock	1	200	(1)	—	—	—
Total	404	$682,402	$(13,818)	33	$45,645	$(1,853)

Unrealized losses on available-for-sale debt securities in the above table as of March 31, 2022 have not been recognized into income as credit losses because the issuers are of high credit quality (investment grade securities), management does not intend to sell and it is likely management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

The following table presents a reconciliation of the beginning and ending balances for expected credit losses on available-for-sale debt securities (in thousands):

	Corporate Bonds	Municipal Bonds	Redeemable Preferred Stock	Total
Balance, December 31, 2020	$148	$—	$38	$186
Provision for (or reversal of) credit loss expense	223	1	79	303
Balance, December 31, 2021	371	1	117	489
Provision for (or reversal of) credit loss expense	85	(1)	(1)	83
Balance, March 31, 2022	$456	$—	$116	$572

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

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense and are reported in general and administrative expenses in the Condensed Consolidated Statements of Income. Losses are charged against the allowance when management believes an available-for-sale debt security is confirmed as uncollected or when either of the criteria regarding intent or requirement to sell is met.
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	March 31, 2022
	Amortized Cost	Fair Value
Due in one year or less	$53,698	$53,176
Due after one year through five years	504,075	475,424
Due after five years through ten years	501,063	455,448
Due after ten years	31,710	28,916
Perpetual maturity securities	1,892	1,713
Total	$1,092,438	$1,014,677

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

The following table provides certain information related to available-for-sale debt securities, equity securities and investment in real estate during the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$25,306	$52,633
Equity securities	$14,932	$1,576
Gross realized gains on sale of securities:
Available-for-sale debt securities	$6	$122
Equity securities	$324	$343
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(270)	$(324)
Equity securities	$(2)	$—
Realized gains on sales of investment real estate (1)	$—	$401

(1)
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

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Available-for-sale debt securities	$4,067	$2,829
Equity securities	535	591
Cash and cash equivalents (1)	22	11
Other (2)	128	268
Total investment income	4,752	3,699
Less: Investment expenses (3)	(710)	(713)
Net investment income	$4,042	$2,986

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Equity Securities
The following table provides the unrealized gains and losses recognized for the periods presented on equity securities still held at the end of the reported period (in thousands):

	Three Months Ended March 31,
	2022	2021
Unrealized gains (losses) recognized during the reported period on equity securities still held at the end of the reported period	$(3,353)	$(519)

Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	March 31,	December 31,
	2022	2021
Income Producing:
Investment real estate	$7,091	$7,091
Less: Accumulated depreciation	(1,246)	(1,200)
Investment real estate, net	$5,845	$5,891
The following table provides the depreciation expense related to investment real estate for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Depreciation expense on investment real estate	$46	$46

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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of March 31, 2022			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services, Inc.	Moody’s Investors Service, Inc.	March 31, 2022	December 31, 2021
Florida Hurricane Catastrophe Fund (1)	n/a	n/a	n/a	$49,707	$136,298
Allianz Risk Transfer	A+	AA-	Aa3	45,579	—
Allianz Risk Transfer (Bermuda) Ltd.	A+	AA-	Aa3	25,724	44,618
Renaissance Reinsurance Ltd.	A+	A+	A1	12,075	20,051
Total (2)				$133,085	$200,967
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
The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended March 31,
	2022			2021
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$396,481	$414,603	$195,155	$365,314	$375,606	$237,298
Ceded	(13,946)	(145,539)	(10,049)	(16,800)	(132,301)	(93,335)
Net	$382,535	$269,064	$185,106	$348,514	$243,305	$143,963

The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid reinsurance premiums	$109,401	$240,993
Reinsurance recoverable on paid losses and LAE	$39,257	$69,729
Reinsurance recoverable on unpaid losses and LAE	65,403	115,860
Reinsurance recoverable	$104,660	$185,589

5. Insurance Operations
Deferred Policy Acquisition Costs
The Company defers certain costs in connection with written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
DPAC, beginning of period	$108,822	$110,614
Capitalized Costs	49,199	54,722
Amortization of DPAC	(54,399)	(54,143)
DPAC, end of period	$103,622	$111,193
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
In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of December 31, 2021, UPCIC currently is not able to pay any ordinary dividends during 2022. APPCIC, based on its accumulated earnings history as of December 31, 2021, is unable to pay any ordinary dividends during 2022. For the three months ended March 31, 2022 and 2021, no dividends were paid from the Insurance Entities to PSI.
The Florida Insurance Code requires a residential property insurance company to maintain statutory surplus as to policyholders of at least $15.0 million or ten percent of the insurer’s total liabilities, whichever is greater. The following table presents the amount of capital and surplus calculated in accordance with statutory accounting principles, which differs from U.S. GAAP, and an amount representing ten percent of total liabilities for each of the Insurance Entities as of the dates presented (in thousands):

	March 31, 2022	December 31, 2021
Statutory capital and surplus
UPCIC (1) (2)	$389,248	$378,750
APPCIC (3)	$18,539	$16,104
Ten percent of total liabilities
UPCIC	$114,748	$122,292
APPCIC	$1,191	$649

(1)
At March 31, 2022, statutory capital and surplus for UPCIC included a $20 million Subordinated Surplus Debenture (“Surplus Debenture”) funded in March 2022 by UVE through PSI, the Insurance Entities’ parent company, which is a component of surplus under statutory accounting principles and a liability under U.S. GAAP. The carrying amount of the Surplus Debenture included in the statutory capital and surplus of UPCIC is $130 million as of March 31, 2022.

(2)
At December 31, 2021, statutory capital and surplus for UPCIC included a $20 million Surplus Debenture funded in October 2021 by UVE through PSI, the Insurance Entities’ parent company, which is a component of surplus under statutory accounting principles and a liability under U.S. GAAP. In addition, capital and surplus included a contribution of $90 million Surplus Debenture funded in February 2022 which was not recognized on a U.S. GAAP basis as of December 31, 2021. The carrying amount of the Surplus Debenture included in the statutory capital and surplus of UPCIC is $110 million as of December 31, 2021.

(3)
At March 31, 2022, statutory capital and surplus for APPCIC included a $3 million Surplus Debenture funded in March 2022 by UVE through PSI, the Insurance Entities’ parent company, which is a component of surplus under statutory accounting principles and a liability under U.S. GAAP. The carrying amount of the Surplus Debenture included in the statutory capital and surplus of APPCIC is $3 million as of March 31, 2022.

As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement. The Insurance Entities also met the capitalization requirements of the other states in which they are licensed as of March 31, 2022. The Insurance Entities each are also required to adhere to prescribed premium-to-capital surplus ratios and each have met those requirements at such dates.

Through PSI, UVE recorded contributions for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Capital contributions - UPCIC	$—	$77,000
The following table summarizes combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Combined net income (loss)	$(11,933)	$(7,376)
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	March 31, 2022	December 31, 2021
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,317	$3,441

6. Liability for Unpaid Losses and Loss Adjustment Expenses
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$346,216	$322,465
Less: Reinsurance recoverable	(115,860)	(119,522)
Net balance at beginning of period	230,356	202,943
Incurred related to:
Current year	184,451	145,200
Prior years	655	(1,237)
Total incurred	185,106	143,963
Paid related to:
Current year	71,727	54,481
Prior years	164,656	95,316
Total paid	236,383	149,797
Net balance at end of period	179,079	197,109
Plus: Reinsurance recoverable	65,403	118,671
Balance at end of period	$244,482	$315,780

During the three months ended March 31, 2022, there was adverse prior years’ reserve development of $10.7 million gross, less $10.0 million ceded, resulting in $0.7 million net development. The direct and net prior years’ reserve development for the quarter ended March 31, 2022 was principally due to a direct increase in the ultimate losses for Hurricanes Irma and Matthew of $10.7 million offset by ceded hurricane losses of $10.0 million resulting in net unfavorable development of $0.7 million.

During the three months ended March 31, 2021, there was adverse prior years’ reserve development of $92.1 million gross, less $93.3 million ceded, resulting in $1.2 million net favorable development. The net favorable prior years’ reserve development for the quarter ended March 31, 2021 was principally due to an increase in ceded reserves for Hurricane Sally as a result of recoveries on losses outside of Florida, which have a lower attachment point offset by a reduction in Hurricane Irma recoveries representing previously ceded losses not subject to recovery. As a result, net prior years’ reserve development was favorable.

7. Long-term Debt
Consists of the following as of the dates presented (in thousands):

	March 31,	December 31,
	2022	2021
Surplus note	$6,618	$6,985
5.625% Senior unsecured notes	100,000	100,000
Total principal amount	106,618	106,985
Less: unamortized debt issuance costs	(3,234)	(3,309)
Total long-term debt, net	$103,384	$103,676
Surplus Note
In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program. The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. Principal and interest are paid periodically pursuant to terms of the surplus note. UPCIC was in compliance with the terms of the surplus note as of March 31, 2022.
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
The Notes were offered and sold by the Company in a private placement transaction in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. On November 23, 2021, in connection with the issuance and sale of the Notes, the Company also entered into Registration Rights Agreements (the “Registration Rights Agreements”) with the purchasers of the Notes. Under the terms of the Registration Rights Agreements, the Company has agreed to take certain actions to provide for the exchange of the Notes for notes that are registered under the Securities Act and have substantially the same terms as the Notes (the “Exchange Offer”). Under certain circumstances, if the Company fails to meet its obligations under the Registration Rights Agreements, it would be required to pay additional interest to the holders of the Notes. The interest rate on the Notes will increase by 0.25% per annum immediately following such 120-day period in the case of such failure and will increase by an additional 0.25% per annum for each subsequent 90 day period that the Company fails to meet its obligations, up to a maximum of 0.50% per annum. The Registration Statement surrounding the Notes was deemed effective by the Securities and Exchange Commission on March 24, 2022, thus additional interest would not apply. See “Note 15 (Subsequent Events)” for additional information on the Exchange Offer.
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
On November 23, 2021, the Company entered into an indenture, relating to the issuance of the Notes (the “Indenture”), with UMB Bank National Association, as trustee. The Notes are not subject to any sinking fund and are not convertible into or exchangeable, other than pursuant to the Exchange Offer, for any other securities or assets of the Company or any of its subsidiaries. The Notes are not subject to redemption at the option of the holder. The indenture governing the Notes contains financial covenants, terms, events of default and related cure provisions that are customary in agreements used in connection with similar transactions. As of March 31, 2022, the Company was in compliance with all applicable covenants, including financial covenants.
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

The Revolving Loan contains customary financial covenants. As of March 31, 2022, the Company was in compliance with all applicable covenants, including financial covenants. The Company has not drawn any amount under the Revolving Loan as of March 31, 2022.

Interest Expense
The following table provides interest expense related to long-term debt during the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest Expense:
Surplus note	$27	$20
5.625% Senior unsecured notes	1,406	—
Non-cash expense (1)	175	—
Total	$1,608	$20
(1) Represents amortization of debt issuance costs.

8. Stockholders’ Equity

From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares			Average
			Repurchased During the		Aggregate	Price Per
		Dollar Amount	Three Months Ended March 31,		Purchase	Share
Date Authorized	Expiration Date	Authorized	2022	2021	Price	Repurchased	Plan Completed
November 3, 2020	November 3, 2022	$20,000	320,528	—	$3,879	$12.10
November 3, 2020	November 3, 2022	$20,000	—	15,444	$245	$15.87
See the “Condensed Consolidated Statements of Stockholders’ Equity” for a roll-forward of treasury shares.

9. Income Taxes
During the three months ended March 31, 2022 and 2021, the Company recorded approximately $4.9 million and $9.9 million of income tax expense, respectively. The effective tax rate (“ETR”) for the three months ended March 31, 2022 was 22.0% compared to a 27.4% ETR for the same period in 2021.
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
The Company’s income tax provision reflects an estimated annual ETR of 25.8% for 2022, calculated before the impact of discrete items. The effect of reporting discrete items through March 31, 2022 amounts to a decrease to the annual estimated ETR of 380 basis points, resulting in an ETR for the quarter of 22.0%. The annual estimated ETR includes a federal income tax rate of 21% and a state income tax rate, net of federal benefit, of 3.7%.
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
The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. As of March 31, 2022, the Company’s 2018 through 2020 tax years are still subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdictions.

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
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted EPS computations for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator for EPS:
Net income (loss)	$17,537	$26,408
Less: Preferred stock dividends	(3)	(3)
Income (loss) available to common stockholders	$17,534	$26,405
Denominator for EPS:
Weighted average common shares outstanding	31,147	31,208
Plus: Assumed conversion of share-based compensation (1)	55	44
Assumed conversion of preferred stock	25	25
Weighted average diluted common shares outstanding	31,227	31,277
Basic earnings (loss) per common share	$0.56	$0.85
Diluted earnings (loss) per common share	$0.56	$0.84

(1)	Represents the dilutive effect of unexercised stock options, unvested performance share units, unvested restricted stock units and unvested restricted stock.

11. Other Comprehensive Income (Loss)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended March 31,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(57,161)	$(14,052)	$(43,109)	$(22,425)	$(5,361)	$(17,064)
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	264	65	199	202	48	154
Other comprehensive income (loss)	$(56,897)	$(13,987)	$(42,910)	$(22,223)	$(5,313)	$(16,910)

The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended March 31,
	2022	2021
Unrealized gains (losses) on available-for-sale debt securities
	$(264)	$(202)	Net realized gains (losses) on sale of securities
	65	48	Income taxes
Total reclassification for the period	$(199)	$(154)	Net of tax

12. Commitments and Contingencies
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The Company’s reinsurance commitments generally run from June 1st of the current year to May 31st of the following year. Certain of the Company’s reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1st to May 31st contract period are recorded as “Reinsurance Payable, net” in the Condensed Consolidated Balance Sheet. Effective March 26, 2021, UPCIC entered into a three-year reinsurance agreement with Cosaint Re Pte. Ltd., a reinsurance entity incorporated in Singapore that correspondingly issued notes in a Rule 144A offering to raise proceeds to collateralize its obligations under the reinsurance agreement. Amounts payable for coverage for the second year of the reinsurance agreement with Cosaint Re Pte. Ltd. are also recorded as “Reinsurance Payable, net.” Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $80.2 million in 2022; (2) $152.7 million in 2023 and (3) $58.1 million in 2024.
Litigation
Lawsuits and other legal proceedings are filed against the Company from time to time. Many of these legal proceedings involve claims under policies that the Company underwrites and reserves for as an insurer. The Company is also involved in various other legal proceedings and litigation unrelated to claims under the Company’s policies that arise in the ordinary course of business operations. Management believes that any liabilities that may arise as a result of these legal matters will not have a material adverse effect on the Company’s financial condition or results of operations. The Company contests liability and/or the amount of damages as appropriate in each pending matter.
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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	March 31, 2022
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$21,661	$—	$21,661
Corporate bonds	—	669,908	—	669,908
Mortgage-backed and asset-backed securities	—	301,522	—	301,522
Municipal bonds	—	13,519	—	13,519
Redeemable preferred stock	—	8,067	—	8,067
Equity Securities:
Common stock	4,617	—	—	4,617
Mutual funds	60,509	—	—	60,509
Total assets accounted for at fair value	$65,126	$1,014,677	$—	$1,079,803

	Fair Value Measurements
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$26,806	$—	$26,806
Corporate bonds	—	673,805	—	673,805
Mortgage-backed and asset-backed securities	—	316,118	—	316,118
Municipal bonds	—	14,574	—	14,574
Redeemable preferred stock	—	9,152	—	9,152
Equity Securities:
Common stock	3,683	—	—	3,683
Mutual funds	43,651	—	—	43,651
Total assets accounted for at fair value	$47,334	$1,040,455	$—	$1,087,789
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
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities (debt):
Surplus note (1)	$6,618	$6,385	$6,985	$6,723
5.625% Senior unsecured notes (2)	100,000	101,810	100,000	99,464
Total debt	$106,618	$108,195	$106,985	$106,187

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

14. Variable Interest Entities

The Company entered into a reinsurance arrangement with Isosceles Insurance Ltd. acting in respect of “Separate Account UVE-01”, a VIE in the normal course of business and consolidated the VIE since the Company is the primary beneficiary. The primary beneficiary analysis includes a review of the VIE’s capital structure, related contractual relationships and terms, nature of the VIE’s operations and purpose, nature of the VIE’s interests issued and the Company’s involvement with the entity. When assessing the need to consolidate a VIE, the Company evaluates the design of the VIE as well as the related risks to which the entity was designed to expose the variable interest holders. The primary beneficiary is the entity that has both (i) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. While also considering these factors, the consolidation conclusion depends on the Company’s decision-making ability and its ability to influence activities that significantly affect the economic performance of the VIE.
The reinsurance arrangement effective June 1, 2021 through May 31, 2022 was terminated effective December 1, 2021, pursuant to the terms of the agreement. In connection with the termination of the agreement, the affiliates agreed to release funds held in trust due to one of the Insurance Entities (UPCIC) and the balance to the participant of the separate account (UVE) in December 2021.

15. Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of March 31, 2022.

On April 20, 2022, the Company declared a quarterly cash dividend of $0.16 per share of common stock payable May 20, 2022, to shareholders of record on May 13, 2022.

On April 28, 2022, we closed on the Exchange Offer, thus satisfying the requirements under the Registration Rights Agreements and Exchange Offer disclosed in “Note 7 (Long-term debt).”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Company” refer to Universal Insurance Holdings, Inc. (“UVE”) and its wholly-owned subsidiaries. You should read the following discussion together with our unaudited condensed consolidated financial statements (“Financial Statements”) and the related notes thereto included in “Part I, Item 1—Financial Statements,” and our audited condensed consolidated financial statements and the related notes thereto included in “Part II, Item 8—Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the year.

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These forward-looking statements may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets,” and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure and other risk management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements as a result of the risks set forth below, which are a summary of those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A should be read in conjunction with our Financial Statements and accompanying Notes appearing elsewhere in this Report (the “Notes”). In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed above under “Cautionary Note Regarding Forward-Looking Statements.”
Trends
Florida Trends
We are currently working through a cycle to improve long-term rate adequacy and earnings for the Insurance Entities by increasing rates and managing exposures, while taking advantage of what we believe to be opportunities in a dislocated market. The Florida personal lines homeowners’ market currently can be characterized as a “hard market”, where insurance premium rates are escalating, insurers are reducing coverages, and underwriting standards are tightening as insurers closely monitor insurance rates and manage coverage capacity. Due to conditions in the Florida market and factors more generally affecting the U.S. and global reinsurance markets, reinsurance capacity in recent years has also been subject to less favorable pricing or terms. These market forces decrease competition among admitted insurers, and ultimately result in the increased use of Citizens Property Insurance Corporation (“Citizens”), which was created to be the State’s residual property insurance market. In recent years, in response to adverse behaviors and conditions in the Florida residential market, most admitted market competitors have sought and often received approval for significant rate increases. Meanwhile, Citizens’ rate increases are limited by law, resulting in its policies, in a hard market, becoming priced lower than admitted market policies. This causes Citizens to become viewed as a desirable alternative to the admitted market as admitted market insurers manage through the hard market challenges. Our Insurance Entities likewise have taken and continue to take action to manage through this hard market by increasing rates and prudently managing exposures while also maintaining their competitive position in the market and supporting our current policyholders and agents.
While addressing rate adequacy for the Insurance Entities, we continue to experience inflated costs for losses and LAE in the Florida market, where an industry has developed around the solicitation, filing and litigation of personal residential claims. These dynamics have been made worse by the litigation financing industry which in some cases funds these actions. These behaviors are a chief contributing factor for the rate increases in this market. These behaviors result in a pattern of continued increases in year-over-year levels of represented claims, the inflation of purported claim amounts, and increased demands for attorneys’ fees. Active solicitation of personal residential claims in Florida by policyholder representatives, remediation companies and repair companies has led to an increase in the frequency and severity of personal residential claims in Florida exceeding historical levels and levels seen in other jurisdictions. Information prepared by the Florida Office of Insurance Regulation also shows that claims in Florida are litigated at a substantially disproportionate rate when compared to other states. This is largely due to a Florida statute providing a one-way right of attorneys’ fees against insurers which has, when coupled with certain other statutes and judicial rulings, produced a legal environment in Florida that encourages litigation, in many cases without regard to the underlying merits of the claims. The one-way right to attorneys’ fees essentially means that unless an insurer’s position is entirely upheld in litigation, the insurer must pay the plaintiff’s attorneys’ fees in addition to its own defense costs. This affects not only claims that are litigated to resolution, but also the settlement discussions that take place with nearly all litigated claims. This also affects a large number of claims from inception or during the adjusting process as a substantial and growing percentage of policyholders obtain representation early in the process, and sometimes even before notifying insurers of their claims. These market conditions also add, and will continue to add, complexity to efforts to efficiently and expeditiously adjust claims. This is due to an increasing number of policyholders who have one or more recent prior losses with the Insurance Entities or with other insurers, which then require evaluation during subsequent claims and determinations regarding whether property has been repaired consistently with the scope and amount of damage previously asserted.
The one-way right to attorney fees creates a nearly risk-free environment, and incentive, for attorneys to pursue litigation against insurers. The result has been a substantial increase in represented and litigated claims in Florida, far outpacing levels experienced in other states. In April 2021, the Florida legislature passed a bill intending to curtail the adverse claim trends impacting the Florida homeowners’ insurance market. Most provisions of the bill went into effect on July 1, 2021. Among its provisions, the bill creates a new pre-suit notice requirement wherein an insured must make a formal monetary demand of a residential property insurer before commencing suit. The Company has established an internal team to review and respond to these pre-suit demands in a further effort to resolve disputes before litigation ensues. Another provision of the new law reduces the time period in which to file a new or reopened claim to two years following the date of loss. Other changes include attempting to curtail the solicitation of certain roof claims and to limit referral fees in connection with certain types of claims. Opponents of the reforms have challenged certain parts of the new law, including obtaining an injunction against provisions that limit the solicitation of roof claims. In light of the recent enactment of these reforms and the litigation that has ensued, it is premature to assess whether the reforms will have their intended effect. Whether these changes are beneficial to consumers, insurers, insurance company holding systems or the residential property insurance market as a whole may not be fully known for some time. Even after the 2021 legislation, the Florida property market has been distressed and continues to experience rising rate levels coupled with reduced underwriting capacity among admitted insurers. Although the Florida legislature considered additional potential reforms in its 2022 regular session, it did not pass any of those reforms. Florida’s Governor subsequently called a special legislative session, expected to be held in late May, during which the legislature again will consider property insurance reforms. It is unclear whether the legislature will pass additional reforms in the special session, and if so, whether those reforms will be effective. History has shown that reforms that do not address the underlying cause of problems in the Florida market and instead only address symptoms such as the proliferation of mold, sinkhole or roof claims at best provide only temporary relief and eventually result in the underlying cause manifesting through other perils.
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
The Company has taken a series of steps over time to mitigate the financial impact of these negative trends in the Florida market. We also have closely monitored rate levels, especially in the Florida market, and have submitted rate filings based upon evolving data. However, because rate filings rely upon past loss and expense data and take time to develop, file and implement, we can experience significant delays between identifying needed rate adjustments, gaining approval of rate changes, and ultimately collecting and earning the resulting increased premiums. This is particularly the case in an era of rising costs such as the current Florida market, in which the costs of losses and loss adjustment expenses continue to increase due to Florida’s outsized claims litigation environment and inflationary pressure. In addition, the Company has implemented several initiatives in its claims department in response to the adverse market trends. We utilize our process called Fast Track, which is an initiative to handle straightforward, meritorious claims as promptly as possible to mitigate the adverse impacts that can be seen with claims that remain open for longer periods. In addition, we increased our emphasis on subrogation to reduce our net losses while also recovering policyholders’ deductibles when losses are attributable to the actions of others. We have an internal staff of trained water remediation experts to address the extraordinary number of purported water damage claims filed by policyholders and vendors. We developed a specialized in-house unit for responding to the unique aspects of represented claims, and we have substantially increased our in-house legal staff in an effort to address the increase in litigated or represented claims as cost-effectively as possible.
Additionally, we have taken steps to implement claim settlement rules associated with the Florida legislation passed in 2019 designed to reduce the negative effects of claims involving assignments of benefits (“AOB”). See “Part I— Item 1—Business—Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2021. An AOB is a document signed by a policyholder that allows a third party to be paid for services performed for an insured homeowner who would normally be reimbursed by the insurance company directly after making a claim. Prior to the AOB reform legislation, the Company experienced an increase in AOB-related litigation initiated by vendors, in many cases unbeknownst to policyholders. Claims paid under an AOB often involve unnecessary litigation, with the Company required to pay both its own defense costs and those of the plaintiff, and, as a result, cost the Company significantly more than claims settled when an AOB is not involved. In 2019, the Florida legislature passed legislation designed to increase consumer protections against AOB abuses and reduce AOB-related litigation. While the Florida legislation addressing abuses associated with AOBs may be beneficial in reducing one aspect of the concerns affecting the Florida market, the overall impact of the deterioration in claims-related tactics and behaviors, including other first-party litigation, thus far has continued to outpace benefits arising from the 2019 AOB reform legislation. More recently, following legislation adopted in Florida’s 2021 legislative session, we have established procedures and dedicated personnel to a new pre-suit notice and offer process. The new process requires policyholders or their attorneys to notify insurers at least ten days before commencing litigation and allows insurers an opportunity to make pre-suit settlement offers. The policyholders’ ability to recover attorneys’ fees is determined according to a scale that compares the ultimate outcomes of the cases to the insurers’ pre-suit offers. Although this new process is intended to reduce claims litigation and encourage settlements, it is too early to evaluate whether it will be successful in limiting the types of settlement demands and litigation that have plagued the Florida market or in offsetting other factors adversely affecting the market such as increased costs of building materials and labor.
Impact of COVID-19
Subsequent to March 2020, we have not seen a direct material impact from COVID-19 on our business, our financial position, our liquidity, or our ability to service our policyholders and maintain critical operations. Indirectly, inflationary pressures, in part due to supply chain and labor constraints during the pandemic, have affected and continue to affect claims costs and, to a lesser degree, other expenses. As a provider of services that have been deemed essential under most directives and guidelines, we are confident in our ability to maintain consistent operations and believe we can continue to manage with our remote workforce as a result of our disaster preparedness planning, with little impact on our business and service levels and our standards of care for both underwriting and claims. We continue to monitor local, state and federal guidance and will adjust workforce activities as appropriate. Although we have not experienced a direct material impact from COVID-19 since its onset in 2020, the ultimate impact of the COVID-19 pandemic, or future pandemics, on our business and on the economy in general cannot be predicted.
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

UPCIC’s 2021-2022 Reinsurance Program
•First event All States retention of $45 million during the 2021 Atlantic hurricane season, first event Non-Florida retention of $15 million.
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

Reinsurers

The table below provides the A.M. Best and S&P financial strength ratings for each of the largest third-party reinsurers in UPCIC’s 2021-2022 reinsurance program:

Reinsurer	A.M. Best	S&P
Allianz Risk Transfer	A+	AA-
Everest Re	A+	A+
Chubb Tempest Reinsurance Ltd.	A++	AA
Munich Re	A+	AA-
Renaissance Re	A+	A+
Various Lloyd’s of London Syndicates	A	A+
Florida Hurricane Catastrophe Fund (1)	N/A	N/A
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

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
Highlights for the quarter ended March 31, 2022

•Approved rate filings are increasing written and earned premium as they take effect and earn in over the policy period
•Rate increases for Pennsylvania and Indiana were approved and implemented with a number of rate filings underway
•Exposure management efforts designed to improve underwriting results are resulting in a reduction in policy count and related fees
•Net investment income increased as market interest rates rise, however the rising interest rates have lowered the market value of our investments resulting in unrealized losses
•Losses and LAE, net were higher this quarter compared to the same period last year primarily due to a higher rate of accrual for the current accident year reserves to address trends in Florida
•Expense management efforts lowered the expense ratio including lower commission rates on renewals and spending discipline
•The company continued to return shareholder value with quarterly dividends and modest share repurchases
•Demotech, Inc. affirmed the Financial Stability Rating® of A, Exceptional for each of the Insurance Entities

First quarter of fiscal 2022 results of operations comparisons are to first quarter of fiscal 2021 (unless otherwise specified).
Results of Operations — Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Net income for the three months ended March 31, 2022, was $17.5 million compared to $26.4 million for the same period in 2021. Weighted average diluted common shares outstanding for the three months ended March 31, 2022 were lower by 0.2% to 31.2 million shares from 31.3 million shares for the same period of the prior year. Diluted EPS for the three months ended March 31, 2022 was $0.56 compared to $0.84 for the same period in 2021. Benefiting the quarter were increases in premiums earned, net, an increase in commission revenue, and an increase in net investment income, partially offset by an increase in operating costs and expenses, a decrease in realized gains and an increase in unrealized losses on equity securities. Direct premium earned and premiums earned, net were up 10.4% and 10.6%, respectively, due to premium growth in 15 of the 19 states in which we are licensed and writing during the past 12 months as a result of rate increases implemented during 2021 and 2022. The net loss and LAE ratio was 68.8% for the three months ended March 31, 2022, compared to 59.2% for the same period in 2021 reflecting higher core losses, an increase in excess weather events beyond those expected, and higher prior years’ reserve development. As a result of the above and further explained below, the combined ratio for the three months ended March 31, 2022 was 97.9% compared to 93.1% for the three months ended March 31, 2021. Also see the discussion above under “Overview—Trends.”
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Three Months Ended March 31,		Change
	2022	2021	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$396,481	$365,314	$31,167	8.5%
Change in unearned premium	18,122	10,292	7,830	76.1%
Direct premium earned	414,603	375,606	38,997	10.4%
Ceded premium earned	(145,539)	(132,301)	(13,238)	10.0%
Premiums earned, net	269,064	243,305	25,759	10.6%
Net investment income	4,042	2,986	1,056	35.4%
Net realized gains (losses) on investments	58	542	(484)	(89.3)%
Net change in unrealized gains (losses) of equity securities	(3,396)	(494)	(2,902)	587.4%
Commission revenue	11,161	9,126	2,035	22.3%
Policy fees	4,779	5,387	(608)	(11.3)%
Other revenue	1,774	1,905	(131)	(6.9)%
Total premiums earned and other revenues	287,482	262,757	24,725	9.4%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	185,106	143,963	41,143	28.6%
General and administrative expenses	78,297	82,423	(4,126)	(5.0)%
Total operating costs and expenses	263,403	226,386	37,017	16.4%
Interest and amortization of debt issuance costs	1,608	20	1,588	7,940.0%
INCOME (LOSS) BEFORE INCOME TAXES	22,471	36,351	(13,880)	(38.2)%
Income tax expense (benefit)	4,934	9,943	(5,009)	(50.4)%
NET INCOME (LOSS)	$17,537	$26,408	$(8,871)	(33.6)%
Other comprehensive income (loss), net of taxes	(42,910)	(16,910)	(26,000)	153.8%
COMPREHENSIVE INCOME (LOSS)	$(25,373)	$9,498	$(34,871)	NM
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$0.56	$0.84	$(0.28)	(33.3)%
Weighted average diluted common shares outstanding	31,227	31,277	(50)	(0.2)%

NM – Not Meaningful
Direct premiums written increased by $31.2 million, or 8.5%, for the quarter ended March 31, 2022, driven by premium growth within our Florida business of $27.4 million, or 8.9%, and premium growth in our other states business of $3.7 million, or 6.4%, as compared to the same period of the prior year. Rate increases approved in 2020 and 2021 for Florida and for certain other states, as discussed below, were the principal driver of higher written premiums. In total policies in force declined 26,848, or

2.8%, from 943,593 at December 31, 2021 to 916,745 at March 31, 2022. A summary of the recent rate increases which are driving increases in written premium are as follows:

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
•In addition, during the past year, rate increases for UPCIC were approved in Alabama, Georgia, Indiana, Minnesota, North Carolina, Pennsylvania and Virginia.
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
During 2022, management continued efforts to prudently manage policy counts and exposures intended to slow the growth of written premiums relating to new business compared to prior years while the above rate increases are taking effect. Reduced new business writings, declines in renewal retentions during 2022 and the impact of selected policy non-renewals, has resulted in a decrease in policies in force of 26,848, or 2.8%, from 943,593 at December 31, 2021 to 916,745 at March 31, 2022. Direct premiums written continue to increase across the majority of states in which we conduct business. As a result of our business strategy, rate changes and disciplined underwriting initiatives, we have seen a decrease in policy count, but an increase in in-force premium and total insured value in a majority of states for the past three years. In total, we wrote policies in 19 states during each of the first quarters of 2022 and 2021. In addition, we are authorized to do business in Tennessee and Wisconsin and are proceeding with product filings in those states. At March 31, 2022, policies in force decreased 59,505 policies, or 6.1%, premium in force increased $154.5 million, or 10.0%, and total insured value increased $13.8 billion, or 4.5%, compared to March 31, 2021.
The following table provides direct premiums written for Florida and Other States for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended
	March 31, 2022		March 31, 2021		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$334,437	84.4%	$307,011	84.0%	$27,426	8.9%
Other states	62,044	15.6%	58,303	16.0%	3,741	6.4%
Total	$396,481	100.0%	$365,314	100.0%	$31,167	8.5%

We seek to prudently grow and generate long-term rate adequate premium in each state where we offer policies. Our diversification strategy seeks to increase business outside of Florida and to improve geographical distribution within Florida. Premium growth outside Florida is a measure monitored by management in its efforts to meet that objective.
Direct premium earned increased by $39.0 million, or 10.4%, for the quarter ended March 31, 2022, reflecting the earning of premiums written over the past 12 months including the benefit of rate changes.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents premiums paid to reinsurers for this protection and is a cost which reduces net written and net earned premiums. Ceded premium earned increased $13.2 million, or 10.0%, for the quarter ended March 31, 2022, as compared to the same period of the prior year. The increase in reinsurance costs reflects an increase in the value of exposures we insure; increased pricing when compared to the expired reinsurance program and differences in the structure and design of the respective programs. Reinsurance costs, as a percentage of direct premium earned, decreased from 35.2% for the three months ended March 31, 2021 to 35.1% for the three months ended March 31, 2022, primarily due to $2.6 million of reinstatement premiums related to Hurricane Sally recorded in the prior year quarter. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period which typically runs from June 1st to May 31s.. See the discussion above for the Insurance Entities’ 2021-2022 reinsurance programs and “Item 1—Note 4 (Reinsurance).”

Premiums earned, net of ceded premium earned, grew by 10.6%, or $25.8 million, to $269.1 million for the three months ended March 31, 2022, reflecting an increase in direct premium earned offset by increased costs for reinsurance.
Net investment income was $4.0 million for the three months ended March 31, 2022, compared to $3.0 million for the same period in 2021, an increase of $1.1 million, or 35.4%. In the fourth quarter of 2021, we saw increases in investment yields as the Federal Reserve took action to address the market concerns of inflation and employment. As a result, liquidity generated by our portfolio from interest payments, principal repayments and new investments are being invested at higher rates, resulting in overall increased investment returns on our portfolio.
Total invested assets were $1,085.6 million as of March 31, 2022 compared to $1,093.7 million as of December 31, 2021. The decrease is attributable to unrealized losses, which increased during the three months ended March 31, 2022 and lower cash balances. Cash and cash equivalents were $165.4 million at March 31, 2022 compared to $250.5 million at December 31, 2021, a decrease of 34.0%. This decrease is largely attributable to changes in operational cash flows since year end. Cash and cash equivalents are invested short term until needed to settle loss and LAE payments, reinsurance premium payments and operating cash needs or until they are deployed by our investment advisors.
Yields from cash and cash equivalents, short-term investments and the available-for-sale debt portfolio are dependent on the composition of the portfolio, future market forces, monetary policy and interest rate policy from the Federal Reserve. During most of 2021, the Federal Reserve broadly maintained lower interest rates, which impacted the effective yields on newly purchased available-for-sale debt securities and overnight cash purchases and short-term investments. This overall trend changed in late 2021 and into 2022 as inflation worries began to impact the financial markets, including the markets’ concern over future Federal Reserve actions of rate hikes and other actions to address inflation concerns. As a result, we saw increased yields on securities purchased in late 2021 and 2022 and increased unrealized losses on our portfolio, reflected after-tax in the equity section of our balance sheet as increased market yields negatively impacted the fair value of much of our available-for-sale debt securities.
We sell investments, including securities, from our investment portfolio from time to time to meet our investment objectives or take advantage of market opportunities. During the three months ended March 31, 2022, sales of available-for-sale debt securities resulted in net realized losses of $0.2 million and sales of equity securities resulted in net realized gains of $0.3 million, generating total net realized gains of $0.1 million during the first quarter of 2022. During the three months ended March 31, 2021, sales of available-for-sale debt securities resulted in net realized losses of $0.2 million, sales of equity securities resulted in net realized gains of $0.3 million and the sale of an investment real estate property resulted in a realized gain of $0.4 million, in total generating net realized gains of $0.5 million. See “Item 1—Note 3 (Investments).”
There was a $3.4 million net unrealized loss in equity securities during the three months ended March 31, 2022 compared to a $0.5 million net unrealized loss in equity securities during the three months ended March 31, 2021. Net change in unrealized gains or losses reflected on the income statement are the result of changes in the fair market value of our equity securities during the period for securities still held at the end of the reported period and the reversal of unrealized gains or losses for securities sold during the period. See “Item 1—Note 3 (Investments).”
Commission revenue is comprised principally of brokerage commissions we earn from third-party reinsurers (excluding the FHCF) on reinsurance placed for the Insurance Entities. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the three months ended March 31, 2022, commission revenue was $11.2 million, compared to $9.1 million for the three months ended March 31, 2021. The increase in commission revenue of $2.0 million, or 22.3%, for the three months ended March 31, 2022 was primarily due to increased commissions from third-party reinsurers earned on increased reinsurance premiums which is attributable due to growth in our insured values for this year’s reinsurance program as well as the difference in pricing and structure associated with our reinsurance program when compared to the prior year.
Policy fees were $4.8 million for the three months ended March 31, 2022 compared to $5.4 million for the same period in 2021. The decrease of $0.6 million, or 11.3%, was the result of a decrease in the combined total number of new and renewal policies written during the three months ended March 31, 2022 compared to the same period in 2021 in states where we are permitted to charge this fee.
Other revenue, representing revenue from policy installment fees, premium financing and other miscellaneous income, was $1.8 million for the three months ended March 31, 2022 compared to $1.9 million for the same period in 2021.

The following table presents losses and LAE incurred on a direct, ceded and net basis expressed in dollars and as a percent of the respective amounts of premiums earned. These amounts are further categorized as i) core losses, ii) weather events for the current accident year and iii) prior years’ reserve development (dollars in thousands):

	Three Months Ended March 31, 2022
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$414,603		$145,539		$269,064

Loss and loss adjustment expenses:
Core losses	$179,950	43.4%	$44	—%	$179,906	66.9%
Weather events*	4,545	1.1%	—	—%	4,545	1.7%
Prior years’ reserve development	10,660	2.6%	10,005	6.9%	655	0.2%
Total losses and loss adjustment expenses	$195,155	47.1%	$10,049	6.9%	$185,106	68.8%

*Includes only current year weather events beyond those expected.

	Three Months Ended March 31, 2021
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$375,606		$132,301		$243,305

Loss and loss adjustment expenses:
Core losses	$145,228	38.7%	$28	—%	$145,200	59.7%
Weather events*	—	—	—	—	—	—
Prior years’ reserve development	92,070	24.5%	93,307	70.5%	(1,237)	(0.5)%
Total losses and loss adjustment expenses	$237,298	63.2%	$93,335	70.5%	$143,963	59.2%

*Includes only current year weather events beyond those expected.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.
Management looks at losses and LAE in three areas, as described below and represented in the tables above, each of which has different drivers that impact reported results. As a result, these components of losses and LAE are described separately. Overall losses and LAE, net of reinsurance recoveries, were $185.1 million resulting in a 68.8% net loss and LAE ratio for the quarter ended March 31, 2022. This compares to $144.0 million resulting in a 59.2% net loss and LAE ratio for the quarter ended March 31, 2021.

The factors impacting losses and LAE are as follows:

•Core losses
◦Our core losses consist of all losses and LAE for the current year excluding both weather events for the current year beyond those anticipated in our regular accrual process and prior years’ reserve development. Core losses were 43.4% of direct premium earned for the quarter ended March 31, 2022 compared to 38.7% for the same period in 2021. These losses and loss ratios benefit from the potential profits generated through the management of claims by our claims adjusting affiliate, including claim fees ceded to reinsurers, which are described below, reducing core losses. The core loss ratio for 2021 and 2022 reflects actions taken by management to increase its loss pick to accrue for current accident year reserves. The trend in core losses and LAE is increasing year over year as the claims environment in Florida continues to deteriorate. Also see the discussion above under “Overview—Trends.” Core losses also increase as premium volume increases year over year.

•Weather events beyond those expected
◦There were $4.5 million of weather events beyond those expected and included in the core losses during the quarter ended March 31, 2022.
◦There were no weather events beyond those expected during the quarter ended March 31, 2021.

•Prior years’ reserve development
◦Two drivers influence the amounts recorded as prior years’ reserve development, namely: (i) changes to prior estimates of direct and net ultimate losses on prior accident years excluding major hurricanes and (ii) changes to prior estimates of direct and net ultimate losses on hurricanes.
▪During the quarter ended March 31, 2022, prior years’ reserve development totaled $10.7 million of direct losses and $0.7 million of net unfavorable loss development after the benefit of reinsurance.

•For hurricanes, prior years’ reserve development for the quarter ended March 31, 2022 was the result of a direct increase in the ultimate losses of $10.7 million offset by ceded hurricane losses of $10.0 million resulting in net unfavorable development of $0.7 million. Direct and net losses increased for Hurricanes Irma and Matthew. Hurricane Irma direct losses increased $10.6 million and net losses increased $0.6 million. Hurricane Matthew direct and net losses increased $0.1 million.
•Excluding hurricanes, there was no prior years’ reserve development for the quarter ended March 31, 2022.
▪For the quarter ended March 31, 2021, direct prior years’ reserve development of $92.1 million, less $93.3 million ceded, resulted in $1.2 million net development.

•Prior years’ reserve development for the quarter ended March 31, 2021 was the result of a gross increase in the ultimate losses for Hurricane Sally of $92 million. Changes to ceded reserves on prior years’ hurricanes exceeded gross development by $1.2 million, resulting in net favorable development on prior years’ reserve development. There was an increase in ceded reserves on Hurricane Sally as a result of recoveries on losses outside of Florida, which have a lower attachment point, offset by a reduction in Hurricane Irma recoveries representing previously ceded losses not subject to recovery. As a result, net prior years’ reserve development was favorable.
•Excluding hurricanes, there was no prior years’ reserve development for the quarter ended March 31, 2021.
The financial benefit generated by our claims adjusting affiliate from the management of claims, including claim fees ceded by our Insurance Entities to reinsurers, was $2.1 million for the three months ended March 31, 2022, compared to $8.1 million during the three months ended March 31, 2021, driven by the recoveries from reinsurers and internal claim services. The benefit was recorded in the condensed consolidated financial statements as a reduction to losses and LAE.
For the three months ended March 31, 2022, general and administrative expenses were $78.3 million compared to $82.4 million during the same period in 2021, as follows (dollars in thousands):

	Three Months Ended
	March 31,				Change
	2022		2021		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$269,064		$243,305		$25,759	10.6%
General and administrative expenses:
Policy acquisition costs	54,723	20.3%	56,458	23.2%	(1,735)	(3.1)%
Other operating costs	23,574	8.8%	25,965	10.7%	(2,391)	(9.2)%
Total general and administrative expenses	$78,297	29.1%	$82,423	33.9%	$(4,126)	(5.0)%
General and administrative expenses decreased by $4.1 million, which was the result of a decrease in policy acquisition costs of $1.7 million and other operating costs of $2.4 million. The total general and administrative expense ratio was 29.1% for the three months ended March 31, 2022 compared to 33.9% for the same period in 2021.

•The decrease in policy acquisition costs of $1.7 million reflects a reduction in the commission rate paid to agents on the renewal of Florida policies which was reduced by 2 percentage points to 10% effective April 1, 2021. The commission rate paid to agents on the renewal of Florida polices will be reduced by an additional 2 percentage points to 8% effective May 1, 2022, which will benefit future periods as the new rate structure applies prospectively. The decrease in policy acquisition costs as a percentage of premiums earned, net during the quarter is primarily due to the reduction in commissions paid to agents.
•The decrease in other operating costs of $2.4 million primarily reflects lower employee benefits and performance bonus accruals. The other operating cost ratio was 8.8% for the three months ended March 31, 2022, compared to 10.7% for the same period in 2021. This reduction reflects several factors including economies of scale as we continue to grow premium, and efficiencies gained from leveraging technology and spending discipline.

As a result of the above, the combined ratio for the first quarter ended March 31, 2022 was 97.9% compared to 93.1% for the same period in 2021. The increase was the result of a decrease in the general and administrative expense ratio offset by an increase in the loss and LAE ratio as described above.
Interest and amortization of debt issuance costs increased $1.6 million for the three months ended March 31, 2022. The increase in interest and amortization of debt issuance costs is the result of an increase in the outstanding debt as a result of our fourth quarter of 2021 borrowing. See “Item 1—Note 7 (Long-term debt)” for additional details.
Income tax expense was $4.9 million for the quarter ended March 31, 2022 compared to an income tax expense of $9.9 million for the quarter ended March 31, 2021. Our effective tax rate (“ETR”) decreased to 22.0% for the three months ended March 31, 2022, as compared to 27.4% for the three months ended March 31, 2021. The ETR decreased as a result of a lower ratio of permanent items relative to the amount of income before taxes, principally non-deductible compensation, and a higher level of discrete tax benefits primarily due an increase in the Florida corporate income tax rate enacted on January 1, 2022.
Other comprehensive loss, net of taxes for the three months ended March 31, 2022, was $42.9 million compared to other comprehensive loss of $16.9 million for the same period in 2021, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income for available-for-sale debt securities sold. See “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods.

Analysis of Financial Condition—As of March 31, 2022 Compared to December 31, 2021
We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	March 31,	December 31,
Type of Investment	2022	2021
Available-for-sale debt securities	$1,014,677	$1,040,455
Equity securities	65,126	47,334
Investment real estate, net	5,845	5,891
Total	$1,085,648	$1,093,680
See “Item 1—Condensed Consolidated Statements of Cash Flows” and “Item 1—Note 3 (Investments)” for explanations on changes in investments.
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1st to May 31st of the following year. The decrease of $131.6 million to $109.4 million as of March 31, 2022 was due to the amortization of ceded written premium for the reinsurance costs relating to our 2021-2022 catastrophe reinsurance program earned during the period.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE and other expenses that are expected to be recovered from reinsurers. The decrease of $80.9 million to $104.7 million as of March 31, 2022 was primarily due to the collections of amounts recoverable from reinsurers relating to settled claims from hurricanes and covered by our reinsurance contracts.
Premiums receivable, net, represents amounts receivable from policyholders. The decrease in premiums receivable, net of $3.3 million to $61.7 million as of March 31, 2022 relates to consumer payment behavior of our business. The amount of direct premiums written during a calendar year tends to increase just prior to the second quarter and tends to decrease approaching the fourth quarter.
Deferred policy acquisition costs (“DPAC”) decreased by $5.2 million to $103.6 million as of March 31, 2022, which is consistent with the seasonal premium trends of written premium. In addition DPAC was impacted by the reduction to Florida renewal commissions implemented during 2021 and other changes to the Company’s commission structure. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Income taxes recoverable represents the difference between estimated tax obligations and tax payments made to taxing authorities. As of March 31, 2022, the balance recoverable was $2.3 million, representing amounts due from taxing authorities at that date, compared to a balance recoverable of $16.9 million as of December 31, 2021. Income taxes recoverable as of March 31, 2022 will either be refunded or applied to future periods to offset future federal and state income tax obligations.

Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the three months ended March 31, 2022, deferred tax assets increased by $23.7 million to $40.1 million primarily due to an increase in unrealized losses on investments and a decrease in unearned premiums net of prepaid reinsurance premiums. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $101.7 million to $244.5 million as of March 31, 2022. The majority of the decrease is from the settlement of losses from prior hurricanes and prior large weather events. Overall, unpaid losses and LAE decreased, as claim settlements exceeded new emerging claims. Unpaid losses and LAE are net of estimated subrogation recoveries.
Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The decrease of $18.1 million from December 31, 2021 to $839.6 million as of March 31, 2022 reflects the seasonality of our business, which varies from month to month.
Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $31.4 million to $85.1 million as of March 31, 2022 reflects customer payment behavior and the payment behavior of mortgage escrow service providers.

We maintain a short-term cash investment strategy sweep to maximize investment returns on cash balances. There were no book overdrafts as of March 31, 2022 compared to book overdrafts totaling $26.8 million as of December 31, 2021. The decrease of $26.8 million is the result of higher cash balances available for offset as of March 31, 2022 compared to December 31, 2021. See “—Liquidity and Capital Resources” for more information.
Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers and cash advances received from reinsurers, if any. On June 1st of each year, we renew our core catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. These estimated annual costs are increased or decreased during the year based on premium adjustments or as a result of new placements during the year. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which typically runs from June 1st to May 31st. The balance decreased by $175.9 million to $12.7 million as of March 31, 2022 as a result of the timing of the above items.
Other liabilities and accrued expenses increased by $16.4 million to $43.8 million as of March 31, 2022, primarily driven from an increase in unearned revenue and other liabilities due to the timing of payments.
Capital resources, net, decreased by $33.7 million for the three months ended March 31, 2022, reflecting a net decrease in total stockholders’ equity and long-term debt. The change in stockholders’ equity was principally the result of increases coming from our 2022 net income and share-based compensation, offset by declines in the after-tax changes in the fair value of our available-for-sale debt securities, treasury share purchases and dividends to shareholders. Available-for-sale debt securities decline in fair value of $56.9 million (before tax) in the first quarter of 2022, caused the net unrealized loss position of $20.2 million at December 31, 2021 to increase to $77.2 million at March 31, 2022. Current market outlooks are signaling further Federal Reserve tightening which could continue to have a negative impact on the valuation of available-for-sale debt securities. See “Item 1—Condensed Consolidated Statements of Stockholders’ Equity” and “Item 1—Note 8 (Stockholders’ Equity)” for explanation of changes in treasury stock.
The reduction in debt of $0.4 million was the result of principal payments on debt during 2022. See “—Liquidity and Capital Resources” for more information.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient and we expect them to be sufficient to meet our current and long term liquidity requirements.
The balance of cash and cash equivalents, excluding restricted cash, as of March 31, 2022 was $165.4 million, compared to $250.5 million at December 31, 2021. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between March 31, 2022 and December 31, 2021. The decrease in cash and cash equivalents was driven by cash flows used in operating activities, investing and financing activities. Our cash investment strategy at times includes cash investments where the right of offset against other bank accounts does not exist. A book overdraft occurs when aggregating the book balance of all accounts at a financial institution, for accounts which have the right of offset, and if the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Condensed Consolidated Balance Sheet to book overdraft. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st, and December 1st, and third-party reinsurance premiums are generally paid in four installments on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. See “Item 1—Note 12 (Commitments and Contingencies)” and additional discussion below under the caption “—Material Cash Requirements” for more information.
The balance of restricted cash and cash equivalents as of March 31, 2022 and December 31, 2021 represents cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business.
Liquidity is required at the holding company for us to cover the payment of holding company general operating expenses and contingencies, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of our tax obligations to taxing authorities, settlement of taxes between subsidiaries in accordance with our tax sharing agreement, capital contributions to subsidiaries, if needed, and interest and principal payments on outstanding debt obligations of the holding company. See “Item 1—Note 5 (Insurance Operations).” The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. New regulations or changes to existing regulations imposed on the Company and its affiliates may also impact the amount and timing of future dividend payments to the parent. Principal sources of liquidity for the holding company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions earned on reinsurance contracts placed by our wholly-owned subsidiary, Blue Atlantic Reinsurance Corporation, and policy fees. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income from those investments. As discussed in “Item 1—Note 5 (Insurance Operations),” there are limitations on the dividends the Insurance Entities may pay to their immediate parent company, Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida).

The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 1—Note 5 (Insurance Operations).” Dividends from the Insurance Entities can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by the Insurance Entities to PSI without prior approval (an “ordinary dividend”) is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the three months ended March 31, 2022 and the year ended December 31, 2021, the Insurance Entities did not pay dividends to PSI. As of March 31, 2022, the Insurance Entities did not have the capacity to pay ordinary dividends.
On November 23, 2021, we entered into Note Purchase Agreements with certain institutional accredited investors and qualified institutional buyers pursuant to which we issued $100 million of 5.625% Senior Unsecured Notes due 2026. We intend to use the net proceeds to support the Insurance Entities’ statutory capital requirements and for general corporate purposes. If necessary, the Company also has amounts available under our unsecured revolving loan as discussed in “Item 1—Note 7 (Long-term debt).”
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
Our insurance operations provide liquidity as premiums are generally received months or even years before potential losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale. The average credit rating on our available-for-sale securities was A+ as of March 31, 2022 and December 31, 2021. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of our available-for-sale securities was 4.5 years at March 31, 2022 compared to 4.4 years at December 31, 2021. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments.
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
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio for the periods presented (dollars in thousands):

	As of
	March 31,	December 31,
	2022	2021
Stockholders’ equity	$396,341	$429,702
Total long-term debt	103,384	103,676
Total capital resources	$499,725	$533,378

Debt-to-total capital ratio	20.7%	19.4%
Debt-to-equity ratio	26.1%	24.1%
The debt-to-total capital ratio is total long-term debt divided by total capital resources, whereas the debt-to-equity ratio is total long-term debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.

As described in our Annual Report on Form 10-K for the year ended December 31, 2021, UPCIC entered into a surplus note with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program on November 9, 2006. The surplus note has a twenty-year term, with quarterly payments of principal and interest that accrue per the terms of the note agreement. At March 31, 2022, UPCIC was in compliance with the terms of the surplus note. Total adjusted capital and surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.

As discussed in “Item 1—Note 7 (Long-term Debt),” we entered into a credit agreement and related revolving loan with JPMorgan Chase Bank, N.A. in August 2021 which makes available an unsecured revolving credit facility with an aggregate commitment not to exceed $35.0 million. Borrowings under the Revolving Loan mature 364 days after the date of the loan. The Revolving Loan contains customary financial covenants. As of March 31, 2022, the Company was in compliance with all applicable covenants, including financial covenants. We had not drawn any amounts under the Revolving Loan as of March 31, 2022.

In November 2021, we completed a private placement offering through which we issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”) to certain institutional accredited investors and qualified institutional buyers. The Notes mature on November 26, 2026, at which time the entire $100 million of principal is due and payable. At any time on or after November 23, 2023, the Company may redeem all or part of the Notes. See “Item 1—Note 7 (Long-term debt)” for additional details. As of March 31, 2022, we were in compliance with all applicable covenants, including financial covenants of this note agreement.

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

Looking Forward

We continue to monitor a range of financial metrics related to our business. Although we have not yet experienced material adverse impacts on our business or liquidity, conditions are subject to change depending on the extent of the economic downturn and the pace and extent of an economic recovery. Significant uncertainties exist with the potential long-term impact of the COVID-19 pandemic, including unforeseen newly emerging risks that could affect us and future economic changes as the Federal Reserve addresses the emerging economic concerns of inflation, employment and recession. We will continue to monitor the broader economic impacts of the COVID-19 pandemic and its impact on our operations and financial condition including liquidity and capital resources.
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
During the three months ended March 31, 2022, we repurchased an aggregate of 320,528 shares of our common stock in the open market at an aggregate purchase price of $3.9 million. Also, see “Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended March 31, 2022.
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

Cash Dividends
The following table summarizes the dividends declared by the Company in 2022:

2022	Dividend Declared Date	Shareholders Record Date	Dividend Payable Date	Cash Dividend Per Common Share Amount
First Quarter	February 10, 2022	March 10, 2022	March 17, 2022	$0.16

MATERIAL CASH REQUIREMENTS
The following table represents our material cash requirements for which cash flows are fixed or determinable as of March 31, 2022 (in thousands):

	Total	Next 12 Months	Beyond 12 Months
Reinsurance payable and multi-year commitments (1)	$303,658	$92,893	$210,765
Unpaid losses and LAE, direct (2)	244,482	137,888	106,594
Long-term debt (3)	134,981	7,188	127,793
Total material cash requirements	$683,121	$237,969	$445,152
(1)Amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—Note 12 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through March 31, 2022. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from the Company’s reinsurance program. See “Item 1—Note 4 (Reinsurance).”
(3)Long-term debt consists of a Surplus note and 5.625% Senior unsecured notes. See “Item 1—Note 7 (Long-term debt).”

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to Critical Accounting Policies and Estimates previously disclosed in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of March

31, 2022 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
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
The following tables provide information about our fixed income Financial Instruments as of March 31, 2022 compared to December 31, 2021, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	March 31, 2022
	2022	2023	2024	2025	2026	Thereafter	Other	Total
Amortized cost	$53,698	$108,807	$76,740	$161,321	$157,207	$532,773	$1,892	$1,092,438
Fair market value	$53,176	$105,853	$73,191	$150,461	$145,919	$484,364	$1,713	$1,014,677
Coupon rate	1.53%	1.76%	2.82%	2.36%	2.44%	2.72%	3.51%	2.47%
Book yield	0.58%	0.76%	1.03%	1.17%	1.43%	1.84%	3.52%	1.46%
* Years to effective maturity - 5.4 years

	December 31, 2021
	2022	2023	2024	2025	2026	Thereafter	Other	Total
Amortized cost	$30,183	$97,826	$99,528	$152,982	$180,558	$499,417	$698	$1,061,192
Fair market value	$30,163	$97,433	$98,751	$150,046	$176,711	$486,657	$694	$1,040,455
Coupon rate	1.34%	1.82%	2.23%	2.62%	2.65%	2.59%	3.53%	2.46%
Book yield	0.50%	0.71%	0.87%	1.10%	1.28%	1.70%	3.54%	1.34%
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
The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	March 31, 2022		December 31, 2021
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$4,617	7.1%	$3,683	7.8%
Mutual funds and other	60,509	92.9%	43,651	92.2%
Total equity securities	$65,126	100.0%	$47,334	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at March 31, 2022 and December 31, 2021 would have resulted in a decrease of $13.0 million and $9.5 million, respectively, in the fair value of those securities.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of March 31, 2022, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
Please refer to the risk factors previously disclosed in “Part I, Item 1A—Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases of our common stock during the three months ended March 31, 2022:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
1/1/2022 - 1/31/2022	—	$—	—	—
2/1/2022 - 2/28/2022	—	$—	—	—
3/1/2022 - 3/31/2022	320,528	$12.07	320,528	1,032,780
Total	320,528	$12.07	320,528	1,032,780
(1)Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated based on a closing price at March 31, 2022 of $13.49 per share.

We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
On November 3, 2020, we announced that our Board of Directors authorized the repurchase of up to $20 million of outstanding shares of our common stock through November 3, 2022 (the “November 2022 Share Repurchase Program”). Under the November 2022 Share Repurchase Program, we repurchased 483,119 shares of our common stock from November 2020 through March 31, 2022 at an aggregate cost of approximately $6.1 million. As of March 31, 2022, we have the ability to purchase up to approximately $13.9 million of our common stock under the November 2022 Share Repurchase Program.

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

10.1
Employment Agreement, dated January 25, 2022, between Frank C. Wilcox and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 31, 2022 and incorporated herein by reference) †

10.2
Employment Agreement, dated January 25, 2022, between Kimberly Cooper Campos and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2022 and incorporated herein by reference) †

10.3
Amended and Restated Employment Agreement, dated April 7, 2022, between Stephen J. Donaghy and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2022 and incorporated herein by reference) †

10.4	Form of Notice of Grant of Non-Qualified Stock Option and Terms and Conditions of Non-Qualified Stock Option under the 2021 Omnibus Incentive Plan †

15.1	Accountants’ Acknowledgment

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101)

† Indicates management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: May 2, 2022	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer and Principal Executive Officer

Date: May 2, 2022	/s/ Gary Lloyd Ropiecki
Gary Lloyd Ropiecki, Principal Accounting Officer