Form 10-Q
period 2022-06-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2022-07-29
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,716,005 shares of common stock, par value $0.01 per share, outstanding on July 25, 2022.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida

RESULTS OF REVIEW OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of June 30, 2022 and the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and six-month periods ended June 30, 2022 and 2021 and the related condensed consolidated statement of cash flows for the six-month periods ended June 30, 2022 and 2021. Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
July 29, 2022

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

	As of
	June 30,	December 31,
	2022	2021
ASSETS
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $672 and $489 (amortized cost: $1,138,190 and $1,061,192)	$1,021,006	$1,040,455
Equity securities, at fair value (cost: $95,941 and $51,151)	79,844	47,334
Investment real estate, net	5,798	5,891
Total invested assets	1,106,648	1,093,680
Cash and cash equivalents	316,952	250,508
Restricted cash and cash equivalents	20,125	2,635
Prepaid reinsurance premiums	590,093	240,993
Reinsurance recoverable	33,344	185,589
Premiums receivable, net	79,309	64,923
Property and equipment, net	54,027	53,682
Deferred policy acquisition costs	110,983	108,822
Income taxes recoverable	22,293	16,947
Deferred income tax asset, net	30,262	16,331
Other assets	18,732	22,031
Total assets	$2,382,768	$2,056,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$186,349	$346,216
Unearned premiums	943,369	857,769
Advance premium	86,271	53,694
Book overdraft	—	26,759
Reinsurance payable, net	637,846	188,662
Commission payable	25,946	22,315
Other liabilities and accrued expenses	33,275	27,348
Long-term debt, net	103,161	103,676
Total liabilities	2,016,217	1,626,439

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $0.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $0.01 par value	471	470
Authorized shares - 55,000
Issued shares - 47,116 and 47,018
Outstanding shares - 30,716 and 31,221
Treasury shares, at cost - 16,400 and 15,797	(234,496)	(227,115)
Additional paid-in capital	110,089	108,202
Accumulated other comprehensive income (loss), net of taxes	(88,134)	(15,568)
Retained earnings	578,621	563,713
Total stockholders’ equity	366,551	429,702
Total liabilities and stockholders’ equity	$2,382,768	$2,056,141

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES
Direct premiums written	$532,527	$473,627	$929,008	$838,941
Change in unearned premium	(103,722)	(81,053)	(85,600)	(70,761)
Direct premium earned	428,805	392,574	843,408	768,180
Ceded premium earned	(151,744)	(136,402)	(297,283)	(268,703)
Premiums earned, net	277,061	256,172	546,125	499,477
Net investment income	5,221	2,858	9,263	5,844
Net realized gains (losses) on investments	(725)	496	(667)	1,038
Net change in unrealized gains (losses) of equity securities	(8,884)	1,229	(12,280)	735
Commission revenue	11,404	9,860	22,565	18,986
Policy fees	5,940	6,575	10,719	11,962
Other revenue	1,989	1,991	3,763	3,896
Total revenues	292,006	279,181	579,488	541,938
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	200,304	167,221	385,410	311,184
General and administrative expenses	79,291	81,866	157,588	164,289
Total operating costs and expenses	279,595	249,087	542,998	475,473
Interest and amortization of debt issuance costs	1,731	35	3,339	55
INCOME (LOSS) BEFORE INCOME TAXES	10,680	30,059	33,151	66,410
Income tax expense (benefit)	3,310	8,118	8,244	18,061
NET INCOME (LOSS)	$7,370	$21,941	$24,907	$48,349
Basic earnings (loss) per common share	$0.24	$0.70	$0.80	$1.55
Weighted average common shares outstanding - Basic	30,829	31,240	30,987	31,224
Diluted earnings (loss) per common share	$0.24	$0.70	$0.80	$1.54
Weighted average common shares outstanding - Diluted	30,883	31,310	31,060	31,292
Cash dividend declared per common share	$0.16	$0.16	$0.32	$0.32

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$7,370	$21,941	$24,907	$48,349
Other comprehensive income (loss), net of taxes	(29,656)	7,996	(72,566)	(8,914)
Comprehensive income (loss)	$(22,286)	$29,937	$(47,659)	$39,435
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (unaudited)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2021	(15,797)		47,018	10	$470	$—	$108,202	$563,713	$(15,568)	$(227,115)	$429,702
Vesting of performance share units	(9)	(1)	33	—	1	—	(1)	—	—	(104)	(104)
Vesting of restricted stock units	(6)	(1)	27	—	—	—	—	—	—	(105)	(105)
Retirement of treasury shares	15	(1)	(15)	—	—	—	(209)	—	—	209	—
Purchases of treasury stock	(320)		—	—	—	—	—	—	—	(3,879)	(3,879)
Share-based compensation	—		—	—	—	—	1,107	—	—	—	1,107
Net income	—		—	—	—	—	—	17,537	—	—	17,537
Other comprehensive loss, net of taxes	—		—	—	—	—	—	—	(42,910)	—	(42,910)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,007)	—	—	(5,007)
Balance, March 31, 2022	(16,117)		47,063	10	471	—	109,099	576,243	(58,478)	(230,994)	396,341
Grant of restricted stock awards	—		53	—	—	—	—	—	—	—	—
Purchases of treasury stock	(283)		—	—	—	—	—	—	—	(3,502)	(3,502)
Share-based compensation	—		—	—	—	—	990	—	—	—	990
Net income	—		—	—	—	—	—	7,370	—	—	7,370
Other comprehensive income, net of taxes	—		—	—	—	—	—	—	(29,656)	—	(29,656)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,992)	—	—	(4,992)
Balance, June 30, 2022	(16,400)		47,116	10	$471	$—	$110,089	$578,621	$(88,134)	$(234,496)	$366,551

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

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

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net cash provided by operating activities	$225,424	$257,120
Cash flows from investing activities:
Proceeds from sale of property and equipment	1	28
Purchases of property and equipment	(3,793)	(3,024)
Purchases of equity securities	(55,273)	(14,192)
Purchases of available-for-sale debt securities	(134,899)	(237,353)
Proceeds from sales of equity securities	17,692	5,165
Proceeds from sales of available-for-sale debt securities	19,534	60,978
Proceeds from sales of investment real estate	—	2,591
Maturities of available-for-sale debt securities	33,683	53,313
Net cash provided by (used in) investing activities	(123,055)	(132,494)
Cash flows from financing activities:
Debt issuance costs paid	(131)	—
Preferred stock dividend	(5)	(5)
Common stock dividend	(9,974)	(10,101)
Purchase of treasury stock	(7,381)	(245)
Payments related to tax withholding for share-based compensation	(209)	(784)
Repayment of debt	(735)	(735)
Net cash provided by (used in) financing activities	(18,435)	(11,870)
Cash and cash equivalents and restricted cash and cash equivalents:
Net increase (decrease) during the period	83,934	112,756
Balance, beginning of period	253,143	179,871
Balance, end of period	$337,077	$292,627

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$316,952	$250,508
Restricted cash and cash equivalents (1)	20,125	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$337,077	$253,143
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
Universal Insurance Holdings, Inc. (“UVE”, and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”, and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance offered in 19 states as of June 30, 2022, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
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

3. Investments
Available-for-Sale Securities
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	June 30, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$21,403	$—	$—	$(791)	$20,612
Corporate bonds	763,806	(548)	52	(80,813)	682,497
Mortgage-backed and asset-backed securities	328,934	—	331	(31,872)	297,393
Municipal bonds	14,924	—	—	(1,933)	12,991
Redeemable preferred stock	9,123	(124)	—	(1,486)	7,513
Total	$1,138,190	$(672)	$383	$(116,895)	$1,021,006

	December 31, 2021
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$27,076	$—	$64	$(334)	$26,806
Corporate bonds	687,058	(371)	843	(13,725)	673,805
Mortgage-backed and asset-backed securities	322,844	—	194	(6,920)	316,118
Municipal bonds	14,925	(1)	—	(350)	14,574
Redeemable preferred stock	9,289	(117)	28	(48)	9,152
Total	$1,061,192	$(489)	$1,129	$(21,377)	$1,040,455

The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	June 30, 2022		December 31, 2021
Average Credit Ratings	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
AAA	$304,540	29.8%	$321,975	31.0%
AA	150,164	14.7%	139,186	13.4%
A	331,360	32.5%	339,500	32.6%
BBB	231,083	22.6%	234,358	22.5%
No Rating Available	3,859	0.4%	5,436	0.5%
Total	$1,021,006	100.0%	$1,040,455	100.0%

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

The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:
Agency	$151,087	$133,353	$147,992	$143,819
Non-agency	60,518	52,341	59,906	58,263
Asset-backed securities:
Auto loan receivables	72,268	69,488	67,352	66,877
Credit card receivables	2,036	1,990	4,741	4,719
Other receivables	43,025	40,221	42,853	42,440
Total	$328,934	$297,393	$322,844	$316,118
The following tables summarize available-for-sale debt securities, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	June 30, 2022
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	3	$11,554	$(80)	5	$9,058	$(711)
Corporate bonds	175	230,149	(23,682)	95	113,327	(17,574)
Mortgage-backed and asset-backed securities	131	157,635	(11,032)	73	133,065	(20,840)
Municipal bonds	9	9,655	(1,265)	1	3,336	(669)
Redeemable preferred stock	5	1,461	(283)	—	—	—
Total	323	$410,454	$(36,342)	174	$258,786	$(39,794)

	December 31, 2021
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	4	$18,913	$(111)	4	$5,016	$(223)
Corporate bonds	249	378,595	(7,468)	18	17,356	(679)
Mortgage-backed and asset-backed securities	145	274,883	(5,969)	11	23,273	(951)
Municipal bonds	5	9,811	(269)	—	—	—
Redeemable preferred stock	1	200	(1)	—	—	—
Total	404	$682,402	$(13,818)	33	$45,645	$(1,853)

Unrealized losses on available-for-sale debt securities in the above table as of June 30, 2022 have not been recognized into income as credit losses because the issuers are of high credit quality (investment grade securities), management does not intend to sell and it is likely management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

The following table presents a reconciliation of the beginning and ending balances for expected credit losses on available-for-sale debt securities (in thousands):

	Corporate Bonds	Municipal Bonds	Redeemable Preferred Stock	Total
Balance, December 31, 2020	$148	$—	$38	$186
Provision for (or reversal of) credit loss expense	223	1	79	303
Balance, December 31, 2021	371	1	117	489
Provision for (or reversal of) credit loss expense	177	(1)	7	183
Balance, June 30, 2022	$548	$—	$124	$672

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
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	June 30, 2022
	Amortized Cost	Fair Value
Due in one year or less	$64,252	$63,354
Due after one year through five years	528,033	486,015
Due after five years through ten years	512,416	444,405
Due after ten years	31,245	25,421
Perpetual maturity securities	2,244	1,811
Total	$1,138,190	$1,021,006

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

The following table provides certain information related to available-for-sale debt securities, equity securities and investment in real estate during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$27,911	$61,658	$53,217	$114,291
Equity securities	$2,760	$3,589	$17,692	$5,165
Gross realized gains on sale of securities:
Available-for-sale debt securities	$236	$895	$242	$1,017
Equity securities	$224	$741	$548	$1,084
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(1,185)	$(1,140)	$(1,455)	$(1,464)
Equity securities	$—	$—	$(2)	$—
Realized gains on sales of investment real estate (1)	$—	$—	$—	$401

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

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Available-for-sale debt securities	$4,877	$2,765	$8,944	$5,594
Equity securities	690	652	1,225	1,243
Cash and cash equivalents (1)	233	15	255	26
Other (2)	121	267	249	535
Total investment income	5,921	3,699	10,673	7,398
Less: Investment expenses (3)	(700)	(841)	(1,410)	(1,554)
Net investment income	$5,221	$2,858	$9,263	$5,844

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Equity Securities
The following table provides the unrealized gains and losses recognized for the periods presented on equity securities still held at the end of the reported period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized gains (losses) recognized during the reported period on equity securities still held at the end of the reported period	$(8,884)	$1,546	$(12,237)	$1,027

Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2022	2021
Income Producing:
Investment real estate	$7,091	$7,091
Less: Accumulated depreciation	(1,293)	(1,200)
Investment real estate, net	$5,798	$5,891
The following table provides the depreciation expense related to investment real estate for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense on investment real estate	$47	$46	$93	$92

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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of June 30, 2022			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services, Inc.	Moody’s Investors Service, Inc.	June 30, 2022	December 31, 2021
Florida Hurricane Catastrophe Fund (1)	n/a	n/a	n/a	$—	$136,298
Allianz Risk Transfer (Bermuda) Ltd.	—	—	—	—	44,618
Renaissance Reinsurance Ltd.	—	—	—	—	20,051
Total (2)				$—	$200,967
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
The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended June 30,
	2022			2021
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$532,527	$428,805	$260,230	$473,627	$392,574	$276,302
Ceded	(632,437)	(151,744)	(59,926)	(568,489)	(136,402)	(109,081)
	$(99,910)	$277,061	$200,304	$(94,862)	$256,172	$167,221

	Six Months Ended June 30,
	2022			2021
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$929,008	$843,408	$455,385	$838,941	$768,180	$513,600
Ceded	(646,383)	(297,283)	(69,975)	(585,289)	(268,703)	(202,416)
Net	$282,625	$546,125	$385,410	$253,652	$499,477	$311,184

The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid reinsurance premiums	$590,093	$240,993
Reinsurance recoverable on paid losses and LAE	$14,372	$69,729
Reinsurance recoverable on unpaid losses and LAE	18,972	115,860
Reinsurance recoverable	$33,344	$185,589

5. Insurance Operations
Deferred Policy Acquisition Costs
The Company defers certain costs in connection with written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
DPAC, beginning of period	$103,622	$111,193	$108,822	$110,614
Capitalized Costs	61,232	61,220	110,431	115,942
Amortization of DPAC	(53,871)	(56,442)	(108,270)	(110,585)
DPAC, end of period	$110,983	$115,971	$110,983	$115,971
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
In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of December 31, 2021, UPCIC and APPCIC currently are not able to pay any ordinary dividends during 2022. For the six months ended June 30, 2022 and 2021, no dividends were paid from the Insurance Entities to PSI.
The Florida Insurance Code requires a residential property insurance company to maintain statutory surplus as to policyholders of at least $15.0 million or ten percent of the insurer’s total liabilities, whichever is greater. The following table presents the amount of capital and surplus calculated in accordance with statutory accounting principles, which differs from GAAP, and an amount representing ten percent of total liabilities for each of the Insurance Entities as of the dates presented (in thousands):

	June 30, 2022	December 31, 2021
Statutory capital and surplus
UPCIC	$398,361	$378,750
APPCIC	$22,118	$16,104
Ten percent of total liabilities
UPCIC	$139,748	$122,292
APPCIC	$1,953	$649

As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement. The Insurance Entities also met the capitalization requirements of the other states in which they are licensed as of June 30, 2022. Annually, the Insurance Entities each are also required to adhere to prescribed premium-to-capital surplus ratios and each have met those requirements.

The following table summarizes combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Combined net income (loss)	$(142)	$8,557	$(12,075)	$1,180
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	June 30, 2022	December 31, 2021
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,308	$3,441

6. Liability for Unpaid Losses and Loss Adjustment Expenses
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$244,482	$315,780	$346,216	$322,465
Less: Reinsurance recoverable	(65,403)	(118,671)	(115,860)	(119,522)
Net balance at beginning of period	179,079	197,109	230,356	202,943
Incurred related to:
Current year	196,594	159,490	381,045	304,690
Prior years	3,710	7,731	4,365	6,494
Total incurred	200,304	167,221	385,410	311,184
Paid related to:
Current year	164,888	151,348	236,615	205,829
Prior years	47,118	47,481	211,774	142,797
Total paid	212,006	198,829	448,389	348,626
Net balance at end of period	167,377	165,501	167,377	165,501
Plus: Reinsurance recoverable	18,972	113,157	18,972	113,157
Balance at end of period	$186,349	$278,658	$186,349	$278,658

During the three months ended June 30, 2022, there was adverse prior years’ reserve development of $63.6 million gross, less $59.9 million ceded, resulting in $3.7 million net unfavorable development. The direct and net prior years’ reserve development for the quarter ended June 30, 2022 was principally due to gross reserve development on Hurricane Irma of $39.3 million, of which $35.6 million was ceded, resulting in net development on Hurricane Irma of $3.7 million in the quarter. In addition to Hurricane Irma development, the Company concluded a favorable commutation during the quarter, favorably increasing ceded prior year loss payments which was offset by a provisory increase in direct prior incurred but not reported (“IBNR”) amount, resulting in no net effect.

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

During the six months ended June 30, 2022, there was adverse prior years’ reserve development of $74.3 million gross, less $69.9 million ceded, resulting in $4.4 million net development. The direct and net prior years’ reserve development for the six months ended June 30, 2022 was principally due to a gross reserve development on Hurricane Irma of $49.8 million, of which $45.6 million was ceded, resulting in net development on Hurricane Irma of $4.2 million in the period. Additionally, the Company concluded a favorable commutation during the quarter, favorably increasing ceded prior year loss payments which was offset by a provisory direct prior year IBNR amount, resulting in no net effect. Hurricane Matthew direct and net losses increased $0.1 million.
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

7. Long-term Debt
Long-term debt consists of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2022	2021
Surplus note	$6,250	$6,985
5.625% Senior unsecured notes	100,000	100,000
Total principal amount	106,250	106,985
Less: unamortized debt issuance costs	(3,089)	(3,309)
Total long-term debt, net	$103,161	$103,676
Surplus Note
In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program. The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. Principal and interest are paid periodically pursuant to terms of the surplus note. UPCIC was in compliance with the terms of the surplus note as of June 30, 2022.
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
The Notes were offered and sold by the Company in a private placement transaction in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. On March 24, 2022, the Registration Statement registering the exchange of Notes for registered Notes was declared effective by the Securities and Exchange Commission, and all of the Notes have since been exchanged for registered Notes with identical financial terms.
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
The indenture governing the Notes contains financial covenants, terms, events of default and related cure provisions that are customary in agreements used in connection with similar transactions. As of June 30, 2022, the Company was in compliance with all applicable covenants, including financial covenants.
The Notes are unsecured senior obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank equally in right of payment to the Unsecured Revolving Loan described below.
Unsecured Revolving Loan
In August 2021, the Company entered into a credit agreement and related revolving loan (“Revolving Loan”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). The Revolving Loan makes available to the Company an unsecured revolving credit facility with an aggregate commitment not to exceed $35.0 million and carries an interest rate of prime rate plus a margin of 2%. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings under the Revolving Loan mature 364 days after the date of the loan. The revolving credit facility with JP Morgan Chase Bank, N.A. is subject to annual renewals each August.
The Revolving Loan contains customary financial covenants. As of June 30, 2022, the Company was in compliance with all applicable covenants, including financial covenants. The Company has not drawn any amount under the Revolving Loan as of June 30, 2022.

Interest Expense
The following table provides interest expense related to long-term debt during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest Expense:
Surplus note	$39	$35	$66	$55
5.625% Senior unsecured notes	1,516	—	2,922	—
Non-cash expense (1)	176	—	351	—
Total	$1,731	$35	$3,339	$55
(1) Represents amortization of debt issuance costs.

8. Stockholders’ Equity

From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares			Average
			Repurchased During the		Aggregate	Price Per
		Dollar Amount	Six Months Ended June 30,		Purchase	Share
Date Authorized	Expiration Date	Authorized	2022	2021	Price	Repurchased	Plan Completed
November 3, 2020	November 3, 2022	$20,000	603,080	—	$7,381	$12.24
November 3, 2020	November 3, 2022	$20,000	—	15,444	$245	$15.87
See the “Condensed Consolidated Statements of Stockholders’ Equity” for a roll-forward of treasury shares.

9. Income Taxes
During the three months ended June 30, 2022 and 2021, the Company recorded approximately $3.3 million and $8.1 million of income tax expense, respectively. The effective tax rate (“ETR”) for the three months ended June 30, 2022 was 31.0% compared to a 27.0% ETR for the same period in 2021.
During the six months ended June 30, 2022 and 2021, the Company recorded approximately $8.2 million and $18.1 million of income tax expense, respectively. The ETR for the six months ended June 30, 2022 was 24.9% compared to a 27.2% ETR for the same period in 2021.
In calculating these rates, the Company considered a variety of factors including the forecasted full year pre-tax results, the federal tax rate, expected non-deductible expenses and estimated state income taxes. The Company’s final ETR for the full year will be dependent on the level of pre-tax income, discrete items, the apportionment of taxable income among state tax jurisdictions and the extent of non-deductible expenses in relation to pre-tax income.
The Company’s income tax provision reflects an estimated annual ETR of 27.2% for 2022, calculated before the impact of discrete items. The effect of reporting discrete items through June 30, 2022 amounts to a decrease to the annual estimated ETR of 230 basis points, resulting in an ETR for the year to date period of 24.9%. The annual estimated ETR includes a statutory federal income tax rate of 21% and a statutory state income tax rate, net of federal benefit, of 3.4%.
Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The Company reviews its deferred tax assets regularly for recoverability. Management has reviewed all available evidence, both positive and negative, in determining the need for a valuation allowance with respect to the gross deferred tax assets. In reviewing the gross deferred tax assets, management has concluded that the likelihood for utilization of these deferred tax assets is certain, and determined that a valuation allowance is not required on any of the deferred tax assets. Management will continue to analyze the gross deferred tax assets on a quarterly basis to determine whether there is a need for a valuation allowance in the future.
The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. As of June 30, 2022, the Company’s 2018 through 2020 tax years are still subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdictions.

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
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted EPS computations for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator for EPS:
Net income (loss)	$7,370	$21,941	$24,907	$48,349
Less: Preferred stock dividends	(2)	(2)	(5)	(5)
Income (loss) available to common stockholders	$7,368	$21,939	$24,902	$48,344
Denominator for EPS:
Weighted average common shares outstanding	30,829	31,240	30,987	31,224
Plus: Assumed conversion of share-based compensation (1)	29	45	48	43
Assumed conversion of preferred stock	25	25	25	25
Weighted average diluted common shares outstanding	30,883	31,310	31,060	31,292
Basic earnings (loss) per common share	$0.24	$0.70	$0.80	$1.55
Diluted earnings (loss) per common share	$0.24	$0.70	$0.80	$1.54

(1)	Represents the dilutive effect of unexercised stock options, unvested performance share units, unvested restricted stock units and unvested restricted stock.

11. Other Comprehensive Income (Loss)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended June 30,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(40,272)	$(9,900)	$(30,372)	$10,264	$2,454	$7,810
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	949	233	716	245	59	186
Other comprehensive income (loss)	$(39,323)	$(9,667)	$(29,656)	$10,509	$2,513	$7,996

	Six Months Ended June 30,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(97,433)	$(23,952)	$(73,481)	$(12,161)	$(2,907)	$(9,254)
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	1,213	298	915	447	107	340
Other comprehensive income (loss)	$(96,220)	$(23,654)	$(72,566)	$(11,714)	$(2,800)	$(8,914)

The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized gains (losses) on available-for-sale debt securities
	$(949)	$(245)	$(1,213)	$(447)	Net realized gains (losses) on sale of securities
	233	59	298	107	Income taxes
Total reclassification for the period	$(716)	$(186)	$(915)	$(340)	Net of tax

12. Commitments and Contingencies
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The Company’s reinsurance commitments generally run from June 1st of the current year to May 31st of the following year. Certain of the Company’s reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1st to May 31st contract period are recorded as “Reinsurance Payable, net” in the Condensed Consolidated Balance Sheet. Effective March 26, 2021, UPCIC entered into a three-year reinsurance agreement with Cosaint Re Pte. Ltd., a reinsurance entity incorporated in Singapore that correspondingly issued notes in a Rule 144A offering to raise proceeds to collateralize its obligations under the reinsurance agreement. Amounts payable for coverage for the second year of the reinsurance agreement with Cosaint Re Pte. Ltd. are also recorded as “Reinsurance Payable, net.” Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $80.5 million in 2023, (2) $91.5 million in 2024, and (3) $66.3 million in 2025.
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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	June 30, 2022
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$20,612	$—	$20,612
Corporate bonds	—	682,497	—	682,497
Mortgage-backed and asset-backed securities	—	297,393	—	297,393
Municipal bonds	—	12,991	—	12,991
Redeemable preferred stock	—	7,513	—	7,513
Equity Securities:
Common stock	22,202	—	—	22,202
Mutual funds	57,642	—	—	57,642
Total assets accounted for at fair value	$79,844	$1,021,006	$—	$1,100,850

	Fair Value Measurements
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$26,806	$—	$26,806
Corporate bonds	—	673,805	—	673,805
Mortgage-backed and asset-backed securities	—	316,118	—	316,118
Municipal bonds	—	14,574	—	14,574
Redeemable preferred stock	—	9,152	—	9,152
Equity Securities:
Common stock	3,683	—	—	3,683
Mutual funds	43,651	—	—	43,651
Total assets accounted for at fair value	$47,334	$1,040,455	$—	$1,087,789
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
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities (debt):
Surplus note (1)	$6,250	$5,933	$6,985	$6,723
5.625% Senior unsecured notes (2)	100,000	99,614	100,000	99,464
Total debt	$106,250	$105,547	$106,985	$106,187

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

14. Variable Interest Entities

The Company entered into a reinsurance arrangement effective June 1, 2022 with its existing captive reinsurance arrangement with Isosceles Insurance Ltd. with the establishment of “Separate Account UVE-01”, a VIE in the normal course of business and consolidated the VIE since the Company is the primary beneficiary. The primary beneficiary analysis includes a review of the VIE’s capital structure, related contractual relationships and terms, nature of the VIE’s operations and purpose, nature of the VIE’s interests issued and the Company’s involvement with the entity. When assessing the need to consolidate a VIE, the Company evaluates the design of the VIE as well as the related risks to which the entity was designed to expose the variable interest holders. The primary beneficiary is the entity that has both (i) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. While also considering these factors, the consolidation conclusion depends on the Company’s decision-making ability and its ability to influence activities that significantly affect the economic performance of the VIE.

The reinsurance captive arrangement entered into in the prior year, which was effective June 1, 2021 through May 31, 2022, was terminated effective December 1, 2021, pursuant to the terms of the agreement. In connection with the termination of the agreement, the affiliates agreed to release funds held in trust due to one of the Insurance Entities (UPCIC) and the balance to the participant of the separate account (UVE) in December 2021.
The following table presents, on a consolidated basis, the balance sheet classification and exposure of restricted cash held in a reinsurance trust account, which can be used only to settle specific reinsurance obligations of the VIE as of the dates presented

	June 30, 2022	December 31, 2021
Restricted cash and cash equivalents	$17,490	$—

15. Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of June 30, 2022.

On July 19, 2022, the Company declared a quarterly cash dividend of $0.16 per share of common stock payable August 9, 2022, to shareholders of record on August 2, 2022.

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
•Failure of our risk mitigation strategies, including failure to accurately and adequately price the risks we underwrite and to include effective exclusions and other loss limitation provisions in our insurance policies;
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
Trends
Florida Trends
We are currently working through a cycle to improve long-term rate adequacy and earnings for the Insurance Entities by increasing rates and managing exposures, while taking advantage of what we believe to be opportunities in a dislocated market. The Florida personal lines homeowners’ market currently can be characterized as a “hard market”, where insurance premium rates are escalating, insurers are reducing coverages, and underwriting standards are tightening as insurers closely monitor insurance rates and manage coverage capacity. Due to conditions in the Florida market and factors more generally affecting the U.S. and global reinsurance markets, reinsurance capacity in recent years has also been subject to less favorable pricing and terms. These market forces decrease competition among admitted insurers, and ultimately result in the increased use of Citizens Property Insurance Corporation (“Citizens”), which was created to be the State’s residual property insurance market. In recent years, in response to adverse behaviors and conditions in the Florida residential market, most admitted market competitors have sought and often received approval for significant rate increases. Meanwhile, Citizens’ rate increases are limited by law, resulting in its policies, in a hard market, becoming priced lower than admitted market policies. This causes Citizens to become viewed as a desirable alternative to the admitted market as admitted market insurers manage through the hard market challenges. Our Insurance Entities likewise have taken and continue to take action to manage through this hard market by increasing rates and prudently managing exposures while also seeking to maintain their competitive position in the market and supporting our current policyholders and agents.
While addressing rate adequacy for the Insurance Entities, we continue to experience increased costs for losses and LAE in the Florida market, where an industry has developed around the solicitation, filing and litigation of personal residential claims. These dynamics have been made worse by the litigation financing industry, which in some cases, funds these actions. In addition, rising inflation, as seen in the cost of labor and material supplies, has further escalated costs associated with the settlement of claims. These behaviors and related rising repair costs are a chief contributing factor for the rate increases in this market. These behaviors result in a pattern of continued increases in year-over-year levels of represented claims, the increases in purported claim amounts, and increased demands for attorneys’ fees. Active solicitation of personal residential claims in Florida by policyholder representatives, remediation companies and repair companies has led to an increase in the frequency and severity of personal residential claims in Florida, exceeding historical levels and levels seen in other jurisdictions. Information prepared by the Florida Office of Insurance Regulation also shows that claims in Florida are litigated at a substantially disproportionate rate when compared to other states. This is largely due to a Florida statute providing a one-way right of attorneys’ fees against insurers which has, when coupled with certain other statutes and judicial rulings, produced a legal environment in Florida that encourages litigation, in many cases without regard to the underlying merits of the claims. The one-way right to attorneys’ fees essentially means that unless an insurer’s position is entirely upheld in litigation, the insurer must pay the plaintiff’s attorneys’ fees in addition to its own defense costs. This affects not only claims that are litigated to resolution, but also the settlement discussions that take place with nearly all litigated claims. This also affects a large number of claims from inception or during the adjusting process as a substantial and growing percentage of policyholders obtain representation early in the process, and sometimes even before notifying insurers of their claims. These market conditions also add, and will continue to add, complexity to efforts to efficiently and expeditiously adjust claims. This is due to an increasing number of policyholders who have one or more recent prior losses with the Insurance Entities or with other insurers, which then require evaluation during subsequent claims and determinations regarding whether property has been repaired consistently with the scope and amount of damage previously asserted.
The one-way right to attorney fees creates a nearly risk-free environment, and incentive, for attorneys to pursue litigation against insurers. The result has been a substantial increase in represented and litigated claims in Florida, far outpacing levels experienced in other states. In April 2021, the Florida legislature passed a bill intending to curtail the adverse claim trends impacting the Florida homeowners’ insurance market. Most provisions of the bill went into effect on July 1, 2021. Among its provisions, the bill creates a new pre-suit notice requirement wherein an insured must make a formal monetary demand of a residential property insurer before commencing suit. The Company has established an internal team to review and respond to these pre-suit demands in a further effort to resolve disputes before litigation ensues. Another provision of the new law reduces the time period in which to file a new or reopened claim to two years following the date of loss. In light of the recent enactment of these reforms, it is premature to assess whether the reforms will have their intended effect. Whether these changes are beneficial to consumers, insurers, insurance company holding systems or the residential property insurance market as a whole may not be fully known for some time.
In a further effort to alleviate concerns in the Florida property insurance market, Florida’s Governor called a special session of the legislature in May 2022. The legislature passed, and the Governor promptly signed into law, several additional reforms intended to curtail litigation abuses. Among other things, the new law precludes the assignment of policyholders’ rights to attorneys’ fees, allows plaintiffs’ attorneys to receive fee multipliers only in rare and exceptional cases, and requires plaintiffs to establish breaches of the insurance policy before pursuing related bad faith actions. Because the new law only recently was adopted, its impact on claims and claims-related costs, including litigation, will not be fully known for some time.
Despite our initiatives, such as those mentioned above, our costs to settle claims in Florida have increased for the reasons noted herein. For example, the Company continues to adjust its estimate of expected losses and has increased its current year loss estimates and increased estimates associated with prior years’ claims. Over the past three years, even as we have increased our estimates of prospective losses each year, we have recorded adverse claim development on prior years’ loss reserves and further strengthened current year losses during the year to address the increasing impact Florida’s market disruptions, as well as the impact of rising costs of building materials and labor, have had on the claims process and the establishment of reserves for losses and LAE. The full extent and duration of these market disruptions and inflationary pressures are unknown and still unfolding, and we will monitor the impact of such disruptions on the recording and reporting of claim costs.
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
Additionally, we have taken steps to implement claim settlement rules associated with the Florida legislation passed in 2019 designed to reduce the negative effects of claims involving assignments of benefits (“AOB”). See “Part I— Item 1—Business—Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2021. An AOB is a document signed by a policyholder that allows a third party to be paid for services performed for an insured homeowner who would normally be reimbursed by the insurance company directly after making a claim. Prior to the AOB reform legislation, the Company experienced an increase in AOB-related litigation initiated by vendors, in many cases unbeknownst to policyholders. Claims paid under an AOB often involve unnecessary litigation, with the Company required to pay both its own defense costs and those of the plaintiff, and, as a result, cost the Company significantly more than claims settled when an AOB is not involved. In 2019, the Florida legislature passed legislation designed to increase consumer protections against AOB abuses and reduce AOB-related litigation. The legislature added to these AOB-related reforms in the recently concluded 2022 special legislative session, during which it passed a new law precluding policyholders’ assignments of attorneys’ fees. Prior to the recent 2022 law change, the overall impact of the deterioration in claims-related tactics and behaviors, including other first-party litigation, continued to outpace benefits arising from the 2019 AOB reform legislation. Following recent 2022 special legislative session, the Company intends to adopt procedures reflecting the new AOB law and monitor its effects.
Following legislation adopted in Florida’s 2021 legislative session, we also have established procedures and dedicated personnel to a new pre-suit notice and offer process. The new process requires policyholders or their attorneys to notify insurers at least ten days before commencing litigation and allows insurers an opportunity to make pre-suit settlement offers. The policyholders’ ability to recover attorneys’ fees is determined according to a scale that compares the ultimate outcomes of the cases to the insurers’ pre-suit offers. Although this new process is intended to reduce claims litigation and encourage settlements, it is too early to evaluate whether it will be successful in limiting the types of settlement demands and litigation that have plagued the Florida market or in offsetting other factors adversely affecting the market such as increased costs of building materials and labor.
Impact of COVID-19
Subsequent to March 2020, we have not seen a direct material impact from COVID-19 on our business, our financial position, our liquidity, or our ability to service our policyholders and maintain critical operations. Indirectly, inflationary pressures, in part due to supply chain and labor constraints during the pandemic, have affected and continue to affect claims costs and, to a lesser degree, other expenses. As a provider of services that have been deemed essential under most directives and guidelines, we are confident in our ability to maintain consistent operations and believe we can continue to manage with our hybrid work arrangement as a result of our disaster preparedness planning, with little impact on our business and service levels and our standards of care for both underwriting and claims. We continue to monitor local, state and federal guidance and will adjust workforce activities as appropriate. Although we have not experienced a direct material impact from COVID-19 since its onset in 2020, the ultimate impact of the COVID-19 pandemic, or future pandemics, on our business and on the economy in general cannot be predicted.
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
In addition to our key performance indicators and other financial measures presented in accordance with United States Generally Accepted Accounting Principles (“GAAP”). management also uses certain non-GAAP financial measures to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that non-GAAP financial measures, which may be defined differently by other companies, help to explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The non-GAAP measures should not be viewed as a substitute for those determined in accordance with GAAP. The calculation of these key financial measures including the reconciliation of non-GAAP measures to the nearest GAAP measure are found below under ― “Non-GAAP Financial Measures.”
Definitions of Key Performance Indicators and GAAP and Non-GAAP Measures
Adjusted book value per common share ― is a non-GAAP measure, that is calculated as adjusted common stockholders’ equity divided by common shares outstanding at the end of the period. Management believes this metric is meaningful, as it allows investors to evaluate underlying book value growth by excluding the impact of interest rate volatility.
Adjusted common stockholders' equity ― is a non-GAAP measure, that is calculated by GAAP common stockholders' equity, excluding accumulated other comprehensive income (loss). Management believes this metric is meaningful, as it allows investors to evaluate underlying growth in stockholders’ equity by excluding the impact of interest rate volatility.
Adjusted net income attributable to common stockholders ― is a non-GAAP measure, that is calculated by GAAP net income attributable to common stockholders, excluding net realized gains (losses) on investment and net changes in unrealized gains (losses) of equity securities, net of tax. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods, by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
Adjusted operating income ― is a non-GAAP measure, that is computed by GAAP operating income, excluding net realized gains (losses) on investment and net changes in unrealized gains (losses) of equity securities. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods, by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
Adjusted operating income margin ― is a non-GAAP measure, which is computed by adjusted operating income divided by core revenue. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods, by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
Adjusted return on common equity (Adjusted “ROCE”) ― is a non-GAAP measure, that is calculated by actual or annualized adjusted net income attributable to common stockholders divided by average adjusted common stockholders' equity, with the denominator excluding current period income statement net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities, net of tax. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods, by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
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
Core revenue ― is a non-GAAP measure, that is calculated by total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities, Management believes this metric is meaningful, as it allows investors to evaluate underlying revenue trends and enhances comparability across periods, by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
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
Diluted adjusted earnings per common share ― is a non-GAAP measure, which is calculated by adjusted net income available to common stockholders divided by weighted average diluted common shares outstanding. Management believes this metric is meaningful, as it allows investors to evaluate underlying revenue trends and enhances comparability across periods, by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
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

Return on Average Common Equity (“ROCE”) ― calculated by actual or annualized net income attributable to common stockholders divided by average common stockholders' equity. ROCE is a capital profitability measure of how efficiently management creates profits.
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
Developing and implementing our reinsurance strategy to adequately protect our balance sheet and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key strategic priority for us. In order to limit the Insurance Entities’ potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers and the Florida Hurricane Catastrophe Fund (“FHCF”). The Florida Office of Insurance Regulation (“FLOIR”) requires the Insurance Entities, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ respective 2022-2023 reinsurance programs meet the FLOIR’s requirements, which are based on, among other things, successfully demonstrating cohesive and comprehensive reinsurance programs that protect the policyholders of our Insurance Entities as well as satisfying a series of stress test catastrophe loss scenarios based on past historical events. Similarly, the Insurance Entities’ respective 2022-2023 reinsurance programs meet the stress test and review requirements of Demotech, Inc., for maintaining Financial Stability Ratings® of A (Exceptional).
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
Effective June 1, 2022, the Insurance Entities entered into multiple reinsurance agreements comprising our 2022-2023 reinsurance program. See “Item 1—Note 4 (Reinsurance).”
UPCIC’s 2022-2023 Reinsurance Program
•First event All States retention of $45 million.
•All States first event tower extends to $3.161 billion with no co-participation in any of the layers, no limitation on loss adjustment expenses for the non-catastrophe bond Cosaint Re Pte. Ltd. traditional reinsurance and no accelerated deposit premiums.
•Assuming a first event completely exhausts the $3.161 billion tower, the second event exhaustion point would be $1.183 billion.
•Full reinstatement available on $1.138 billion of the $1.288 billion of non-FHCF first event catastrophe coverage for guaranteed second event coverage. For all layers purchased between $111 million and the projected FHCF retention, to the extent that all of our coverage or a portion thereof is exhausted in a catastrophic event and reinstatement premium is due, we have purchased enough reinstatement premium protection ("RPP") limit to pay the premium necessary for the reinstatement of these coverages.
•First event layer of 100% of $66 million in excess of $45 million established by UIH in captive insurance arrangement. While the Company retains the risk that otherwise would be transferred to third party-reinsurers for this layer, the additional risk is substantially offset by the savings in premiums that would otherwise have been paid to third-party reinsurers.
•Specific 2nd event private market excess of loss coverage of $66 million in excess of $45 million sitting behind captive arrangement.
•Specific 3rd and 4th event private market catastrophe excess of loss coverage of $86 million in excess of $25 million provides frequency protection for multiple events during the treaty period including a $20 million reduction in retention for a 3rd and 4th event.
•For the FHCF Reimbursement Contracts effective June 1, 2022, UPCIC has continued the election of the 90% coverage level. We estimate the total mandatory FHCF layer will provide approximately $1.827 billion of coverage for UPCIC, which inures to the benefit of the open market coverage secured from private reinsurers and Cosaint Re Pte. Ltd.
•To further insulate for future years, UPCIC has secured $383 million of catastrophe capacity with contractually agreed limits that extend coverage to include the 2022 and 2023 wind seasons and $277 million of the $383 million extends through the 2024 wind season and is all capacity which sits below the Florida Hurricane Catastrophe Fund. UPCIC’s catastrophe bond, secured leading up to the 2021-2022 renewal, Cosaint Re Pte. Ltd, continues to provide one limit of $150 million in this year’s program and it may also include the 2023 wind season, depending on loss activity in the 2022 wind season.

Reinsurers

The table below provides the A.M. Best and S&P financial strength ratings for each of the largest rated third-party reinsurers in UPCIC’s 2022-2023 reinsurance program:

Reinsurer	A.M. Best	S&P
Allianz Risk Transfer AG, Bermuda Branch	A+	AA-
Chubb Tempest Reinsurance Ltd.	A++	AA
Everest Re	A+	A+
Munich Re	A+	AA-
Renaissance Re	A+	A+
Various Lloyd’s of London Syndicates	A	A+
Florida Hurricane Catastrophe Fund (1)	N/A	N/A
(1)No rating is available, because the fund is not rated.

APPCIC’s 2022-2023 Reinsurance Program
•First event All States retention of $3.5 million.
•All States first event tower of $54.85 million with no co-participation in any of the layers, no limitation on loss adjustment expenses and no accelerated deposit premiums.
•Full reinstatement available for all private market first event catastrophe layers for guaranteed second event coverage. For the layer purchased between $3.5 million and the projected FHCF retention, to the extent that all of our coverage or a portion thereof is exhausted in a catastrophic event and reinstatement premium is due, we have purchased enough RPP limit to pay the premium necessary for the reinstatement of this coverage.
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
•For the FHCF Reimbursement Contracts effective June 1, 2022, APPCIC has continued the election of the 90% coverage level. We estimate the total mandatory FHCF layer will provide approximately $28.6 million of coverage for APPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.

Reinsurers

The table below provides the A.M. Best and S&P financial strength ratings for each of the largest rated third-party reinsurers in APPCIC’s 2022-2023 reinsurance program:

Reinsurer	A.M. Best	S&P
Chubb Tempest Reinsurance Ltd.	A++	AA
DaVinci Reinsurance Limited	A	A+
Lancashire Insurance Company Limited	A	A-
Renaissance Reinsurance Ltd.	A+	A+
Various Lloyd’s of London Syndicates	A	A+
Florida Hurricane Catastrophe Fund (1)	N/A	N/A
(1)No rating is available, because the fund is not rated.
The cost of the 2022-2023 reinsurance programs for UPCIC and APPCIC is projected to be $696 million, representing approximately 37.6% of estimated direct premium earned for the 12-month treaty period for UPCIC and APPCIC.

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
Highlights for the quarter ended June 30, 2022
•The Insurance Entities successfully completed their 2022-2023 reinsurance programs providing a total limit protection of $3.2 billion to the Insurance Entities. The limits include expanded use of an internal captive insurance entity. The estimated cost to the Insurance Entities, as a percentage of direct earned premium, increased from 36.4% of estimated premiums to 37.6% for the 2022-2023 program.
•The Florida legislature, in a special session, enacted a law this quarter introducing new reforms intended to reduce the level of inflated and litigated claims and provide relief to consumers. These new reforms are on top of reforms enacted in 2019 and 2021 which have had some measured benefits. Management is optimistic these new reforms will be beneficial, but recognizes it will take time before the reforms are fully realized.
•Previously approved rate filings and inflation adjustments to policy insured values are increasing written and earned premium as they take effect and earn prospectively over the policy period.
•Management is continuing its efforts to prudently manage new business risk selection, improve risk exposure diversification and moderate new business growth rates, compared to prior years, while the above rate increases are taking effect to improve profitability. Renewal retention rates have declined year over year as consumers react to higher renewal premiums. As a result, the number of total policies in force is lower, notwithstanding increases in written premium.
•Recently approved rate increases for Florida (14.9%), Indiana (19.9%), Pennsylvania (12.0%), North Carolina (7.9%) and South Carolina (14.6%) went into effect this quarter.
•Net investment income increased as market interest rates rise, however the rising interest rates have lowered the market value of our investments resulting in unrealized losses.
•Losses and LAE, net were higher this quarter compared to the same period last year primarily due to a higher level of expected losses and LAE for this year (the 2022 accident year) as a result of increases in loss trends and higher claim inflation costs in Florida and other markets.
•Other expense and acquisition cost management efforts have lowered the expense ratio. In April 2021, the commission rate on policy renewals was reduced 2 percentage points and further reduced on May 1, 2022 by 2 percentage points in response to premium rate increases during the past year. The benefit of lower commission rates are realized over the next year as policies renew under this new commission rate structure.
•The company continued to return shareholder value with quarterly dividends and modest share repurchases.

Second quarter of fiscal 2022 results of operations comparisons are to second quarter of fiscal 2021 (unless otherwise specified).
Results of Operations — Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Net income for the three months ended June 30, 2022, was $7.4 million compared to $21.9 million for the same period in 2021. Weighted average diluted common shares outstanding for the three months ended June 30, 2022 were lower by 1.4% to 30.9 million shares from 31.3 million shares for the same period of the prior year. Diluted earnings per share for the three months ended June 30, 2022 was $0.24 compared to $0.70 for the same period in 2021. Benefiting the quarter were increases in premiums earned, net, an increase in commission revenue, and an increase in net investment income, partially offset by an increase in operating costs and expenses, and an increase in both realized and unrealized losses. Direct premium earned and premiums earned, net were up 9.2% and 8.2%, respectively, due to premium growth in 15 of the 19 states in which we are licensed and writing during the past 12 months as a result of rate increases implemented during 2021 and 2022. The net loss and LAE ratio was 72.3% for the three months ended June 30, 2022, compared to 65.3% for the same period in 2021 reflecting higher core losses partially offset by lower prior years’ reserve development. As a result of the above and further explained below, the combined ratio for the three months ended June 30, 2022 was 100.9% compared to 97.3% for the three months ended June 30, 2021. Also see the discussion above under “Overview—Trends.”
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Three Months Ended June 30,		Change
	2022	2021	$	%
REVENUES
Direct premiums written	$532,527	$473,627	$58,900	12.4%
Change in unearned premium	(103,722)	(81,053)	(22,669)	28.0%
Direct premium earned	428,805	392,574	36,231	9.2%
Ceded premium earned	(151,744)	(136,402)	(15,342)	11.2%
Premiums earned, net	277,061	256,172	20,889	8.2%
Net investment income	5,221	2,858	2,363	82.7%
Net realized gains (losses) on investments	(725)	496	(1,221)	NM
Net change in unrealized gains (losses) of equity securities	(8,884)	1,229	(10,113)	NM
Commission revenue	11,404	9,860	1,544	15.7%
Policy fees	5,940	6,575	(635)	(9.7)%
Other revenue	1,989	1,991	(2)	(0.1)%
Total revenues	292,006	279,181	12,825	4.6%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	200,304	167,221	33,083	19.8%
General and administrative expenses	79,291	81,866	(2,575)	(3.1)%
Total operating costs and expenses	279,595	249,087	30,508	12.2%
Interest and amortization of debt issuance costs	1,731	35	1,696	4,845.7%
INCOME (LOSS) BEFORE INCOME TAXES	10,680	30,059	(19,379)	(64.5)%
Income tax expense (benefit)	3,310	8,118	(4,808)	(59.2)%
NET INCOME (LOSS)	$7,370	$21,941	$(14,571)	(66.4)%
Other comprehensive income (loss), net of taxes	(29,656)	7,996	(37,652)	NM
COMPREHENSIVE INCOME (LOSS)	$(22,286)	$29,937	$(52,223)	NM
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$0.24	$0.70	$(0.46)	(65.7)%
Weighted average diluted common shares outstanding	30,883	31,310	(427)	(1.4)%

NM – Not Meaningful
Direct premiums written increased by $58.9 million, or 12.4%, for the quarter ended June 30, 2022, driven by premium growth within our Florida business of $52.8 million, or 13.2%, and premium growth in our other states business of $6.1 million, or 8.3%, as compared to the same period of the prior year. Rate increases approved in 2021 and 2022 for Florida and for certain other states, as discussed below, were the principal driver of higher written premiums. In total policies in force declined 48,975, or

5.2%, from 943,593 at December 31, 2021 to 894,618 at June 30, 2022. A summary of the recent rate increases which are driving increases in written premium are as follows:

•In May 2022, the Company filed a rate increase with the FLOIR for an overall 14.9% rate increase for UPCIC on Florida personal residential homeowners’ line of business which became effective June 1, 2022, for new business and November 4, 2022, for renewals. This filing was made on a “ Use and File” basis.
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
•In addition, during the past year, rate increases for UPCIC were approved in Alabama, Georgia, Indiana, Minnesota, North Carolina, South Carolina, Pennsylvania and Virginia.
These rate increases are applied on new business submissions and renewals from the effective date of their renewal and then are earned subsequently over the policy period. The recent rate increases in Florida are in response to rising claim costs driven by higher costs of material and labor associated with claims, the cost of weather events, the rising cost of catastrophe and other reinsurance protecting policyholders and, more importantly, the impact of “social inflation” on claims as claim settlements increasingly have involved inflated demands, representation, and litigation. In addition, the Insurance Entities’ policies provide for coverage limits to be adjusted at renewal based on third-party data sources that monitor factors such as changes in costs for residential building materials and labor.
During 2022, management continued efforts to prudently manage policy counts and exposures intended to slow the growth of written premiums relating to new business compared to prior years while the above rate increases are taking effect. Reduced new business writings, declines in renewal retentions during 2022 and the impact of selected policy non-renewals, have resulted in a decrease in policies in force during the quarter of 22,127, or 2.4%, from 916,745 at March 31, 2022 to 894,618 at June 30, 2022. Direct premiums written continue to increase across the majority of states in which we conduct business. As a result of our business strategy, policy premium rate increases, lower renewal retention, fewer new business policies written and disciplined underwriting initiatives, we have seen a decrease in policy count, but an increase in in-force premium and total insured value in a majority of states for the past three years. In total, we wrote policies in 19 states during both of the second quarters of 2022 and 2021. In addition, we are authorized to do business in Tennessee and Wisconsin and are proceeding with product filings in those states. At June 30, 2022, policies in force decreased 82,633 policies, or 8.5%; premium in force increased $148.0 million, or 9.1%; and total insured value increased $8.2 billion, or 2.6%, compared to June 30, 2021.
The following table provides direct premiums written for Florida and Other States for the three months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended
	June 30, 2022		June 30, 2021		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$453,168	85.1%	$400,370	84.5%	$52,798	13.2%
Other states	79,359	14.9%	73,257	15.5%	6,102	8.3%
Total	$532,527	100.0%	$473,627	100.0%	$58,900	12.4%

We seek to prudently grow and generate long-term rate adequate premium in each state where we offer policies. Our diversification strategy seeks to increase business outside of Florida and to improve geographical distribution within Florida. Premium growth outside Florida is a measure monitored by management in its efforts to meet that objective.
Direct premium earned increased by $36.2 million, or 9.2%, for the quarter ended June 30, 2022, reflecting the earning of premiums written over the past 12 months including the benefit of rate changes due to primary rate filings, filings to cover increased reinsurance costs as well as policy premium adjustments due to increases in insured values caused by inflation.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents premiums paid to reinsurers for this protection and is a cost which reduces net written and net earned premiums. Ceded premium earned increased $15.3 million, or 11.2%, for the quarter ended June 30, 2022, as compared to the same period of the prior year. The increase in reinsurance costs reflects an increase in the value of exposures we insure; increased pricing when compared to the expired reinsurance program; and differences in the structure and design of the respective programs. Reinsurance costs, as a percentage of direct premium earned, increased from 34.7% for the three months ended June 30, 2021 to 35.4% for the three months ended June 30, 2022. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period which typically runs from June 1st to May 31st. See the discussion above for the Insurance Entities’ 2022-2023 reinsurance programs and “Item 1—Note 4 (Reinsurance).”

Premiums earned, net of ceded premium earned, grew by 8.2%, or $20.9 million, to $277.1 million for the three months ended June 30, 2022, reflecting an increase in direct premium earned partially offset by increased costs for reinsurance.
Net investment income was $5.2 million for the three months ended June 30, 2022, compared to $2.9 million for the same period in 2021, an increase of $2.4 million, or 82.7%. In the fourth quarter of 2021, we saw increases in investment yields as the Federal Reserve took action to address the market concerns of inflation and employment. As a result, liquidity generated by our portfolio from interest payments, principal repayments and new investments are being invested at higher rates, resulting in overall increased investment returns on our portfolio.
Total invested assets were $1,106.6 million as of June 30, 2022 compared to $1,093.7 million as of December 31, 2021. The increase is attributable to capital contributions from UIH, excess cash balances invested in the portfolio, receipt of interest payments partially offset by unrealized losses on available-for-sale debt securities. Unrealized losses reverse over time as debt instruments are generally held to maturity. Cash and cash equivalents were $317.0 million at June 30, 2022 compared to $250.5 million at December 31, 2021, an increase of 26.5%. This increase is largely attributable to changes in operational cash flows since year end. Cash and cash equivalents are invested short term until needed to settle loss and LAE payments, reinsurance premium payments and operating cash needs or until they are deployed by our investment advisors.
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
Although we generally hold the vast majority of debt securities to maturity, we sell investments, including securities, from our investment portfolio from time to time to meet our investment objectives or take advantage of market opportunities. During the three months ended June 30, 2022, sales of available-for-sale debt securities resulted in net realized losses of $0.9 million and sales of equity securities resulted in net realized gains of $0.2 million, generating total net realized losses of $0.7 million during the second quarter of 2022. During the three months ended June 30, 2021, sales of available-for-sale debt securities resulted in net realized losses of $0.2 million and sales of equity securities resulted in net realized gains of $0.7 million, in total generating net realized gains of $0.5 million. See “Item 1—Note 3 (Investments).”
There was an $8.9 million net unrealized loss in equity securities during the three months ended June 30, 2022, largely driven by macro inflationary pressures and the uncertain recessionary outlook, which put pressure on domestic equities broadly, compared to a $1.2 million net unrealized gain in equity securities during the three months ended June 30, 2021. Net change in unrealized gains or losses reflected on the income statement are the result of changes in the fair market value of our equity securities during the period for securities still held at the end of the reported period and the reversal of unrealized gains or losses for securities sold during the period. See “Item 1—Note 3 (Investments).”
Commission revenue is comprised principally of brokerage commissions we earn from third-party reinsurers (excluding the FHCF) on reinsurance placed for the Insurance Entities. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the three months ended June 30, 2022, commission revenue was $11.4 million, compared to $9.9 million for the three months ended June 30, 2021. The increase in commission revenue of $1.5 million, or 15.7%, for the three months ended June 30, 2022 was primarily due to increased commissions from third-party reinsurers earned on increased reinsurance premiums which is attributable to growth in our insured values for this year’s reinsurance program as well as the difference in pricing and structure associated with our reinsurance program when compared to the prior year.
Policy fees were $5.9 million for the three months ended June 30, 2022 compared to $6.6 million for the same period in 2021. The decrease of $0.6 million, or 9.7%, was the result of a decrease in the combined total number of new and renewal policies written during the three months ended June 30, 2022 compared to the same period in 2021 in states where we are permitted to charge this fee.
Other revenue, representing revenue from policy installment fees, premium financing and other miscellaneous income, was $2.0 million for the three months ended June 30, 2022 compared to $2.0 million for the same period in 2021.
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities, was $301.6 million for the three months ended June 30, 2022 compared to $277.5 million for the same period in 2021.

The following table presents losses and LAE incurred on a direct, ceded and net basis expressed in dollars and as a percent of the respective amounts of premiums earned. These amounts are further categorized as i) core losses, ii) weather events for the current accident year and iii) prior years’ reserve development (dollars in thousands):

	Three Months Ended June 30, 2022
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$428,805		$151,744		$277,061

Loss and loss adjustment expenses:
Core losses	$196,630	45.9%	$36	—%	$196,594	71.0%
Weather events*	—	—	—	—	—	—
Prior years’ reserve development	63,600	14.8%	59,890	39.5%	3,710	1.3%
Total losses and loss adjustment expenses	$260,230	60.7%	$59,926	39.5%	$200,304	72.3%

*Includes only current year weather events beyond those expected.

	Three Months Ended June 30, 2021
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$392,574		$136,402		$256,172

Loss and loss adjustment expenses:
Core losses	$159,412	40.6%	$(78)	(0.1)%	$159,490	62.3%
Weather events*	—	—	—	—	—	—
Prior years’ reserve development	116,890	29.8%	109,159	80.0%	7,731	3.0%
Total losses and loss adjustment expenses	$276,302	70.4%	$109,081	80.0%	$167,221	65.3%

*Includes only current year weather events beyond those expected.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.
Management looks at losses and LAE in three areas, as described below and represented in the tables above, each of which has different drivers that impact reported results. As a result, these components of losses and LAE are described separately. Overall losses and LAE, net of reinsurance recoveries, were $200.3 million resulting in a 72.3% net loss and LAE ratio for the quarter ended June 30, 2022. This compares to $167.2 million resulting in a 65.3% net loss and LAE ratio for the quarter ended June 30, 2021.
The Company continues to monitor and adjust its estimate of expected losses and has increased its current year loss estimates and increased estimates associated with prior years’ claims. Over the past three years, even as we have increased our estimates of prospective losses each year, we have recorded adverse claim development on prior years’ loss reserves and further strengthened current year losses during the year to address the increasing impact of Florida’s market disruptions, as well as the impact of inflation from building material costs and labor costs have on the reserving and claim settlement process. The full extent and duration of these market disruptions and inflationary pressures are unknown and still unfolding, and we continue to monitor the impact of such disruptions on the recording and reporting of claim costs. See the discussion above for the Insurance Entities’ 2022-2023 reinsurance programs and “Item 1 - Note 4 (Reinsurance).” Also see the discussion above under “Overview—Trends.”

The factors impacting losses and LAE are as follows:

•Core losses
◦Our core losses consist of all losses and LAE for the current accident year excluding both weather events for the current year beyond those anticipated in our regular accrual process and prior years’ reserve development. Core losses were 45.9% of direct premium earned for the quarter ended June 30, 2022 compared to 40.6% for the same period in 2021. During the quarter ended June 30, 2022 management increased the core loss ratio by one loss ratio point retroactive to January 1, 2022, with the cumulative impact being recorded in the quarter, as a result of worsening trends in overall weather not associated with named storms and in response to changes in estimated losses caused by deteriorating loss trends and higher repair costs as a result of material and labor inflation. The trend in core losses and LAE is increasing year over year as the claims environment in Florida continues to deteriorate and inflation continues to drive repair costs up. Also see the discussion above under “Overview—Trends.” Core losses also increase as premium volume increases year over year.

•Weather events beyond those expected
◦There were no weather events beyond those expected during the quarter ended June 30, 2022.
◦There were no weather events beyond those expected during the quarter ended June 30, 2021.
•Prior years’ reserve development
◦Two drivers influence the amounts recorded as prior years’ reserve development, namely: (i) changes to prior estimates of direct and net ultimate losses on prior accident years excluding major hurricanes and (ii) changes to prior estimates of direct and net ultimate losses on hurricanes.
▪During the quarter ended June 30, 2022, prior years’ reserve development totaled $63.6 million of direct losses and $3.7 million of net unfavorable loss development after the benefit of reinsurance.

•Prior years’ reserve development for the quarter ended June 30, 2022 was $63.6 million offset by ceded losses of $59.9 million resulting in net unfavorable development of $3.7 million. Prior year adverse development includes gross reserve development on Hurricane Irma of $39.3 million, of which $35.6 million was ceded, resulting in net development on Hurricane Irma of $3.7 million in the quarter. In addition to Hurricane Irma development, the Company concluded a commutation during the quarter, increasing ceded prior year loss payments which was offset by a provisory increase in direct prior year incurred but not reported (“IBNR”) amount, resulting in no net effect.
•Excluding hurricanes, there was no prior years’ reserve development for the quarter ended June 30, 2022.
▪For the quarter ended June 30, 2021, direct prior years’ reserve development of $116.9 million, less $109.2 million ceded, resulted in $7.7 million net development.

•For hurricanes, prior years’ reserve development for the quarter ended June 30, 2021 was the result of a direct increase in the ultimate losses for hurricanes of $109.1 million offset by ceded hurricane losses of $109.2 million resulting in net favorable development of $0.1 million. Direct losses increased for Hurricanes Irma, Sally, Michael and Matthew. Ceded losses benefited from changes to estimated non-Florida reinsurance coverage, which has a lower attachment point. As a result of ceded losses exceeding direct losses, net loss development on prior hurricanes was favorable during second quarter of 2021.
•Excluding hurricanes, there was $7.8 million of direct and net prior years’ reserve development for the quarter ended June 30, 2021. This development, from the 2019 and prior accident years, resulted from the settlement on litigated claims exceeding prior estimated amounts.
The financial impact generated by our claims adjusting affiliate from the management of claims, including claim fees ceded by our Insurance Entities to reinsurers, was an increase of $0.2 million for the three months ended June 30, 2022, compared to a benefit of $1.2 million during the three months ended June 30, 2021, driven by the recoveries from reinsurers and internal claim services. The impact was recorded in the condensed consolidated financial statements as a reduction or increase to losses and LAE.
For the three months ended June 30, 2022, general and administrative expenses were $79.3 million compared to $81.9 million during the same period in 2021, as follows (dollars in thousands):

	Three Months Ended
	June 30,				Change
	2022		2021		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$277,061		$256,172		$20,889	8.2%
General and administrative expenses:
Policy acquisition costs	54,100	19.5%	56,766	22.2%	(2,666)	(4.7)%
Other operating costs	25,191	9.1%	25,100	9.8%	91	0.4%
Total general and administrative expenses	$79,291	28.6%	$81,866	32.0%	$(2,575)	(3.1)%

General and administrative expenses decreased by $2.6 million, which was the result of a decrease in policy acquisition costs of $2.7 million offset by a slight increase in other operating costs of $0.1 million. The total general and administrative expense ratio was 28.6% for the three months ended June 30, 2022 compared to 32.0% for the same period in 2021.

•The decrease in policy acquisition costs of $2.7 million reflects a reduction in the commission rate paid to agents on the renewal of Florida policies which was reduced by 2 percentage points to 8% effective May 1, 2022, which will benefit future periods as the new rate structure applies prospectively. The decrease in policy acquisition costs as a percentage of premiums earned, net during the quarter is primarily due to the reduction in commissions paid to agents.
•The increase of other operating costs of $0.1 million was primarily higher salary and performance bonus expenses, mostly offset by lower stock-based compensation and policy related expenses. The other operating cost ratio was 9.1% for the three months ended June 30, 2022, compared to 9.8% for the same period in 2021. This reduction in the operating cost ratio reflects several factors including economies of scale as we continue to grow premium, and efficiencies gained from leveraging technology and spending discipline.
As a result of the above, the combined ratio for the second quarter ended June 30, 2022 was 100.9% compared to 97.3% for the same period in 2021. The increase was the result of a decrease in the general and administrative expense ratio offset by an increase in the loss and LAE ratio as described above.
Interest and amortization of debt issuance costs increased by $1.7 million for the three months ended June 30, 2022. The increase in interest and amortization of debt issuance costs is the result of an increase in the outstanding debt as a result of our fourth quarter of 2021 borrowing. See “Item 1—Note 7 (Long-term debt)” for additional details.
Income tax expense was $3.3 million for the quarter ended June 30, 2022 compared to an income tax expense of $8.1 million for the quarter ended June 30, 2021. Our effective tax rate (“ETR”) increased to 31.0% for the three months ended June 30, 2022, as compared to 27.0% for the three months ended June 30, 2021. The ETR increased as a result of a higher ratio of permanent items relative to the amount of income before taxes, principally non-deductible compensation, and a lower level of discrete tax benefits primarily due to an increase in stock forfeitures.
Other comprehensive loss, net of taxes for the three months ended June 30, 2022, was $29.7 million compared to other comprehensive income of $8.0 million for the same period in 2021, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income for available-for-sale debt securities sold. See “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods.
Adjusted operating income, representing GAAP operating income, excluding net realized gains (losses) on investment and net changes in unrealized gains (losses) of equity securities, was $22.0 million for the three months ended June 30, 2022 compared to $28.4 million for the same period in 2021.
Adjusted operating income margin, representing adjusted operating income divided by core revenue, was 7.3% for the three months ended June 30, 2022 compared to 10.2% for the same period in 2021.
Adjusted net income attributable to common stockholders, representing GAAP net income attributable to common stockholders, excluding net realized gains (losses) on investment and net changes in unrealized gains (losses) of equity securities, net of tax was $14.6 million for the three months ended June 30, 2022 compared to $20.6 million for the same period in 2021.
Diluted adjusted earnings per common share, representing adjusted net income available to common stockholders divided by weighted average diluted common shares outstanding, was $0.47 for the three months ended June 30, 2022 compared to $0.65 for the same period in 2021.

Results of Operations — Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Net income was $24.9 million for the six months ended June 30, 2022 compared to $48.3 million for the six months ended June 30, 2021. Weighted average diluted common shares outstanding for the six months ended June 30, 2022 were lower by 0.7% to 31.1 million shares from 31.3 million shares for the same period of the prior year. Diluted earnings per share for the six months ended June 30, 2022 was $0.80 compared to $1.54 in 2021. Benefiting the six months ended June 30, 2022 were increases in premiums earned, net, an increase in commission revenue, and an increase in net investment income partially offset by an increase in operating costs and expenses, and an increase in both the realized and unrealized losses and decreased revenue from policy fees and other revenue. Direct premium earned and premiums earned, net were up 9.8% and 9.3%, respectively, due to premium growth in 16 of the 19 states in which we are licensed and writing during the past 12 months as a result of rate increases implemented during 2021 and 2022, partially offset by higher costs for reinsurance flowing through to premiums earned, net. The net loss and LAE ratio was 70.6% for the six months ended June 30, 2022, compared to 62.3% for the same period in 2021 reflecting higher core net losses and an increase in excess weather events beyond those expected partially offset by lower prior years’ reserve development. As a result of the above and as further explained below, the combined ratio for the six months ended June 30, 2022 was 99.4% compared to 95.2% for the six months ended June 30, 2021. See “Overview - Trends.”
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Six Months Ended June 30,		Change
	2022	2021	$	%
REVENUES
Direct premiums written	$929,008	$838,941	$90,067	10.7%
Change in unearned premium	(85,600)	(70,761)	(14,839)	21.0%
Direct premium earned	843,408	768,180	75,228	9.8%
Ceded premium earned	(297,283)	(268,703)	(28,580)	10.6%
Premiums earned, net	546,125	499,477	46,648	9.3%
Net investment income	9,263	5,844	3,419	58.5%
Net realized gains (losses) on investments	(667)	1,038	(1,705)	NM
Net change in unrealized gains (losses) of equity securities	(12,280)	735	(13,015)	NM
Commission revenue	22,565	18,986	3,579	18.9%
Policy fees	10,719	11,962	(1,243)	(10.4)%
Other revenue	3,763	3,896	(133)	(3.4)%
Total revenues	579,488	541,938	37,550	6.9%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	385,410	311,184	74,226	23.9%
General and administrative expenses	157,588	164,289	(6,701)	(4.1)%
Total operating costs and expenses	542,998	475,473	67,525	14.2%
Interest and amortization of debt issuance costs	3,339	55	3,284	5970.9%
INCOME BEFORE INCOME TAXES	33,151	66,410	(33,259)	(50.1)%
Income tax expense	8,244	18,061	(9,817)	(54.4)%
NET INCOME	$24,907	$48,349	$(23,442)	(48.5)%
Other comprehensive income (loss), net of taxes	(72,566)	(8,914)	(63,652)	714.1%
COMPREHENSIVE INCOME (LOSS)	$(47,659)	$39,435	$(87,094)	(220.9)%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$0.80	$1.54	$(0.74)	(48.1)%
Weighted average diluted common shares outstanding	31,060	31,292	(232)	(0.7)%

NM – Not Meaningful
Direct premiums written increased by $90.1 million, or 10.7%, for the six months ended June 30, 2022, driven by premium growth within our Florida business of $80.2 million, or 11.3%, and premium growth in our other states business of $9.8 million, or 7.5%, as compared to the same period of the prior year. Rate increases approved in 2021 and 2022 for Florida and for certain other states, as discussed below, were the principal driver of higher written premiums. In total, policies in force declined 48,975, or 5.2%, from 943,593 at December 31, 2021 to 894,618 at June 30, 2022. A summary of the recent rate increases which are driving increases in written premium are as follows:

•In May 2022, the Company filed a rate increase with the FLOIR for an overall 14.9% rate increase for UPCIC on Florida personal residential homeowners’ line of business, effective June 1, 2022, for new business and November 4, 2022, for renewals. This filing was made on a “Use and File” basis.
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
•In addition, during the past year, rate increases for UPCIC were approved in Alabama, Georgia, Indiana, Minnesota, North Carolina, South Carolina, Pennsylvania and Virginia.
These rate increases are applied on new business submissions and renewals from the effective date of their renewal, and then are earned subsequently over the policy period. The recent rate increases in Florida are in response to rising claim costs driven by higher costs of material and labor associated with claims, the cost of weather events, the rising cost of catastrophe and other reinsurance protecting policyholders and, more importantly, the impact of “social inflation” on claims as claim settlements increasingly have involved inflated demands, representation, and litigation. In addition, the Insurance Entities’ policies provide for coverage limits to be adjusted at renewal based on third-party data sources that monitor factors such as changes in costs for residential building materials and labor.
During 2022, management continued efforts to prudently manage policy counts and exposures intended to slow the growth of written premiums relating to new business compared to prior years while the above rate increases are taking effect. Reduced new business writings, declines in renewal retentions in 2022 and the impact of selected policy non-renewals, has resulted in a decrease in policies in force of 48,975, or 5.2%, during 2022 from 943,593 at December 31, 2021 to 894,618 at June 30, 2022. Direct premiums written continue to increase across the majority of states in which we conduct business. As a result of our business strategy, rate changes and disciplined underwriting initiatives, we have seen a decrease in policy count, but an increase in in-force premium and total insured value in a majority of states for the past three years. In total, we wrote policies in 19 states during each of 2022 and 2021. We actively wrote policies in 19 states during 2021 and 2022. In addition, we are authorized to do business in Tennessee and Wisconsin and are proceeding with product filings in those states. At June 30, 2022, policies in force decreased 82,633 policies, or 8.5%, premium in force increased $148.0 million, or 9.1%, and total insured value increased $8.2 billion, or 2.6%, compared to June 30, 2021.
The following table provides direct premiums written for Florida and Other States for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Six Months Ended
	June 30, 2022		June 30, 2021		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$787,605	84.8%	$707,381	84.3%	$80,224	11.3%
Other states	141,403	15.2%	131,560	15.7%	9,843	7.5%
Total	$929,008	100.0%	$838,941	100.0%	$90,067	10.7%

We seek to prudently grow and generate long-term rate adequate premium in each state where we offer policies. Our diversification strategy seeks to increase business outside of Florida and to improve geographical distribution within Florida. Premium growth outside Florida is a measure monitored by management in its efforts to meet that objective.
Direct premium earned increased by $75.2 million, or 9.8%, for the six months ended June 30, 2022, reflecting the earning of premiums written over the past 12 months including the benefit of rate changes due to primary rate filings, filings to cover increased reinsurance costs as well as policy premium adjustments due to increases in insured values caused by inflation.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents premiums paid to reinsurers for this protection and is a cost which reduces net written and net earned premiums. Ceded premium earned increased $28.6 million, or 10.6%, for the six months ended June 30, 2022 as compared to the same period of the prior year. The increase in reinsurance costs reflects an increase in the value of exposures we insure; increased pricing when compared to the expired reinsurance program and differences in the structure and design of the respective programs. Reinsurance costs, as a percentage of direct premium earned, increased from 35.0% in 2021 to 35.2% in 2022. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period which typically runs from June 1st to

May 31st. See the discussion above for the Insurance Entities’ 2022-2023 reinsurance programs and “Item 1— Note 4 (Reinsurance).”
Premiums earned, net of ceded premium earned, grew by 9.3%, or $46.6 million, to $546.1 million for the six months ended June 30, 2022, reflecting an increase in direct premium earned offset by increased costs for reinsurance.
Net investment income was $9.3 million for the six months ended June 30, 2022, compared to $5.8 million for the same period in 2021, an increase of $3.4 million, or 58.5%. In the fourth quarter of 2021, we saw increases in investment yields as the Federal Reserve took action to address the market concerns of inflation and employment. As a result, liquidity generated by our portfolio from interest payments, principal repayments and new investments are being invested at higher rates, resulting in overall increased investment returns on our portfolio.
Total invested assets were $1,106.6 million as of June 30, 2022 compared to $1,093.7 million as of December 31, 2021. The increase is attributable to capital contributions from UIH, excess cash balances invested in the portfolio, receipt of interest payments partially offset by unrealized losses on available-for-sale debt securities. Unrealized losses reverse over time as debt instruments are generally held to maturity. Cash and cash equivalents were $317.0 million at June 30, 2022 compared to $250.5 million at December 31, 2021, an increase of 26.5%. This increase is largely attributable to changes in operational cash flows since year end. Cash and cash equivalents are invested short term until needed to settle loss and LAE payments, reinsurance premium payments and operating cash needs or until they are deployed by our investment advisors.
Yields from cash and cash equivalents, short-term investments and the available-for-sale debt portfolio are dependent on the composition of the portfolio, future market forces, monetary policy and interest rate policy from the Federal Reserve. During most of 2021, the Federal Reserve broadly maintained lower interest rates, which impacted the effective yields on newly purchased available-for-sale debt securities and overnight cash purchases and short-term investments. This overall trend changed in late 2021 and into 2022 as inflation worries began to impact the financial markets, including the markets’ concern over future Federal Reserve actions of rate hikes and other actions to address inflation concerns. As a result, we saw increased yields on securities purchased in late 2021 and 2022 and increased unrealized losses on our portfolio reflected after-tax in the equity section of our balance sheet as increased market yields negatively impacted the fair value of much of our available-for-sale debt securities.
We sell investments, including securities, from our investment portfolio from time to time to meet our investment objectives or take advantage of market opportunities. During the six months ended June 30, 2022, sales of available-for-sale debt securities resulted in a net realized losses of $1.2 million and sales of equity securities resulted in net realized gains of $0.5 million, generating total net realized losses of $0.7 million. During the six months ended June 30, 2021, sales of available-for-sale debt securities resulted in net realized losses of $0.5 million, sales of equity securities resulted in net realized gains of $1.1 million, and the sale of an investment real estate property resulted in a realized gain of $0.4 million, in total generating net realized gains of $1.0 million. See “Item 1—Note 3 (Investments).”
There was a $12.3 million net unrealized loss in equity securities during the six months ended June 30, 2022 compared to a $0.7 million net unrealized loss in equity securities during the six months ended June 30, 2021. Net change in unrealized gains or losses reflected on the income statement are the result of changes in the fair market value of our equity securities during the period for securities still held at the end of the reported period and the reversal of unrealized gains or losses for securities sold during the period. See “Item 1—Note 3 (Investments).”
Commission revenue is comprised principally of brokerage commissions we earn from third-party reinsurers (excluding the FHCF) on reinsurance placed for the Insurance Entities. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the six months ended June 30, 2022, commission revenue was $22.6 million, compared to $19.0 million for the six months ended June 30, 2021. The increase in commission revenue of $3.6 million, or 18.9%, for the six months ended June 30, 2022 was primarily due to increased commissions from third-party reinsurers earned on increased reinsurance premiums which is attributable to growth in our insured values as well as the difference in pricing and structure associated with our reinsurance program when compared to the prior year.
Policy fees for the six months ended June 30, 2022 were $10.7 million compared to $12.0 million for the same period in 2021. The decrease of $1.2 million, or 10.4%, was the result of a decrease in the combined total number of new and renewal policies written during the six months ended June 30, 2022 compared to the same period in 2021 in states where we are permitted to charge this fee.
Other revenue, representing revenue from policy installment fees, premium financing and other miscellaneous income, was $3.8 million for the six months ended June 30, 2022 compared to $3.9 million for the same period in 2021.
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities, was $592.4 million for the six months ended June 30, 2022 compared to $540.2 million for the same period in 2021.

The following table presents losses and LAE incurred on a direct, ceded and net basis expressed in dollars and as a percent of the respective amounts of premiums earned. These amounts are further categorized as i) core losses, ii) weather events for the current accident year and iii) prior years’ reserve development (dollars in thousands):

	Six Months Ended June 30, 2022
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$843,408		$297,283		$546,125

Loss and loss adjustment expenses:
Core losses	$376,580	44.7%	$80	—%	$376,500	69.0%
Weather events*	4,545	0.5%	—	—%	4,545	0.8%
Prior years’ reserve development	74,260	8.8%	69,895	23.5%	4,365	0.8%
Total losses and loss adjustment expenses	$455,385	54.0%	$69,975	23.5%	$385,410	70.6%

*Includes only current year weather events beyond those expected.

	Six Months Ended June 30, 2021
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$768,180		$268,703		$499,477

Loss and loss adjustment expenses:
Core losses	$304,640	39.7%	$(50)	—%	$304,690	61.0%
Weather events*	—	—	—	—	—	—
Prior years’ reserve development	208,960	27.2%	202,466	75.3%	6,494	1.3%
Total losses and loss adjustment expenses	$513,600	66.9%	$202,416	75.3%	$311,184	62.3%

*Includes only current year weather events beyond those expected.

See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.
Management looks at losses and LAE in three areas, as described below and represented in the tables above, each of which has different drivers that impact reported results. As a result, these components of losses and LAE are described separately. Overall losses and LAE, net of reinsurance recoveries, were $385.4 million resulting in a 70.6% net loss and LAE ratio for the six months ended June 30, 2022. This compares to $311.2 million resulting in a 62.3% net loss and LAE ratio for the six months ended June 30, 2021.

The Company continues to monitor and adjust its estimate of expected losses and has increased its current year loss estimates and increased estimates associated with prior years’ claims. Over the past three years, even as we have increased our estimates of prospective losses each year, we have recorded adverse claim development on prior years’ loss reserves and further strengthened current year losses during the year to address the increasing impact of Florida’s market disruptions, as well as the impact of inflation from building material costs and labor costs, have on the reserving and claim settlement process. The full extent and duration of these market disruptions and inflationary pressures are unknown and still unfolding, and we continue to monitor the impact of such disruptions on the recording and reporting of claim costs. See the discussion above for the Insurance Entities’ 2022-2023 reinsurance programs and “Item 1 - Note 4 (Reinsurance).” Also see the discussion above under “Overview—Trends.”

The factors impacting losses and LAE are as follows:

•Core losses

◦Our core losses consist of all losses and LAE for the current accident year excluding both weather events for the current year beyond those anticipated in our regular accrual process and prior years’ reserve development. Core losses were 44.7% of direct premium earned for the six months ended June 30, 2022 compared to 39.7% for the same period in 2021. During the quarter ended June 30, 2022, management increased the core loss ratio by one loss ratio point retroactive to January 1, 2022, with the cumulative impact being recorded in the quarter. This was done in response to worsening weather experience during the quarter. Management elected to address this through an increase in the current accident year loss pick rather than record specific weather events given the overall trends in recent years for weather not associated with named storms and in response to changes in estimated losses caused by deteriorating loss trends and higher repair costs as a result of material and labor inflation. The trend in core losses and LAE is increasing year over year as the claims environment in Florida continues to deteriorate and inflation continues to drive repair costs up. Also see the discussion above under “Overview—Trends.” Core losses also increase as premium volume increases year over year.

•Weather events beyond those expected

◦There were $4.5 million of weather events beyond those expected and included in the core losses during the six months ended June 30, 2022.
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

▪During the six months ended June 30, 2022, prior years’ reserve development totaled $74.3 million of direct losses and $4.4 million of net unfavorable loss development after the benefit of reinsurance.

•For hurricanes, prior years’ reserve development for the six months ended June 30, 2022 was the result of a direct increase in the ultimate losses for several hurricanes of $74.3 million offset by ceded hurricane losses of $69.9 million resulting in net unfavorable development of $4.4 million. Direct losses increased for Hurricanes Irma, Sally, Michael and Matthew. Prior year adverse development includes gross reserve development on Hurricane Irma of $49.8 million, of which $45.6 million was ceded, resulting in net development on Hurricane Irma of $4.2 million in the period. Additionally, the Company concluded a favorable commutation during the quarter, increasing ceded prior year loss payments which was offset by a provisory increase in direct prior year IBNR amount, resulting in no net effect. Hurricane Matthew direct and net losses increased $0.1 million.

•Excluding hurricanes, there was no direct and net prior years’ reserve development for the six months ended June 30, 2022.

▪For the six months ended June 30, 2021 prior years’ reserve development totaled $209.0 million of direct losses and $6.5 million of net losses after the benefit of reinsurance.

•For hurricanes, prior years’ reserve development for the six months ended June 30, 2021 was the result of a direct increase in the ultimate losses for hurricanes of $201.2 million offset by ceded hurricane losses of $202.5 million resulting in net favorable development of $1.3 million. Direct losses increased for Hurricanes Irma, Sally, Michael and Matthew. Ceded losses benefited from changes to estimated non-Florida reinsurance coverage, which has a lower attachment point. As a result of ceded losses exceeding direct losses, net loss development on prior hurricanes was favorable during the six months ended June 30, 2021.

•Excluding hurricanes, there was $7.8 million of direct and net prior years’ reserve development for the six months ended June 30, 2021. This development, from the 2019 and prior accident years, resulted from the settlement on litigated claims exceeding prior estimated amounts.

The financial benefit generated by our claims adjusting affiliate from the management of claims, including claim fees ceded by our Insurance Entities to reinsurers, was $1.9 million for the six months ended June 30, 2022, compared to $9.3 million during the six months ended June 30, 2021, driven by the recoveries from reinsurers and internal claim services. The benefit was recorded in the condensed consolidated financial statements as a reduction to losses and LAE.

General and administrative expenses were $157.6 million for the six months ended June 30, 2022, compared to $164.3 million during the same period in 2021, as follows (dollars in thousands):

	Six Months Ended
	June 30,				Change
	2022		2021		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$546,125		$499,477		$46,648	9.3%
General and administrative expenses:
Policy acquisition costs	108,823	19.9%	113,224	22.7%	(4,401)	(3.9)%
Other operating costs (1)	48,765	8.9%	51,065	10.2%	(2,300)	(4.5)%
Total general and administrative expenses	$157,588	28.8%	$164,289	32.9%	$(6,701)	(4.1)%

General and administrative expenses decreased by $6.7 million, which was the result of a decrease in policy acquisition costs of $4.4 million and other operating costs of $2.3 million. The total general and administrative expense ratio was 28.8% for the six months ended June 30, 2022 compared to 32.9% for the six months ended June 30, 2021.
•The decrease in policy acquisition costs of $4.4 million reflects a reduction in the commission rate paid to agents on the renewal of Florida policies which was reduced by 2 percentage points to 10% effective April 1, 2021. The commission rate paid to agents on the renewal of Florida policies was reduced by an additional 2 percentage points to 8% effective May 1, 2022, which will benefit future periods as the new rate structure applies prospectively. The decrease in policy acquisition costs as a percentage of premiums earned, net during the period is primarily due to the reduction in commissions paid to agents.
•The decrease in other operating costs of $2.3 million primarily reflects lower employee benefits, stock-based compensation, and performance bonus accruals. The other operating cost ratio was 8.9% for the six months ended June 30, 2022 compared to 10.2% in the six months ended June 30, 2021. This reduction reflects several factors including economies of scale as we continue to grow premium, and efficiencies gained from leveraging technology, and spending discipline.
As a result of the above, the combined ratio for the six months ended June 30, 2022 was 99.4% compared to 95.2% for the same period in 2021. The increase was the result of a decrease in the general and administrative expense ratio offset by an increase in the loss and LAE ratio as described above.
Interest and amortization of debt issuance costs increased by $3.3 million for the six months ended June 30, 2022. The increase in interest and amortization of debt issuance costs is the result of an increase in the outstanding debt as a result of our fourth quarter of 2021 borrowing. See “Item 1—Note 7 (Long-term debt)” for additional details.
Income tax expense was $8.2 million for the six months ended June 30, 2022, compared to income tax expense of $18.1 million for the six months ended June 30, 2021. Our ETR decreased to 24.9% for the six months ended June 30, 2022, as compared to 27.2% for the six months ended June 30, 2021. The ETR decreased as a result of a lower ratio of permanent items relative to the amount of income before taxes, principally non-deductible compensation, and a higher level of discrete tax benefits primarily due to an increase in the Florida corporate income tax rate enacted on January 1, 2022.
Other comprehensive loss, net of taxes for the six months ended June 30, 2022, was $72.6 million compared to other comprehensive loss of $8.9 million for the same period in 2021, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income for available-for-sale debt securities sold. See “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods.
Adjusted operating income, representing GAAP operating income, excluding net realized gains (losses) on investment and net changes in unrealized gains (losses) of equity securities, was $49.4 million for the six months ended June 30, 2022 compared to $64.7 million for the same period in 2021.
Adjusted operating income margin, representing adjusted operating income divided by core revenue, was 8.3% for the six months ended June 30, 2022 compared to 12.0% for the same period in 2021.
Adjusted net income attributable to common stockholders, representing GAAP net income attributable to common stockholders, excluding net realized gains (losses) on investment and net changes in unrealized gains (losses) of equity securities, net of tax, was $34.7 million for the six months ended June 30, 2022 compared to $47.0 million for the same period in 2021.
Diluted adjusted earnings per common share, representing adjusted net income available to common stockholders divided by weighted average diluted common shares outstanding, was $1.12 for the six months ended June 30, 2022 compared to $1.50 for the same period in 2021.

Analysis of Financial Condition—As of June 30, 2022 Compared to December 31, 2021
We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	June 30,	December 31,
Type of Investment	2022	2021
Available-for-sale debt securities	$1,021,006	$1,040,455
Equity securities	79,844	47,334
Investment real estate, net	5,798	5,891
Total	$1,106,648	$1,093,680
See “Item 1—Condensed Consolidated Statements of Cash Flows” and “Item 1—Note 3 (Investments)” for explanations on changes in investments.
Restricted cash and cash equivalents increased by $17.5 million to $20.1 million as of June 30, 2022 as a result of collateral held by a reinsurance captive arrangement with one of the Insurance Entities reported as a Variable Interest Entities (“VIE”) in the condensed consolidated financial statements. See “Item 1—Note 14 (Variable Interest Entities)” for more information.
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1st to May 31st of the following year. The increase of $349.1 million to $590.1 million as of June 30, 2022 was primarily due to additional ceded written premium of $632.4 million recorded this quarter for the estimated reinsurance costs relating to our new 2022-2023 catastrophe reinsurance program beginning June 1, 2022, less amortization of ceded written premium for the reinsurance costs earned during the period.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE and other expenses that are expected to be recovered from reinsurers. The decrease of $152.2 million to $33.3 million as of June 30, 2022 was primarily due to the collections of amounts recoverable from reinsurers relating to settled claims from hurricanes and covered by our reinsurance contracts and amounts received in connection with a commutation received by UPCIC this quarter.
Premiums receivable, net, represents amounts receivable from policyholders. The increase in premiums receivable, net of $14.4 million to $79.3 million as of June 30, 2022 relates to consumer payment behavior of our business. The amount of direct premiums written during a calendar year tends to increase just prior to the second quarter and tends to decrease approaching the fourth quarter.
Deferred policy acquisition costs (“DPAC”) increased by $2.2 million to $111.0 million as of June 30, 2022, which is consistent with the seasonal premium trends of written premium. In addition DPAC was impacted by the reduction to Florida renewal commissions implemented during 2022 and 2021 and other changes to the Company’s commission structure. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Income taxes recoverable represents the difference between estimated tax obligations and tax payments made to taxing authorities. As of June 30, 2022, the balance recoverable was $22.3 million, representing amounts due from taxing authorities at that date, compared to a balance recoverable of $16.9 million as of December 31, 2021. Income taxes recoverable as of June 30, 2022 will either be refunded or applied to future periods to offset future federal and state income tax obligations.

Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the six months ended June 30, 2022, deferred tax assets increased by $13.9 million to $30.3 million primarily due to an increase in unrealized losses on investments and an increase in unearned premiums net of prepaid reinsurance premiums. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $159.9 million to $186.3 million as of June 30, 2022. The majority of the decrease is from the settlement of losses from prior hurricanes and prior large weather events. Overall, unpaid losses and LAE decreased, as claim settlements exceeded new emerging claims. Unpaid losses and LAE are net of estimated subrogation recoveries.
Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The increase of $85.6 million from December 31, 2021 to $943.4 million as of June 30, 2022 reflects the seasonality of our business, which varies from month to month.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $32.6 million to $86.3 million as of June 30, 2022 reflects customer payment behavior and the payment behavior of mortgage escrow service providers.
We maintain a short-term cash investment strategy sweep to maximize investment returns on cash balances. There were no book overdrafts as of June 30, 2022 compared to book overdrafts totaling $26.8 million as of December 31, 2021. The decrease of $26.8 million is the result of higher cash balances available for offset as of June 30, 2022 compared to December 31, 2021. See “—Liquidity and Capital Resources” for more information.
Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers and cash advances received from reinsurers, if any. On June 1st of each year, we renew our core catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. These estimated annual costs are increased or decreased during the year based on premium adjustments or as a result of new placements during the year. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which typically runs from June 1st to May 31st. The balance increased by $449.2 million to $637.8 million as of June 30, 2022 as a result of the timing of the above items. See “—Liquidity and Capital Resources” for more information about timing of reinsurance premiums installment payments.
Other liabilities and accrued expenses increased by $5.9 million to $33.3 million as of June 30, 2022, primarily driven from an increase in other liabilities due to the timing of payments.
Capital resources, net, decreased by $63.7 million for the six months ended June 30, 2022, reflecting a net decrease in total stockholders’ equity and long-term debt. The change in stockholders’ equity was principally the result of increases coming from our 2022 net income and share-based compensation, offset by declines in the after-tax changes in the fair value of our available-for-sale debt securities, treasury share purchases and dividends to shareholders. Available-for-sale debt securities decline in fair value of $96.3 million (before tax) in the first half of 2022, caused the net unrealized loss position of $20.2 million at December 31, 2021 to increase to $116.5 million at June 30, 2022. Current market outlooks are signaling further Federal Reserve tightening which could continue to have a negative impact on the valuation of available-for-sale debt securities. See “Item 1—Condensed Consolidated Statements of Stockholders’ Equity” and “Item 1—Note 8 (Stockholders’ Equity)” for explanation of changes in treasury stock.
The reduction in debt of $0.7 million was the result of principal payments on debt during 2022. See “—Liquidity and Capital Resources” for more information.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient and we expect them to be sufficient to meet our current and long term liquidity requirements.
The balance of cash and cash equivalents, excluding restricted cash, as of June 30, 2022 was $317.0 million, compared to $250.5 million at December 31, 2021. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between June 30, 2022 and December 31, 2021. The increase in cash and cash equivalents was driven by cash flows generated from operating activities in excess of cash flows used in investing and financing activities. Our cash investment strategy at times includes cash investments where the right of offset against other bank accounts does not exist. A book overdraft occurs when aggregating the book balance of all accounts at a financial institution, for accounts which have the right of offset, and if the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Condensed Consolidated Balance Sheet to book overdraft. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st, and December 1st, and third-party reinsurance premiums are generally paid in four installments on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. See “Item 1—Note 12 (Commitments and Contingencies)” and additional discussion below under the caption “—Material Cash Requirements” for more information.
The balance of restricted cash and cash equivalents as of June 30, 2022 and December 31, 2021 represents cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business and, in 2022, restricted cash and cash equivalents also includes collateral held by a third party in a consolidated VIE, in support of the holding company’s reinsurance captive arrangement with UPCIC. The amount of collateral held was $17.5 million as of June 30, 2022. Previous years’ captive arrangements have included collateral posting by the holding company, which was either returned to the holding company before year end when there were no claims under the reinsurance protection with the VIE, or remitted to UPCIC under this arrangement in the form of VIE reinsurance settlements with UPCIC. See “Item 1—Note 14 (Variable Interest Entities)” for more information.

Liquidity is required at the holding company for us to cover the payment of holding company general operating expenses and contingencies, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of our tax obligations to taxing authorities, settlement of taxes between subsidiaries in accordance with our tax sharing agreement, capital contributions to subsidiaries or surplus note contributions to the Insurance Entities, if needed, and interest and principal payments on outstanding debt obligations of the holding company. Effective in 2021 for UPCIC and 2022 for APPCIC, the holding company has put in place an ongoing surplus note arrangement with the Insurance Entities, which has been approved by the Florida Office of Insurance Regulation as the Insurance Entities’ domestic regulator. Surplus notes are unsecured debt issued by the Insurance Entities that is subordinated to all claims by policyholders and creditors, with interest and principal payments on the surplus notes to the holding company being made only upon the FLOIR’s express approval. Surplus notes are considered bonds in function and payout structure, but are accounted for as equity in the statutory reporting of the Insurance Entities. The holding company has outstanding with the Insurance Entities $134.0 million in surplus notes. Under the arrangement, interest accrues at a variable rate (currently 8.27%) on the outstanding surplus note balances and, if approved by the FLOIR is payable annually to the holding company. In 2022, UPCIC received approval from its Florida regulator to permit UPCIC to pay interest accruing from surplus notes outstanding during 2021. The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. New regulations or changes to existing regulations imposed on the Company and its affiliates may also impact the amount and timing of future dividend payments to the parent. Principal sources of liquidity for the holding company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions earned on reinsurance contracts placed by our wholly-owned subsidiary, Blue Atlantic Reinsurance Corporation, and policy fees. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income from those investments. As discussed in “Item 1—Note 5 (Insurance Operations),” there are limitations on the dividends the Insurance Entities may pay to their immediate parent company, Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida).

The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 1—Note 5 (Insurance Operations).” Dividends from the Insurance Entities can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by the Insurance Entities to PSI without prior approval (an “ordinary dividend”) is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the six months ended June 30, 2022 and the year ended December 31, 2021, the Insurance Entities did not pay dividends to PSI. As of June 30, 2022, the Insurance Entities did not have the capacity to pay ordinary dividends.

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
Our insurance operations provide liquidity as premiums are generally received months or even years before potential losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale. The average credit rating on our available-for-sale securities was A+ as of June 30, 2022 and December 31, 2021. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party, nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of our available-for-sale securities was 4.4 years at June 30, 2022 compared to 4.4 years at December 31, 2021. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments.
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

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio for the periods presented (dollars in thousands):

	As of
	June 30,	December 31,
	2022	2021
Stockholders’ equity	$366,551	$429,702
Total long-term debt	103,161	103,676
Total capital resources	$469,712	$533,378

Debt-to-total capital ratio	22.0%	19.4%
Debt-to-equity ratio	28.1%	24.1%
The debt-to-total capital ratio is total long-term debt divided by total capital resources, whereas the debt-to-equity ratio is total long-term debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.
Adjusted common stockholders’ equity, representing GAAP common stockholders' equity, excluding accumulated other comprehensive income (loss), was $454.6 million as of June 30, 2022, $486.3 million as of June 30, 2021 and $445.2 million as of December 31, 2021.
Adjusted book value per share common share, representing adjusted common stockholders’ equity divided by outstanding common shares at the end of the reporting period, was $14.80 as of June 30, 2022, $15.55 as of June 30, 2021 and $14.26 as of December 31, 2021.
Adjusted return on common equity representing actual or annualized adjusted net income attributable to common stockholders divided by average adjusted common stockholders' equity, with the denominator excluding current period income statement net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities, net of tax, was 15.3% as of June 30, 2022, 20.2% as of June 30, 2021 and 4.3% as of December 31, 2021.
As described in our Annual Report on Form 10-K for the year ended December 31, 2021, UPCIC entered into a surplus note with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program on November 9, 2006. The surplus note has a twenty-year term, with quarterly payments of principal and interest that accrue per the terms of the note agreement. At June 30, 2022, UPCIC was in compliance with the terms of the surplus note. Total adjusted capital and surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.

As discussed in “Item 1—Note 7 (Long-term Debt),” we entered into a credit agreement and related revolving loan with JPMorgan Chase Bank, N.A. in August 2021 which makes available an unsecured revolving credit facility with an aggregate commitment not to exceed $35.0 million. Borrowings under the Revolving Loan mature 364 days after the date of the loan. The Revolving Loan contains customary financial covenants. As of June 30, 2022, the Company was in compliance with all applicable covenants, including financial covenants. We had not drawn any amounts under the Revolving Loan as of June 30, 2022. The revolving credit facility with JP Morgan Chase Bank, N.A. is subject to annual renewals each August.

In November 2021, we completed a private placement offering through which we issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”) to certain institutional accredited investors and qualified institutional buyers. The Notes mature on November 26, 2026, at which time the entire $100 million of principal is due and payable. At any time on or after November 23, 2023, the Company may redeem all or part of the Notes. See “Item 1—Note 7 (Long-term debt)” for additional details. As of June 30, 2022, we were in compliance with all applicable covenants, including financial covenants of this note agreement.

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

Impact of the COVID-19 Pandemic
The impact of the COVID-19 pandemic on the economy and credit markets remains a key risk as the United States and the world continues to navigate its consequences and the efforts taken by governments to address financial recovery and economic stability. We remain in regular contact with our advisors to monitor the credit quality of the issuers of the securities in our portfolio and discuss appropriate responses to credit downgrades or changes in companies’ credit outlook. We believe these measures, when combined with the inherent liquidity generated by our business model and in our investment portfolio, will allow us to continue to meet our short- and long-term obligations.

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
During the six months ended June 30, 2022, we repurchased an aggregate of 603,080 shares of our common stock in the open market at an aggregate purchase price of $7.4 million. Also, see “Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended June 30, 2022.
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
Cash Dividends
The following table summarizes the dividends declared by the Company in 2022:

2022	Dividend Declared Date	Shareholders Record Date	Dividend Payable Date	Cash Dividend Per Common Share Amount
First Quarter	February 10, 2022	March 10, 2022	March 17, 2022	$0.16
Second Quarter	April 20, 2022	May 13, 2022	May 20, 2022	$0.16

MATERIAL CASH REQUIREMENTS
The following table represents our material cash requirements for which cash flows are fixed or determinable as of June 30, 2022 (in thousands):

	Total	Next 12 Months	Beyond 12 Months
Reinsurance payable and multi-year commitments (1)	$876,113	$703,841	$172,272
Unpaid losses and LAE, direct (2)	186,349	105,101	81,248
Long-term debt (3)	131,893	7,230	124,663
Total material cash requirements	$1,194,355	$816,172	$378,183
(1)Amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—Note 12 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through June 30, 2022. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from the Company’s reinsurance program. See “Item 1—Note 4 (Reinsurance).”
(3)Long-term debt consists of a Surplus note and 5.625% Senior unsecured notes. See “Item 1—Note 7 (Long-term debt).”

IMPACT OF INFLATION AND CHANGING PRICES
The financial statements and related data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Our primary assets are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of the general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the cost of paying losses and LAE.
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

NON-GAAP FINANCIAL MEASURES

Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures presented in accordance with GAAP. For more information regarding our key performance indicators, please refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Performance Indicators.”
The following table presents the reconciliation of GAAP revenue (total premiums earned and other revenues) to core revenue, which is a non-GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP revenue	$292,006	$279,181	$579,488	$541,938
less: Net realized gains (losses) on investments	(725)	496	(667)	1,038
less: Net change in unrealized gains (losses) of equity securities	(8,884)	1,229	(12,280)	735
Core Revenue	$301,615	$277,456	$592,435	$540,165

The following table presents the reconciliation of GAAP income before income taxes to adjusted operating income, which is a non-GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP income before income taxes	$10,680	$30,059	$33,151	$66,410
add: Interest and amortization of debt issuance costs	1,731	35	3,339	55
GAAP operating income	12,411	30,094	36,490	66,465
less: Net realized gains (losses) on investments	(725)	496	(667)	1,038
less: Net changes in unrealized gains (losses) of equity securities	(8,884)	1,229	(12,280)	735
Adjusted operating income	$22,020	$28,369	$49,437	$64,692

The following table presents the reconciliation of operating income margin to adjusted operation income margin, which is a non-GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP operating income	$12,411	$30,094	$36,490	$66,465
GAAP revenue	292,006	279,181	579,488	541,938
GAAP operating income margin	4.3%	10.8%	6.3%	12.3%
Adjusted operating income	22,020	28,369	49,437	64,692
Core revenue	301,615	277,456	592,435	540,165
Adjusted operating income margin	7.3%	10.2%	8.3%	12.0%

The following table presents the reconciliation of GAAP net income (loss) available to common stockholders to adjusted net income available to common stockholders, which is a non-GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP net income	$7,370	$21,941	$24,907	$48,349
less: Preferred dividends	2	2	5	5
GAAP net income (loss) available to common stockholders	7,368	21,939	24,902	48,344
less: Net realized gains (losses) on investments	(725)	496	(667)	1,038
less: Net changes in unrealized gains (losses) of equity securities	(8,884)	1,229	(12,280)	735
add: Income tax effect on above adjustments	(2,329)	413	(3,138)	424
Adjusted net income available to common stockholders	$14,648	$20,627	$34,711	$46,995

Weighted average common shares outstanding - Diluted	30,883	31,310	31,060	31,292
Diluted earnings per common share	$0.24	$0.70	$0.80	$1.54
Diluted adjusted earnings per common share	$0.47	$0.65	$1.12	$1.50

The following table presents the reconciliation of GAAP stockholders’ equity to adjusted stockholders’ equity and book value per common share to adjusted book value per common share, which is a non-GAAP measure (in thousands):

	As of
	June 30,	June 30,	December 31,
	2022	2021	2021
Stockholders' equity	$366,551	$480,842	$429,702
less: Preferred equity	100	100	100
Common stockholders' equity	366,451	480,742	429,602
less: Accumulated other comprehensive income (loss)	(88,134)	(5,571)	(15,568)
Adjusted common stockholders' equity	$454,585	$486,313	$445,170

Common shares outstanding	30,716	31,269	31,221
Book value per common share	$11.93	$15.37	$13.76
Adjusted book value per common share	$14.80	$15.55	$14.26

The following table presents the reconciliation of GAAP ROCE to adjusted ROCE, which is a non-GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2022	2021	2022	2021	2021
Actual or annualized net income available to common stockholders	$29,472	$87,756	$49,804	$96,688	$20,397
Average common stockholders' equity	381,346	467,654	398,027	464,952	439,382
ROCE	7.7%	18.8%	12.5%	20.8%	4.6%
Actual or annualized adjusted net income available to common stockholders	$58,592	$82,508	$69,422	$93,990	$18,959
Actual or adjusted average common stockholders' equity*	458,292	476,567	454,782	465,392	444,775
Adjusted ROCE	12.8%	17.3%	15.3%	20.2%	4.3%

*	Adjusted average common stockholders’ equity excludes current period net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities, net of tax.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of June 30, 2022 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
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
The following tables provide information about our fixed income Financial Instruments as of June 30, 2022 compared to December 31, 2021, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	June 30, 2022
	2022	2023	2024	2025	2026	Thereafter	Other	Total
Amortized cost	$64,252	$110,864	$84,985	$159,028	$173,156	$543,661	$2,244	$1,138,190
Fair market value	$63,354	$106,596	$79,360	$144,236	$155,823	$469,826	$1,811	$1,021,006
Coupon rate	1.47%	1.87%	2.85%	2.21%	2.54%	2.81%	4.03%	2.51%
Book yield	0.82%	0.80%	1.15%	1.28%	1.67%	2.08%	3.95%	1.65%
* Years to effective maturity - 5.5 years

	December 31, 2021
	2022	2023	2024	2025	2026	Thereafter	Other	Total
Amortized cost	$30,183	$97,826	$99,528	$152,982	$180,558	$499,417	$698	$1,061,192
Fair market value	$30,163	$97,433	$98,751	$150,046	$176,711	$486,657	$694	$1,040,455
Coupon rate	1.34%	1.82%	2.23%	2.62%	2.65%	2.59%	3.53%	2.46%
Book yield	0.50%	0.71%	0.87%	1.10%	1.28%	1.70%	3.54%	1.34%
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
The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	June 30, 2022		December 31, 2021
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$22,202	27.8%	$3,683	7.8%
Mutual funds and other	57,642	72.2%	43,651	92.2%
Total equity securities	$79,844	100.0%	$47,334	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at June 30, 2022 and December 31, 2021 would have resulted in a decrease of $16.0 million and $9.5 million, respectively, in the fair value of those securities.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of June 30, 2022, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases of our common stock during the three months ended June 30, 2022:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
4/1/2022 - 4/30/2022	—	$—	—	—
5/1/2022 - 5/31/2022	182,552	$12.42	182,552	—
6/1/2022 - 6/30/2022	100,000	$12.25	100,000	801,164
Total	282,552	$12.36	282,552	801,164
(1)Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated based on a closing price at June 30, 2022 of $13.03 per share.

We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
On November 3, 2020, we announced that our Board of Directors authorized the repurchase of up to $20 million of outstanding shares of our common stock through November 3, 2022 (the “November 2022 Share Repurchase Program”). Under the November 2022 Share Repurchase Program, we repurchased 765,671 shares of our common stock from November 2020 through June 30, 2022 at an aggregate cost of approximately $9.6 million. As of June 30, 2022, we have the ability to purchase up to approximately $10.4 million of our common stock under the November 2022 Share Repurchase Program.

Item 6. Exhibits

Exhibit No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10‑K filed on February 24, 2017 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Universal Insurance Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 19, 2017 and incorporated herein by reference)

10.1	Form of Notice of Grant of Restricted Stock and Terms and Conditions of Restricted Stock Award under the 2021 Omnibus Incentive Plan †

10.2	Form of Notice of Grant of Performance Share Units and Terms and Conditions of Performance Share Units under the 2021 Omnibus Incentive Plan †

15.1	Accountants’ Acknowledgment

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101)

† Indicates management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: July 29, 2022	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer and Principal Executive Officer

Date: July 29, 2022	/s/ Gary Lloyd Ropiecki
Gary Lloyd Ropiecki, Principal Accounting Officer