Form 10-Q
period 2022-09-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2022-11-02
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,512,761 shares of common stock, par value $0.01 per share, outstanding on October 25, 2022.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida

RESULTS OF REVIEW OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of September 30, 2022 and the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and nine-month periods ended September 30, 2022 and 2021 and the related condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2022 and 2021. Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 2, 2022

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

	As of
	September 30,	December 31,
	2022	2021
ASSETS
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $724 and $489 (amortized cost: $1,150,524 and $1,061,192)	$996,783	$1,040,455
Equity securities, at fair value (cost: $102,630 and $51,151)	82,387	47,334
Investment real estate, net	5,752	5,891
Total invested assets	1,084,922	1,093,680
Cash and cash equivalents	307,435	250,508
Restricted cash and cash equivalents	2,703	2,635
Prepaid reinsurance premiums	452,230	240,993
Reinsurance recoverable	935,810	185,589
Premiums receivable, net	79,621	64,923
Property and equipment, net	52,769	53,682
Deferred policy acquisition costs	111,861	108,822
Income taxes recoverable	32,823	16,947
Deferred income tax asset, net	49,668	16,331
Other assets	17,052	22,031
Total assets	$3,126,894	$2,056,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$1,153,627	$346,216
Unearned premiums	991,596	857,769
Advance premium	78,269	53,694
Book overdraft	3,102	26,759
Reinsurance payable, net	458,865	188,662
Commission payable	21,777	22,315
Other liabilities and accrued expenses	56,053	27,348
Long-term debt, net	102,968	103,676
Total liabilities	2,866,257	1,626,439

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $0.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $0.01 par value	471	470
Authorized shares - 55,000
Issued shares - 47,116 and 47,018
Outstanding shares - 30,513 and 31,221
Treasury shares, at cost - 16,603 and 15,797	(236,915)	(227,115)
Additional paid-in capital	111,397	108,202
Accumulated other comprehensive income (loss), net of taxes	(115,665)	(15,568)
Retained earnings	501,349	563,713
Total stockholders’ equity	260,637	429,702
Total liabilities and stockholders’ equity	$3,126,894	$2,056,141

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES
Direct premiums written	$500,677	$432,984	$1,429,685	$1,271,925
Change in unearned premium	(48,227)	(22,363)	(133,827)	(93,124)
Direct premium earned	452,450	410,621	1,295,858	1,178,801
Ceded premium earned	(161,819)	(145,967)	(459,102)	(414,670)
Premiums earned, net	290,631	264,654	836,756	764,131
Net investment income	6,074	2,797	15,337	8,641
Net realized gains (losses) on investments	292	4,319	(375)	5,357
Net change in unrealized gains (losses) of equity securities	(4,150)	(3,759)	(16,430)	(3,024)
Commission revenue	12,592	11,418	35,157	30,404
Policy fees	5,272	5,859	15,991	17,821
Other revenue	2,099	1,966	5,862	5,862
Total revenues	312,810	287,254	892,298	829,192
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	330,444	187,581	715,854	498,765
General and administrative expenses	73,973	73,180	231,561	237,469
Total operating costs and expenses	404,417	260,761	947,415	736,234
Interest and amortization of debt issuance costs	1,630	29	4,969	84
INCOME (LOSS) BEFORE INCOME TAXES	(93,237)	26,464	(60,086)	92,874
Income tax expense (benefit)	(20,962)	6,281	(12,718)	24,342
NET INCOME (LOSS)	$(72,275)	$20,183	$(47,368)	$68,532
Basic earnings (loss) per common share	$(2.36)	$0.65	$(1.54)	$2.19
Weighted average common shares outstanding - Basic	30,604	31,247	30,858	31,232
Diluted earnings (loss) per common share	$(2.36)	$0.64	$(1.54)	$2.19
Weighted average common shares outstanding - Diluted	30,604	31,337	30,858	31,302
Cash dividend declared per common share	$0.16	$0.16	$0.48	$0.48

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(72,275)	$20,183	$(47,368)	$68,532
Other comprehensive income (loss), net of taxes	(27,531)	(1,827)	(100,097)	(10,741)
Comprehensive income (loss)	$(99,806)	$18,356	$(147,465)	$57,791
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (unaudited)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2021	(15,797)		47,018	10	$470	$—	$108,202	$563,713	$(15,568)	$(227,115)	$429,702
Vesting of performance share units	(9)	(1)	33	—	1	—	(1)	—	—	(104)	(104)
Vesting of restricted stock units	(6)	(1)	27	—	—	—	—	—	—	(105)	(105)
Retirement of treasury shares	15	(1)	(15)	—	—	—	(209)	—	—	209	—
Purchases of treasury stock	(320)		—	—	—	—	—	—	—	(3,879)	(3,879)
Share-based compensation	—		—	—	—	—	1,107	—	—	—	1,107
Net income (loss)	—		—	—	—	—	—	17,537	—	—	17,537
Other comprehensive loss, net of taxes	—		—	—	—	—	—	—	(42,910)	—	(42,910)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,007)	—	—	(5,007)
Balance, March 31, 2022	(16,117)		47,063	10	471	—	109,099	576,243	(58,478)	(230,994)	396,341
Grant of restricted stock awards	—		53	—	—	—	—	—	—	—	—
Purchases of treasury stock	(283)		—	—	—	—	—	—	—	(3,502)	(3,502)
Share-based compensation	—		—	—	—	—	990	—	—	—	990
Net income (loss)	—		—	—	—	—	—	7,370	—	—	7,370
Other comprehensive loss, net of taxes	—		—	—	—	—	—	—	(29,656)	—	(29,656)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,992)	—	—	(4,992)
Balance, June 30, 2022	(16,400)		47,116	10	471	—	110,089	578,621	(88,134)	(234,496)	366,551
Purchases of treasury stock	(203)		—	—	—	—	—	—	—	(2,419)	(2,419)
Share-based compensation	—		—	—	—	—	1,308	—	—	—	1,308
Net income (loss)	—		—	—	—	—	—	(72,275)	—	—	(72,275)
Other comprehensive loss, net of taxes	—		—	—	—	—	—	—	(27,531)	—	(27,531)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,997)	—	—	(4,997)
Balance, September 30, 2022	(16,603)		47,116	10	$471	$—	$111,397	$501,349	$(115,665)	$(236,915)	$260,637

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

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

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net cash provided by operating activities	$223,157	$273,980
Cash flows from investing activities:
Proceeds from sale of property and equipment	65	32
Purchases of property and equipment	(4,388)	(4,880)
Purchases of equity securities	(67,733)	(46,532)
Purchases of available-for-sale debt securities	(178,788)	(354,907)
Purchases of investment real estate, net	—	(7)
Proceeds from sales of equity securities	26,667	53,651
Proceeds from sales of available-for-sale debt securities	24,855	76,516
Proceeds from sales of investment real estate	—	2,591
Proceeds from sale of assets held for sale	—	8,856
Maturities of available-for-sale debt securities	59,291	70,095
Net cash provided by (used in) investing activities	(140,031)	(194,585)
Cash flows from financing activities:
Debt issuance costs paid	(131)	—
Preferred stock dividend	(8)	(8)
Common stock dividend	(14,880)	(15,104)
Purchase of treasury stock	(9,800)	(1,609)
Payments related to tax withholding for share-based compensation	(209)	(784)
Repayment of debt	(1,103)	(1,103)
Net cash provided by (used in) financing activities	(26,131)	(18,608)
Cash and cash equivalents and restricted cash and cash equivalents:
Net increase (decrease) during the period	56,995	60,787
Balance, beginning of period	253,143	179,871
Balance, end of period	$310,138	$240,658

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$307,435	$250,508
Restricted cash and cash equivalents (1)	2,703	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$310,138	$253,143
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
Universal Insurance Holdings, Inc. (“UVE”, and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”, and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance offered in 19 states as of September 30, 2022, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
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

3. Investments
Available-for-Sale Securities
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	September 30, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$12,602	$—	$—	$(1,004)	$11,598
Corporate bonds	781,131	(589)	42	(105,221)	675,363
Mortgage-backed and asset-backed securities	332,444	—	63	(42,774)	289,733
Municipal bonds	14,924	—	—	(2,486)	12,438
Redeemable preferred stock	9,423	(135)	—	(1,637)	7,651
Total	$1,150,524	$(724)	$105	$(153,122)	$996,783

	December 31, 2021
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$27,076	$—	$64	$(334)	$26,806
Corporate bonds	687,058	(371)	843	(13,725)	673,805
Mortgage-backed and asset-backed securities	322,844	—	194	(6,920)	316,118
Municipal bonds	14,925	(1)	—	(350)	14,574
Redeemable preferred stock	9,289	(117)	28	(48)	9,152
Total	$1,061,192	$(489)	$1,129	$(21,377)	$1,040,455

The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	September 30, 2022		December 31, 2021
Average Credit Ratings	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
AAA	$297,030	29.8%	$321,975	31.0%
AA	150,936	15.2%	139,186	13.4%
A	320,427	32.1%	339,500	32.6%
BBB	225,154	22.6%	234,358	22.5%
No Rating Available	3,236	0.3%	5,436	0.5%
Total	$996,783	100.0%	$1,040,455	100.0%

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

The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:
Agency	$159,177	$133,795	$147,992	$143,819
Non-agency	61,880	51,242	59,906	58,263
Asset-backed securities:
Auto loan receivables	66,392	63,258	67,352	66,877
Credit card receivables	657	611	4,741	4,719
Other receivables	44,338	40,827	42,853	42,440
Total	$332,444	$289,733	$322,844	$316,118
The following tables summarize available-for-sale debt securities, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	September 30, 2022
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	2	$2,720	$(113)	5	$8,878	$(891)
Corporate bonds	123	136,528	(17,249)	173	202,294	(37,753)
Mortgage-backed and asset-backed securities	116	121,753	(10,259)	96	157,818	(32,515)
Municipal bonds	3	2,299	(390)	7	10,139	(2,096)
Redeemable preferred stock	7	2,167	(427)	—	—	—
Total	251	$265,467	$(28,438)	281	$379,129	$(73,255)

	December 31, 2021
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	4	$18,913	$(111)	4	$5,016	$(223)
Corporate bonds	249	378,595	(7,468)	18	17,356	(679)
Mortgage-backed and asset-backed securities	145	274,883	(5,969)	11	23,273	(951)
Municipal bonds	5	9,811	(269)	—	—	—
Redeemable preferred stock	1	200	(1)	—	—	—
Total	404	$682,402	$(13,818)	33	$45,645	$(1,853)

Unrealized losses on available-for-sale debt securities in the above table as of September 30, 2022 have not been recognized into income as credit losses because the issuers are of high credit quality (investment grade securities), management does not intend to sell and it is likely management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

The following table presents a reconciliation of the beginning and ending balances for expected credit losses on available-for-sale debt securities (in thousands):

	Corporate Bonds	Municipal Bonds	Redeemable Preferred Stock	Total
Balance, December 31, 2020	$148	$—	$38	$186
Provision for (or reversal of) credit loss expense	223	1	79	303
Balance, December 31, 2021	371	1	117	489
Provision for (or reversal of) credit loss expense	218	(1)	18	235
Balance, September 30, 2022	$589	$—	$135	$724

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
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	September 30, 2022
	Amortized Cost	Fair Value
Due in one year or less	$67,525	$65,865
Due after one year through five years	557,115	499,715
Due after five years through ten years	496,292	408,509
Due after ten years	27,048	20,640
Perpetual maturity securities	2,544	2,054
Total	$1,150,524	$996,783

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

The following table provides certain information related to available-for-sale debt securities, equity securities and investment in real estate during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$30,929	$32,320	$84,146	$146,611
Equity securities	$8,975	$48,486	$26,667	$53,651
Gross realized gains on sale of securities:
Available-for-sale debt securities	$—	$882	$242	$1,899
Equity securities	$571	$1,315	$1,119	$2,399
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(210)	$(192)	$(1,665)	$(1,656)
Equity securities	$(69)	$—	$(71)	$—
Realized gains on sales of investment real estate (1)	$—	$—	$—	$401

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

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Available-for-sale debt securities	$4,847	$2,799	$13,791	$8,393
Equity securities	740	544	1,965	1,787
Cash and cash equivalents (1)	1,069	2	1,324	28
Other (2)	122	274	371	809
Total investment income	6,778	3,619	17,451	11,017
Less: Investment expenses (3)	(704)	(822)	(2,114)	(2,376)
Net investment income	$6,074	$2,797	$15,337	$8,641

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Equity Securities
The following table provides the unrealized gains and losses recognized for the periods presented on equity securities still held at the end of the reported period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized gains (losses) recognized during the reported period on equity securities still held at the end of the reported period	$(4,150)	$(3,418)	$(16,387)	$(2,391)

Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2022	2021
Income Producing:
Investment real estate	$7,091	$7,091
Less: Accumulated depreciation	(1,339)	(1,200)
Investment real estate, net	$5,752	$5,891
The following table provides the depreciation expense related to investment real estate for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense on investment real estate	$46	$47	$139	$139

Assets Held for Sale as of September 30, 2021
During the second quarter of 2021, the Company committed to a plan to actively market the sale of a real estate property previously included in property and equipment, net. The real estate property is located in Pompano Beach, Florida. Proceeds from the sale was expected to exceed the property’s carrying value of $0.3 million and, accordingly, no impairment loss was recognized on the classification of this real estate property as held for sale.
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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of September 30, 2022			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services, Inc.	Moody’s Investors Service, Inc.	September 30, 2022	December 31, 2021
Allianz Risk Transfer	A+	AA-	Aa3	$371,290	$—
Various Lloyd’s of London Syndicates (1)	A	A+	n/a	132,967	—
Chubb Tempest Reinsurance, Ltd.	A++	AA	Aa3	62,592	—
Florida Hurricane Catastrophe Fund (2)	n/a	n/a	n/a	61,024	136,298
DaVinci Reinsurance Ltd.	A	AA-	A3	58,290	—
Renaissance Reinsurance Ltd.	A+	A+	A1	49,773	20,051
Markel Bermuda Ltd.	A	A	A2	46,770	—
Munich Reinsurance America Inc.	A+	AA-	Aa3	19,122	—
Everest Reinsurance Co	A+	A+	A1	11,994	—
Lumen Re Ltd. (3)	A	n/a	n/a	9,283	—
Allianz Risk Transfer (Bermuda) Ltd.	—	—	—	—	44,618
Total (4)				$823,105	$200,967
(1)No rating available for Moody’s Investors Service, Inc.
(2)No rating is available because the fund is not rated.
(3)No rating available for Standard and Poor’s Rating Service, Inc. and Moody’s Investors Service, Inc.
(4)Amounts represent prepaid reinsurance premiums and net recoverables for paid and unpaid losses, including incurred but not reported reserves, and loss adjustment expenses.

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended September 30,
	2022			2021
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$500,677	$452,450	$1,269,344	$432,984	$410,621	$264,068
Ceded	(23,956)	(161,819)	(938,900)	(124)	(145,967)	(76,487)
	$476,721	$290,631	$330,444	$432,860	$264,654	$187,581

	Nine Months Ended September 30,
	2022			2021
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,429,685	$1,295,858	$1,724,729	$1,271,925	$1,178,801	$777,668
Ceded	(670,339)	(459,102)	(1,008,875)	(585,413)	(414,670)	(278,903)
Net	$759,346	$836,756	$715,854	$686,512	$764,131	$498,765

The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid reinsurance premiums	$452,230	$240,993
Reinsurance recoverable on paid losses and LAE	$6,042	$69,729
Reinsurance recoverable on unpaid losses and LAE	929,768	115,860
Reinsurance recoverable	$935,810	$185,589

5. Insurance Operations
Deferred Policy Acquisition Costs
The Company defers certain costs in connection with written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
DPAC, beginning of period	$110,983	$115,971	$108,822	$110,614
Capitalized Costs	55,552	55,054	165,983	170,996
Amortization of DPAC	(54,674)	(57,046)	(162,944)	(167,631)
DPAC, end of period	$111,861	$113,979	$111,861	$113,979
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
In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of December 31, 2021, UPCIC and APPCIC currently are not able to pay any ordinary dividends during 2022. For the nine months ended September 30, 2022 and 2021, no dividends were paid from the Insurance Entities to PSI.
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

	September 30, 2022	December 31, 2021
Statutory capital and surplus
UPCIC	$386,934	$378,750
APPCIC	$22,446	$16,104
Ten percent of total liabilities
UPCIC	$142,514	$122,292
APPCIC	$2,145	$649

As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement. The Insurance Entities also met the capitalization requirements of the other states in which they are licensed as of September 30, 2022. Annually, the Insurance Entities each are also required to adhere to prescribed premium-to-capital surplus ratios and each have met those requirements.

The following table summarizes combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Combined net income (loss)	$(67,404)	$(22,903)	$(79,479)	$(21,723)
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	September 30, 2022	December 31, 2021
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,242	$3,441

6. Liability for Unpaid Losses and Loss Adjustment Expenses
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$186,349	$278,658	$346,216	$322,465
Less: Reinsurance recoverable	(18,972)	(113,157)	(115,860)	(119,522)
Net balance at beginning of period	167,377	165,501	230,356	202,943
Incurred related to:
Current year	327,729	176,092	708,774	480,782
Prior years	2,715	11,489	7,080	17,983
Total incurred	330,444	187,581	715,854	498,765
Paid related to:
Current year	216,735	180,473	453,350	386,302
Prior years	57,227	42,841	269,001	185,638
Total paid	273,962	223,314	722,351	571,940
Net balance at end of period	223,859	129,768	223,859	129,768
Plus: Reinsurance recoverable	929,768	82,720	929,768	82,720
Balance at end of period	$1,153,627	$212,488	$1,153,627	$212,488
In late September 2022, Hurricane Ian made landfall on the Gulf Coast of Florida, continued across the state into the Atlantic Ocean and then made a second landfall in South Carolina. Current estimates for UVE’s gross ultimate loss is approximately $1 billion, well below its $3 billion reinsurance tower, with projected net exposure limited to retentions at its insurance and captive insurance entity subsidiaries. Estimated net losses and LAE exposure to the Insurance Entities, after estimated reinsurance recoveries, is $45 million. The Insurance Entities’ reinsurance recoveries include losses and LAE recoveries of $66 million from UVE’s prefunded captive insurance arrangement which is eliminated in consolidation. In total, net losses from Hurricane Ian, including losses and LAE incurred under the funded captive insurance arrangement, is currently estimated to be $111 million.

During the three months ended September 30, 2022, there was adverse prior years’ reserve development of $26.4 million gross, less $23.7 million ceded, resulting in $2.7 million net unfavorable development. The direct and net prior years’ reserve development for the quarter ended September 30, 2022 was principally due to gross reserve development on Hurricane Irma.

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

During the nine months ended September 30, 2022, there was adverse prior years’ reserve development of $100.6 million gross, less $93.5 million ceded, resulting in $7.1 million net development. The direct and net prior years’ reserve development for the nine months ended September 30, 2022 was principally due to a gross reserve development on Hurricane Irma of $76.2 million, of which $69.2 million was ceded, resulting in net development on Hurricane Irma of $7.0 million in the period. Additionally, the Company concluded a favorable commutation during the quarter, favorably increasing ceded prior year loss payments which was offset by a provisory direct prior year IBNR amount, resulting in no net effect. Hurricane Matthew direct and net losses increased $0.1 million.
During the nine months ended September 30, 2021, there was adverse prior years’ reserve development of $296.9 million gross, less $278.9 million ceded, resulting in $18.0 million net development. The direct and net prior year reserve development for the nine months ended September 30, 2021 was principally due to a direct increase in the ultimate losses for several hurricanes of $282.9 million offset by ceded hurricane losses of $278.9 million resulting in net unfavorable reserve development of $4.0 million. Direct losses increased for Hurricanes Irma, Sally, Michael and Matthew. Excluding hurricanes, there was $14.0 million of direct and net prior years’ reserve development for the nine months ended September 30, 2021. This development, primarily from the 2019 and prior accident years, resulted from the settlement on litigated claims exceeding prior estimated amounts.

7. Long-term Debt
Long-term debt consists of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2022	2021
Surplus note	$5,882	$6,985
5.625% Senior unsecured notes	100,000	100,000
Total principal amount	105,882	106,985
Less: unamortized debt issuance costs	(2,914)	(3,309)
Total long-term debt, net	$102,968	$103,676
Surplus Note
In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program. The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. Principal and interest are paid periodically pursuant to terms of the surplus note. UPCIC was in compliance with the terms of the surplus note as of September 30, 2022.
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
The Notes are senior unsecured debt obligations that bear interest at the rate of 5.625% per annum, payable semi-annually in arrears on May 30th and November 30th of each year, beginning on May 30, 2022. The Notes are subject to adjustment from time to time in the event of a downgrade or subsequent upgrade of the rating assigned to the Notes. The Notes mature on November 26, 2026 at which time the entire $100.0 million of principal is due and payable. At any time on or after November 30, 2023, the Company may redeem all or part of the Notes at redemption prices (expressed as percentages of the principal amount) equal to (i) 102.81250% for the twelve-month period beginning on November 30, 2023; (ii) 101.40625% for the twelve-month period beginning on November 30, 2024 and (iii) 100.0% at any time thereafter, plus accrued and unpaid interest up to, but not including the redemption date.
The indenture governing the Notes contains financial covenants, terms, events of default and related cure provisions that are customary in agreements used in connection with similar transactions. As of September 30, 2022, the Company was in compliance with all applicable covenants, including financial covenants.
The Notes are unsecured senior obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank equally in right of payment to the Unsecured Revolving Loan described below.
Unsecured Revolving Loan
The Company entered into a 364-day credit agreement and related revolving loan (“2021 Revolving Loan”) with JPMorgan Chase Bank, N.A. (“JPMorgan”) in August 2021. The Company and JPMorgan subsequently agreed during the term of the 2021 Revolving Loan to extend its expiration date until October 31, 2022. As discussed in “—Note 15 (Subsequent Events),” the Company renewed this agreement on October 31, 2022, increasing the credit facility to $37.5 million and modifying other terms. The October 31, 2022 Revolving Loan agreement (“2022 Revolving Loan”) makes available to the Company an unsecured revolving credit facility with an aggregate commitment not to exceed $37.5 million (previously $35.0 million) and carries an interest rate of prime rate plus a margin of 2%. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings under the 2022 Revolving Loan mature on October 30, 2023, 364 days after the inception date of the 2022 Revolving Loan. The 2022 Revolving Loan is subject to annual renewals. The 2022 Revolving Loan contains customary financial and other covenants, with which the Company is in compliance. The Company did not borrow any amount under the 2021 Revolving Loan, and as of November 2, 2022, the Company has not borrowed any amount under the 2022 Revolving Loan.

Interest Expense
The following table provides interest expense related to long-term debt during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest Expense:
Surplus note	$49	$29	$115	$84
5.625% Senior unsecured notes	1,406	—	4,328	—
Non-cash expense (1)	175	—	526	—
Total	$1,630	$29	$4,969	$84
(1) Represents amortization of debt issuance costs.

8. Stockholders’ Equity

From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares			Average
			Repurchased During the		Aggregate	Price Per
		Dollar Amount	Nine Months Ended September 30,		Purchase	Share
Date Authorized	Expiration Date	Authorized	2022	2021	Price	Repurchased	Plan Completed
November 3, 2020	November 3, 2022	$20,000	806,324	—	$9,800	$12.15
November 3, 2020	November 3, 2022	$20,000	—	116,886	$1,609	$13.77
See the “Condensed Consolidated Statements of Stockholders’ Equity” for a roll-forward of treasury shares.

9. Income Taxes
During the three months ended September 30, 2022, the Company recorded approximately $21.0 million of income tax benefit compared to $6.3 million of income tax expense for the three months ended September 30, 2021. The effective tax rate (“ETR”) for the three months ended September 30, 2022 was 22.5% compared to a 23.7% ETR for the same period in 2021.

During the nine months ended September 30, 2022, the Company recorded approximately $12.7 million of income tax benefit compared to $24.3 million of income tax expense for the nine months ended September 30, 2021. The ETR for the nine months ended September 30, 2022 as well as the estimated annual ETR was 21.2%. The ETR for the nine months ended September 30, 2021 was 26.2%.

In calculating these rates, the Company considered a variety of factors including the forecasted full year pre-tax results, the federal tax rate, expected non-deductible expenses, estimated state income taxes and the allocation of income to state taxing authorities. As discussed in “—Note 14 (Variable Interest Entities)”, the results of the VIE can materially impact the state tax apportionment based on the materiality of results in the VIE compared to results in states subject to taxation. As a result of Hurricane Ian, the state tax benefit was reduced in the third quarter of 2022 due to the VIE’s absence of a state tax deduction. The annual effective tax rate can fluctuate throughout the year as estimates used in the tax provision for each quarter are updated as more relevant information becomes available. The Company’s final ETR for the full year will be dependent on the level of pre-tax income, discrete items, the apportionment of taxable income among state and other tax jurisdictions and the extent of non-deductible expenses in relation to pre-tax income.
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
The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. As of September 30, 2022, the Company’s 2018 through 2020 tax years are still subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdictions.

10. Earnings Per Share
Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from exercises of stock options, vesting of performance share units, vesting of restricted stock, vesting of restricted stock units, and conversion of preferred stock. In loss periods, stock options, vesting of performance share units, vesting of restricted stock, vesting of restricted stock units, and conversion of preferred stock are excluded from the calculation of diluted loss per share, as the inclusion of stock options, vesting of performance share units, vesting of restricted stock, vesting of restricted stock units, and conversion of preferred stock would have an anti-dilutive effect. There is no difference between basic and diluted income or loss per share.
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted EPS computations for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator for EPS:
Net income (loss)	$(72,275)	$20,183	$(47,368)	$68,532
Less: Preferred stock dividends	(3)	(3)	(8)	(8)
Income (loss) available to common stockholders	$(72,278)	$20,180	$(47,376)	$68,524
Denominator for EPS:
Weighted average common shares outstanding	30,604	31,247	30,858	31,232
Plus: Assumed conversion of share-based compensation (1)	—	65	—	45
Assumed conversion of preferred stock	—	25	—	25
Weighted average diluted common shares outstanding	30,604	31,337	30,858	31,302
Basic earnings (loss) per common share	$(2.36)	$0.65	$(1.54)	$2.19
Diluted earnings (loss) per common share	$(2.36)	$0.64	$(1.54)	$2.19

(1)	Represents the dilutive effect of unexercised stock options, unvested performance share units, unvested restricted stock units and unvested restricted stock.

11. Other Comprehensive Income (Loss)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended September 30,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(36,715)	$(9,026)	$(27,689)	$(1,635)	$(334)	$(1,301)
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	210	52	158	(690)	(164)	(526)
Other comprehensive income (loss)	$(36,505)	$(8,974)	$(27,531)	$(2,325)	$(498)	$(1,827)

	Nine Months Ended September 30,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(134,148)	$(32,978)	$(101,170)	$(13,796)	$(3,241)	$(10,555)
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	1,423	350	1,073	(243)	(57)	(186)
Other comprehensive income (loss)	$(132,725)	$(32,628)	$(100,097)	$(14,039)	$(3,298)	$(10,741)

The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized gains (losses) on available-for-sale debt securities
	$(210)	$690	$(1,423)	$243	Net realized gains (losses) on sale of securities
	52	(164)	350	(57)	Income taxes
Total reclassification for the period	$(158)	$526	$(1,073)	$186	Net of tax

12. Commitments and Contingencies
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The Company’s reinsurance commitments generally run from June 1st of the current year to May 31st of the following year. Certain of the Company’s reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1st to May 31st contract period are recorded as “Reinsurance Payable, net” in the Condensed Consolidated Balance Sheet. Effective March 26, 2021, UPCIC entered into a three-year reinsurance agreement with Cosaint Re Pte. Ltd., a reinsurance entity incorporated in Singapore that correspondingly issued notes in a Rule 144A offering to raise proceeds to collateralize its obligations under the reinsurance agreement. Amounts payable for coverage for the second year of the reinsurance agreement with Cosaint Re Pte. Ltd. are also recorded as “Reinsurance Payable, net.” Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $105.6 million in 2023, (2) $157.5 million in 2024, and (3) $66.3 million in 2025.
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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	September 30, 2022
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$11,598	$—	$11,598
Corporate bonds	—	675,363	—	675,363
Mortgage-backed and asset-backed securities	—	289,733	—	289,733
Municipal bonds	—	12,438	—	12,438
Redeemable preferred stock	—	7,651	—	7,651
Equity Securities:
Common stock	19,746	—	—	19,746
Mutual funds	62,641	—	—	62,641
Total assets accounted for at fair value	$82,387	$996,783	$—	$1,079,170

	Fair Value Measurements
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$26,806	$—	$26,806
Corporate bonds	—	673,805	—	673,805
Mortgage-backed and asset-backed securities	—	316,118	—	316,118
Municipal bonds	—	14,574	—	14,574
Redeemable preferred stock	—	9,152	—	9,152
Equity Securities:
Common stock	3,683	—	—	3,683
Mutual funds	43,651	—	—	43,651
Total assets accounted for at fair value	$47,334	$1,040,455	$—	$1,087,789
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
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities (debt):
Surplus note (1)	$5,882	$5,516	$6,985	$6,723
5.625% Senior unsecured notes (2)	100,000	99,042	100,000	99,464
Total debt	$105,882	$104,558	$106,985	$106,187

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

14. Variable Interest Entities

The Company entered into a reinsurance arrangement effective June 1, 2022 with its existing captive reinsurance arrangement which uses Isosceles Insurance Ltd., a Bermuda licensed insurance company, through the establishment of a Bermuda separate account named “Separate Account UVE-01”, which is a VIE in the normal course of business and consolidated as a VIE since the Company is the primary beneficiary. The VIE files a federal tax return however the VIE is domiciled in Bermuda and therefore is not subject to state income taxes. See “—Note 9 (Income Taxes).”

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

On June 1, 2022, the VIE entered into a new reinsurance arrangement with UPCIC and on September 28, 2022 Hurricane Ian made landfall on the Gulf Coast of Florida triggering a full policy limit loss, totaling $66 million, issued by the VIE to UPCIC. Amounts due under this policy were fully paid in September 2022 to UPCIC.
The following table presents, on a consolidated basis, the balance sheet classification and exposure of restricted cash held in a reinsurance trust account, which can be used only to settle specific reinsurance obligations of the VIE as of the dates presented.

	September 30, 2022	December 31, 2021
Restricted cash and cash equivalents	$67	$—

15. Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of September 30, 2022 except as disclosed below.

Unsecured Revolving Loan

On October 31, 2022, the Company entered into a 364-day credit agreement and related revolving loan (“2022 Revolving Loan”) with JPMorgan Chase Bank, N.A. replacing a similar agreement which expired on October 31, 2022 (“2021 Revolving Loan”). The 2022 Revolving Loan makes available to the Company an unsecured revolving credit facility with an aggregate commitment not to exceed $37.5 million (previously $35.0 million) and carries an interest rate of prime rate plus a margin of 2%. the Company must pay an annual fee of 0.50% of the unused portion of the commitment. Borrowings under the 2022 Revolving Loan mature on October 30, 2023, 364 days after the inception date of the 2022 Revolving Loan. The 2022 Revolving Loan is subject to annual renewals and contains customary financial and other covenants, with which the Company remains in compliance. The Company did not borrow under the 2021 Revolving Loan, and as of November 2, 2022, the Company has not borrowed any amount under the new 2022 Revolving Loan. See ”—Note 7 ( Long-Term Debt).”

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
Additionally, we have taken steps to implement claim settlement rules associated with the Florida legislation passed in 2019 designed to reduce the negative effects of claims involving assignments of benefits (“AOB”). See “Part I— Item 1—Business—Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2021. An AOB is a document signed by a policyholder that allows a third party to be paid for services performed for an insured homeowner who would normally be reimbursed by the insurance company directly after making a claim. Prior to the AOB reform legislation, the Company experienced an increase in AOB-related litigation initiated by vendors, in many cases unbeknownst to policyholders. Claims paid under an AOB often involve unnecessary litigation, with the Company required to pay both its own defense costs and those of the plaintiff, and, as a result, cost the Company significantly more than claims settled when an AOB is not involved. In 2019, the Florida legislature passed legislation designed to increase consumer protections against AOB abuses and reduce AOB-related litigation. The legislature added to these AOB-related reforms in the recently concluded 2022 special legislative session, during which it passed a new law precluding policyholders’ assignments of attorneys’ fees. Prior to the recent 2022 law change, the overall impact of the deterioration in claims-related tactics and behaviors, including other first-party litigation, continued to outpace benefits arising from the 2019 AOB reform legislation. Following the recent 2022 special legislative session, the Company intends to adopt procedures reflecting the new AOB law and monitor its effects. Due to the recent enactment of this law, its impact might not be fully know for some time.
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

Summary of Rate Increases and Cost of Living Adjustments
Below is a summary of recent rate changes and cost of living adjustments that are in the process of being implemented and earned as policies renew and new business is written and earned under these new rates and insured values:
•Annual primary rate changes
▪The following rate changes have been or are in the process of being implemented:

◦In May 2022, the Company filed a rate increase with the FLOIR for an overall 14.9% rate increase for UPCIC on Florida personal residential homeowners’ line of business which became effective June 1, 2022, for new business and November 4, 2022, for renewals.

◦In September 2021, the FLOIR approved an overall 14.9% rate increase for UPCIC on Florida personal residential homeowners’ line of business, effective September 2021 for new business and November 2021 for renewals.

◦In December 2020, the FLOIR approved an overall 7.0% rate increase for UPCIC on Florida personal residential dwelling lines of business, effective December 2020 for new business and March 2021 for renewals.

◦In May 2020, the FLOIR approved an overall 12.4% rate increase for UPCIC on Florida personal residential homeowners’ line of business, effective May 2020 for new business and July 2020 for renewals.

◦In addition, during the past year, rate increases for UPCIC were approved in Alabama, Georgia, Indiana, Minnesota, North Carolina, South Carolina, Pennsylvania and Virginia.
•Annual reinsurance rate increases

▪The following rate changes have been or are in the process of being implemented:

◦In December 2021, the FLOIR approved an overall 3.9% rate increase for UPCIC on Florida personal residential homeowners’ line of business, effective January 2022 for new business and March 2022 for renewals.

◦In December 2020, the FLOIR approved an overall 7.0% rate increase for UPCIC on Florida personal residential homeowners’ line of business, effective December 2020 for new business and March 2021 for renewals.

•Inflationary coverage adjustments

▪The following historical Inflation adjustments (“Inflation Guard”) have been or are in the process of being implemented. These are adjustments to policy coverage amounts designed to facilitate the polices’ adherence to insurance-to-value requirements. The coverage adjustments provide a degree of protection insureds have against inflationary pressures while also resulting in additional premium to the Company to cover the increased claim costs driven by inflation factors.

◦July 1, 2022 was 1.119 (11.9% average increase)

◦July 1, 2021 was 1.189 (18.9% average increase)

◦July 1, 2020 was 1.054 (5.4% average increase)

◦July 1, 2019 was 1.028 (2.8% average increase)
Impact of COVID-19
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
In addition to our key performance indicators and other financial measures presented in accordance with United States Generally Accepted Accounting Principles (“GAAP”), management also uses certain non-GAAP financial measures to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that non-GAAP financial measures, which may be defined differently by other companies, help to explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The non-GAAP measures should not be viewed as a substitute for those determined in accordance with GAAP. The calculation of these key financial measures including the reconciliation of non-GAAP measures to the nearest GAAP measure are found below under ― “Non-GAAP Financial Measures.”
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
Adjusted net income (loss) attributable to common stockholders ― is a non-GAAP measure, that is calculated by GAAP net income (loss) attributable to common stockholders, excluding net realized gains (losses) on investment and net changes in unrealized gains (losses) of equity securities, net of tax. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods, by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
Adjusted operating income (loss) ― is a non-GAAP measure, that is computed by GAAP operating income (loss), excluding net realized gains (losses) on investment and net changes in unrealized gains (losses) of equity securities. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods, by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
Adjusted operating income (loss) margin ― is a non-GAAP measure, which is computed by adjusted operating income (loss) divided by core revenue. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods, by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
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

Core revenue ― is a non-GAAP measure, that is calculated by total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities. Management believes this metric is meaningful, as it allows investors to evaluate underlying revenue trends and enhances comparability across periods, by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
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
•All States first event tower extends to $3.012 billion with no co-participation in any of the layers, no limitation on loss adjustment expenses for the non-catastrophe bond Cosaint Re Pte. Ltd. traditional reinsurance and no accelerated deposit premiums.
•Assuming a first event completely exhausts the $3.012 billion tower, the second event exhaustion point would be $1.183 billion.
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
•For the FHCF Reimbursement Contracts effective June 1, 2022, UPCIC has continued the election of the 90% coverage level. We estimate the total mandatory FHCF layer will provide approximately $1.679 billion of coverage for UPCIC, which inures to the benefit of the open market coverage secured from private reinsurers and Cosaint Re Pte. Ltd.
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
•All States first event tower of $50.5 million with no co-participation in any of the layers, no limitation on loss adjustment expenses and no accelerated deposit premiums.
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
•For the FHCF Reimbursement Contracts effective June 1, 2022, APPCIC has continued the election of the 90% coverage level. We estimate the total mandatory FHCF layer will provide approximately $24.2 million of coverage for APPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.

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

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
Highlights for the quarter ended September 30, 2022
•In late September 2022, Hurricane Ian made landfall on the Gulf Coast of Florida, continued across the state into the Atlantic Ocean, and then made a second landfall in South Carolina. Current estimates for UVE’s gross ultimate loss is approximately $1 billion, well below its $3 billion reinsurance tower, with projected net exposure limited to retentions at its insurance and captive insurance entity subsidiaries. Estimated net losses and LAE exposure to the Insurance Entities, after estimated reinsurance recoveries, is $45 million. The Insurance Entities’ reinsurance recoveries include losses and LAE recoveries of $66 million from UVE’s prefunded captive insurance arrangement which is eliminated in consolidation. In total, net losses from Hurricane Ian, including losses and LAE incurred under the funded captive insurance arrangement, is currently estimated to be $111 million. In addition to net retention losses, Hurricane Ian triggered reinstatement premiums and related reinsurance brokerage commissions as well as revenues generated by our claims adjusting affiliate, as discussed further in Results of Operations.
•Previously approved rate filings and inflation adjustments to policy insured values are increasing written and earned premium as the new rates and property insured values take effect on policy renewals and new business, and earn prospectively over the policy period.
•Management is continuing its efforts to prudently manage new business risk selection, improve risk exposure diversification and moderate new business growth rates, compared to prior years, while rate increases are taking effect to improve profitability. Renewal retention rates have declined year over year as consumers react to higher renewal premiums. As a result, the number of total policies in force is decreasing.
•Net investment income increased as market interest rates rise; however, rising interest rates have lowered the market value of our investments, resulting in unrealized losses.
•Losses and LAE, net were higher this quarter compared to the same period last year primarily due to Hurricane Ian, and a higher level of estimated losses and LAE for the current accident year as a result of emerging loss trends which have increased, including higher claim inflation costs in Florida and in our other markets.
•Other operating expense and acquisition cost management efforts have lowered the expense ratio. In April 2021, the commission rate on policy renewals was reduced 2 percentage points and further reduced on May 1, 2022 by another 2 percentage points, in response to premium rate increases during the past year. The benefit of lower commission rates are realized over the next year as policies renew under the lower commission rate structure.
•The Company continued to return shareholder value with quarterly dividends and modest share repurchases.

Third quarter of fiscal 2022 results of operations comparisons are to third quarter of fiscal 2021 (unless otherwise specified).
Results of Operations — Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Net loss for the three months ended September 30, 2022, was $72.3 million due primarily to the impact from Hurricane Ian compared to net income of $20.2 million for the same period in 2021. Benefiting the quarter were increases in premiums earned, net, an increase in net investment income and an increase in commission revenue, offset by a decrease in realized gains, a decrease in policy fees, an increase in unrealized losses and an increase in operating costs and expenses. Direct premium earned and premiums earned, net were up 10.2% and 9.8%, respectively, due to premium growth in the majority of states in which we are licensed and writing during the past 12 months mostly as a result of rate increases implemented during 2021 and 2022. The net loss and LAE ratio was 113.7% for the three months ended September 30, 2022, compared to 70.9% for the same period in 2021 reflecting the impact of Hurricane Ian and higher core losses partially offset by lower prior years’ reserve development. As a result of the above and further explained below, the combined ratio for the three months ended September 30, 2022 was 139.2% compared to 98.5% for the three months ended September 30, 2021. Also see the discussion above under “Overview—Trends.”
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Three Months Ended September 30,		Change
	2022	2021	$	%
REVENUES
Direct premiums written	$500,677	$432,984	$67,693	15.6%
Change in unearned premium	(48,227)	(22,363)	(25,864)	115.7%
Direct premium earned	452,450	410,621	41,829	10.2%
Ceded premium earned	(161,819)	(145,967)	(15,852)	10.9%
Premiums earned, net	290,631	264,654	25,977	9.8%
Net investment income	6,074	2,797	3,277	117.2%
Net realized gains (losses) on investments	292	4,319	(4,027)	(93.2)%
Net change in unrealized gains (losses) of equity securities	(4,150)	(3,759)	(391)	10.4%
Commission revenue	12,592	11,418	1,174	10.3%
Policy fees	5,272	5,859	(587)	(10.0)%
Other revenue	2,099	1,966	133	6.8%
Total revenues	312,810	287,254	25,556	8.9%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	330,444	187,581	142,863	76.2%
General and administrative expenses	73,973	73,180	793	1.1%
Total operating costs and expenses	404,417	260,761	143,656	55.1%
Interest and amortization of debt issuance costs	1,630	29	1,601	5,520.7%
INCOME (LOSS) BEFORE INCOME TAXES	(93,237)	26,464	(119,701)	NM
Income tax expense (benefit)	(20,962)	6,281	(27,243)	NM
NET INCOME (LOSS)	$(72,275)	$20,183	$(92,458)	NM
Other comprehensive income (loss), net of taxes	(27,531)	(1,827)	(25,704)	NM
COMPREHENSIVE INCOME (LOSS)	$(99,806)	$18,356	$(118,162)	NM
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$(2.36)	$0.64	$(3.00)	NM
Weighted average diluted common shares outstanding	30,604	31,337	(733)	(2.3)%

NM – Not Meaningful
Direct premiums written increased by $67.7 million, or 15.6%, for the quarter ended September 30, 2022, driven by premium growth within our Florida business of $57.8 million, or 16.3%, and premium growth in our other states’ business of $9.9 million, or 12.7%, as compared to the same period of the prior year. Rate increases approved in 2021 and 2022 for Florida and for certain other states, were the principal driver of higher written premiums. In total policies in force declined 70,667, or 7.5%, from

943,593 at December 31, 2021 to 872,926 at September 30, 2022. A summary of the recent rate increases which are driving increases in written premium are discussed above under “Overview—Trends.”
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
During 2022, management continued efforts to prudently manage policy counts and exposures intended to slow the growth of exposures relating to new business compared to prior years while the above rate increases are taking effect. Reduced new business writings, declines in renewal retentions during 2022 and the impact of selected policy non-renewals, have resulted in a decrease in policies in force during the quarter of 21,692, or 2.4%, from 894,618 at June 30, 2022 to 872,926 at September 30, 2022. Direct premiums written continue to increase across the majority of states in which we conduct business. As a result of our business strategy, policy premium rate increases, lower renewal retention, fewer new business policies written and disciplined underwriting initiatives, we have seen a decrease in policy count, but an increase in in-force premium and total insured value in a majority of states for the past three years. In total, we wrote policies in 19 states during both of the third quarters of 2022 and 2021. In addition, we are authorized to do business in Tennessee and Wisconsin and are proceeding with product filings in those states. At September 30, 2022, policies in force decreased 94,895 policies, or 9.8%; premium in force increased $183.5 million, or 11.1%; and total insured value increased $5.3 billion, or 1.7%, compared to September 30, 2021.
The following table provides direct premiums written for Florida and Other States for the three months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended
	September 30, 2022		September 30, 2021		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$412,588	82.4%	$354,799	81.9%	$57,789	16.3%
Other states	88,089	17.6%	78,185	18.1%	9,904	12.7%
Total	$500,677	100.0%	$432,984	100.0%	$67,693	15.6%

We seek to prudently grow and generate long-term rate adequate premium in each state where we offer policies. Our diversification strategy seeks to increase business outside of Florida and to improve geographical distribution within Florida. Premium growth outside Florida is a measure monitored by management in its efforts to meet that objective.
Direct premium earned increased by $41.8 million, or 10.2%, for the quarter ended September 30, 2022, reflecting the earning of premiums written over the past 12 months including the benefit of rate changes due to primary rate filings, filings to cover increased reinsurance costs as well as policy premium adjustments due to increases in insured values caused by inflation.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents premiums paid to reinsurers for this protection and is a cost which reduces net written and net earned premiums. Hurricane Ian triggered reinstatement premiums, increasing ceded premiums written by $24.6 million which will be earned prospectively effective September 28, 2022 to May 31, 2023, increasing ceded premiums earned for the quarter by $307 thousand. In total, ceded premiums earned increased $15.9 million, or 10.9%, for the quarter ended September 30, 2022, as compared to the same period of the prior year. The increase in reinsurance costs reflects an increase in the value of exposures we insure; increased pricing when compared to the expired reinsurance program; and differences in the structure and design of the respective programs. Reinsurance costs, as a percentage of direct premium earned, increased from 35.5% for the three months ended September 30, 2021 to 35.8% for the three months ended September 30, 2022. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period which typically runs from June 1st to May 31st. See the discussion above for the Insurance Entities’ 2022-2023 reinsurance programs and “Item 1—Note 4 (Reinsurance).”
Premiums earned, net of ceded premium earned, grew by 9.8%, or $26.0 million, to $290.6 million for the three months ended September 30, 2022, reflecting an increase in direct premium earned partially offset by increased costs for reinsurance.
Net investment income was $6.1 million for the three months ended September 30, 2022, compared to $2.8 million for the same period in 2021, an increase of $3.3 million, or 117.2%. In the fourth quarter of 2021, we saw increases in investment yields as the Federal Reserve took action to address the market concerns of inflation and employment. As a result, liquidity generated by our portfolio from interest payments, principal repayments and new investments are being invested at higher rates, resulting in overall increased investment returns on our portfolio.

Total invested assets were $1.08 billion as of September 30, 2022 compared to $1.09 billion as of December 31, 2021. The decrease is attributable to increases in unrealized losses. Unrealized losses reverse over time as debt instruments are generally held to maturity. Cash and cash equivalents were $307.4 million at September 30, 2022 compared to $250.5 million at December 31, 2021, an increase of 22.7%. This increase is largely attributable to cash calls to reinsurers to support Hurricane Ian claim settlement liquidity and changes in operational cash flows since year end. Cash and cash equivalents are invested short term until needed to settle loss and LAE payments, reinsurance premium payments and operating cash needs or until they are deployed by our investment advisors.
Yields from cash and cash equivalents, short-term investments and the available-for-sale debt portfolio are dependent on the composition of the portfolio, future market forces, monetary policy and interest rate policy from the Federal Reserve. During most of 2021, the Federal Reserve broadly maintained lower interest rates, which impacted the effective yields on newly purchased available-for-sale debt securities and overnight cash purchases and short-term investments. This overall trend changed in late 2021 and into 2022 as inflation worries began to impact the financial markets, including the markets’ concern over future Federal Reserve actions of rate hikes and other actions to address inflation concerns. As a result, we saw increased yields on securities purchased in late 2021 and 2022 and increased unrealized losses on our portfolio, reflected after-tax in the equity section of our balance sheet as increased market yields negatively impacted the fair value on much of our available-for-sale debt securities.
Although we generally hold the vast majority of debt securities to maturity, we sell investments, including securities, from our investment portfolio from time to time to meet our investment objectives or take advantage of market opportunities. During the three months ended September 30, 2022, sales of available-for-sale debt securities resulted in net realized losses of $0.2 million and sales of equity securities resulted in net realized gains of $0.5 million, generating total net realized gains of $0.3 million during the third quarter of 2022. During the three months ended September 30, 2021, sales of available-for-sale debt securities resulted in net realized gain of $0.7 million, sales of equity securities resulted in net realized gains of $1.3 million, and the sale of an investment real estate property which was classified as assets held for sale in the first quarter of 2021 resulted in a realized gain of $2.3 million, thereby generating total net realized gains of $4.3 million during the third quarter of 2021. See “Item 1—Note 3 (Investments).”
There was a $4.2 million net unrealized loss in equity securities during the three months ended September 30, 2022, largely driven by macro inflationary pressures and the uncertain recessionary outlook, which put pressure on domestic equities broadly, compared to a $3.8 million net unrealized loss in equity securities during the three months ended September 30, 2021. Net change in unrealized gains or losses reflected on the income statement are the result of changes in the fair market value of our equity securities during the period for securities still held at the end of the reported period and the reversal of unrealized gains or losses for securities sold during the period. See “Item 1—Note 3 (Investments).”
Commission revenue is comprised principally of brokerage commissions we earn from third-party reinsurers (excluding the FHCF) on reinsurance placed for the Insurance Entities. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. Reinstatement premiums for Hurricane Ian resulted in $13.1 million of additional brokerage commissions which will be earned prospectively from September 28, 2022 to May 31, 2023, increasing brokerage commission revenue earned of $160 thousand for the quarter. In total, for the three months ended September 30, 2022, commission revenue was $12.6 million, compared to $11.4 million for the three months ended September 30, 2021. The increase in commission revenue of $1.2 million, or 10.3%, for the three months ended September 30, 2022 was primarily due to increased commissions from third-party reinsurers earned on increased reinsurance premiums which is attributable to growth in our insured values for this year’s reinsurance program as well as the difference in pricing and structure associated with our reinsurance program when compared to the prior year.
Policy fees were $5.3 million for the three months ended September 30, 2022 compared to $5.9 million for the same period in 2021. The decrease of $0.6 million, or 10.0%, was the result of a decrease in the number of new and renewal policies written during the three months ended September 30, 2022 compared to the same period in 2021 in states where we are permitted to charge this fee.
Other revenue, representing revenue from policy installment fees, premium financing and other miscellaneous income, was $2.1 million for the three months ended September 30, 2022 compared to $2.0 million for the same period in 2021.
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities, was $316.7 million for the three months ended September 30, 2022 compared to $286.7 million for the same period in 2021.

The following table presents losses and LAE incurred on a direct, ceded and net basis expressed in dollars and as a percent of the respective amounts of premiums earned. These amounts are further categorized as i) core losses, ii) weather events for the current accident year and iii) prior years’ reserve development (dollars in thousands):

	Three Months Ended September 30, 2022
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$452,450		$161,819		$290,631

Loss and loss adjustment expenses:
Core losses	$216,784	47.9%	$55	—%	$216,729	74.6%
Weather events*	1,026,200	226.8%	915,200	565.6%	111,000	38.2%
Prior years’ reserve development	26,360	5.9%	23,645	14.6%	2,715	0.9%
Total losses and loss adjustment expenses	$1,269,344	280.6%	$938,900	580.2%	$330,444	113.7%

*Includes only current year weather events beyond those expected.

	Three Months Ended September 30, 2021
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$410,621		$145,967		$264,654

Loss and loss adjustment expenses:
Core losses	$176,161	42.9%	$69	—%	$176,092	66.5%
Weather events*	—	—%	—	—%	—	—%
Prior years’ reserve development	87,907	21.4%	76,418	52.4%	11,489	4.4%
Total losses and loss adjustment expenses	$264,068	64.3%	$76,487	52.4%	$187,581	70.9%

*Includes only current year weather events beyond those expected.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.
Management looks at losses and LAE in three areas, as described below and represented in the tables above, each of which has different drivers that impact reported results. As a result, these components of losses and LAE are described separately. Overall losses and LAE, net of reinsurance recoveries, were $330.4 million resulting in a 113.7% net loss and LAE ratio for the quarter ended September 30, 2022. This compares to $187.6 million resulting in a 70.9% net loss and LAE ratio for the quarter ended September 30, 2021.
The Company continues to monitor and adjust its estimate of expected losses and has increased its current accident year loss estimates and increased estimates associated with prior years’ claims. Over the past three years, even as we have increased our estimates of prospective losses each year, we have recorded adverse claim development on prior years’ loss reserves and further strengthened current year losses during the year to address the increasing impact of Florida’s market disruptions, as well as the impact of inflation from building material costs and labor costs on the reserving and claim settlement process. The full extent and duration of these market disruptions and inflationary pressures are unknown and still unfolding, and we continue to monitor the impact of such disruptions on the recording and reporting of claim costs. See the discussion above for the Insurance Entities’ 2022-2023 reinsurance programs and “Item 1 - Note 4 (Reinsurance).” Also see the discussion above under “Overview—Trends.”

The factors impacting losses and LAE are as follows:

•Core losses
◦Our core losses consist of all losses and LAE for the current accident year excluding both weather events for the current year beyond those anticipated in our regular accrual process and prior years’ reserve development. Core losses were 47.9% of direct premium earned for the quarter ended September 30, 2022 compared to 42.9% for the same period in 2021. During the quarter ended September 30, 2022 management increased the core loss ratio by approximately one loss ratio point retroactive to January 1, 2022, with the cumulative impact being recorded in the quarter, as a result of worsening trends in overall weather not associated with named storms and in response to changes in estimated losses caused by deteriorating loss trends and higher repair costs as a result of material and labor inflation. The trend in core losses and LAE is increasing year over year as the claims environment in Florida continues to deteriorate and inflation continues to drive repair costs up. Also see the discussion above under “Overview—Trends.” Core losses also increase as premium volume increases year over year.

•Weather events beyond those expected
◦During the quarter ended September 30, 2022, Hurricane Ian resulted in direct losses of $1.026 billion. Estimated net losses and LAE exposure to the Insurance Entities, after estimated reinsurance recoveries, is $45 million. The Insurance Entities’ reinsurance recoveries include losses and LAE recoveries of $66.0 million from UVE’s prefunded captive insurance arrangement which is eliminated in consolidation. In total, net losses from Hurricane Ian including losses and LAE incurred under the funded captive insurance arrangement, is currently estimated to be $111.0 million.
◦There were no other weather events beyond those expected during the quarter ended September 30, 2021.
•Prior years’ reserve development
◦Two drivers influence the amounts recorded as prior years’ reserve development, namely: (i) changes to prior estimates of direct and net ultimate losses on prior accident years excluding major hurricanes and (ii) changes to prior estimates of direct and net ultimate losses on hurricanes.
▪During the quarter ended September 30, 2022, prior years’ reserve development totaled $26.4 million of direct losses and $2.7 million of net unfavorable loss development after the benefit of reinsurance.

•Prior year adverse development includes gross reserve development on Hurricane Irma of $26.4 million, of which $23.7 million was ceded, resulting in net unfavorable loss development on Hurricane Irma of $2.7 million in the quarter.
•Excluding hurricanes, there was no prior years’ reserve development for the quarter ended September 30, 2022.
▪For the quarter ended September 30, 2021, direct prior years’ reserve development of $87.9 million, less $76.4 million ceded, resulted in $11.5 million net unfavorable loss development after the benefit of reinsurance.

•For hurricanes, prior years’ reserve development for the quarter ended September 30, 2021 was the result of a direct increase in the ultimate losses of $81.7 million offset by ceded hurricane losses of $76.4 million resulting in net unfavorable development of $5.3 million. Direct losses increased for Hurricanes Irma and Sally.
•Excluding hurricanes, there was $6.2 million of direct and net prior years’ reserve development for the quarter ended September 30, 2021. This development, primarily from 2019 and prior accident years, resulted from the settlement on litigated claims exceeding prior estimated amounts.
The financial benefit generated by our claims adjusting affiliate from the management of claims, including claim fees ceded by our Insurance Entities to reinsurers, was a benefit of $5.0 million for the three months ended September 30, 2022, compared to a benefit of $3.7 million during the three months ended September 30, 2021, driven by the recoveries from reinsurers and internal claim services. The increase for the current quarter is the result of claim activity on Hurricane Ian. The impact was recorded in the condensed consolidated financial statements as a reduction to losses and LAE.
For the three months ended September 30, 2022, general and administrative expenses were $74.0 million compared to $73.2 million during the same period in 2021, as follows (dollars in thousands):

	Three Months Ended
	September 30,				Change
	2022		2021		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$290,631		$264,654		$25,977	9.8%
General and administrative expenses:
Policy acquisition costs	54,609	18.8%	57,062	21.5%	(2,453)	(4.3)%
Other operating costs	19,364	6.7%	16,118	6.1%	3,246	20.1%
Total general and administrative expenses	$73,973	25.5%	$73,180	27.6%	$793	1.1%

General and administrative expenses increased by $0.8 million, which was the result of an increase in other operating costs of $3.2 million.offset by a decrease in policy acquisition costs of $2.4 million. The total general and administrative expense ratio was 25.5% for the three months ended September 30, 2022 compared to 27.6% for the same period in 2021.

•The increase of other operating costs of $3.2 million was primarily higher performance bonus expenses, slightly offset by lower stock-based compensation and policy related expenses. In the prior year quarter, the performance bonus accrual was reduced, resulting in negative expense for performance bonus of $2.7 million for the three months ended September 30, 2021. As a result, the comparison to the current year’s accrual for performance bonus expense reflects an increase of $3.3 million compared to the same period in 2021. The other operating cost ratio was 6.7% for the three months ended September 30, 2022, compared to 6.1% for the same period in 2021. This increase in the operating cost ratio reflects several factors including the timing of adjustments to accruals relating to annual expenses such as bonuses and other discretionary expenditures.
•The decrease in policy acquisition costs of $2.4 million reflects a reduction in the commission rate paid to agents on the renewal of Florida policies, which was reduced by two percentage points to 8% effective May 1, 2022, which will benefit future periods as the new rate structure applies prospectively. The decrease in policy acquisition costs as a percentage of premiums earned, net during the quarter is primarily due to the reduction in commissions paid to agents.
As a result of the above, the combined ratio for the third quarter ended September 30, 2022 was 139.2% compared to 98.5% for the same period in 2021. The increase was the result of the impact of Hurricane Ian and higher core losses.
Interest and amortization of debt issuance costs increased by $1.6 million for the three months ended September 30, 2022. The increase in interest and amortization of debt issuance costs is the result of an increase in the outstanding debt as a result of our fourth quarter of 2021 borrowing. See “Item 1—Note 7 (Long-term debt)” for additional details.

Income tax benefit was $21.0 million for the quarter ended September 30, 2022 compared to an income tax expense of $6.3 million for the quarter ended September 30, 2021. Our effective tax rate (“ETR”) decreased to 22.5% for the three months ended September 30, 2022, as compared to 23.7% for the three months ended September 30, 2021. The ETR decreased as a result of a higher ratio of permanent items relative to the amount of loss before taxes, principally non-deductible compensation, and a lower level of discrete tax benefits. As a result of Hurricane Ian, the state tax benefit was reduced in the third quarter of 2022 due to the VIE’s absence of a state tax deduction. See “Item 1—Note 9 (Income Tax)” and “—Note 14 (Variable Interest Entities)” for additional details.

Other comprehensive loss, net of taxes for the three months ended September 30, 2022, was $27.5 million compared to other comprehensive loss of $1.8 million for the same period in 2021, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income for available-for-sale debt securities sold. We saw increased market yields on securities purchased in late 2021 and 2022 and increased unrealized losses on our portfolio, reflected after-tax in the equity section of our balance sheet as increased market yields negatively impacted the fair value on much of our available-for-sale debt securities. See the discussion above and “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods.
Adjusted operating income (loss) represents GAAP operating income (loss), excluding net realized gains (losses) on investment and net changes in unrealized gains (losses) of equity securities. Adjusted operating loss was $87.7 million for the three months ended September 30, 2022 compared to adjusted operating income of $25.9 million for the same period in 2021.
Adjusted operating income (loss) margin, represents adjusted operating income (loss) divided by core revenue. Adjusted operating loss margin was 27.7% for the three months ended September 30, 2022 compared to adjusted operating income of 9.0% for the same period in 2021.
Adjusted net income (loss) attributable to common stockholders represents GAAP net income (loss) attributable to common stockholders, excluding net realized gains (losses) on investment and net changes in unrealized gains (losses) of equity securities, net of tax. Adjusted net loss attributable to common stockholders was $69.4 million for the three months ended September 30, 2022 compared to adjusted net income attributable to common stockholders of $19.8 million for the same period in 2021.
Diluted adjusted earnings (loss) per common share represents adjusted net income (loss) available to common stockholders divided by weighted average diluted common shares outstanding. Diluted adjusted loss per common share was $2.27 for the three months ended September 30, 2022 compared to diluted adjusted earnings per common share of $0.63 for the same period in 2021.

All comparisons for the nine months ended September 30, 2022 results of operations are to the corresponding prior year period (unless otherwise specified).
Results of Operations — Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Net loss was $47.4 million for the nine months ended September 30, 2022 due primarily to the impact from Hurricane Ian compared to $68.5 million in net income for the nine months ended September 30, 2021. Benefiting the nine months ended September 30, 2022 were increases in premiums earned, net, an increase in net investment income. and an increase in commission revenue, partially offset by an increase in unrealized losses, a decrease in realized gains, and a decrease in revenue from policy fees, and an increase in operating costs and expenses. Direct premium earned and premiums earned, net were up 9.9% and 9.5%, respectively, due to premium growth in the majority of states in which we are licensed and writing during the past 12 months as a result of rate increases implemented during 2021 and 2022, partially offset by higher costs for reinsurance flowing through to premiums earned, net. The net loss and LAE ratio was 85.5% for the nine months ended September 30, 2022, compared to 65.3% for the same period in 2021 reflecting the impact of Hurricane Ian, higher core net losses and an increase in excess other weather events beyond those expected partially offset by lower prior years’ reserve development. As a result of the above and as further explained below, the combined ratio for the nine months ended September 30, 2022 was 113.2% compared to 96.4% for the nine months ended September 30, 2021. See “Overview - Trends.”
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Nine Months Ended September 30,		Change
	2022	2021	$	%
REVENUES
Direct premiums written	$1,429,685	$1,271,925	$157,760	12.4%
Change in unearned premium	(133,827)	(93,124)	(40,703)	43.7%
Direct premium earned	1,295,858	1,178,801	117,057	9.9%
Ceded premium earned	(459,102)	(414,670)	(44,432)	10.7%
Premiums earned, net	836,756	764,131	72,625	9.5%
Net investment income	15,337	8,641	6,696	77.5%
Net realized gains (losses) on investments	(375)	5,357	(5,732)	NM
Net change in unrealized gains (losses) of equity securities	(16,430)	(3,024)	(13,406)	443.3%
Commission revenue	35,157	30,404	4,753	15.6%
Policy fees	15,991	17,821	(1,830)	(10.3)%
Other revenue	5,862	5,862	—	—%
Total revenues	892,298	829,192	63,106	7.6%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	715,854	498,765	217,089	43.5%
General and administrative expenses	231,561	237,469	(5,908)	(2.5)%
Total operating costs and expenses	947,415	736,234	211,181	28.7%
Interest and amortization of debt issuance costs	4,969	84	4,885	5815.5%
INCOME (LOSS) BEFORE INCOME TAXES	(60,086)	92,874	(152,960)	NM
Income tax expense (benefit)	(12,718)	24,342	(37,060)	NM
NET INCOME (LOSS)	$(47,368)	$68,532	$(115,900)	NM
Other comprehensive income (loss), net of taxes	(100,097)	(10,741)	(89,356)	NM
COMPREHENSIVE INCOME (LOSS)	$(147,465)	$57,791	$(205,256)	NM
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$(1.54)	$2.19	$(3.73)	NM
Weighted average diluted common shares outstanding	30,858	31,302	(444)	(1.4)%

NM – Not Meaningful

Direct premiums written increased by $157.8 million, or 12.4%, for the nine months ended September 30, 2022, driven by premium growth within our Florida business of $138.0 million, or 13.0%, and premium growth in our other states business of $19.8 million, or 9.4%, as compared to the same period of the prior year. Rate increases approved in 2021 and 2022 for Florida and for certain other states were the principal driver of higher written premiums. In total, policies in force declined 70,667, or

7.5%, from 943,593 at December 31, 2021 to 872,926 at September 30, 2022. A summary of the recent rate increases which are driving increases in written premium is discussed above under “Overview—Trends.”
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
During 2022, management continued efforts to prudently manage policy counts and exposures intended to slow the growth of exposures relating to new business compared to prior years while the above rate increases are taking effect. Reduced new business writings, declines in renewal retentions in 2022 and the impact of selected policy non-renewals have resulted in a decrease in policies in force of 70,667, or 7.5%, during 2022 from 943,593 at December 31, 2021 to 872,926 at September 30, 2022. Direct premiums written continue to increase across the majority of states in which we conduct business. As a result of our business strategy, rate changes and disciplined underwriting initiatives, we have seen a decrease in policy count, but an increase in in-force premium and total insured value in a majority of states for the past three years. We actively wrote policies in 19 states during 2021 and 2022. In addition, we are authorized to do business in Tennessee and Wisconsin and are proceeding with product filings in those states. At September 30, 2022, policies in force decreased 94,895 policies, or 9.8%, premium in force increased $183.5 million, or 11.1%, and total insured value increased $5.3 billion, or 1.7%, compared to September 30, 2021.
The following table provides direct premiums written for Florida and Other States for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Nine Months Ended
	September 30, 2022		September 30, 2021		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$1,200,193	83.9%	$1,062,180	83.5%	$138,013	13.0%
Other states	229,492	16.1%	209,745	16.5%	19,747	9.4%
Total	$1,429,685	100.0%	$1,271,925	100.0%	$157,760	12.4%

We seek to prudently grow and generate long-term rate adequate premium in each state where we offer policies. Our diversification strategy seeks to increase business outside of Florida and to improve geographical distribution within Florida. Premium growth outside Florida is a measure monitored by management in its efforts to meet that objective.
Direct premium earned increased by $117.1 million, or 9.9%, for the nine months ended September 30, 2022, reflecting the earning of premiums written over the past 12 months including the benefit of rate changes due to primary rate filings, filings to cover increased reinsurance costs as well as policy premium adjustments due to increases in insured values caused by inflation.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents premiums paid to reinsurers for this protection and is a cost which reduces net written and net earned premiums. Hurricane Ian triggered reinstatement premiums, increasing ceded premiums written by $24.6 million which will be earned prospectively effective September 28, 2022 to May 31, 2023, increasing ceded premiums earned for the quarter by $307 thousand. In total, ceded premium earned increased $44.4 million, or 10.7%, for the nine months ended September 30, 2022 as compared to the same period of the prior year. The increase in reinsurance costs reflects an increase in the value of exposures we insure; increased pricing when compared to the expired reinsurance program and differences in the structure and design of the respective programs. Reinsurance costs as a percentage of direct premium earned increased from 35.2% in 2021 to 35.4% in 2022. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period which typically runs from June 1st to May 31st. See the discussion above for the Insurance Entities’ 2022-2023 reinsurance programs and “Item 1— Note 4 (Reinsurance).”
Premiums earned, net of ceded premium earned, grew by 9.5%, or $72.6 million, to $836.8 million for the nine months ended September 30, 2022, reflecting an increase in direct premium earned offset by increased costs for reinsurance.
Net investment income was $15.3 million for the nine months ended September 30, 2022, compared to $8.6 million for the same period in 2021, an increase of $6.7 million, or 77.5%. In the fourth quarter of 2021, we saw increases in investment yields as the Federal Reserve took action to address the market concerns of inflation and employment. As a result, liquidity generated by our portfolio from interest payments, principal repayments and new investments are being invested at higher rates, resulting in overall increased investment returns on our portfolio.

Total invested assets were $1.08 billion as of September 30, 2022 compared to $1.09 billion million as of December 31, 2021. The decrease is attributable to increases in unrealized losses. Unrealized losses reverse over time as debt instruments are generally held to maturity. Cash and cash equivalents were $307.4 million at September 30, 2022 compared to $250.5 million at December 31, 2021, an increase of 22.7%. This increase is largely attributable to cash calls to reinsurers to support Ian claim settlement liquidity and changes in operational cash flows since year end. Cash and cash equivalents are invested short term until needed to settle loss and LAE payments, reinsurance premium payments and operating cash needs or until they are deployed by our investment advisors.
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
We sell investments, including securities, from our investment portfolio from time to time to meet our investment objectives or take advantage of market opportunities. During the nine months ended September 30, 2022, sales of available-for-sale debt securities resulted in net realized losses of $1.4 million and sales of equity securities resulted in net realized gains of $1.0 million, generating total net realized losses of $0.4 million. During the nine months ended September 30, 2021, sales of available-for-sale debt securities resulted in net realized gains of $0.3 million, sales of equity securities resulted in net realized gains of $2.4 million, and the sale of two investment real estate property which included one classified as assets held for sale in the first nine months of 2021, resulted in a realized gain of $2.7 million, in total generating net realized gains of $5.4 million. See “Item 1—Note 3 (Investments).”
There was a $16.4 million net unrealized loss in equity securities during the nine months ended September 30, 2022 compared to a $3.0 million net unrealized loss in equity securities during the nine months ended September 30, 2021. Net change in unrealized gains or losses reflected on the income statement are the result of changes in the fair market value of our equity securities during the period for securities still held at the end of the reported period and the reversal of unrealized gains or losses for securities sold during the period. See “Item 1—Note 3 (Investments).”
Commission revenue is comprised principally of brokerage commissions we earn from third-party reinsurers (excluding the FHCF) on reinsurance placed for the Insurance Entities. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. Reinstatement premiums for Hurricane Ian resulted in $13.1 million of additional brokerage commissions which will be earned prospectively from September 28, 2022 to May 31, 2023, increasing brokerage commission revenue earned of $160 thousand for the quarter. For the nine months ended September 30, 2022, commission revenue was $35.2 million, compared to $30.4 million for the nine months ended September 30, 2021. The increase in commission revenue of $4.8 million, or 15.6%, for the nine months ended September 30, 2022 was primarily due to increased commissions from third-party reinsurers earned on increased reinsurance premiums which is attributable to growth in our insured values as well as the difference in pricing and structure associated with our reinsurance program when compared to the prior year.
Policy fees for the nine months ended September 30, 2022 were $16.0 million compared to $17.8 million for the same period in 2021. The decrease of $1.8 million, or 10.3%, was the result of a decrease in the combined total number of new and renewal policies written during the nine months ended September 30, 2022 compared to the same period in 2021 in states where we are permitted to charge this fee.
Other revenue, representing revenue from policy installment fees, premium financing and other miscellaneous income for the nine months ended September 30, 2022 was relatively flat when compared to the same period in 2021.
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities, was $909.1 million for the nine months ended September 30, 2022 compared to $826.9 million for the same period in 2021.

The following table presents losses and LAE incurred on a direct, ceded and net basis expressed in dollars and as a percent of the respective amounts of premiums earned. These amounts are further categorized as i) core losses, ii) weather events for the current accident year and iii) prior years’ reserve development (dollars in thousands):

	Nine Months Ended September 30, 2022
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$1,295,858		$459,102		$836,756

Loss and loss adjustment expenses:
Core losses	$593,364	45.8%	$135	—%	$593,229	70.9%
Weather events*	1,030,745	79.5%	915,200	199.3%	115,545	13.8%
Prior years’ reserve development	100,620	7.8%	93,540	20.4%	7,080	0.8%
Total losses and loss adjustment expenses	$1,724,729	133.1%	$1,008,875	219.7%	$715,854	85.5%

*Includes only current year weather events beyond those expected.

	Nine Months Ended September 30, 2021
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$1,178,801		$414,670		$764,131

Loss and loss adjustment expenses:
Core losses	$480,801	40.8%	$19	—%	$480,782	62.9%
Weather events*	—	—%	—	—%	—	—%
Prior years’ reserve development	296,867	25.2%	278,884	67.3%	17,983	2.4%
Total losses and loss adjustment expenses	$777,668	66.0%	$278,903	67.3%	$498,765	65.3%

*Includes only current year weather events beyond those expected.

See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.
Management looks at losses and LAE in three areas, as described below and represented in the tables above, each of which has different drivers that impact reported results. As a result, these components of losses and LAE are described separately. Overall losses and LAE, net of reinsurance recoveries, were $715.9 million resulting in an 85.5% net loss and LAE ratio for the nine months ended September 30, 2022. This compares to $498.8 million resulting in a 65.3% net loss and LAE ratio for the nine months ended September 30, 2021.

The Company continues to monitor and adjust its estimate of expected losses and has increased its current year loss estimates and increased estimates associated with prior years’ claims. Over the past three years, even as we have increased our estimates of prospective losses each year, we have recorded adverse claim development on prior years’ loss reserves and further strengthened current year losses during the year to address the increasing impact of Florida’s market disruptions, as well as the impact that inflation from building material costs and labor costs has on the reserving and claim settlement process. The full extent and duration of these market disruptions and inflationary pressures are unknown and still unfolding, and we continue to monitor the impact of such disruptions on the recording and reporting of claim costs. See the discussion above for the Insurance Entities’ 2022-2023 reinsurance programs and “Item 1 - Note 4 (Reinsurance).” Also see the discussion above under “Overview—Trends.”

The factors impacting losses and LAE are as follows:

•Core losses

◦Our core losses consist of all losses and LAE for the current accident year excluding both weather events for the current year beyond those anticipated in our regular accrual process and prior years’ reserve development. Core losses were 45.8% of direct premium earned for the nine months ended September 30, 2022 compared to 40.8% for the same period in 2021. During the quarter ended September 30, 2022, management increased the core loss ratio by approximately one loss ratio point retroactive to January 1, 2022, with the cumulative impact being recorded in the quarter. This was done in response to worsening weather experience during the quarter. Management elected to address this through an increase in the current accident year loss pick rather than record specific weather events given the overall trends in recent years for weather not associated with named storms and in response to changes in estimated losses caused by deteriorating loss trends and higher repair costs as a result of material and labor inflation. The trend in core losses and LAE is increasing year over year as the claims environment in Florida continues to deteriorate and inflation continues to drive repair costs up. Also see the discussion above under “Overview—Trends.” Core losses also increase as premium volume increases year over year.

•Weather events beyond those expected

◦During the nine months ended September 30, 2022, Hurricane Ian resulted in direct losses of $1.026 billion. Estimated net losses and LAE exposure to the Insurance Entities, after estimated reinsurance recoveries, is $45.0 million. The Insurance Entities reinsurance recoveries include losses and LAE recoveries of $66.0 million from UVE’s prefunded captive insurance arrangement which is eliminated in consolidation. In total, net losses from Hurricane Ian including losses and LAE incurred under the funded captive insurance arrangement, is currently estimated to be $111.0 million. During the nine months ended September 30, 2022, in addition to the impact of Hurricane Ian, there were $4.5 million of other weather events beyond those expected.
◦There were no weather events beyond those expected during the nine months ended September 30, 2021.

•Prior years’ reserve development

◦Two drivers influence the amounts recorded as prior years’ reserve development, namely: (i) changes to prior estimates of direct and net ultimate losses on prior accident years excluding major hurricanes and (ii) changes to prior estimates of direct and net ultimate losses on hurricanes.

▪During the nine months ended September 30, 2022, prior years’ reserve development totaled $100.6 million of direct losses and $7.1 million of net unfavorable loss development after the benefit of reinsurance.

•For hurricanes, prior years’ reserve development for the nine months ended September 30, 2022 was the result of a direct increase in the ultimate losses for several hurricanes of $100.6 million offset by ceded hurricane losses of $93.5 million resulting in net unfavorable development of $7.1 million. Direct losses increased for Hurricanes Irma, Sally, Michael and Matthew. Prior year adverse development includes gross reserve development on Hurricane Irma of $76.2 million, of which $69.2 million was ceded, resulting in net development on Hurricane Irma of $7.0 million in the period. Additionally, the Company concluded a favorable commutation during the quarter, increasing ceded prior year loss payments which was offset by a provisory increase in direct prior year IBNR amount, resulting in no net effect. Hurricane Matthew direct and net losses increased $0.1 million.

•Excluding hurricanes, there was no direct and net prior years’ reserve development for the nine months ended September 30, 2022.

▪For the nine months ended September 30, 2021, prior years’ reserve development totaled $296.9 million of direct losses and $18.0 million of net unfavorable loss development after the benefit of reinsurance.

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

The financial benefit generated by our claims adjusting affiliate from the management of claims, including claim fees ceded by our Insurance Entities to reinsurers, was a benefit of $6.9 million for the nine months ended September 30, 2022, compared to $13.0 million during the nine months ended September 30, 2021, driven by the recoveries from reinsurers and internal claim services. The amount recorded in the current quarter is the result of claim activity on Hurricane Ian. The benefit was recorded in the condensed consolidated financial statements as a reduction to losses and LAE.

General and administrative expenses were $231.6 million for the nine months ended September 30, 2022, compared to $237.5 million during the same period in 2021, as follows (dollars in thousands):

	Nine Months Ended
	September 30,				Change
	2022		2021		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$836,756		$764,131		$72,625	9.5%
General and administrative expenses:
Policy acquisition costs	163,432	19.5%	170,287	22.3%	(6,855)	(4.0)%
Other operating costs	68,129	8.2%	67,182	8.8%	947	1.4%
Total general and administrative expenses	$231,561	27.7%	$237,469	31.1%	$(5,908)	(2.5)%

General and administrative expenses decreased by $5.9 million, which was the result of a decrease in policy acquisition costs of $6.9 million offset by an increase in other operating costs of $1.0 million. The total general and administrative expense ratio was 27.7% for the nine months ended September 30, 2022 compared to 31.1% for the nine months ended September 30, 2021.
•The decrease in policy acquisition costs of $6.9 million reflects a reduction in the commission rate paid to agents on the renewal of Florida policies which was reduced by two percentage points to 10% effective April 1, 2021. The commission rate paid to agents on the renewal of Florida policies was reduced by an additional two percentage points to 8% effective May 1, 2022, which will benefit future periods as the new rate structure applies prospectively. The decrease in policy acquisition costs as a percentage of premiums earned, net during the period is primarily due to the reduction in commissions paid to agents.
•The increase in other operating costs of $1.0 million primarily reflects an increase in performance bonus accruals partially offset by a decrease in stock based compensation and policy costs. The other operating cost ratio was 8.2% for the nine months ended September 30, 2022 compared to 8.8% in the nine months ended September 30, 2021. This reduction reflects several factors including economies of scale as we continue to grow premium, and efficiencies gained from leveraging technology, and spending discipline.
As a result of the above, the combined ratio for the nine months ended September 30, 2022 was 113.2% compared to 96.4% for the same period in 2021. The increase was the result of the impact of Hurricane Ian and higher core losses.
Interest and amortization of debt issuance costs increased by $4.9 million for the nine months ended September 30, 2022. The increase in interest and amortization of debt issuance costs is the result of an increase in the outstanding debt as a result of our fourth quarter of 2021 borrowing. See “Item 1—Note 7 (Long-term debt)” for additional details.

Income tax benefit was $12.7 million for the nine months ended September 30, 2022, compared to income tax expense of $24.3 million for the nine months ended September 30, 2021. Our ETR decreased to 21.2% for the nine months ended September 30, 2022, as compared to 26.2% for the nine months ended September 30, 2021. The ETR decreased as a result of a lower ratio of permanent items relative to the amount of loss before taxes, principally non-deductible compensation, and a higher level of discrete tax benefits. As a result of Hurricane Ian, the state tax benefit was reduced in Q3 2022 due to the VIE’s absence of a state tax deduction. See “Item 1—Note 9 (Income Tax)” and “—Note 14 (Variable Interest Entities)” for additional details.

Other comprehensive loss, net of taxes for the nine months ended September 30, 2022, was $100.1 million compared to other comprehensive loss of $10.7 million for the same period in 2021, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income for available-for-sale debt securities sold. We saw increased market yields on securities purchased in late 2021 and 2022 and increased unrealized losses on our portfolio, reflected after-tax in the equity section of our balance sheet as increased market yields negatively impacted the fair value on much of our available-for-sale debt securities. See see discussion above and “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods.
Adjusted operating income (loss) represents GAAP operating income (loss), excluding net realized gains (losses) on investment and net changes in unrealized gains (losses) of equity securities. Adjusted operating loss as $38.3 million for the nine months ended September 30, 2022 compared to adjusted operating income of $90.6 million for the same period in 2021.
Adjusted operating income (loss) margin represents adjusted operating income (loss) divided by core revenue. Adjusted operating loss was 4.2% for the nine months ended September 30, 2022 compared to adjusted operating income of 11.0% for the same period in 2021.

Adjusted net income (loss) attributable to common stockholders represents GAAP net income (loss) attributable to common stockholders, excluding net realized gains (losses) on investment and net changes in unrealized gains (losses) of equity securities, net of tax. Adjusted net loss attributable to common stockholders was $34.7 million for the nine months ended September 30, 2022 compared to adjusted net income attributable to common stockholders of $66.7 million for the same period in 2021.
Diluted adjusted earnings (loss) per common share represents adjusted net income (loss) available to common stockholders divided by weighted average diluted common shares outstanding. Diluted adjusted loss per common share was $1.12 for the nine months ended September 30, 2022 compared to diluted adjusted earnings per share of $2.13 for the same period in 2021.

Analysis of Financial Condition—As of September 30, 2022 Compared to December 31, 2021
We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	September 30,	December 31,
Type of Investment	2022	2021
Available-for-sale debt securities	$996,783	$1,040,455
Equity securities	82,387	47,334
Investment real estate, net	5,752	5,891
Total	$1,084,922	$1,093,680
See “Item 1—Condensed Consolidated Statements of Cash Flows” and “Item 1—Note 3 (Investments)” for explanations on changes in investments.
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1st to May 31st of the following year. The increase of $211.2 million to $452.2 million as of September 30, 2022 was primarily due to additional ceded written premium reinsurance costs relating to our new 2022-2023 catastrophe reinsurance program beginning June 1, 2022, less amortization of ceded written premium for the reinsurance costs earned since the beginning of the program.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE and other expenses that are expected to be recovered from reinsurers. The increase of $750.2 million to $935.8 million as of September 30, 2022 was primarily due to Hurricane Ian covered by our reinsurance contracts and amounts received in connection with a commutation received by UPCIC in the second quarter of 2022.
Premiums receivable, net, represents amounts receivable from policyholders. The increase in premiums receivable, net of $14.7 million to $79.6 million as of September 30, 2022 relates to consumer payment behavior of our business. The amount of direct premiums written during a calendar year tends to increase just prior to the second quarter and tends to decrease approaching the fourth quarter.
Deferred policy acquisition costs (“DPAC”) increased by $3.0 million to $111.9 million as of September 30, 2022, which is consistent with the seasonal premium trends of written premium. In addition DPAC was impacted by the reduction to Florida renewal commissions implemented during 2022 and 2021 and other changes to the Company’s commission structure. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Income taxes recoverable represents the difference between estimated tax obligations and tax payments made to taxing authorities. As of September 30, 2022, the balance recoverable was $32.8 million, representing amounts due from taxing authorities at that date, compared to a balance recoverable of $16.9 million as of December 31, 2021. Income taxes recoverable as of September 30, 2022 will either be refunded or applied to future periods to offset future federal and state income tax obligations.

Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. For the nine months ended September 30, 2022, deferred tax assets increased by $33.3 million to $49.7 million primarily due to an increase in unrealized losses on investments. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
Other assets decreased by $5.0 million to $17.1 million as of September 30, 2022, which was primarily attributable to receivables relating to sales of our securities from our investment portfolio that settled after December 31, 2021.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE increased by $807.4 million to $1,153.6 million as of September 30, 2022. The majority of the increase in 2022 was a result of losses recorded in the third quarter of 2022 for Hurricane Ian. Overall, unpaid losses and LAE increased, as new emerging claims exceeded settlements. Unpaid losses and LAE are net of estimated subrogation recoveries.
Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The increase of $133.8 million from December 31, 2021 to $991.6 million as of September 30, 2022 reflects the seasonality of our business, which varies from month to month.
Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $24.6 million to $78.3 million as of September 30, 2022 reflects customer payment behavior and the payment behavior of mortgage escrow service providers.

We maintain a short-term cash investment strategy sweep to maximize investment returns on cash balances. Book overdraft totaled $3.1 million as of September 30, 2022 compared to book overdraft totaling $26.8 million as of December 31, 2021. The decrease of $23.7 million is the result of higher cash balances available for offset as of September 30, 2022 compared to December 31, 2021. See “—Liquidity and Capital Resources” for more information.
Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers and cash advances received from reinsurers, if any. On June 1st of each year, we renew our core catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. These estimated annual costs are increased or decreased during the year based on premium adjustments or as a result of new placements during the year. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which typically runs from June 1st to May 31st. The balance increased by $270.2 million to $458.9 million as of September 30, 2022 as a result of the timing of the above items. See “—Liquidity and Capital Resources” for more information about timing of reinsurance premium installment payments.
Other liabilities and accrued expenses increased by $28.7 million to $56.1 million as of September 30, 2022, primarily driven from an increase in other liabilities due to the timing of payments and payables relating to purchases of securities for our investment portfolio that settled after September 30, 2022.
Capital resources, net, decreased by $169.8 million for the nine months ended September 30, 2022, reflecting a net decrease in total stockholders’ equity and long-term debt. The change in stockholders’ equity was principally the result of our 2022 net loss, declines in the after-tax changes in the fair value of our available-for-sale debt securities, treasury share purchases and dividends to shareholders offset by increases from share-based compensation. Available-for-sale debt securities’ decline in fair value of $132.8 million (before tax) through the third quarter of 2022, caused the net unrealized loss position of $20.2 million at December 31, 2021 to increase to $153.0 million at September 30, 2022. Current market outlooks are signaling further Federal Reserve tightening which could continue to have a negative impact on the valuation of available-for-sale debt securities. See “Item 1—Condensed Consolidated Statements of Stockholders’ Equity” and “Item 1—Note 8 (Stockholders’ Equity)” for explanation of changes in treasury stock.
The reduction in debt of $1.1 million was the result of principal payments on debt during 2022. See “—Liquidity and Capital Resources” for more information.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient and we expect them to be sufficient to meet our current and long term liquidity requirements.
The balance of cash and cash equivalents, excluding restricted cash, as of September 30, 2022 was $307.4 million, compared to $250.5 million at December 31, 2021. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between September 30, 2022 and December 31, 2021. This increase is largely attributable to cash calls to reinsurers to support Hurricane Ian claim settlement liquidity and changes in operational cash flows since year end and was driven by cash flows generated from operating activities in excess of cash flows used in investing and financing activities. Our cash investment strategy at times includes cash investments where the right of offset against other bank accounts does not exist. A book overdraft occurs when aggregating the book balance of all accounts at a financial institution, for accounts which have the right of offset, and if the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Condensed Consolidated Balance Sheet to book overdraft. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st, and December 1st, and third-party reinsurance premiums are generally paid in four installments on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. See “Item 1—Note 12 (Commitments and Contingencies)” and additional discussion below under the caption “—Material Cash Requirements” for more information.
The balance of restricted cash and cash equivalents as of September 30, 2022 and December 31, 2021 represents cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business.

Liquidity is required at the holding company for us to cover the payment of holding company general operating expenses and contingencies, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of our tax obligations to taxing authorities, settlement of taxes between subsidiaries in accordance with our tax sharing agreement, capital contributions to subsidiaries or surplus note contributions to the Insurance Entities, if needed, and interest and principal payments on outstanding debt obligations of the holding company. Effective in 2021 for UPCIC and 2022 for APPCIC, the holding company has put in place an ongoing surplus note arrangement with the Insurance Entities, which has been approved by the Florida Office of Insurance Regulation as the Insurance Entities’ domestic regulator. Surplus notes are unsecured debt issued by the Insurance Entities that are subordinated to all claims by policyholders and creditors, with interest and principal payments on the surplus notes to the holding company being made only upon the FLOIR’s express approval. Surplus notes are considered bonds in function and payout structure, but are accounted for as equity in the statutory reporting of the Insurance Entities. The holding company has outstanding with the Insurance Entities $134.0 million in surplus notes. Under the arrangement, interest accrues at a variable rate (currently 8.27%) on the outstanding surplus note balances and, if approved by the FLOIR, is payable annually to the holding company. In 2022, UPCIC received approval from its Florida regulator to permit UPCIC to pay interest accruing from surplus notes outstanding during 2021. The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. New regulations or changes to existing regulations imposed on the Company and its affiliates may also impact the amount and timing of future dividend payments to the parent. Principal sources of liquidity for the holding company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions earned on reinsurance contracts placed by our wholly-owned subsidiary, Blue Atlantic Reinsurance Corporation, and policy fees. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income from those investments. As discussed in “Item 1—Note 5 (Insurance Operations),” there are limitations on the dividends the Insurance Entities may pay to their immediate parent company, Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida).

The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 1—Note 5 (Insurance Operations).” Dividends from the Insurance Entities can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by the Insurance Entities to PSI without prior approval (an “ordinary dividend”) is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the nine months ended September 30, 2022 and the year ended December 31, 2021, the Insurance Entities did not pay dividends to PSI. As of September 30, 2022, the Insurance Entities did not have the capacity to pay ordinary dividends.
In November 2021, we issued $100 million of 5.625% Senior Unsecured Notes due 2026. We are using the net proceeds to support the Insurance Entities’ statutory capital requirements and for general corporate purposes. If necessary, the Company also has amounts available under our unsecured revolving loan as discussed in “Item 1—Note 7 (Long-term debt).”
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
Our insurance operations provide liquidity as premiums are generally received months or even years before potential losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale. The average credit rating on our available-for-sale securities was A+ as of September 30, 2022 and December 31, 2021. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party, nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of our available-for-sale securities was 4.2 years at September 30, 2022 compared to 4.4 years at December 31, 2021. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments.
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

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio for the periods presented (dollars in thousands):

	As of
	September 30,	December 31,
	2022	2021
Stockholders’ equity	$260,637	$429,702
Total long-term debt	102,968	103,676
Total capital resources	$363,605	$533,378

Debt-to-total capital ratio	28.3%	19.4%
Debt-to-equity ratio	39.5%	24.1%
The debt-to-total capital ratio is total long-term debt divided by total capital resources, whereas the debt-to-equity ratio is total long-term debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.
Adjusted common stockholders’ equity, representing GAAP common stockholders' equity, excluding accumulated other comprehensive income (loss), was $376.2 million as of September 30, 2022, $501.6 million as of September 30, 2021 and $445.2 million as of December 31, 2021.
Adjusted book value per share common share, representing adjusted common stockholders’ equity divided by outstanding common shares at the end of the reporting period, was $12.33 as of September 30, 2022, $16.09 as of September 30, 2021 and $14.26 as of December 31, 2021.
Adjusted return on common equity representing actual or annualized adjusted net income (loss) attributable to common stockholders divided by average adjusted common stockholders' equity, with the denominator excluding current period income statement net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities, net of tax, was 11.1% as of September 30, 2022, 18.8% as of September 30, 2021 and 4.3% as of December 31, 2021.
As described in our Annual Report on Form 10-K for the year ended December 31, 2021, UPCIC entered into a surplus note with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program on November 9, 2006. The surplus note has a twenty-year term, with quarterly payments of principal and interest that accrue per the terms of the note agreement. At September 30, 2022, UPCIC was in compliance with the terms of the surplus note. Total adjusted capital and surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.

As discussed in “Item 1—Note 7 (Long-term Debt),” the Company entered into a 364-day credit agreement and related revolving loan (“2021 Revolving Loan”) with JPMorgan Chase Bank, N.A. (“JPMorgan”) in August 2021. The Company and JPMorgan subsequently agreed during the term of the 2021 Revolving Loan to extend its expiration date until October 31, 2022. As discussed in “Item 1—Note 15 (Subsequent Event),” the Company renewed this agreement on October 31, 2022, increasing the credit facility to $37.5 million and modifying other terms. The October 31, 2022 Revolving Loan agreement (“2022 Revolving Loan”) makes available to the Company an unsecured revolving credit facility with an aggregate commitment not to exceed $37.5 million (previously $35.0 million) and carries an interest rate of prime rate plus a margin of 2%. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings under the 2022 Revolving Loan mature on October 30, 2023, 364 days after the inception date of the 2022 Revolving Loan. The 2022 Revolving Loan is subject to annual renewals. The 2022 Revolving Loan contains customary financial and other covenants, with which the Company is in compliance. The Company did not borrow any amount under the 2021 Revolving Loan, and as of October 31, 2022, the Company has not borrowed any amount under the 2022 Revolving Loan.

In November 2021, we issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”) to certain institutional accredited investors and qualified institutional buyers. The Notes mature on November 26, 2026, at which time the entire $100 million of principal is due and payable. At any time on or after November 23, 2023, the Company may redeem all or part of the Notes. See “Item 1—Note 7 (Long-term debt)” for additional details. As of September 30, 2022, we were in compliance with all applicable covenants.
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

Impact of the COVID-19 Pandemic
The impact of the COVID-19 pandemic on the economy and credit markets remains a key risk as the United States and the world continue to navigate its consequences and the efforts taken by governments to address financial recovery and economic stability. We remain in regular contact with our advisors to monitor the credit quality of the issuers of the securities in our portfolio and discuss appropriate responses to credit downgrades or changes in companies’ credit outlook. We believe these measures, when combined with the inherent liquidity generated by our business model and in our investment portfolio, will allow us to continue to meet our short- and long-term obligations.
Looking Forward
We continue to monitor a range of financial metrics related to our business. Although we have not experienced material adverse impacts on our business or liquidity, conditions are subject to change depending on the extent of the economic downturn and the pace and extent of an economic recovery. Significant uncertainties exist with the potential long-term impact of the COVID-19 pandemic, including unforeseen newly emerging risks that could affect us and future economic changes as the Federal Reserve addresses the economic concerns of inflation, employment and recession. We will continue to monitor the broader economic impacts of the COVID-19 pandemic.
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
During the nine months ended September 30, 2022, we repurchased an aggregate of 806,324 shares of our common stock in the open market at an aggregate purchase price of $9.8 million. Also, see “Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended September 30, 2022.
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
Cash Dividends
The following table summarizes the dividends declared by the Company in 2022:

2022	Dividend Declared Date	Shareholders Record Date	Dividend Payable Date	Cash Dividend Per Common Share Amount
First Quarter	February 10, 2022	March 10, 2022	March 17, 2022	$0.16
Second Quarter	April 20, 2022	May 13, 2022	May 20, 2022	$0.16
Third Quarter	July 19, 2022	August 2, 2022	August 9, 2022	$0.16

MATERIAL CASH REQUIREMENTS
The following table represents our material cash requirements for which cash flows are fixed or determinable as of September 30, 2022 (in thousands):

	Total	Next 12 Months	Beyond 12 Months
Reinsurance payable and multi-year commitments (1)	$788,268	$518,920	$269,348
Unpaid losses and LAE, direct (2)	1,153,627	650,645	502,982
Long-term debt (3)	131,582	7,261	124,321
Total material cash requirements	$2,073,477	$1,176,826	$896,651
(1)Amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—Note 12 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through September 30, 2022. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from the Company’s reinsurance program. See “Item 1—Note 4 (Reinsurance).”
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
The following table presents the reconciliation of GAAP revenue to core revenue, which is a non-GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP revenue	$312,810	$287,254	$892,298	829,192
less: Net realized gains (losses) on investments	292	4,319	(375)	5,357
less: Net change in unrealized gains (losses) of equity securities	(4,150)	(3,759)	(16,430)	(3,024)
Core Revenue	$316,668	$286,694	$909,103	$826,859

The following table presents the reconciliation of GAAP income (loss) before income taxes to adjusted operating income (loss), which is a non-GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP income (loss) before income taxes	$(93,237)	$26,464	$(60,086)	$92,874
add: Interest and amortization of debt issuance costs	1,630	29	4,969	84
GAAP operating income (loss)	(91,607)	26,493	(55,117)	92,958
less: Net realized gains (losses) on investments	292	4,319	(375)	5,357
less: Net changes in unrealized gains (losses) of equity securities	(4,150)	(3,759)	(16,430)	(3,024)
Adjusted operating income (loss)	$(87,749)	$25,933	$(38,312)	$90,625

The following table presents the reconciliation of GAAP operating income (loss) margin to adjusted operating income (loss) margin, which is a non-GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP operating income (loss)	$(91,607)	$26,493	$(55,117)	$92,958
GAAP revenue	312,810	287,254	892,298	829,192
GAAP operating income (loss) margin	(29.3)%	9.2%	(6.2)%	11.2%
Adjusted operating income (loss)	(87,749)	25,933	(38,312)	90,625
Core revenue	316,668	286,694	909,103	826,859
Adjusted operating income (loss) margin	(27.7)%	9.0%	(4.2)%	11.0%

The following table presents the reconciliation of GAAP net income (loss) available to common stockholders to adjusted net income (loss) available to common stockholders, which is a non-GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP net income (loss)	$(72,275)	$20,183	$(47,368)	$68,532
less: Preferred dividends	3	3	8	8
GAAP net income (loss) available to common stockholders	(72,278)	20,180	(47,376)	68,524
less: Net realized gains (losses) on investments	292	4,319	(375)	5,357
less: Net changes in unrealized gains (losses) of equity securities	(4,150)	(3,759)	(16,430)	(3,024)
add: Income tax effect on above adjustments	(949)	131	(4,134)	545
Adjusted net income (loss) available to common stockholders	$(69,369)	$19,751	$(34,705)	$66,736

Weighted average common shares outstanding - Diluted	30,604	31,337	30,858	31,302
Diluted earnings (loss) per common share	$(2.36)	$0.64	$(1.54)	$2.19
Diluted adjusted earnings (loss) per common share	$(2.27)	$0.63	$(1.12)	$2.13

The following table presents the reconciliation of GAAP stockholders’ equity to adjusted stockholders’ equity and book value per common share to adjusted book value per common share, which is a non-GAAP measure (in thousands):

	As of
	September 30,	September 30,	December 31,
	2022	2021	2021
Stockholders' equity	$260,637	$494,275	$429,702
less: Preferred equity	100	100	100
Common stockholders' equity	260,537	494,175	429,602
less: Accumulated other comprehensive income (loss)	(115,665)	(7,398)	(15,568)
Adjusted common stockholders' equity	$376,202	$501,573	$445,170

Common shares outstanding	30,513	31,167	31,221
Book value per common share	$8.54	$15.86	$13.76
Adjusted book value per common share	$12.33	$16.09	$14.26

The following table presents the reconciliation of GAAP ROCE to adjusted ROCE, which is a non-GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2022	2021	2022	2021	2021
Actual or annualized net income (loss) available to common stockholders	$(289,112)	$80,720	$(63,168)	$91,365	$20,397
Average common stockholders' equity	313,494	487,459	345,070	471,669	439,382
ROCE	NM	16.6%	(18.3)%	19.4%	4.6%
Actual or annualized adjusted net income (loss) available to common stockholders	$(277,476)	$79,004	$(46,273)	$88,981	$18,959
Actual or adjusted average common stockholders' equity*	416,848	493,729	417,022	472,802	444,775
Adjusted ROCE	NM	16.0%	(11.1)%	18.8%	4.3%

NM	– Not Meaningful, as it implies full first event hurricane retentions in the first two quarters of the year, which in actuality were hurricane free, and it similarly implies a full first event retention in the fourth quarter of the year, which would instead be subject to a smaller subsequent event retention on a consolidated basis.
*	Adjusted average common stockholders’ equity excludes current period net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities, net of tax.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of September 30, 2022 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
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
The following tables provide information about our fixed income Financial Instruments as of September 30, 2022 compared to December 31, 2021, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	September 30, 2022
	2022	2023	2024	2025	2026	Thereafter	Other	Total
Amortized cost	$67,525	$110,661	$121,910	$152,779	$171,765	$523,340	$2,544	$1,150,524
Fair market value	$65,865	$105,291	$110,735	$135,232	$148,457	$429,149	$2,054	$996,783
Coupon rate	1.37%	2.35%	2.64%	2.45%	2.58%	2.85%	4.37%	2.58%
Book yield	0.83%	1.19%	1.40%	1.58%	1.70%	2.18%	4.24%	1.78%
* Years to effective maturity - 5.3 years

	December 31, 2021
	2022	2023	2024	2025	2026	Thereafter	Other	Total
Amortized cost	$30,183	$97,826	$99,528	$152,982	$180,558	$499,417	$698	$1,061,192
Fair market value	$30,163	$97,433	$98,751	$150,046	$176,711	$486,657	$694	$1,040,455
Coupon rate	1.34%	1.82%	2.23%	2.62%	2.65%	2.59%	3.53%	2.46%
Book yield	0.50%	0.71%	0.87%	1.10%	1.28%	1.70%	3.54%	1.34%
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

The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	September 30, 2022		December 31, 2021
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$19,746	24.0%	$3,683	7.8%
Mutual funds and other	62,641	76.0%	43,651	92.2%
Total equity securities	$82,387	100.0%	$47,334	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at September 30, 2022 and December 31, 2021 would have resulted in a decrease of $16.5 million and $9.5 million, respectively, in the fair value of those securities.
The COVID-19 pandemic has created uncertainty in the financial markets. See further discussion above under “Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Trends—Impact of the COVID-19 Pandemic” regarding the financial impact to us subsequent to March 2020 and our plans to continue monitoring the economic consequences of the COVID-19 pandemic.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of September 30, 2022, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents purchases of our common stock during the three months ended September 30, 2022:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
7/1/2022 - 7/31/2022	—	$—	—	—
8/1/2022 - 8/31/2022	111,410	$12.16	111,410	—
9/1/2022 - 9/30/2022	91,834	$11.53	91,834	814,835
Total	203,244	$11.87	203,244	814,835
(1)Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated based on a closing price at September 30, 2022 of $9.85 per share.

We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
On November 3, 2020, we announced that our Board of Directors authorized the repurchase of up to $20 million of outstanding shares of our common stock through November 3, 2022 (the “November 2022 Share Repurchase Program”). Under the November 2022 Share Repurchase Program, we repurchased 968,915 shares of our common stock from November 2020 through September 30, 2022 at an aggregate cost of approximately $12.0 million. As of September 30, 2022, we have the ability to purchase up to approximately $8.0 million of our common stock under the November 2022 Share Repurchase Program.

Item 6. Exhibits

Exhibit No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10‑K filed on February 24, 2017 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Universal Insurance Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 19, 2017 and incorporated herein by reference)

10.1†	Amendment No. 1 Credit Agreement, dated August 30, 2022, by and between the Company and JPMorgan Chase Bank, N.A.

10.2†	Credit Agreement, dated October 31, 2022, by and between the Company and JPMorgan Chase Bank, N.A.
15.1	Accountants’ Acknowledgment

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included in Exhibit 101)

† Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: November 2, 2022	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer and Principal Executive Officer

Date: November 2, 2022	/s/ Gary Lloyd Ropiecki
Gary Lloyd Ropiecki, Principal Accounting Officer