Form 10-Q/A
period 2022-03-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2023-02-17
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q/A
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

EXPLANATORY NOTE

Universal Insurance Holdings, Inc. (the “Company”) is filing this amendment to the Form 10-Q for the sole purpose of providing the Sarbanes-Oxley certifications of the Company’s Chief Financial Officer, Frank C. Wilcox. There are no other changes to this Form 10-Q, and the Company has not undertaken to update this Form 10-Q in any way, other than to provide these certifications. With the appointment of Gary L. Ropiecki to the role of the Company’s principal accounting officer in March 2022, which role was formerly held by Mr. Wilcox, Mr. Ropiecki began signing the Company’s Form 10-Qs and also signed Sarbanes-Oxley certifications for those quarterly reports as principal accounting officer. In the course of preparing the Form 10-K for the year ended December 31, 2022, the Company realized that Mr. Wilcox should have continued signing the Sarbanes-Oxley certifications for those quarterly reports as the Chief Financial Officer. Accordingly, we are filing this amendment to provide these certifications.

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
0

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

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101)

† Indicates management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: February 17, 2023	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer

Date: February 17, 2023	/s/ Gary Lloyd Ropiecki
Gary Lloyd Ropiecki, Principal Accounting Officer