Form 10-Q/A
period 2022-06-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2023-02-17
CIK 891166

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

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101)

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