Form 10-K
period 2022-12-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2023-02-28
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2022, the last trading day of the registrant’s most recently completed second fiscal quarter: $359,743,055
Indicate the number of shares outstanding of Common Stock of Universal Insurance Holdings, Inc. as of February 21, 2023: 30,431,298.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
Business Strategy
UVE’s strategic focus is on creating a best-in-class experience for our customers and delivering strong shareholder returns across underwriting cycles. While weather-related volatility is an inherent part of property insurance, particularly in coastal markets such as Florida, our strategy includes generating non-risk bearing income that enhances returns in profitable underwriting periods, while serving as a buffer and potentially still allowing for consolidated profitability in challenging underwriting periods. We have more than 20 years of experience providing protection solutions. We continue to focus on disciplined underwriting in opportune markets and maintaining a resilient balance sheet that is enhanced by our reinsurance program. We have made substantial efforts in recent years to innovate across all of our service businesses, including continued development of our digital agency Clovered.com, where we have more than 20 carrier partners, and utilization of digital applications where applicable to adjust claims. We continue to evaluate ways in which we can improve the customer experience across all touchpoints of the insurance value chain.
Products and Services
Insurance Products
UPCIC, our primary risk-bearing insurance entity, which accounts for the substantial majority of our Insurance Entities’ business, primarily distributes policies through our independent agency force and offers the following types of personal residential insurance: homeowners, renters/tenants, condo unit owners, and dwelling/fire. UPCIC also offers allied lines, coverage for other structures, and personal property, liability and personal articles coverages. APPCIC writes similar lines of insurance as UPCIC, but is only licensed in Florida and Georgia and primarily distributes policies through our digital platforms.
Our Insurance Entities, UPCIC and APPCIC, are both currently rated “A” (“Exceptional”) by Demotech, Inc. (“Demotech”) and “A-” by Kroll Bond Rating Agency (“Kroll”), which are rating agencies specializing in evaluating insurer financial strength and stability. Our combined statutory capital surplus was approximately $423.7 million at December 31, 2022.
Risk Management
Our subsidiary, Evolution Risk Advisors, Inc. (“ERA”, formerly Universal Risk Advisors, Inc.), is the managing general agent for the Insurance Entities. In this capacity, ERA advises on actuarial issues, oversees distribution, administers claims payments, performs policy administration and underwriting, and assists with reinsurance negotiations. ERA’s underwriting service evaluates insurance risk and exposures on an individual and portfolio basis and assists the Insurance Entities with pricing risks. All underwriting is performed utilizing our state-filed rate and rule manuals as the basis of our rate-making and risk assessment. ERA collects fees from the Insurance Entities for the services it provides, as well as certain policy fees from insureds. Our subsidiary, Universal Inspection Corporation d/b/a Wicklow Inspection Corporation, complements ERA and our Insurance Entities by conducting inspections as part of our underwriting process.
The Insurance Entities rely heavily on reinsurance to limit potential exposure to catastrophic events. In most years, reinsurance coverage is one of the most significant costs we incur. In conjunction with ERA, our fully-licensed reinsurance intermediary, Blue Atlantic Reinsurance Corporation (“BARC”), partners with a third-party reinsurance broker to place and manage our reinsurance programs for the Insurance Entities. BARC receives commission revenue, net of third-party co-broker fees, from third-party reinsurers in connection with these services, which can serve to mitigate rising reinsurance costs.

As a property and casualty insurance company with a concentration in Florida, natural catastrophes are among the most serious risks facing our customers and communities. Changing climate conditions are increasing the unpredictability of natural catastrophes, such as hurricanes, floods, severe convective storms and wildfires, leading to significant property losses. Our responsive claims team helps to restore our customers’ lives after catastrophic losses. Our enterprise risk management framework, overseen by senior management and the Board, models and assesses loss probabilities. We seek to mitigate catastrophe risk for our customers and shareholders through prudent exposure management, underwriting initiatives, and sensitivity to geographic concentrations as well as through reinsurance as noted above.

Claims Management
Our subsidiary, Universal Adjusting Corporation d/b/a Alder Adjusting (“Alder”), manages our claims processing and adjusting functions from claim inception to conclusion, which we believe allows us to increase efficiency and provide a high level of customer service. Alder’s Fast Track initiative (“Fast Track”) has expedited the claims settlement process to close certain types of claims in as little as 24 hours through prompt analysis and on-site field adjusting. Alder has increased its use of technology to inspect properties and adjust claims. In addition to our in-house claims operation, we assign some field inspections to third-party adjusters. Our relationships with these adjusters enable us to continue to provide high quality and timely service following a catastrophe, such as a hurricane in coastal states, and during any other period of unusually high claim volume. Through our continuous improvement and operational excellence initiatives, we continue to evaluate ways in which we can improve the customer’s claims experience. Alder’s data intelligence allows the Insurance Entities, ERA and our reinsurance partners to identify trends and refine the underwriting process and guidelines to seek adequate price related to risk and identify needed adjustments. Our claims management operations provide cost-effective solutions in servicing claims for the Insurance Entities and generates additional fee income from adjusting claims ceded to reinsurers.
Our in-house claims litigation team continues to focus on more effectively and efficiently protecting our rights in litigation, including through subrogation. Subrogation is the act of seeking reimbursement from a third party that caused an insurance loss to an insured for the amount we paid on the insured’s behalf. Reflecting our efforts to improve and enhance our claims operations and to address emerging claims and litigation trends, approximately 68% of our employees work in our claims management operations. Of these employees, 39% comprise our in-house claims litigation team.
Distribution
We market and sell our products primarily through our network of over 10,000 licensed independent agents (4,100 in Florida). Our strong relationships with our independent agents and their relationships with their customers are critical to our ability to identify, attract and retain profitable business. We actively participate in the recruitment and training of our independent agents and provide each agency with training sessions on topics such as underwriting guidelines and submitting claims. We also engage a third-party market representative to assist in ongoing training and recruitment initiatives in all of the states in which we write business.
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
In addition to distributing our products through our independent agency network, we offer direct-to-consumer online capabilities including through our wholly-owned digital insurance agency, Clovered, which is operational across our multi-state footprint and provides us with direct-to-consumer capabilities. As a personal lines property and casualty insurance agency, Clovered also partners with third-party insurance carriers and offers a wide suite of property and casualty insurance products, allowing us to earn non-risk bearing commission revenue for placing insurance on their behalf.
Investments
Funds in excess of operating needs from the Insurance Entities and UVE are invested in accordance with our investment policy guidelines. The Investment Committee of our Board of Directors (the “Board of Directors” or the “Board”) oversees the investment portfolio and reports overall investment results to our Board, at least on a quarterly basis. The investment activities of the Insurance Entities are subject to regulation and supervision by the Florida Office of Insurance Regulation (“FLOIR”). See below under “—Government Regulation.” The Insurance Entities may only make investments that are consistent with regulatory guidelines, and our investment policies for the Insurance Entities accordingly limit the amount of investments in, among other things, non-investment grade fixed maturity securities (including high-yield bonds), preferred stock and common stock, and prohibit purchasing securities on margin. The primary objectives of our investment portfolio are the preservation of capital and providing adequate liquidity for claims payments and other cash needs. The portfolio’s secondary investment objective is to generate a stable risk-commensurate return with an emphasis on investment income while at the same time maintaining the high-quality standards of the portfolio. Our investment guidelines for fixed-income investments require an average duration of 5 years or less and a portfolio average credit rating of A- or better. In addition, our investment guidelines, including single-issue and aggregate limitations, promote diversification to limit exposure to single-sector risks. While the Insurance Entities and UVE seek to promote diversification of investments in their portfolio, UVE is not subject to the statutory investment guidelines governing insurance companies. Therefore, the investments made by UVE may differ from those made by the Insurance Entities.
See “Part II—Item 8—Note 3 (Investments)” for more information about our investments.
Markets and Competition
Markets
We sell insurance products in the following 19 states: Alabama, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, South Carolina and Virginia. We have additional licenses to write in Tennessee and Wisconsin. During 2022, 83.3% of our overall direct premiums written was in Florida, with the remaining 16.7% in other states. The Florida market as a whole tends to consistently be a top-three personal residential homeowners insurance market in the United States based on direct premiums written, due in large part to higher average pricing levels that are necessary to address the hurricane risk exposure in the state (from June 1 through November 30), the litigation environment and other market conditions.

Hurricanes or other catastrophic events can significantly impact earnings for insurance carriers in Florida and other coastal states, depending on the strength of their reinsurance programs and partners and the level of net retention to which the carriers subscribe. For example, volatility and market dislocation were evident in Florida following Hurricane Andrew in 1992, the 2004 and 2005 hurricane seasons (during which eight hurricanes made landfall in coastal states), as well as following 2017 (Hurricane Irma), 2018 (Hurricanes Michael and Florence) and 2022 (Hurricane Ian). Earnings of insurance carriers can also be affected by years similar to 2020 where there was a heightened frequency of events (e.g., Hurricanes Sally, Isaias, Zeta and Eta). Given the potential for significant personal property damage, the availability of homeowners insurance and claims servicing are vitally important to coastal states’ residents. In hard market cycles, such as Florida is currently experiencing, the availability of homeowners insurance can be negatively affected by insurers’ available capacity to absorb risks, their rate levels in relation to anticipated losses, loss adjustment expenses and reinsurance costs, and uncertainties regarding the future effectiveness of reforms designed to combat abuses. The benefits of UVE’s reinsurance strategy in 2022 and the specific programs are further discussed below and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Competition
The market for homeowners insurance typically is highly competitive. In many of the states in which we write business, we compete with small or regional insurers that might have greater familiarity with the local markets than we do. We also compete with large national insurers, many of which have substantial brand awareness, experience and capital resources. Within the Florida marketplace, due to the dislocating weather events of recent years and other market conditions, such as a proliferation of first-party litigation, competition from other admitted market insurers has waned as a result of some insurers having shown reduced willingness, or in some cases lack of capital, to continue writing business in accordance with state regulations and rating agency requirements. Although the timing is uncertain, we expect the lull in admitted market competition to be advantageous to companies with sufficient capital, and expect long term competition to normalize as either new capital explores opportunities that might arise or as premiums and products of existing market participants adjust to the current market dynamics.
The personal residential homeowners insurance industry is strictly regulated. As a result, it is difficult for insurance companies to differentiate their products, which creates low barriers to entry (other than regulatory capital and other requirements) and in typical circumstances results in a highly competitive market based largely on price and the customer experience. The nature, size and experience of our primary competitors varies across the states in which we do business.
Several states, including Florida, have insurance mechanisms that provide insurance to consumers who are not otherwise able to obtain coverage in the private insurance market. The largest such insurance mechanism is Florida’s Citizens Property Insurance Corporation (“Citizens”). The degree to which these state-authorized insurance mechanisms compete with private insurers such as the Insurance Entities varies over time depending on market and public policy considerations beyond our control. Currently, due to adverse market conditions including the proliferation of claims-related litigation in Florida, UPCIC and other authorized insurers have implemented rate increases in Florida that in many instances have exceeded and continue to exceed the amount by which Citizens may increase its rates in any single year. Citizens’ rate changes are limited by law, and accordingly, in times of rising insurance rates such as in recent years and continuing currently, its premiums can significantly lag those of the authorized market. This in turn causes Citizens to increasingly become the low-cost option for many policyholders; in essence, Citizens has a statutorily-created, and ultimately consumer-subsidized, pricing advantage over authorized insurers operating in the state, including the Insurance Entities. This is evidenced by the rapid growth in Citizens’ policy count, which began in late 2019 and still continues in the current market.

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
The premiums we charge are based on rates specific to individual risks and locations and are generally subject to regulatory review. We periodically submit our rate revisions to regulators as required by law or as we deem necessary or appropriate for our business. The premiums we charge to policyholders are affected by legislative enactments and administrative rules, including state-mandated programs in Florida requiring residential property insurance companies like us to provide premium discounts when policyholders verify that insured properties have certain construction features, such as windstorm loss reduction techniques or devices.
Customer Experience
Drivers of the customer experience include reliability and value, financial strength and ease-of-use. We strive to provide excellent reliability and value through the strength of our distribution networks, high-quality service to our policyholders and independent agents, our claims handling ability and product features tailored to our markets.
The current trends in the industry in regard to ease-of-use suggest an increased focus on utilizing technology in the distribution channel, enabling technology and machine learning in the underwriting domain, as well as utilizing actionable intelligence in claims management services. We strive to improve the customer experience across all consumer touch points. We are committed to delivering solutions that enable the consumer to prepare, protect and recover from losses as well as to learn about insurance. We believe effective integration and knowledge transfer to the consumer will result in improved customer satisfaction and encourage consumer retention. In addition, UVE’s strong operating teams and streamlined in-house value-added services strive to provide value to consumers through operating efficiencies across the business. Our monthly weighted average renewal retention rate for the year ended December 31, 2022 was 85.0%.
Reinsurance
Reinsurance enables the Insurance Entities to limit potential exposures to catastrophic events. Reinsurance contracts are typically classified as treaty or facultative contracts. Treaty reinsurance provides coverage for all or a portion of a specified group or class of risks ceded by the primary insurer, while facultative reinsurance provides coverage for specific individual risks. Within each classification, reinsurance can be further classified as quota share or excess of loss. Quota-share reinsurance is where the primary insurer and the reinsurer share proportionally or pro-rata in the direct premiums and losses of the insurer. Excess-of-loss reinsurance indemnifies the primary insurer for all or a portion of the loss in excess of an agreed upon amount or retention.
Developing and implementing our reinsurance strategy to adequately protect our balance sheet and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key strategic priority for UVE. For 2022, the Insurance Entities utilized excess of loss reinsurance in various forms. The benefits of the reinsurance strategy in 2022 and the specific programs are further discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
In order to limit our potential exposure to catastrophic events, the Insurance Entities purchase significant reinsurance from a variety of third-party reinsurers, including traditional reinsurers, alternative capital providers (e.g., via catastrophe bonds) and government entities such as the Florida Hurricane Catastrophe Fund (the “FHCF”). The Florida Office of Insurance Regulation (“FLOIR”) requires the Insurance Entities, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ respective 2022-2023 reinsurance programs meet the FLOIR’s requirements, which are based on, among other things, successfully demonstrating cohesive and comprehensive reinsurance programs that satisfy a series of stress test catastrophe loss scenarios based on past historical events. Similarly, the Insurance Entities’ respective 2022-2023 reinsurance programs meet the stress test and review requirements of Demotech’s Financial Stability Rating® of “A” (Exceptional) and Kroll’s insurer financial strength ratings of “A-”.

FHCF is a statutorily-created entity in Florida that provides a layer of reimbursement (reinsurance) protection at a price that is typically lower than what would otherwise be available in the third-party reinsurance market. The purpose of the FHCF is to protect and advance the state’s interest in maintaining residential property insurance capacity in Florida by providing reimbursements to insurers for a portion of their Florida hurricane losses. Most property and casualty insurers operating in Florida, including the Insurance Entities, are subject to assessment if the FHCF lacks sufficient claims-paying resources to meet its reimbursement obligations to insurers. When applicable, FHCF assessments are added to policyholders’ premiums and are collected and remitted by the insurers, including the Insurance Entities. All homeowners insurance companies that write business in Florida, including the Insurance Entities, are required to obtain a specified minimum level of reimbursement protection through the FHCF. In addition, the Florida legislature from time to time has adopted programs of limited duration and amount by which insurance companies are able to optionally purchase additional coverage administered by the FHCF. The Insurance Entities currently purchase reimbursement protection at the maximum level of mandatory coverage offered by the FHCF. Currently, the FHCF provides $17 billion of aggregate capacity annually to its participating insurers, which may be adjusted by statute from time to time and which is allocated among participating insurers according to factors such as the participating insurers’ relative hurricane exposures and their respective coverage elections. In 2022, the Florida legislature authorized additional reinsurance support through a no-cost program called Reinsurance to Assist Policyholders (“ RAP”), in which the Insurance Entities are required to participate in either 2022 or 2023. The Insurance Entities deferred their participation until the contract year beginning June 1, 2023. The Florida legislature also has adopted a program known as the Florida Optional Reinsurance Assistance program (“FORA”) in which participating insurers such as the Insurance Entities have the option, but not an obligation, to purchase certain additional coverage for the contract year beginning June 1, 2023, at a price established by the legislature.
We believe the Insurance Entities’ retentions under their respective reinsurance programs are appropriate and structured to protect our customers. We evaluate the sufficiency of our reinsurance programs by subjecting the Insurance Entities’ personal residential exposures to statistical testing using a third-party hurricane model. This model combines simulations of the natural occurrence patterns and characteristics of hurricanes, tornadoes, earthquakes and other catastrophes with information on property values, construction types and occupancy classes. Simulations are based on historical events over both long-term or short-term time periods, which inherently recognize trends caused by climate change. The model outputs provide information concerning the potential for large losses before they occur, so companies can prepare for their financial impact. Furthermore, as part of our operational excellence initiatives, we continually look to enable new technology to refine our data intelligence on catastrophe risk modeling.
Seasonality
The nature of our business tends to be seasonal during the year, reflecting consumer behaviors in connection with the Florida residential real estate market and the hurricane season. We have historically experienced higher direct premiums written in the second and third quarters of our fiscal year and lower direct premiums written in the first and fourth quarters of our fiscal year. Correspondingly, we have historically experienced a higher volume of claims submitted in the third and fourth quarters of our fiscal year during and immediately subsequent to the peak of hurricane season, and a lower volume of claims submitted in the first and second quarters of our fiscal year.

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

State insurance laws and regulations affect substantially all aspects of our business. Accordingly, interpretations of those laws and changes to those laws over time have significant impacts on our business, whether favorable or unfavorable. The Florida residential property insurance market, which comprises the largest portion of our business, has been characterized for many years by increasing losses and loss adjustment expenses due largely to statutes and judicial interpretations allowing policyholders to assign post-loss claims benefits to third-party vendors, providing for plaintiffs suing insurers to recover attorneys’ fees against insurers without providing a corresponding right to insurers, establishing exceedingly long periods for policyholders to file claims even following catastrophic events, and otherwise fostering a favorable environment for inflated and questionable claims. Although these conditions had persisted for several years and previously had been identified as growing concerns, the Florida legislature first attempted to adopt meaningful reforms in 2019. These changes, followed by additional changes in 2021 and early 2022, were intended to address symptoms of Florida’s deteriorating residential property insurance market. However, in each case, these reforms either were not effective or merely served to slow the pace of the market’s deterioration but did not address the underlying causes and therefore were not effective in stemming the adverse loss and loss adjustment expense environment that plagued the market.

In December 2022, the Florida legislature convened in special session to pass another reform bill, this time purporting to more definitively address the key underlying drivers of the insurance market’s deterioration. The December 2022 reforms include eliminating policyholders’ statutory one-way right to attorneys’ fees; prohibiting the assignment of post-loss benefits under residential property insurance policies; establishing a clearer standard for policyholders to substantiate bad faith actions; and improving the usefulness of Florida’s offer of judgment statute in resolving disputes. Although lawmakers involved in drafting the December 2022 reforms have stated that the new laws will take some time to produce beneficial changes for the Florida residential property insurance market as a whole, many of the key reforms became effective as of or soon after December 16, 2022. Therefore, some of the recent reforms, when coupled with steps previously taken by the Insurance Entities in response to market conditions and prior law changes, may begin to have a favorable near-term impact on the Insurance Entities’ loss and LAE experience. The Insurance Entities are monitoring these impacts closely and will continue to do so as they fully implement the reforms adopted on December 16, 2022. The long-term effectiveness of these changes will depend on many factors, including, but not limited to, the manner in which the reforms are interpreted by courts and applied by regulatory authorities, our effectiveness in implementing operational and procedural changes to account for the reform, the impact of the changes on policyholders, public adjusters, vendors and attorneys, and the impact of economic conditions such as inflation on claims costs and related expenses.
Examinations
As part of their regulatory oversight process, state insurance departments conduct periodic financial examinations of the books, records, accounts and operations of insurance companies that are authorized to transact business in their states. In general, insurance regulatory authorities defer to the insurance regulatory authority in the state in which an insurer is domiciled; however, insurance regulatory authorities in any state in which we operate may conduct examinations at their discretion. Under Florida law, the periodic financial examinations generally occur every five years, although the FLOIR or other states may conduct limited or full scope reviews more frequently. In addition, the state insurance regulatory authorities in states where the Insurance Entities operate from time to time make inquiries, conduct investigations and administer market conduct examinations with respect to the Insurance Entities’ compliance with applicable insurance laws and regulations. These inquiries or examinations may address, among other things, the form and content of disclosures to consumers, advertising, sales practices, underwriting and claims practices, cancellation and nonrenewal procedures and complaint handling. The reports arising from insurance authorities’ examination processes typically are available to the public at the conclusion of the examinations. In addition, insurance companies and other companies are subject to other types of audits, examinations or other similar inquiries by governmental authorities based on the nature of the business they conduct.
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
Florida holding company laws also require certain insurers to submit an Own Risk and Solvency Assessment, or ORSA, summary report to the FLOIR each year, summarizing the insurer’s evaluation of the adequacy of its risk management framework. The Company filed its most recent ORSA summary report in May 2022.
Capital Requirements
State insurance authorities monitor insurance companies’ solvency and capital requirements using various statutory requirements and industry ratios. Initially, states require minimum capital levels based on the lines of business written by a company and set requirements regarding the ongoing amount and composition of capital. Certain state regulators also require state deposits in their respective states. See “Part II—Item 8—Note 5 (Insurance Operations)” for more information about state deposits. As a company grows, additional capital measures and standards may be implemented by a regulator. Regulatory authorities use a risk-based capital (“RBC”) model published by the National Association of Insurance Commissioners (“NAIC”) to monitor and regulate the capital adequacy and solvency of licensed property and casualty insurance companies. These guidelines measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing, (ii) declines in asset values arising from credit risk and (iii) other business risks. Most states, including Florida, have enacted the NAIC guidelines as statutory requirements, and insurers having less surplus than required by applicable statutes and ratios are subject to varying degrees of regulatory action depending on the level of capital inadequacy. As of December 31, 2022, the Insurance Entities’ RBC ratios exceed applicable statutory requirements.
Restrictions on Dividends and Distributions
As a holding company with no significant business operations of its own, we rely on dividend payments from our subsidiaries as our principal source of cash to pay shareholder dividends, purchase our common shares, support subsidiary operations and development, and meet our short- and long-term obligations. Dividends paid by our subsidiaries other than the Insurance Entities are not subject to the statutory restrictions set forth in the Florida Insurance Code. Dividends paid by UVE to our shareholders in 2022 were paid from the earnings of UVE and our subsidiaries other than the Insurance Entities.
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
Underwriting and Marketing Restrictions
From time to time, regulatory and legislative bodies in Florida and in other states have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations (i) restrict certain policy non-renewals or cancellations and require advance notice on certain policy non-renewals and (ii) from a practical standpoint, limit or delay rate changes for a specified period during or after a catastrophe event. Most states, including Florida, also have insurance laws requiring that rate schedules and other information be filed for review by the insurance regulatory authority. The insurance regulatory authority may disapprove a rate filing if it finds that the proposed rates would be inadequate, excessive or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by many factors including class of business, hazard covered, risk location and size of risk.
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
Statutory Insurance Organizations
Many states in which the Insurance Entities operate have statutorily-mandated insurance organizations or other insurance mechanisms in which the Insurance Entities are required to participate or to potentially pay assessments. Each state has insurance guaranty association laws providing for the payment of policyholders’ claims when insurance companies doing business in that state become insolvent. These guaranty associations typically are funded by assets of the failed insurance companies and by assessments on insurance companies transacting business in the respective states. When the Insurance Entities are subject to assessments, in some instances they must remit the assessed amounts to the guaranty associations. The Insurance Entities subsequently seek to recover the assessed amounts through recoupments from policyholders. In other instances, the Insurance Entities might be directed to collect assessments by adding a surcharge to their policies and remitting the collected amounts to the guaranty associations. This surcharge approach, which is currently in effect in Florida, does not result in out-of-pocket payments by the Insurance Entities that must be recovered through recoupments. However, in the event the Insurance Entities are required to pay assessments up front and recover those amounts through recoupments, they might not be able to fully recoup the amounts of those assessments. Such unrecovered amounts can be credited against future assessments, or the remaining receivable may be written off. While we cannot predict the amount or timing of future guaranty association assessments, we believe that any such assessments will not have a material effect on our financial position or results of operations.

Human Capital Resources
The Company is a vertically integrated insurance holding company with its employees performing substantially all insurance and support related services for our Insurance Entities, including policy underwriting, marketing, online distribution, risk management and claims management. As of February 3, 2023, we had 1,223 full-time employees, of whom 93% are based in Florida. Approximately 68% of our employees work in our claims management operations. Our in-house claims litigation team represents 39% of our full-time employees.. In the event we experience an unusually high volume of claims due to a hurricane or severe weather event, in addition to cross-trained staff, the Company utilizes outsourced third-party adjusters and outsourced call center support to maintain regulatory and internal service standards.
Our business is dependent on adequate levels of staff to service our new business and policies in force, process reported claims and provide support services to the Company. Support services consist of technology, human resources, finance, corporate and internal audit teams. We anticipate staffing needs and make changes to our staff to assure our regulatory requirements are met and our service standards to customers are achieved.
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
RISKS RELATING TO OUR BUSINESS AND OPERATIONS
As a property and casualty insurer, we may face significant losses, and our financial results may vary from period to period, due to exposure to catastrophic events and severe weather conditions, the frequency and severity of which could be affected by climate change.

Because of the exposure of our property and casualty business to catastrophic events, our operating results and financial condition have varied significantly from one period to the next, and our historical results of operations may not be indicative of future results of operations. Property damage resulting from catastrophes is the greatest risk of loss we face in the ordinary course of our business. Catastrophes can be caused by various natural disasters, including but not limited to hurricanes, wildfires, tornadoes, tropical storms, sinkholes, windstorms, hailstorms, severe winter weather and earthquakes. The frequency and severity of property insurance claims generally increase when catastrophic events and severe weather conditions occur.

There is a growing consensus that changing climate conditions are leading to increased frequency and severity of catastrophic events or severe weather conditions which, in addition to the attendant increase in claims-related costs, may also cause an increase in our reinsurance costs and/or negatively impact our ability to provide insurance to our policyholders in the future. In addition, increased catastrophic events could result in increased credit exposure to the reinsurers with which we transact business. Our actual losses from catastrophic events might exceed levels protected against by the Insurance Entities’ respective reinsurance programs or might be larger than anticipated if one or more of our reinsurers fail to meet their obligations. In general, climate change may affect the occurrence of certain natural events, such as increasing the frequency or severity of wind, tornado, hailstorm and thunderstorm events due to increased convection in the atmosphere. There could also be more frequent wildfires in certain geographies, more flooding and the potential for increased severity of hurricanes due to higher sea surface temperatures. As a result, incurred losses from such events and the demand, price and availability of reinsurance coverages for homeowners insurance may be affected.

The loss estimates developed by the models we use are dependent upon assumptions or scenarios incorporated by a third-party developer and by us. When these assumptions or scenarios do not reflect the characteristics of catastrophic events that affect areas covered by our policies or the resulting economic conditions, then we become exposed to losses not covered by our reinsurance program, which could adversely affect our financial condition, profitability and results of operations. Further, although we use widely recognized and commercially available models to estimate our exposure to loss and LAE from hurricanes and certain other catastrophes, other models exist that might produce a wider or more narrow range of loss estimates, or loss estimates from perils considered less significant to our insured risks, such as wildfires. See “—We rely on models as a tool to evaluate risk, and those models are inherently uncertain and may not accurately predict existing or future losses.” Despite our catastrophe management programs, we retain material exposure to catastrophic events. Additionally, the models themselves produce a range of results and associated probabilities of occurrence from which we can assess risks of exposure to catastrophic loss. Extreme catastrophe scenarios exist within the modeling results that may also have a material adverse effect on our results of operations during any reporting period due to increases in our losses and LAE. Our liquidity could also be constrained by a catastrophe, or multiple catastrophes, which could have a negative impact on our business. Catastrophes have eroded and in the future may erode our statutory surplus or ability to obtain adequate reinsurance which could negatively affect our ability to write new or renewal business. Catastrophic claim severity is impacted by the effects of inflation and increases in insured value and factors such as the overall claims, legal and litigation environments in affected areas, in addition to the geographic concentration of insured property.

Changing climate conditions may adversely affect our financial condition, profitability or cash flows.

Longer-term weather trends may be changing, and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with greenhouse gases and extreme weather events linked to rising temperatures, including effects on global weather patterns, sea, land and air temperature, sea levels, rain and snow. To the extent the frequency or severity of weather events is exacerbated due to climate change, we may experience increases in catastrophe losses in both coastal and non-coastal areas. This may cause an increase in claims-related and/or reinsurance costs or may negatively affect our ability to provide homeowners insurance to our policyholders in the future. In addition, we cannot predict how legal, regulatory and societal responses to concerns around climate change may impact our business. The inherent uncertainties associated with studying, understanding and modeling changing climate conditions, available analyses and models in this area typically relate to potential meteorological or sea level impacts and generally are not intended to analyze or predict impacts on insured losses.

Because we conduct the majority of our business in Florida, our financial results depend on the regulatory, economic and weather conditions in Florida.

Though we are licensed to transact insurance business in other states, we write a majority of our policies in Florida. Because of our concentration in Florida, and in particular in Broward, Palm Beach and Miami-Dade counties, we are exposed to hurricanes and windstorms and other catastrophes affecting Florida. We have incurred and may in the future incur catastrophe losses in Florida or elsewhere in excess of those experienced in prior years; those estimated by catastrophe models we use; the average expected level used in pricing; and our current reinsurance coverage limits. We are also subject to claims arising from non-catastrophic weather events such as rain, hail and high winds. Additionally, in Florida, the prevalence of represented and litigated claims has led to an increase in the frequency and severity of costs associated with both catastrophe claims and non-catastrophe claims. The nature and level of future catastrophes, the incidence and severity of weather conditions in any future period, and the impact of catastrophes on behaviors related to non-catastrophe claims cannot be predicted and could materially and adversely impact our operations.

Therefore, prevailing regulatory, consumer behavior, legal, economic, political, demographic, competitive, weather and other conditions in Florida disproportionately affect our revenues and profitability. The Florida legislature changes laws related to property insurance almost annually, and more often in recent years. While some of these law changes have been designed to reduce abuses in the Florida market and reinvigorate admitted market interest in expanding writings, other law changes have imposed new or increased requirements on insurers that might prove to be detrimental to our business. In addition, changes to Florida’s insurance laws often are followed by extended implementation periods, ensuing regulatory rule making timelines, and even periods of uncertainty as opponents of the changes challenge them in court. Resulting delays in the effectiveness of new laws, even when intended to be beneficial for the insurance industry, limit or delay their impact on our business.

Adverse changes in these conditions have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified throughout the United States. Further, a single catastrophic event, or a series of such events, specifically affecting Florida, particularly in the more densely populated areas of the state, have had and could in the future have a disproportionately adverse impact on our business, financial condition and results of operations. This is particularly true in certain Florida counties where we write a high concentration of policies such that a catastrophic event, or series of catastrophic events, in these counties have had and could in the future have a significant impact on our business, financial condition and results of operations. The fact that our business is concentrated in Florida subjects us to increased exposure to certain catastrophic events and destructive weather patterns such as hurricanes, tropical storms and tornadoes and to the ensuing claims-related behaviors that have characterized the Florida market in recent years.
Actual claims incurred have exceeded, and in the future may exceed, reserves established for claims, adversely affecting our operating results and financial condition.
We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and LAE for reported and unreported claims as of the end of each accounting period. The reserve for losses and LAE is reported net of receivables for subrogation. Recorded claim reserves in the property and casualty business are based on our best estimates of what the ultimate settlement and administration of claims will cost, both reported and incurred but not reported (“IBNR”). These estimates, which generally involve actuarial projections, are based on management’s assessment of known facts and circumstances, including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims and contractual terms. External factors are also considered, which include but are not limited to changes in the law, court decisions, changes to regulatory requirements, economic conditions including inflation as experienced in recent years, and consumer behavior. Many of these factors are not quantifiable and are subject to change over time. The current Florida homeowners’ insurance market is adversely impacted by changes in claimant behaviors resulting in losses and LAE exceeding historical trends, amounts experienced in other states, and amounts we previously estimated. The increases in losses and LAE are attributable to the active solicitation of claims activity by policyholder representatives, high levels of represented claims compared to historical patterns or patterns seen in other states, and a proliferation of inflated claims filed by policyholder representatives and vendors. These trends are facilitated by Florida’s legal climate, including the threat of one-way attorneys’ fees against insurers pursuant to a statute that existed prior to December 16, 2022, and the relatively high cost of defending against inflated claims in relation to amounts in dispute.
Additionally, there sometimes is a significant reporting lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time elapse before a definitive determination of liability is made. The deterioration in the current Florida market also has produced an increased number of claims that are filed or re-opened well after the alleged dates of loss. We continually refine reserve estimates as experience develops and as subsequent claims are reported and settled. Adjustments to reserves are reflected in the financial statement results of the periods in which such estimates are changed. The adverse conditions in Florida and inflationary pressure causing increases in the costs of building materials and labor have resulted in our paid losses exceeding prior reserve estimates and in increases in our current estimates of unpaid losses and LAE. Because setting reserves is inherently uncertain and claims conditions change over time, the ultimate cost of losses has varied and, in the future, may vary materially from recorded reserves, and such variance may continue to adversely affect our operating results and financial condition. The full extent of the ongoing disruptions and claims behaviors in the Florida market, and the extent to which legislative efforts aimed at mitigating these concerns will be successful, is unknown and still unfolding.

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

If we fail to adequately price the risks we underwrite, or if emerging trends outpace our ability to adjust prices timely, or if we lose desirable exposures to competitors by overpricing our risks, we may experience underwriting losses depleting surplus at the Insurance Entities and capital at the holding company.

Our results of operations and financial condition depend on our ability to underwrite and set premiums adequately for a variety of risks while remaining competitive. Rate adequacy is necessary to generate sufficient premiums to pay losses, LAE, reinsurance costs and underwriting expenses and to earn a reasonable profit. We endeavor to price our products adequately by collecting and analyzing a substantial amount of data; developing, testing and applying relevant ratings formulas and methodologies; closely monitoring and seeking to timely recognize changes in cost trends; and projecting both severity and frequency of losses and other costs including loss adjustment expenses, reinsurance costs and other underwriting costs. We utilize industry insurance data, internal claims experience and both internal and external actuarial experience during the rate making process. During the establishment of underwriting standards and the analogous rate making process we also collect and leverage data points related to age, location and relevant construction characteristics of properties and establish insurance-to-value estimates to help ensure adequate pricing. While addressing price adequacy, management needs to anticipate and navigate potential impacts to market share and competition.

Our ability to adequately price our products, anticipate market response and generate underwriting profits is subject to a number of risks and uncertainties, some of which are outside our control, including:

•the availability of sufficient and reliable data;
•regulatory review periods or delays in reviewing and approving filed rate changes or our failure to gain regulatory approval;
•the uncertainties that inherently underlie estimates and assumptions;
•our ability to timely identify or anticipate unforeseen adverse trends or other emerging costs in the rate making process;
•inflationary pressures on labor and materials, including supply chain disruptions;
•the effect of climate change on frequency and severity of insured events from severe weather;
•uncertainties regarding the impact of law changes and their interpretations, including the near-term and long-term effects, if any, of the law changes on claims handling and resolution practices, repair and restoration costs, consumer behaviors, activities by public adjusters and policyholders’ attorneys, and judicial decisions: and
•adverse changes to statutes, rules or judicial precedent that are not contemplated in existing rate levels and are not addressed or mitigated by current underwriting criteria or policy forms.

As a result, we could underprice risks which in the past has, and in the future could, result in significant underwriting losses negatively impacting the profitability and financial condition of our Insurance Entities and the consolidated group. We also could overprice our risks, thereby making our products relatively less attractive than other alternatives, negatively impacting our competitive position and potentially leading to a reduction in demand for our products and our market share.

In either event, our profitability could be materially and adversely affected. If our policies are overpriced or underpriced by geographic area, policy type or other characteristics, we may not be able to achieve desirable diversification of our risks. These concerns are compounded when Florida’s statutorily-created residual property insurance market, Citizens Property Insurance Corporation (“Citizens”), provides insurance based on rates substantially below its actuarial indication and at resulting premiums lower than those of admitted insurers such as the Insurance Entities.
Unanticipated increases in the severity or frequency of claims adversely affect our profitability and financial condition.
Changes in the severity or frequency of claims affect our profitability. Changes in homeowners’ claim severity can be and have been driven by inflation in the construction industry, in building materials and in home furnishings, as well as by other economic and environmental factors, including increased demand for services and supplies in areas affected by catastrophes, supply chain disruptions and labor shortages, and prevailing attitudes towards insurers and the claims process, including increases in the number of litigated claims or claims involving representation. However, changes in the level of the severity of claims are not limited to the effects of inflation and demand surge in these various sectors of the economy. Increases in claim severity can also arise from unexpected events that are inherently difficult to predict. In addition, significant long-term increases in claim frequency also have an adverse effect on our operating results and financial condition. Further, the level of claim frequency we experience varies from period to period, or from region to region. Claim frequency can be influenced by natural conditions such as the number and types of severe weather events affecting areas where we write policies as well as by factors such as the prevalence of solicited and represented claims. Although we pursue various loss management initiatives in order to mitigate future increases in claim severity and frequency, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity and frequency.
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
Pandemics, including COVID-19 and other outbreaks of disease, could impact our business, financial results, and growth.
Pandemics and other outbreaks of disease can have significant and wide-spread impacts. As we saw with the initial phase of the COVID-19 pandemic, outbreaks of disease can cause governments, public institutions and other organizations to impose or recommend, and businesses and individuals to implement, restrictions on various activities or take other actions to combat the disease’s spread, such as warnings, restrictions and bans on travel, transportation or in-person gatherings; and local or regional closures or lockdowns. Outbreaks of disease, and actions taken in response to the outbreak, could in the future materially negatively impact, our workforce as well as our business, operations, and financial results in many ways, both directly and indirectly.

Although we have not seen a direct material impact from COVID-19 on our business, our financial position, our liquidity, or our ability to service our policyholders and maintain critical operations, indirectly, inflationary pressures, in part due to supply chain and labor constraints during the COVID-19 pandemic, have affected and continue to affect claims costs and, to a lesser degree, other expenses. In general, other effects of a pandemic may include significant volatility and disruption of the global financial markets and limitations on access to sources of liquidity, among others.

The extent to which COVID-19 impacts our business, directly or indirectly, will depend on future developments – including any variants of COVID-19, the availability of effective treatments and the distribution of vaccines. To the extent the COVID-19 pandemic adversely affects our future business and financial results, it may also have the effect of heightening many of the other risks we discuss in this section. Similarly, other pandemics or other outbreaks of disease might create conditions and cause responses that differ from those experienced with COVID-19 in ways we cannot predict, which also could adversely affect our future business and financial results and could compound other risks discussed in this section.
Because we rely on independent insurance agents, the loss of these independent agent relationships and the business they control or our ability to attract new independent agents could have an adverse impact on our business.
We currently market our policies to a broad range of prospective policyholders through approximately 4,100 independent insurance agents in Florida as well as approximately 5,900 independent insurance agents outside of Florida. As a result, our business depends on the marketing efforts of these independent agents and on our ability to offer products and services that meet their and their customers’ requirements. These independent insurance agents maintain the primary customer relationship. Independent agents typically represent other insurance companies in addition to representing us, and such agents are not obligated to sell or promote our products. Other insurance companies may pay higher commissions than we do, provide services to the agents that we do not provide, or may be more attractive to the agents than we are. In Florida the statutorily-created residual market currently offers policies at premium levels that in many areas and for most coverage types are lower than premiums the Insurance Entities charge, which are subject to regulatory review, governed by actuarial standards, and cannot be inadequate, excessive or unfairly discriminatory. We cannot provide assurance that we will retain our current relationships, or be able to establish new relationships, with independent agents. The loss of these marketing relationships could adversely affect our ability to attract new agents, retain our agency network, or write new or renewal insurance policies, which could materially adversely affect our business, financial condition and results of operations.
We rely on models as a tool to evaluate risk, and those models are inherently uncertain and may not accurately predict existing or future losses.
Along with other insurers in the industry, we use models developed by third-party vendors in assessing our exposure to catastrophe losses, and these models assume various conditions and probability scenarios, most of which are not known to us or are not within our control. These models may not accurately predict future losses or accurately measure losses incurred. Catastrophe models, which have been evolving since the early 1990s, use historical information about various catastrophes, detailed information about our in-force business and certain assumptions or judgments, that are proprietary to the modeling firms. While we use this information in connection with our pricing and risk management activities, there are limitations with respect to their usefulness in predicting losses in any reporting period. Examples of these limitations are significant variations in estimates between models and modelers and material increases and decreases in model results due to changes and refinements of the underlying data elements and assumptions, including with respect to the risks arising from climate change. Such limitations lead to questionable predictive capability and post-event measurements that have not been well understood or proven to be sufficiently reliable. In addition, the models are not necessarily reflective of company or state-specific policy language, demand surge for labor and materials, consumer behavior, prevailing or changing claims, legal and litigation environments, or loss settlement expenses, all of which are subject to wide variation by catastrophe. For these reasons and other factors that might not be known to us, the accuracy of models in estimating insured losses from prior storms has varied considerably by catastrophe when compared to actual results from those catastrophes.
Reinsurance may be unavailable in the future at reasonable levels and prices or on reasonable terms, which may limit our ability to write new business or to adequately mitigate our exposure to loss.
Our reinsurance program is designed to mitigate our exposure to catastrophes. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase and the ability of the FHCF to reimburse insurers at levels contemplated by their reimbursement contracts. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same or similar terms and rates as are currently available. In addition, our ability to afford reinsurance to reduce our catastrophe risk may be dependent upon our ability to adequately and timely adjust premium rates for our costs, and there are no assurances that the terms and rates for our current reinsurance program will continue to be available next year or that we will be able to adjust our premiums. The Insurance Entities are responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by our reinsurance program and the FHCF, and for losses that otherwise are not covered by the reinsurance program. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices and terms that we consider acceptable, we would have to either accept an increase in our exposure risk, reduce our insurance writings, seek rate adjustments at levels that might not be approved or might adversely affect policy retention, or develop or seek other alternatives, which could have an adverse effect on our profitability and results of operations.
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
The property and casualty insurance market is cyclical and has experienced periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. As premium levels increase, and competitors perceive an increased opportunity for profitability, new entrants to the market or expansion by existing participants lead to increased competition, a reduction in premium rates, less favorable policy terms and fewer opportunities to underwrite insurance risks. In addition, certain law changes take effect only with respect to new or renewal policies issued after the changes are adopted, which can favor new entrants to the market over insurers like the Insurance Entities that continue to service policies issued before the law changes and claims received under those policies. These conditions can have a material adverse effect on our results of operations and cash flows. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers, including changes resulting from multiple and/or catastrophic hurricanes and from increases in represented and litigated claims, affect the cycles of the property and casualty insurance business significantly. Negative market conditions can impair our ability to write insurance at rates that we consider adequate and appropriate relative to the risk written. To the extent that we cannot write insurance at appropriate rates, our business would be materially and adversely affected. We cannot predict whether market conditions will improve, remain constant or deteriorate. An extended period of negative market conditions could have a material adverse effect on our business, financial condition and results of operations.
We have entered new markets and expect that we will continue to do so, but there can be no assurance that our diversification and growth strategy will be effective.
We seek to take advantage of prudent opportunities to expand our core business into other states where we believe the independent agent distribution channel is strong. As a result of a number of factors, including the difficulties of finding appropriate expansion opportunities and the challenges of operating in unfamiliar markets, there can be no assurance that we will be successful in this diversification even after investing significant time and resources to develop and market products and services in additional states. Initial timetables for expansion may not be achieved, and price and profitability targets may not be feasible. Because our business and experience are based substantially on the Florida insurance market, we may not understand all of the risks associated with entering into an unfamiliar market. For example, the occurrence of significant winter storms in certain states we have expanded into has in some circumstances limited the effectiveness of our revenue and risk diversification strategy by decreasing revenue we expected to receive outside of the Florida hurricane season or increasing our overall risk in ways we had not anticipated when entering those markets. This inexperience in certain new markets could affect our ability to price risks adequately and develop effective underwriting standards. External factors, such as compliance with state regulations, especially when different than the regulations of other states in which we do business, obtaining new licenses, competitive alternatives, processes and time periods associated with adjusting product forms and rates, and shifting customer preferences, may also affect the successful implementation of our geographic growth strategy. Such external factors and requirements may increase our costs and potentially affect the speed with which we will be able to pursue new market opportunities. There can be no assurance that we will be successful in expanding into any one state or combination of states. Failure to manage these risks successfully could have a material adverse effect on our business, results of operations and financial condition.
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
From time to time, we are subject to civil or administrative actions and litigation. This is especially the case in Florida, where insurance companies, including the Insurance Entities, have experienced high rates of first-party litigation due largely to the state’s one-way attorneys’ fee statute and resulting institutionalization of a litigation-oriented climate and to the ability of vendors to take assignments of policyholders’ post-loss claims benefits. Although we strive to pay meritorious claims in a fair and prompt manner, civil litigation can result when we do not pay insurance claims in the amounts or at the times demanded by policyholders or their representatives or assignees. We also may be subject to litigation or administrative actions arising from the conduct of our business and the regulatory authority of state insurance departments or other agencies having oversight or enforcement authority over the various aspects of our business. Further, we are subject to other types of litigation inherent in operating our businesses, employing personnel, contracting with vendors and otherwise carrying out our affairs. As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage have arisen and may in the future arise, including judicial expansion of policy coverage and the impact of new theories of liability, plaintiffs targeting property and casualty insurers in purported class-action litigation relating to claims-handling and other practices, and adverse changes in loss cost trends, including inflationary pressures in home repair costs or other legal or regulatory conditions incentivizing increases in disputed or litigated claims. Multiparty or class action claims and similar types of actions, especially when incentivized by potential recoveries by representative plaintiffs and their attorneys, present additional exposure to substantial economic, non-economic or punitive damage awards. Litigation or regulatory matters have negatively affected and may in the future negatively affect us by resulting in the payment of substantial awards or settlements, increasing legal and compliance costs, requiring us to change certain aspects of our business operations, diverting management attention from other business issues, harming our reputation with agents and customers or making it more difficult to retain current customers and to recruit and retain employees or agents.
Our future results are dependent in part on our ability to successfully operate in a highly competitive insurance industry.
The property and casualty insurance industry is highly competitive. We compete against large national carriers that have greater capital resources and longer operating histories, regional carriers and managing general agencies, as well as newly formed and less-capitalized companies that might have more aggressive underwriting or pricing strategies. Many of these entities may also be affiliated with other entities that have greater financial and other resources than we have. When competitors attempt to increase market share by lowering rates, we can experience reductions in our underwriting margins, or a decline in sales of our insurance policies as customers purchase lower-priced products from our competitors. Competitors also might adopt more prompt or more effective solutions to adverse market conditions than we are able to implement, providing those competitors with a competitive advantage through lower losses and loss adjustment expenses, more competitive premium levels, or the ability to expand their businesses. Additionally, due to statutorily-imposed limits on rate increases, Florida’s residual property insurance market, Citizens, often charges lower premiums in hard insurance markets than the Insurance Entities are able to charge in accordance with applicable regulatory filings, actuarial standards and prudent financial management. In hard markets such as the current Florida market, insurance agents and their customers therefore increasingly choose Citizens over private market insurers like the Insurance Entities for their residential property insurance coverage. Additionally, law changes intended to alleviate abuses in the property insurance market often are interpreted as applying only prospectively to policies issued or renewed after their effective dates, potentially creating competitive advantages for insurers that enter markets or expand writings after the laws’ effective dates as compared to insurers like the Insurance Entities, which continue to have certain policy and claims servicing obligations on previously issued policies. Because of the competitive nature of the insurance industry, including competition for producers such as independent agents, there can be no assurance that we will continue to develop and maintain productive relationships with independent agents, effectively compete with our industry rivals, or that competitive pressures will not have a material adverse effect on our business, operating results or financial condition.
A downgrade in our financial strength or stability ratings may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition.
Residential property insurers like the Insurance Entities must maintain financial strength or stability ratings from at least one rating organization acceptable to each of the Federal Home Loan Mortgage Corporation (“Freddie Mac’) and the Federal National Mortgage Association (“Fannie Mae”) Our Insurance Entities maintain Financial Stability Ratings® of “A” (“Exceptional”) by Demotech and insurance financial strength ratings of “A-” by Kroll. These and similar ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; a change in the perceived adequacy of an insurer’s reinsurance program; an increase in the perceived risk of an insurer’s investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be within an insurer’s knowledge or control. Because these ratings are subject to continuous review, the retention of these ratings cannot be assured. A downgrade in or withdrawal of these ratings, or a decision by a rating agency to require us to make a capital infusion into the Insurance Entities or otherwise alter operations to maintain their ratings, may adversely affect our liquidity, operating results and financial condition. A downgrade to or loss of a rating also might cause reputational damage to us among customers, insurance agents, reinsurers, creditors, regulators or others that could affect our ability to write and retain business. In addition, our failure to maintain at least one financial strength or stability rating acceptable in the secondary mortgage market would adversely affect our ability to write new and renewal business. Further, a downgrade to or reduction of our financial strength or stability ratings below acceptable levels could constitute a default under credit obligations of UVE. Financial strength and stability ratings are primarily directed towards policyholders of the Insurance Entities, and are not evaluations directed toward the protection of our shareholders, and are not recommendations to buy, sell or hold securities.
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
All of the policies we issue include exclusions or other conditions that define and limit coverage. These exclusions and conditions are designed to manage our exposure to certain risk types or risk characteristics and expanding theories of legal liability. In addition, applicable law limits the time period during which a policyholder may bring a claim under the policy. It is possible that a regulatory authority would refuse to approve or a court could nullify or void an exclusion or limitation or interpret existing coverages more broadly than we anticipate, that legislation could be enacted modifying or barring the use of these exclusions or limitations, or that legislation purporting to implement limitations or exclusions will be determined by courts to be ineffective or less effective than anticipated. This could result in higher than anticipated losses and LAE by extending coverage beyond our underwriting intent or increasing the number or size of claims, which could have a material adverse effect on our operating results. In some instances, the intended effects of approved policy language and court interpretation of the same may not become apparent until sometime after we have issued the insurance policies and case law sets a precedent for legal interpretation of them. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.
RISKS RELATING TO INVESTMENTS
We are subject to market risk, which may adversely affect investment income.
Our primary market risk exposures are changes in equity prices and interest rates, which impact our investment income and returns. Fluctuations in interest rates could expose us to increased financial risk. Declines in market interest rates can have an adverse effect on our investment income to the extent that we invest cash in new interest-bearing investments that yield less than our portfolio’s average rate of return or purchase longer-term or riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. Conversely, increases in market interest rates, including the U.S. Federal Reserve’s recent increases in interest rates, also can have an adverse effect on the value of our investment portfolio by decreasing the fair values of the available-for-sale debt securities that comprise a large portion of our investment portfolio. Similarly, declines in the equities markets adversely affect our existing portfolio. Increases in the equities markets might increase returns on our existing portfolio but reduce the attractiveness of future investments. In addition, high inflation, such as what we are seeing in the current economic environment, could also adversely impact our business and financial results.
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
The Insurance Entities are highly regulated by state insurance authorities in Florida, which is where each is domiciled, and UPCIC and APPCIC are also regulated by state insurance authorities in the other states in which they conduct business. Such regulations, among other things, require that certain transactions between the Insurance Entities and their affiliates must be fair and reasonable and require prior notice and non-disapproval of such transactions by the applicable state insurance authority. State regulations also limit the amount of dividends and other payments that can be made by the Insurance Entities without prior regulatory approval and impose restrictions on the amount and type of investments the Insurance Entities may make. Other state regulations require insurance companies to file insurance premium rate schedules and policy forms for review, restrict our ability to cancel or non-renew policies and determine the accounting standards we use in preparation of our consolidated financial statements. These regulations also affect many other aspects of the Insurance Entities’ businesses. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance efforts and other expenses of doing business. If the Insurance Entities fail to comply with applicable regulatory requirements, the regulatory agencies can revoke or suspend the

Insurance Entities’ licenses, withhold required approvals, require corrective action, impose operating limitations, impose penalties and fines or pursue other remedies available under applicable laws and regulations.
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
State legislatures and insurance regulators regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, can be made for the benefit of the consumer, or for other reasons, at the direct or indirect expense of insurers, and thus could have an adverse effect on our financial condition and results of operations. In other instances, decisions by policymakers to not address adverse market conditions through effective changes to underlying statutes has caused, and in the future might continue to cause, an adverse effect on our financial conditions and results of operations. Changes to state laws and regulations can increase our costs of operations as we strive to interpret and implement them and can create civil and regulatory exposure if we fail to implement them correctly. In addition, many law changes apply only to policies issued or renewed after the laws’ effective dates, and in some cases the laws are subject to legal challenges that further postpone or cause uncertainties in their implementation. Further, experience has shown that when laws or regulations are enacted to address certain perceived problems in the insurance market, the effectiveness of those laws or regulations can be limited or negated by shifts in behaviors by consumers, vendors and their representatives. Therefore, law changes that are intended or perceived to have a beneficial effect on our business might take longer than anticipated to produce those benefits, might be less effective than anticipated, or ultimately might not be beneficial at all.
Over the course of many years, the state insurance regulatory framework has come under public scrutiny and members of Congress have discussed proposals to provide for federal chartering of insurance companies. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance regulation.

In addition, increasing governmental and societal attention to environmental, social, and governance matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor, and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. This is especially the case when state-based regulation results in differing or conflicting interpretations, requests and requirements.
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
From time to time, public policy preferences and perceptions affect the insurance market, including insurers’ efforts to effectively maintain rates that allow us to reach targeted levels of rate adequacy and profitability. Despite efforts to address rate needs and other operational issues analytically, facts and history demonstrate that public policymakers, when faced with untoward events and adverse public sentiment, have acted and may in the future act in ways that impede our ability to maintain a satisfactory correlation between rates and risk. This has included, and in the future may include, policymakers’ failures to take steps to address the causes of adverse market conditions. Such acts or failures to act may affect our ability to obtain approval for or implement rate changes that we believe are necessary to attain rate adequacy along with targeted levels of profitability and returns on equity. Additionally, because the Insurance Entities often must obtain regulatory approval prior to changing rates, delays in the filing, review or implementation of rate changes can adversely affect our ability to attain rate adequacy. This is especially the case in hard markets such as the current Florida market, where many insurers are submitting filings for significant rate increases and consequently thereby affecting the FLOIR’s workload and affecting its ability to timely review filings. Our ability to afford reinsurance required to reduce our catastrophe risk also depends in part on our ability to adjust rates for our costs.
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
Any failure by the Insurance Entities to meet the applicable RBC or minimum statutory capital requirements imposed by the laws of Florida (or other states where we currently or may eventually conduct business) could subject them to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or receivership, which could have a material adverse impact on our reputation and financial condition. Any such failure also could adversely affect our financial strength and stability ratings.
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
In November 2021, we issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”). See “Part II—Item 8—Note 7 (Long-term debt).” Our ability to make payments on or to refinance our indebtedness, including our ability to meet our obligations under the Notes, and to fund our operations depends on our ability to generate cash. These will depend on our financial and operating performance, which are subject to our loss and loss adjustment experience, weather and climate trends, and general economic, financial, competitive, legislative, regulatory and capital market conditions that are beyond our control. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be unable to obtain new financing or to fund our obligations to our customers and business partners, implement our business plans, sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. As a result, we may be unable to meet our obligations under the Notes. In the absence of sufficient capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. We may not be able to consummate those dispositions of assets or obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due, including obligations under the Notes.

Our indebtedness could adversely affect our financial results and prevent us from fulfilling our obligations under the Notes.

In addition to the currently outstanding indebtedness of the Company and its subsidiaries, we may need to borrow substantial additional indebtedness in the future, including by accessing the capital markets. If new indebtedness is incurred in addition to our current debt levels, the related risks that we now face could increase, particularly if the cost of new indebtedness is high. In 2022, the Federal Reserve raised interest rates seven times, pushing borrowing costs to a 15-year high, and we understand that the Federal Reserve expects to continue raising interest rates in 2023. Our indebtedness, including the indebtedness we may incur in the future, could have important consequences for the holders of the Notes, including:
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
We conduct our insurance operations primarily from two locations, our general corporate offices located at 1110 West Commercial Boulevard, Fort Lauderdale, Florida 33309 and an office building located at 5341 Northwest 33rd Avenue, Fort Lauderdale, Florida 33309.
The majority of our operations is conducted from these two facilities. We believe that our facilities and equipment are generally well maintained, in good operating condition and suitable and adequate for our present operations. The current facilities are expected to be adequate for our operations for the near future.
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
Our common stock, par value $0.01 per share, is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “UVE.” As of February 21, 2023, there were 56 shareholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
As of December 31, 2022 and 2021, there was one shareholder of our Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). We declared and paid aggregate dividends to this holder of record of the company’s Series A Preferred Stock of $10,000 for each of the years ended December 31, 2022 and 2021.
Stock Performance Graph
The following graph and table compare the cumulative total stockholder return of our common stock from December 31, 2017 through December 31, 2022 with the performance of: (i) Standard & Poor’s (“S&P”) 500 Index, (ii) Russell 2000 Index and (iii) S&P Insurance Select Industry Index. We are a constituent of the Russell 2000 Index and the S&P Insurance Select Industry Index. S&P Insurance Select Industry Index consists of all publicly traded insurance underwriters in the property and casualty sector in the United States.

	Period Ended
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Universal Insurance Holdings, Inc.	$141.44	$107.16	$60.54	$71.68	$47.65
S&P 500 Index	95.62	125.72	148.85	191.58	156.88
Russell 2000 Index	88.99	111.70	134.00	153.85	122.41
S&P Insurance Select Industry Index	94.43	120.54	117.18	144.28	149.80

We have generated these comparisons using data supplied by S&P Global Market Intelligence (Centennial, Colorado). The graph and table assume an investment of $100 in our common stock and in each of the three indices on December 31, 2017 with all dividends being reinvested on the ex-dividend date. The closing price of our common stock as of December 30, 2022 (the last trading day of the year) was $10.59 per share. The stock price performance in the graph and table are not intended to forecast the future performance of our common stock and may not be indicative of future price performance.
Dividend Policy
Future cash dividend payments are subject to business conditions, our financial position and requirements for working capital and other corporate purposes, as well as to compliance with the applicable provisions of the Delaware General Corporation Law. Subject to these qualifications, we expect to continue our regular practice of paying a comparable quarterly dividend to our stockholders. See “Part I—Business—Government Regulation—Restrictions on Dividends and Distributions” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Registrant Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (2)
10/1/2022 - 10/31/2022	—	$—	—	—
11/1/2022 - 11/30/2022	—	$—	—	—
12/1/2022 - 12/31/2022	186,435	$9.86	186,435	581,647
Total for the three months ended December 31, 2022	186,435	$9.86	186,435	581,647
(1)Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated using a closing price at December 30, 2022 of $10.59 per share.
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations. During 2022, there were two authorized repurchase plans in effect:
•On November 3, 2020, we announced that our Board of Directors authorized the repurchase of up to $20 million of outstanding shares of our common stock through November 3, 2022 (the “November 2022 Share Repurchase Program”) pursuant to which we repurchased 968,915 shares of our common stock at an aggregate cost of approximately $12.0 million. The November 2022 Share Repurchase Program expired on November 3, 2022.
•On December 15, 2022, our Board of Directors authorized a successor share repurchase program under which the Company is authorized to repurchase up to $8.0 million of shares of our common stock through December 15, 2024 (the “December 2024 Share Repurchase Program”), which represents the unused portion of the November 2022 Share Repurchase Program authorization. Under the December 2024 Share Repurchase Program, we repurchased 186,435 shares of our common stock in December 2022 at an aggregate cost of approximately $1.8 million. As of December 31, 2022, we have the ability to purchase up to approximately $6.2 million of our common stock under the December 2024 Share Repurchase Program.
In total, during the year ended December 31, 2022, we repurchased an aggregate of 992,759 shares of our common stock pursuant to the November 2022 Share Repurchase Program and the December 2024 Share Repurchase Program at an aggregate price of approximately $11.6 million.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations and should be read in conjunction with our consolidated financial statements and accompanying notes in “Item 8—Financial Statements and Supplementary Data” below. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed above under “Cautionary Note Regarding Forward-Looking Statements” and “Part I— Item 1A—Risk Factors.”

Overview
We are a vertically integrated holding company offering homeowners insurance to our customers. In addition, we generate revenue from our investment portfolio, reinsurance brokerage services, the receipt of managing general agency fees from policy holders and from other sources of revenue (collectively “Other Revenue Sources”). We develop, market, and underwrite insurance products for consumers predominantly in the personal residential homeowners lines of business and perform substantially all insurance-related services for our Insurance Entities, including risk management, claims management and distribution. Our Insurance Entities offer insurance products through both appointed independent insurance agents and through our online distribution channel. We currently sell insurance policies in 19 states with Florida representing 83.3% of our direct premiums written, with licenses to write insurance in two additional states. We seek to produce an underwriting profit (defined as earned premium-net minus losses, LAE, policy acquisition costs and other operating costs) over the long term, along with growing our Other Revenue Sources.
Revenues
We generate revenue primarily from the collection of insurance premiums. Other sources of revenue include: commissions paid by our reinsurers to our reinsurance intermediary subsidiary BARC on reinsurance it places for the Insurance Entities; policy fees collected from policyholders by our managing general agent subsidiary, ERA (formerly Universal Risk Advisors, Inc.); and financing fees charged to policyholders who choose to defer premium payments reflected in other income. In addition, our subsidiary Alder receives fees from the Insurance Entities for claims-handling services. The Insurance Entities are reimbursed for these fees on claims that are subject to recovery under the Insurance Entities’ respective reinsurance programs. These fees, after expenses, are recorded in the consolidated financial statements as an adjustment to LAE. We also generate income by investing our assets.
The nature of our business tends to be seasonal during the year, reflecting consumer behaviors in connection with the Florida residential real estate market and the hurricane season. The amount of direct premiums written tends to be highest in the second and third quarters of our fiscal year and lowest in the first and fourth quarters.

Trends and Geographical Distribution
Florida Trends
We are currently working through a cycle to improve long-term rate adequacy and earnings for the Insurance Entities by increasing rates and managing exposures, while taking advantage of what we believe to be opportunities in a dislocated market. The Florida personal lines homeowners’ market currently can be characterized as a “hard market”, where insurance premium rates are escalating, insurers are reducing coverages, and underwriting standards are tightening as insurers closely monitor insurance rates and manage coverage capacity. Due to conditions in the Florida market and factors more generally affecting the U.S. and global reinsurance markets, reinsurance capacity in recent years has also been subject to less favorable pricing and terms. These market forces decrease competition among admitted insurers, and ultimately result in the increased use of Citizens Property Insurance Corporation (“Citizens”), which was created to be the State’s residual property insurance market. In recent years, in response to rising claims costs, increased reinsurance costs and deteriorating conditions in the Florida residential market, most admitted market competitors have implemented significant rate increases. Meanwhile, Citizens’ rate increases are limited by law, resulting in its policies, in a hard market, becoming priced lower than admitted market policies. This causes Citizens to become viewed as a desirable alternative to the admitted market as admitted market insurers manage through the hard market challenges. Our Insurance Entities likewise have taken and continue to take action to manage through this hard market by increasing rates and prudently managing exposures while also seeking to maintain their competitive position in the Florida market, supporting our current policyholders and agents.
While addressing rate adequacy for the Insurance Entities, we continue to experience increased costs for losses and LAE in the Florida market, where an industry has developed around the solicitation, filing and litigation of personal residential claims. These dynamics have been made worse by the litigation financing industry, which in some cases funds these actions. In addition, rising inflation, as seen in the cost of labor and material supplies, has further escalated costs associated with the settlement of claims. These conditions and the resulting increases in losses and LAE are chief contributing factors for the rate increases in this market. Adverse actions by public adjusters and lawyers have resulted in a pattern of continued increases in year-over-year levels of represented claims, increases in purported claim amounts, and increased demands for attorneys’ fees. Active solicitation of personal residential claims in Florida by policyholder representatives, remediation companies and repair companies has led to an increase in the frequency and severity of personal residential claims in Florida, exceeding historical levels and levels seen in other jurisdictions. Information prepared by the Florida Office of Insurance Regulation shows that claims in Florida are litigated at a substantially disproportionate rate when compared to other states. This is largely due to a Florida statute in effect prior to December 16, 2022, providing a one-way right of attorneys’ fees against insurers which has, when coupled with certain other statutes and judicial rulings, produced a legal environment in Florida that encourages litigation, in many cases without regard to the underlying merits of the claims. The one-way right to attorneys’ fees essentially means that unless an insurer’s position is substantially upheld in litigation, the insurer must pay the plaintiff’s attorneys’ fees in addition to its own defense costs. This affects not only claims that are litigated to resolution, but also the settlement discussions that take place with nearly all litigated claims. This also affects a large number of claims from inception or during the adjusting process as a substantial and growing percentage of policyholders obtain representation early in the process, and sometimes even before notifying insurers of their claims. These market conditions also add, and will continue to add, complexity to efforts to efficiently and expeditiously adjust claims. This is due to an increasing number of policyholders who have one or more recent prior losses with the Insurance Entities or with other insurers, which then require evaluation during subsequent claims and determinations regarding whether property has been repaired consistently with the scope and amount of damage previously asserted.
The one-way right to attorney fees creates a nearly risk-free environment, and incentive, for attorneys to pursue litigation against insurers. The Florida legislature attempted to curtail these abuses through a series of law changes beginning in 2019. However, the reforms passed in 2019 and thereafter have not proven to be effective in reversing or even significantly moderating the trend of increased losses and loss adjustments expenses and the resulting impact on premiums for consumers. More recently, in December 2022, the Florida legislature took more definitive steps to address the primary underlying causes of abuses in the Florida market. The legislature eliminated the statutory one-way right to attorneys’ fees; prohibited assignments of post-loss benefits under insurance policies; improved the usefulness of offers of judgment as a means of fostering resolutions of disputed claims; made incremental adjustments to reduce Citizens’ competitiveness with the private market; and adopted several other related measures. Governor Ron DeSantis signed the bill into law on December 16, 2022. Because some of the changes will affect only future policies, the impact of the new laws on claims and claims-related costs, including litigation, will not be fully known for some time.
Despite our initiatives in implementing prior law changes and responding to adverse claims behaviors and trends, our costs to settle claims in Florida have increased for the reasons noted herein. For example, the Company continues to adjust its estimate of expected losses and has increased its current year loss estimates and increased estimates associated with prior years’ claims. Over the past three years, even as we have increased our estimates of prospective losses each year, we have recorded adverse claim development on prior years’ loss reserves and further strengthened current year losses during the year to address the increasing impact that Florida’s market disruptions, as well as the impact of rising costs of building materials and labor, have had on the claims process and the establishment of reserves for losses and LAE. The full extent and duration of these market disruptions and inflationary pressures are unknown and still unfolding, and we will monitor the impact of such disruptions on the recording and reporting of claim costs.
The Company has taken a series of steps over time to mitigate the financial impact of these negative trends in the Florida market. We also have closely monitored rate levels, especially in the Florida market, and have submitted rate filings based upon evolving data. However, because rate filings rely upon past loss and expense data and take time to develop, file and implement, we can experience significant delays between identifying needed rate adjustments, filing the associated rate changes, and ultimately collecting and earning the resulting increased premiums. This is particularly the case in an era of rising costs such as the current Florida market, in which the costs of losses and loss adjustment expenses continue to increase due to Florida’s outsized claims litigation environment and inflationary pressure. In addition, the Company has implemented several initiatives in its claims department in response to the adverse market trends. We utilize our process called Fast Track, which is an initiative to handle straightforward, meritorious claims as promptly as possible to mitigate the adverse impacts that can be seen with claims that remain open for longer periods. In addition, we increased our emphasis on subrogation to reduce our net losses while also recovering policyholders’ deductibles when losses are attributable to the actions of others. We have an internal staff of trained water remediation experts to address the extraordinary number of purported water damage claims filed by policyholders and vendors. We developed a specialized in-house unit for responding to the unique aspects of represented claims, and we have substantially increased our in-house legal staff in an effort to address the increase in litigated or represented claims as cost-effectively as possible.
Additionally, we have taken steps to implement claim settlement rules associated with the Florida legislation passed in 2019 and subsequently. Following legislation adopted in Florida’s December 2022 special session, we have analyzed the changes and have initiated efforts to implement the new provisions that the legislature intends will curtail abuses in the market. Although the recent law changes mark the legislature’s most definitive effort to find effective solutions to Florida’s market problems, it is too early to evaluate the extent to which the changes will be successful or the time period over which any benefits will materialize.
Summary of Rate Increases and Cost of Living Adjustments
In May 2022, the Company filed a rate increase with the FLOIR for an overall 14.9% rate increase for UPCIC on Florida personal residential homeowners’ line of business which became effective June 1, 2022, for new business and November 4, 2022, for renewals.
In addition, in November 2022, UPCIC filed a 3.7% rate increase on Florida personal residential homeowners’ line of business, effective February 15, 2023, for new business and April 1, 2023, for renewals.
During 2022 inflation adjustments averaging 11.9% have been implemented. These are adjustments to policy coverage amounts designed to facilitate the policies’ adherence to insurance-to-value requirements. The coverage adjustments provide a degree of protection insureds have against inflationary pressures while also resulting in additional premium to the Company to cover the increased claim costs driven by inflation factors.

Changing Climate Conditions

Severe weather events over the last two decades underscore the unpredictability of climate trends, and changing climate conditions have added to the frequency and severity of natural disasters and created additional uncertainty as to future trends and exposures. The insurance industry has experienced increased catastrophe losses due to a number of potential causal factors, including, in addition to weather/climate variability, aging infrastructure; more people living in high-risk areas; population growth in areas with weaker enforcement of building codes; urban expansion; an increase in the number of amenities included in, and average size of, a home; and increased inflation, including as a result of post-pandemic demand surge. Climate studies by government agencies, academic institutions, catastrophe modeling organizations and other groups indicate that we are experiencing, and are expected to continue to experience over time, an increase in frequency and/or intensity of hurricanes, heavy precipitation events, flash flooding, sea level rise, droughts, heat waves and wildfires. Understanding the potential impacts of changing climate conditions is important to the Company’s business.
Geographical Distribution
Direct premiums written continue to increase across the states in which we conduct business. As a result of our business strategy, rate changes and disciplined underwriting initiatives, we have seen a decrease in policy count, but an increase in in-force premium and total insured value in a majority of states for the past two years. Direct premiums written for states outside of Florida increased 8.7%, representing a $24.7 million increase during 2022. Direct premiums written for Florida increased 10.8%, representing a $149.8 million increase during 2022. The following table provides direct premiums written for Florida and other states for the years ended December 31, 2022 and 2021 (dollars in thousands):

	For the Years Ended				Growth Year Over Year
	December 31, 2022		December 31, 2021
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$1,538,143	83.3%	$1,388,318	83.1%	$149,825	10.8%
Other states	307,643	16.7%	282,934	16.9%	24,709	8.7%
Grand total	$1,845,786	100.0%	$1,671,252	100.0%	$174,534	10.4%
We seek to prudently grow and generate long-term rate adequate premium in each state where we offer policies. Our diversification strategy seeks to increase business outside of Florida and to improve geographical distribution within Florida.

The geographical distribution of our policies in force, premium in force and total insured value across all states were as follows, as of December 31, 2022, 2021 and 2020 (dollars in thousands, rounded to the nearest thousand):

	As of December 31, 2022
	Policies		Premium		Total Insured
State	In Force	%	In Force	%	Value	%
Florida	615,796	72.5%	$1,547,383	83.4%	$201,237,145	62.4%
North Carolina	54,988	6.5%	60,990	3.3%	23,135,353	7.2%
Georgia	35,174	4.2%	53,250	2.9%	17,684,518	5.5%
Massachusetts	18,849	2.2%	28,729	1.5%	13,886,783	4.3%
Virginia	20,123	2.4%	24,622	1.3%	12,691,444	3.9%
New Jersey	17,965	2.1%	23,551	1.3%	12,434,136	3.9%
Alabama	14,218	1.7%	22,794	1.2%	6,043,021	1.9%
South Carolina	17,260	2.0%	20,304	1.1%	7,344,000	2.3%
Indiana	14,441	1.7%	18,804	1.0%	5,885,207	1.8%
Minnesota	9,545	1.1%	18,100	1.0%	5,456,394	1.7%
Pennsylvania	11,179	1.3%	13,700	0.7%	5,645,993	1.7%
Maryland	6,840	0.8%	6,642	0.4%	3,116,236	1.0%
New York	3,897	0.5%	5,963	0.3%	2,912,117	0.9%
Michigan	3,497	0.4%	4,995	0.3%	1,756,525	0.5%
Delaware	1,939	0.2%	2,645	0.1%	1,220,586	0.4%
Hawaii	1,566	0.2%	1,901	0.1%	875,158	0.3%
Illinois	1,057	0.1%	1,435	0.1%	588,925	0.2%
New Hampshire	350	0.1%	306	—%	239,970	0.1%
Iowa	172	—%	225	—%	89,629	—%
Total	848,856	100.0%	$1,856,339	100.0%	$322,243,140	100.0%

	As of December 31, 2021
	Policies		Premium		Total Insured
State	In Force	%	In Force	%	Value	%
Florida	695,533	73.7%	$1,395,476	83.1%	$203,062,948	63.3%
North Carolina	58,644	6.2%	57,534	3.4%	22,703,801	7.1%
Georgia	41,097	4.4%	53,956	3.2%	19,057,338	5.9%
Massachusetts	16,793	1.8%	23,790	1.4%	11,467,490	3.6%
Virginia	23,306	2.5%	21,069	1.3%	13,854,648	4.3%
Alabama	14,484	1.5%	19,966	1.2%	5,725,381	1.8%
Indiana	17,744	1.9%	19,018	1.1%	6,810,107	2.1%
Minnesota	11,934	1.2%	18,216	1.1%	6,372,221	2.0%
New Jersey	14,844	1.6%	18,054	1.1%	9,523,904	3.0%
South Carolina	17,563	1.8%	17,976	1.1%	6,860,210	2.1%
Pennsylvania	13,930	1.5%	14,688	0.9%	6,528,352	2.0%
Maryland	6,615	0.7%	6,003	0.4%	2,802,756	0.9%
Michigan	3,476	0.4%	4,572	0.3%	1,585,940	0.5%
New York	2,808	0.3%	3,814	0.2%	1,898,297	0.6%
Delaware	1,819	0.2%	2,316	0.1%	1,061,987	0.3%
Hawaii	1,773	0.2%	1,974	0.1%	903,844	0.3%
Illinois	786	0.1%	1,006	—%	409,660	0.1%
New Hampshire	369	—%	301	—%	235,154	0.1%
Iowa	75	—%	92	—%	34,396	—%
Total	943,593	100.0%	$1,679,821	100.0%	$320,898,434	100.0%

	As of December 31, 2020
	Policies		Premium		Total Insured
State	In Force	%	In Force	%	Value	%
Florida	728,211	73.9%	$1,252,916	82.4%	$192,504,430	63.6%
Georgia	46,678	4.7%	57,251	3.8%	20,141,751	6.7%
North Carolina	62,849	6.4%	55,307	3.6%	21,500,109	7.1%
Virginia	23,546	2.4%	20,226	1.3%	12,959,884	4.3%
Massachusetts	15,090	1.5%	20,161	1.3%	9,507,917	3.1%
Indiana	19,839	2.0%	18,328	1.2%	7,171,623	2.4%
Minnesota	12,730	1.3%	17,863	1.2%	6,252,822	2.1%
Alabama	13,632	1.4%	17,409	1.2%	4,953,449	1.6%
South Carolina	17,877	1.8%	16,886	1.1%	6,297,270	2.1%
Pennsylvania	17,183	1.7%	14,540	1.0%	7,394,773	2.4%
New Jersey	11,576	1.2%	12,915	0.9%	6,684,386	2.2%
Maryland	5,664	0.6%	4,816	0.3%	2,226,324	0.7%
Michigan	3,494	0.4%	4,290	0.3%	1,478,595	0.5%
New York	1,936	0.2%	2,251	0.2%	1,159,105	0.4%
Hawaii	2,031	0.2%	1,983	0.1%	901,401	0.3%
Delaware	1,581	0.2%	1,908	0.1%	870,728	0.3%
Illinois	497	0.1%	580	—%	235,593	0.1%
New Hampshire	409	—%	312	—%	238,121	0.1%
Iowa	7	—%	7	—%	2,774	—%
Total	984,830	100.0%	$1,519,949	100.0%	$302,481,055	100.0%

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

In addition to our key performance indicators and other financial measures presented in accordance with United States Generally Accepted Accounting Principles (“GAAP”), management also uses certain non-GAAP financial measures to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that non-GAAP financial measures, which may be defined differently by other companies, help to explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The non-GAAP measures should not be viewed as a substitute for those determined in accordance with GAAP. The calculation of these key financial measures including the reconciliation of non-GAAP measures to the nearest GAAP measure are found below under “—Non-GAAP Financial Measures.”
Definitions of Key Performance Indicators and GAAP and Non-GAAP Measures

Adjusted book value per common share ― is a non-GAAP measure, that is calculated as adjusted common stockholders’ equity divided by common shares outstanding at the end of the period. Management believes this metric is meaningful, as it allows investors to evaluate underlying book value growth by excluding the impact of unrealized gains and losses due to interest rate volatility.

Adjusted common stockholders' equity ― is a non-GAAP measure, that is calculated by GAAP common stockholders' equity, excluding accumulated other comprehensive income (loss). Management believes this metric is meaningful, as it allows investors to evaluate underlying growth in stockholders’ equity by excluding the impact of unrealized gains and losses due to interest rate volatility.

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
Direct Premiums Written (“DPW”) ― reflects the total value of policies issued during a period before considering premiums ceded to reinsurers. Direct premiums written, comprised of renewal premiums, endorsements, and new business, is initially recorded as unearned premium in the balance sheet which is then earned pro-rata over the next year or remaining policy term. Direct premiums written reflects current trends in the Company’s sale of property and casualty insurance products and amounts that will be recognized as earned premiums in the future.
DPW (Florida) ― includes only DPW in the state of Florida. This measure allows management to analyze growth in our primary market and is also a measure of business concentration risk.
Expense Ratio (Including Policy Acquisition Cost Ratio and Other Operating Cost Ratio) ― calculated as general and administrative expenses as a percentage of premiums earned, net. General and administrative expenses is comprised of policy acquisition costs and other operating costs, which includes such items as underwriting costs, facilities, and corporate overhead. The expense ratio, including the sub-expense ratios of policy acquisition cost ratio and other operating cost ratio, are indicators to management of the Company’s cost efficiency in acquiring and servicing its business and the impact of expense items to overall profitability.
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
Return on Average Common Equity (“ROCE”) ― calculated by actual net income (loss) attributable to common stockholders divided by average common stockholders' equity. ROCE is a capital profitability measure of how efficiently management creates profits.
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
Developing and implementing our reinsurance strategy to adequately protect our balance sheet and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key strategic priority for us. In order to limit the Insurance Entities’ potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers and the Florida Hurricane Catastrophe Fund (“FHCF”). The Florida Office of Insurance Regulation (“FLOIR”) requires the Insurance Entities, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ respective 2022-2023 reinsurance programs meet the FLOIR’s requirements, which are based on, among other things, successfully demonstrating cohesive and comprehensive reinsurance programs that protect the policyholders of our Insurance Entities as well as satisfying a series of stress test catastrophe loss scenarios based on past historical events. Similarly, the Insurance Entities’ respective 2022-2023 reinsurance programs meet the stress test and review requirements of Demotech, Inc., for maintaining Financial Stability Ratings® of A (Exceptional) and of Kroll for maintaining insurer financial strength ratings of “A-”.
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
•First event layer of 100% of $66 million in excess of $45 million established by UIH in a captive insurance arrangement. While the Company retains the risk that otherwise would be transferred to third party-reinsurers for this layer, the additional risk is substantially offset by the savings in premiums that would otherwise have been paid to third-party reinsurers.
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
Reinsurers
The table below provides the A.M. Best and S&P financial strength ratings for each of the largest rated third-party reinsurers in UPCIC’s 2022-2023 reinsurance program:

Reinsurer	A.M. Best	S&P
Allianz Risk Transfer AG. Bermuda Branch	A+	AA-
Chubb Tempest Reinsurance Ltd.	A++	AA
Everest Re	A+	A+
Munich Re	A+	AA-
Renaissance Reinsurance Ltd.	A+	A+
Various Lloyd’s of London Syndicates	A	A+
Florida Hurricane Catastrophe Fund (1)	N/A	N/A
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
The cost of the 2022-2023 reinsurance programs for UPCIC and APPCIC is projected to be $696 million, prior to any potential reinstatement premiums due and represents approximately 37.6% of estimated direct premium earned for the 12-month treaty period for UPCIC and APPCIC.

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
The following tables present historical selected consolidated financial data of Universal Insurance Holdings, Inc. and Subsidiaries for the five years ended December 31, 2022 (in thousands, except per share data):

	Years Ended December 31,
	2022	2021	2020	2019	2018
Statement of Income Data:
Revenues:
Direct premiums written	$1,845,786	$1,671,252	$1,517,479	$1,292,721	$1,190,875
Change in unearned premium	(86,085)	(74,634)	(121,856)	(59,600)	(69,235)
Direct premium earned	1,759,701	1,596,618	1,395,623	1,233,121	1,121,640
Ceded premium earned	(631,075)	(561,155)	(472,060)	(390,619)	(353,258)
Premiums earned, net	1,128,626	1,035,463	923,563	842,502	768,382
Net investment income (1)	25,785	12,535	20,393	30,743	24,816
Other revenue (2)	81,044	71,993	65,437	55,633	49,876
Total revenues	1,222,658	1,121,851	1,072,770	939,351	823,816
Costs and expenses:
Losses and loss adjustment expenses	938,399	779,205	758,810	603,406	414,455
Policy acquisition costs	214,259	226,167	199,102	177,530	157,327
Other operating costs	90,638	87,428	90,532	94,655	98,815
Total expenses	1,243,296	1,092,800	1,048,444	875,591	670,597
Interest and amortization of debt issuance costs	6,609	638	95	243	346
Income (loss) before income tax expense (benefit)	(27,247)	28,413	24,231	63,517	152,873
Income tax expense (benefit)	(4,990)	8,006	5,126	17,003	35,822
Net income (loss)	$(22,257)	$20,407	$19,105	$46,514	$117,051
Per Share Data:
Basic earnings (loss) per common share	$(0.72)	$0.65	$0.60	$1.37	$3.36
Diluted earnings (loss) per common share	$(0.72)	$0.65	$0.60	$1.36	$3.27
Dividends declared per common share	$0.77	$0.77	$0.77	$0.77	$0.73

	As of December 31,
	2022	2021	2020	2019	2018
Balance Sheet Data:
Total invested assets	$1,105,806	$1,093,680	$919,924	$914,586	$908,154
Cash and cash equivalents	388,706	250,508	167,156	182,109	166,428
Total assets	2,890,154	2,056,141	1,758,741	1,719,852	1,858,390
Unpaid losses and loss adjustment expenses	1,038,790	346,216	322,465	267,760	472,829
Unearned premiums	943,854	857,769	783,135	661,279	601,679
Long-term debt (3)	102,769	103,676	8,456	9,926	11,397
Total liabilities	2,602,258	1,626,439	1,309,479	1,225,951	1,356,757
Total stockholders’ equity	$287,896	$429,702	$449,262	$493,901	$501,633
Shares outstanding end of period	30,389	31,221	31,137	32,638	34,783
Book value per share	$9.47	$13.76	$14.43	$15.13	$14.42
Return on average common equity (ROCE)	(6.2)%	4.6%	4.1%	9.2%	24.1%

Selected Data:
Loss and loss adjustment expense ratio (4)	83.2%	75.3%	82.1%	71.6%	53.9%
General and administrative expense ratio (5)	27.0%	30.2%	31.4%	32.3%	33.4%
Combined Ratio (6)	110.2%	105.5%	113.5%	103.9%	87.3%
(1)Net investment income excludes net realized gains (losses) on sale of investments and net change in unrealized gains (losses) of equity securities.
(2)Other revenue consists of commission revenue, policy fees, and other revenue.
(3)For the year ended December 31, 2022 and 2021, long-term debt includes a private placement of $100 million of 5.625% Senior Unsecured Notes due 2026. See “Part II—Item 8—Note 7 (Long-term debt).”
(4)The loss and loss adjustment expense ratio is calculated by dividing losses and loss adjustment expenses by premiums earned, net.
(5)The general and administrative expense ratio is calculated by dividing general and administrative expense by premiums earned, net.
(6)The combined ratio is the sum of the losses and loss adjustment expense ratio and the general and administrative expense ratio.

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
2022 Financial and Business Highlights (comparisons are to 2021 unless otherwise specified)
•In late September 2022, Hurricane Ian made landfall on the Gulf Coast of Florida, continued across the state into the Atlantic Ocean, and then made a second landfall in South Carolina. Current estimates for UVE’s gross ultimate loss is approximately $1 billion, well within its $3 billion reinsurance tower, with projected net exposure limited to retentions at its insurance and captive insurance entity subsidiaries. Estimated net losses and LAE exposure to the Insurance Entities, after estimated reinsurance recoveries, is $45 million. The Insurance Entities’ reinsurance recoveries include losses and LAE recoveries of $66 million from UVE’s prefunded captive insurance arrangement which is eliminated in consolidation. In total, net losses from Hurricane Ian, including losses and LAE incurred under the funded captive insurance arrangement, is currently estimated to be $111 million. In addition to net retention losses, Hurricane Ian triggered reinstatement premiums and related reinsurance brokerage commissions as well as revenues generated by our claims adjusting affiliate, as discussed further in Results of Operations.
•Rate filings and inflation adjustments to policy insured values are increasing written and earned premium as the new rates and property insured values take effect on policy renewals and new business, and earn prospectively over the policy period.
•Management is continuing its efforts to prudently manage new business risk selection, improve risk exposure diversification and moderate new business growth rates, compared to prior years, while rate increases are taking effect to improve profitability. Renewal retention rates have declined year over year as consumers react to higher renewal premiums. As a result of management’s efforts to manage exposures and declining retention rates, the number of total policies in force is decreasing.
•Net investment income increased as market interest rates rise; however, rising interest rates have lowered the market value of our investments, resulting in temporary unrealized losses.
•Losses and LAE, net were higher this year compared to the same period last year primarily due to Hurricane Ian, and other weather events and a higher level of estimated losses and LAE for the current accident year as a result of emerging loss trends which have increased, including higher claim costs due to inflation in Florida and in our other markets.
•Other operating expense and acquisition cost management efforts have lowered the expense ratio. In April 2021, the commission rate on policy renewals was reduced two percentage points and further reduced on May 1, 2022 by another 2 percentage points, in response to premium rate increases during the past year. The benefit of lower commission rates are realized over the next year as policies renew under the lower commission rate structure.
•The Company continued to return shareholder value with quarterly dividends and modest share repurchases.
•The Company offered Clovered.com in all 19 states in which the Company writes policies as of December 31, 2022.
•The Company entered into a December 31, 2022 committed, unsecured $37.5 million (previously $35.0 million) revolving credit line with JP Morgan Chase. As of December 31, 2022, the Company has not borrowed any amount under this revolving loan.
•In December 2022, the Florida legislature enacted new legislation intended to improve the Florida insurance market by making changes to the property insurance claims process, including the repeal of policyholders’ statutory one-way right to attorneys’ fees in property insurance claims, which has been driving up claims costs and loss adjustment expenses. We are optimistic these changes will improve the claims environment in Florida as the changes become effective.

All comparisons for the year ended December 31, 2022 results of operations are to the corresponding prior year period (unless otherwise specified).
YEAR ENDED DECEMBER 31, 2022 COMPARED TO YEAR ENDED DECEMBER 31, 2021
Net loss was $22.3 million for the year ended December 31, 2022, due primarily to the $111 million net loss and LAE from Hurricane Ian, compared to net income of $20.4 million for the same period in 2021. Benefiting the year ended December 31, 2022 were increases in premiums earned, net, an increase in net investment income, an increase in commission revenue, and a decrease in acquisition costs offset by an increase in unrealized losses, a decrease in realized gains, a decrease in revenue from policy fees and an increase in losses and loss adjustment expenses. Direct premium earned and premiums earned, net were up 10.2% and 9.0%, respectively, due to premium growth in the majority of states in which we are licensed and writing during the past 12 months as a result of rate increases implemented during 2021 and 2022, partially offset by higher costs for reinsurance flowing through to premiums earned, net. Renewal commission to agents were lowered to 8% from 10% during 2022 resulting in lower acquisition costs compared to the prior year. The net loss and LAE ratio was 83.2% for the year ended December 31, 2022, compared to 75.3% for the year ended 2021 reflecting the impact of Hurricane Ian, and higher core net losses, an increase in the cost of litigated claims and increased other weather losses compared to the prior year, partially offset by lower prior years’ reserve development. As a result of the above and as further explained below, the combined ratio for the year ended December 31, 2022 was 110.2% compared to 105.5% for the year ended December 31, 2021. See “Overview—Trends and Geographical Distribution—Florida Trends” regarding our response to the Florida market.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	(in thousands)
	Years Ended December 31,		Change
	2022	2021	$	%
REVENUES
Direct premiums written	$1,845,786	$1,671,252	$174,534	10.4%
Change in unearned premium	(86,085)	(74,634)	(11,451)	15.3%
Direct premium earned	1,759,701	1,596,618	163,083	10.2%
Ceded premium earned	(631,075)	(561,155)	(69,920)	12.5%
Premiums earned, net	1,128,626	1,035,463	93,163	9.0%
Net investment income	25,785	12,535	13,250	105.7%
Net realized gains (losses) on investments	348	5,892	(5,544)	(94.1)%
Net change in unrealized gains (losses) of equity securities	(13,145)	(4,032)	(9,113)	226.0%
Commission revenue	53,168	41,649	11,519	27.7%
Policy fees	20,182	22,713	(2,531)	(11.1)%
Other revenue	7,694	7,631	63	0.8%
Total revenues	1,222,658	1,121,851	100,807	9.0%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	938,399	779,205	159,194	20.4%
General and administrative expenses	304,897	313,595	(8,698)	(2.8)%
Total operating costs and expenses	1,243,296	1,092,800	150,496	13.8%
Interest and amortization of debt issuance costs	6,609	638	5,971	935.9%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(27,247)	28,413	(55,660)	NM
Income tax expense (benefit)	(4,990)	8,006	(12,996)	NM
NET INCOME (LOSS)	$(22,257)	$20,407	$(42,664)	NM
Other comprehensive income (loss), net of taxes	(88,214)	(18,911)	(69,303)	366.5%
COMPREHENSIVE INCOME (LOSS)	$(110,471)	$1,496	$(111,967)	NM
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$(0.72)	$0.65	$(1.37)	NM
Weighted average diluted common shares outstanding	30,751	31,307	(556)	(1.8)%
NM - Not Meaningful

Revenues
Direct premiums written increased by $174.5 million, or 10.4%, for the year ended December 31, 2022, driven by premium growth within our Florida business of $149.8 million, or 10.8%, and premium growth in our other states business of $24.7 million, or 8.7%, as compared to the same period of the prior year. Rate increases approved in 2021 and 2022 for Florida and for certain other states and policy inflation adjustments were the principal driver of higher written premiums. In total, policies in force declined 94,737, or 10.0%, from 943,593 at December 31, 2021 to 848,856 at December 31, 2022. A summary of the recent rate increases which are driving increases in written premium is discussed above under “Overview—Trends and Geographical Distribution—Florida Trends.”
Rate changes are applied on new business submissions and renewals from the effective date of their renewal, and then are earned subsequently over the policy period. The recent rate and inflation increases in Florida are in response to rising claim costs driven by higher costs of material and labor associated with claims, the cost of weather events, the rising cost of catastrophe and other reinsurance protecting policyholders and, more importantly, the impact of an increased use of litigation by policyholders on claims as claim settlements increasingly have involved inflated demands, representation and litigation. In addition, the Insurance Entities’ policies provide for coverage limits to be adjusted at renewal to adjust insured value coverage limits for the impact of changes in inflation. This is based on third-party industry data sources that monitor inflation factors such as changes in costs for residential building materials and labor.
During 2022, management continued efforts to prudently manage policy counts and exposures intended to slow the growth of exposures relating to new business compared to prior years while filed rate increases are taking effect. Reduced new business writings, declines in renewal retentions in 2022 and the impact of selected policy non-renewals have resulted in a decrease in policies in force of 94,737, or 10.0%, during 2022 from 943,593 at December 31, 2021 to 848,856 at December 31, 2022. Direct premiums written continue to increase across the majority of states in which we conduct business. As a result of our business strategy, rate changes and disciplined underwriting initiatives, we have seen a decrease in policies in force, but an increase in premium in force and an increase in total insured value in a majority of states for the past two years. We actively wrote policies in 19 states during 2022 and 2021. In addition, we are authorized to do business in Tennessee and Wisconsin and are proceeding with product filings in those states. At December 31, 2022, policies in force decreased 94,737 policies, or 10.0%, premium in force increased $176.5 million, or 10.5%, and total insured value increased $1.3 billion, or 0.4%, compared to December 31, 2021.
Direct premium earned increased by $163.1 million, or 10.2%, for the year ended December 31, 2022, reflecting the earning of premiums written over the past 12 months, including the benefit of rate changes due to primary rate filings, filings to cover increased reinsurance costs as well as policy premium adjustments due to increases in insured values caused by inflation.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents premiums paid to reinsurers for this protection and is a cost which reduces net written and net earned premiums. Hurricane Ian triggered reinstatement premiums, increasing ceded premiums written by $24.6 million which will be earned prospectively effective September 28, 2022 to May 31, 2023, increasing ceded premiums earned for the year ended December 31, 2022 by $9.5 million. In total, ceded premium earned increased $69.9 million, or 12.5%, for the year ended December 31, 2022 as compared to the same period of the prior year. The increase in reinsurance costs reflects an increase in the value of exposures we insure; increased pricing when compared to the expired reinsurance program and differences in the structure and design of the respective programs. Reinsurance costs, as a percentage of direct premium earned, increased from 35.1% in 2021 to 35.9% in 2022. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period which typically runs from June 1st to May 31st. See the discussion above for the Insurance Entities’ 2022-2023 reinsurance programs and “Part II—Item 8— Note 4 (Reinsurance).”
Premiums earned, net of ceded premium earned, grew by 9.0%, or $93.2 million, to $1,128.6 million for the year ended December 31, 2022, reflecting an increase in direct premium earned offset by increased costs for reinsurance.
Net investment income was $25.8 million for the year ended December 31, 2022, compared to $12.5 million for the same period in 2021, an increase of $13.3 million, or 105.7%. 2022 saw significant increases in fixed income investment yields as the Federal Reserve took actions to address the market concerns of inflation and full employment. As a result, liquidity generated by our portfolio from maturities, principal repayments, interest payments, and new deposits were invested at higher rates, resulting in an increase in investment returns on our portfolio.
Total invested assets were $1.11 billion as of December 31, 2022 compared to $1.09 billion as of December 31, 2021. The increase is primarily attributable to new cash deposits, offset by increased unrealized losses on our portfolio due to a decline in bond prices, which move inversely with the rate increases seen throughout 2022. Unrealized losses reverse over time as debt instruments are generally held to maturity. Cash and cash equivalents were $388.7 million at December 31, 2022 compared to $250.5 million at December 31, 2021, an increase of 55.2%. This increase is largely attributable to cash calls to reinsurers to support Hurricane Ian claim settlement liquidity and changes in operational cash flows since year end. See below “—Analysis of Financial Condition” for more information. Cash and cash equivalents are invested short-term until needed to settle loss and LAE payments, reinsurance premium payments and operating cash needs or until they are deployed by our investment advisors.
Yields from cash and cash equivalents, short-term investments and the available-for-sale debt portfolio are dependent on the composition of the portfolio, future market forces, monetary policy and interest rate policy from the Federal Reserve. During most of 2021, the Federal Reserve broadly maintained lower interest rates, which impacted the effective yields on newly purchased available-for-sale debt securities and overnight cash purchases and short-term investments. This overall trend changed in late 2021, and throughout 2022, as inflation worries began to impact the financial markets, including the markets’ concern over future Federal Reserve actions of rate hikes and other actions to address inflation concerns. As a result, we saw increased yields on securities purchased in late 2021, and throughout 2022, and increased unrealized losses on our portfolio, reflected after-tax in the equity section of our balance sheet as increased market yields negatively impacted the fair value of much of our available-for-sale debt securities.
We sell invested assets from our portfolio from time to time to meet our investment objectives or to take advantage of market opportunities. During the year ended December 31, 2022, sales of available-for-sale debt securities resulted in net realized losses of $1.8 million and sales of equity securities resulted in a net realized gain of $2.2 million, in total generating net realized gains of $0.4 million. During the year ended December 31, 2021, sales of available-for-sale debt securities resulted in a net realized gain of $0.2 million, sales of equity securities resulted in a net realized gain of $2.8 million, the sale of two investment real estate properties, which includes one classified as assets held for sale in 2021, resulted in a realized gain of $2.7 million, and one real estate property classified as assets held for sale in 2021 resulted in a realized gain of $0.2 million, in total generating a net realized gain of $5.9 million. See “Part II—Item 8—Note 3 (Investments).”
There was a $13.1 million net unrealized loss in equity securities during the year ended December 31, 2022 compared to a $4.0 million net unrealized loss in equity securities during the year ended December 31, 2021. Net change in unrealized gains or losses for equity securities still held at the end of the reported period are recorded at fair value in the Consolidated Balance Sheet with changes in the fair value of equity securities reported in current period earnings in the Consolidated Statements of Income within net change in unrealized gains (losses) of equity securities as they occur.
Commission revenue is comprised principally of brokerage commissions we earn from traditional open market third-party reinsurers, which excludes reinsurance provided by the State of Florida as well as catastrophe bond participants. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. Reinstatement premiums for Hurricane Ian resulted in $13.1 million of additional brokerage commissions which will be earned prospectively from September 28, 2022 to May 31, 2023, increasing brokerage commission revenue earned of $5.0 million from September 28, 2022 through December 31, 2022. For the year ended December 31, 2022, commission revenue was $53.2 million, compared to $41.7 million for the year ended December 31, 2021. The increase in commission revenue of $11.5 million, or 27.7%, for the year ended December 31, 2022 was primarily due to increased commissions from third-party reinsurers earned on increased reinsurance premiums which is attributable to growth in our insured values, as well as the difference in pricing and structure associated with our reinsurance program when compared to the prior year.
Policy fees for the year ended December 31, 2022 were $20.2 million compared to $22.7 million for the same period in 2021. The decrease of $2.5 million, or 11.1%, was the result of a decrease in the combined total number of new and renewal policies written during the year ended December 31, 2022 compared to the same period in 2021 in states where we are permitted to charge this fee.
Other revenue, representing revenue from policy installment fees, premium financing and other miscellaneous income, was $7.7 million for the year ended December 31, 2022 compared to $7.6 million for the same period in 2021.
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities, was $1,235.5 million for the year ended December 31, 2022 compared to $1,120.0 million for the same period in 2021.
Operating Costs and Expenses
Losses and Loss Adjustment Expenses
Losses and LAE, net of reinsurance recoveries was $938.4 million for the year ended December 31, 2022, resulting in a net loss ratio of 83.2%, compared to $779.2 million, and 75.3%, respectively for the year ended December 31, 2021.
Hurricane Ian resulted in $111.0 million of net losses and LAE for the 2022 accident year, or 9.9 net loss ratio points, compared to $28.0 million of weather above plan in 2021, or 2.7 net loss ratio points.
Prior year development includes changes in estimated losses and LAE for all events occurring in prior years including hurricanes and other weather. Prior year development was $25.0 million, or 2.2 net loss ratio points for the year ended December 31, 2022, compared to $54.5 million for 2021, or 5.3 net loss ratio points.
Excluding Hurricane Ian and prior year development recorded in 2022, all other losses and LAE, net for the current accident year are estimated to be $802.4 million or 71.1 net loss ratio points for the year ended December 31, 2022, compared to $696.7 million, or 67.3 net loss ratio points estimated in 2021. Throughout 2022, management increased its current accident year loss pick (plan) primarily to reduce volatility in weather above plan. This category also reflects savings from activities performed by affiliates within our holding company system on behalf of our Insurance Entities and our reinsurers when losses and LAE are ceded under our reinsurance contracts. When claims are adjusted by our claims team and files handled by our legal group in this litigious environment, there are synergies achieved by having these two functions within the same consolidated group that could not be achieved through third parties. This synergistic relationship results in more efficient handling and coordination of claims including represented claims handled by our legal group of over 500 employees. By choosing not to outsource these activities, we also save money for the consolidated group by generating a potential profit margin outside of the Insurance Entities that serves to offset LAE at the consolidated level (contra LAE). During 2022 these claims related activities generated a profit margin of $62.4 million compared to $11.9 million during 2021.
Losses and LAE experience over the past several years including both 2022 and 2021, reflects an adverse litigation environment and other market conditions in Florida that the Florida Legislature has been attempting to address with the passage of legislation spanning several years with the most significant changes made during a special session held in December 2022.

General and Administrative Expenses
For the year ended December 31, 2022, general and administrative expenses were $304.9 million, compared to $313.6 million during the same period in 2021, as follows (dollars in thousands):

	For the Years Ended December 31,				Change
	2022		2021		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$1,128,626		$1,035,463		$93,163	9.0%
General and administrative expenses:
Policy acquisition costs	214,259	19.0%	226,167	21.8%	(11,908)	(5.3)%
Other operating costs	90,638	8.0%	87,428	8.4%	3,210	3.7%
Total general and administrative expenses	$304,897	27.0%	$313,595	30.2%	$(8,698)	(2.8)%

General and administrative expenses decreased by $8.7 million, which was the result of decreases in policy acquisition costs of $11.9 million offset by an increase in other operating costs of $3.2 million. The total general and administrative expense ratio was 27.0% for the year ended December 31, 2022 compared to 30.2% for the year ended December 31, 2021.
•The decrease in policy acquisition costs of $11.9 million reflects a reduction in the commission rate paid to agents on the renewal of Florida policies which was reduced by two percentage points to 10% effective April 1, 2021, which also reduced the ratio of policy acquisition to net premiums earned. The commission rate paid to agents on the renewal of Florida policies was reduced by an additional two percentage points to 8% effective May 1, 2022, which will benefit future periods as the new rate structure applies prospectively.
•The increase in other operating costs of $3.2 million primarily reflects an increase in performance bonuses partially offset by a decrease in share-based compensation. The other operating cost ratio was 8.0% for the year ended December 31, 2022 compared to 8.4% in the year ended December 31, 2021. This reduction reflects several factors including economies of scale as we continue to grow premium and spending discipline.
As a result of the above, the combined ratio for the year ended December 31, 2022 was 110.2% compared to 105.5% for the same period in 2021. The increase was the result of the impact of Hurricane Ian and higher core losses.
Interest and Amortization of Debt Issuance Costs
Interest and amortization of debt issuance costs for the year ended December 31, 2022 was $6.6 million compared to $0.6 million for the same period in 2021. The increase of $6.0 million, or 935.9%, in interest and amortization of debt issuance costs is the result of the issuance of additional debt in the fourth quarter of 2021. See “Part II—Item 8—Note 7 (Long-term debt)” for additional details.
Income Tax Expense (Benefit)
Income tax benefit was $5.0 million for the year ended December 31, 2022, compared to income tax expense of $8.0 million for the year ended December 31, 2021. Our effective tax rate (“ETR”) decreased to 18.3% for the year ended December 31, 2022, as compared to 28.2% for the year ended December 31, 2021. See “Part II—Item 8—Note 12 (Income Taxes)” for a table of items reconciling statutory rates to the effective rate for years 2022 and 2021.
Comprehensive Income (Loss)
Other comprehensive loss, net of taxes for the year ended December 31, 2022 was $88.2 million compared to other comprehensive loss of $18.9 million for the same period in 2021, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income for available-for-sale debt securities sold. We saw increased market yields on securities purchased in late 2021 and 2022 and increased unrealized losses on our portfolio, reflected after-tax in the equity section of our balance sheet as increased interest rates negatively impacted the fair value on much of our available-for-sale debt securities. See discussion above and “Part II—Item 8—Note 14 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods.

Non-GAAP
Adjusted operating income (loss) represents GAAP operating income (loss), excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities. Adjusted operating loss was $7.8 million for the year ended December 31, 2022 compared to adjusted operating income of $27.2 million for the same period in 2021.
Adjusted operating income (loss) margin represents adjusted operating income (loss) divided by core revenue. Adjusted operating loss margin was 0.6% for the year ended December 31, 2022 compared to adjusted operating income margin of 2.4% for the same period in 2021.
Adjusted net income (loss) attributable to common stockholders represents GAAP net income (loss) attributable to common stockholders, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities, net of tax. Adjusted net loss attributable to common stockholders was $12.6 million for the year ended December 31, 2022 compared to adjusted net income attributable to common stockholders of $19.0 million for the same period in 2021.
Diluted adjusted earnings (loss) per common share represents adjusted net income (loss) available to common stockholders divided by weighted average diluted common shares outstanding. Diluted adjusted loss per common share was $0.41 for the year ended December 31, 2022 compared to diluted adjusted earnings per share of $0.61 for the same period in 2021.

YEAR ENDED DECEMBER 31, 2021 COMPARED TO YEAR ENDED DECEMBER 31, 2020

Net income was $20.4 million for the year ended December 31, 2021, compared to net income of $19.1 million for the same period in 2020, an increase of $1.3 million, or 6.8%. Diluted EPS for 2021 was $0.65 compared to $0.60 in 2020, an increase of $0.05, or 8.3%. Weighted average diluted common shares outstanding for the year ended December 31, 2021 were lower by 2.1% to 31.3 million shares from 32.0 million shares for the same period of the prior year. Benefiting the year ended December 31, 2021 were increases in premiums earned, net and an increase in commission revenue, partially offset by a decrease in net investment income, a decrease in realized gains year over year and unrealized losses during 2021 compared to modest unrealized gains in 2020, policy fees and other revenue and an increase in operating costs and expenses. Direct premium earned and premiums earned, net were up 14.4% and 12.1%, respectively, due to direct premium written growth in 16 of the 19 states in which we are licensed and writing during the past 12 months as a result of rate increases implemented during 2020 and 2021, partially offset by higher costs for reinsurance flowing through to premiums earned, net. The net loss and LAE ratio was 75.3% for the year ended December 31, 2021, compared to 82.1% for the same period in 2020 reflecting a decrease in excess weather events beyond those expected and lower prior years’ reserve development, partially offset by higher core net losses. As a result of the above and further explained below, the combined ratio for the year ended December 31, 2021 was 105.5% compared to 113.5% for the year ended December 31, 2020. See “Overview—Trends and Geographical Distribution—Florida Trends” regarding our response to the Florida market.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Years Ended December 31,		Change
	2021	2020	$	%
REVENUES
Direct premiums written	$1,671,252	$1,517,479	$153,773	10.1%
Change in unearned premium	(74,634)	(121,856)	47,222	(38.8)%
Direct premium earned	1,596,618	1,395,623	200,995	14.4%
Ceded premium earned	(561,155)	(472,060)	(89,095)	18.9%
Premiums earned, net	1,035,463	923,563	111,900	12.1%
Net investment income	12,535	20,393	(7,858)	(38.5)%
Net realized gains (losses) on investments	5,892	63,352	(57,460)	(90.7)%
Net change in unrealized gains (losses) of equity securities	(4,032)	25	(4,057)	NM
Commission revenue	41,649	33,163	8,486	25.6%
Policy fees	22,713	23,773	(1,060)	(4.5)%
Other revenue	7,631	8,501	(870)	(10.2)%
Total revenues	1,121,851	1,072,770	49,081	4.6%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	779,205	758,810	20,395	2.7%
General and administrative expenses	313,595	289,634	23,961	8.3%
Total operating costs and expenses	1,092,800	1,048,444	44,356	4.2%
Interest and amortization of debt issuance costs	638	95	543	571.6%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	28,413	24,231	4,182	17.3%
Income tax expense	8,006	5,126	2,880	56.2%
NET INCOME (LOSS)	$20,407	$19,105	$1,302	6.8%
Other comprehensive income (loss), net of taxes	(18,911)	(17,618)	(1,293)	7.3%
COMPREHENSIVE INCOME (LOSS)	$1,496	$1,487	$9	0.6%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$0.65	$0.60	$0.05	8.3%
Weighted average diluted common shares outstanding	31,307	31,972	(665)	(2.1)%
NM - Not Meaningful
Direct premiums written increased by $153.8 million, or 10.1%, for the year ended December 31, 2021, driven by premium growth within our Florida business of $137.6 million, or 11.0%, and premium growth in our other states business of $16.2 million, or 6.1%, as compared to the same period of the prior year. Rate increases approved in 2020 and 2021 for Florida and for certain other states as discussed below, were the principal driver of higher written premiums. In total, policies in force declined 41,237, or 4.19%, from 984,830 at December 31, 2020 to 943,593 at December 31, 2021. A summary of the recent rate increases which are driving increases in written premium is discussed above under “Overview—Trends and Geographical Distribution—Florida Trends.”
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
Total invested assets were $1,093.7 million as of December 31, 2021 compared to $919.9 million as of December 31, 2020. The increase is attributable to the reinvestment of investment returns and additional contributions to the investment portfolio from excess cash, partially offset by dispositions of equity securities and investment real estate. Cash and cash equivalents were $250.5 million at December 31, 2021 compared to $167.2 million at December 31, 2020, an increase of 49.9%. This increase is largely attributable to the receipt of $100.0 million in proceeds from the private placement of the 5.625% Senior Unsecured Notes and payment of related debt issuance costs of approximately $3.3 million. See “Part II—Item 8—Note 7 (Long-term debt)” and below “—Analysis of Financial Condition” for more information. Cash and cash equivalents are invested short term until needed to settle loss and LAE payments, reinsurance premium payments and operating cash needs or until they are deployed by our investment advisors.

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
Commission revenue is comprised principally of brokerage commissions we earn from third-party reinsurers (excluding the FHCF) on reinsurance placed for the Insurance Entities. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the year ended December 31, 2021, commission revenue was $41.6 million, compared to $33.2 million for the year ended December 31, 2020. The increase in commission revenue of $8.5 million, or 25.6%, for the year ended December 31, 2021 was primarily due to increased commissions from third-party reinsurers earned on increased reinsurance premiums which is attributable to growth in our insured values, as well as the difference in pricing and structure associated with our reinsurance program when compared to the prior year.
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
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities, was $1,120.0 million for the year ended December 31, 2021 compared to $1,009.4 million for the same period in 2020.
The following table presents losses and LAE incurred on a direct, ceded and net basis expressed in dollars and as a percent of the respective amounts of premiums earned. These amounts are further categorized as (i) core losses, (ii) weather events for the current accident year and (iii) prior years’ reserve development (dollars in thousands):

	For The Year Ended December 31, 2021
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$1,596,618		$561,155		$1,035,463
Losses and loss adjustment expenses:
Core losses	$696,775	43.6%	$20	—%	$696,755	67.3%
Weather events*	28,000	1.8%	—	—%	28,000	2.7%
Prior years’ reserve development	464,669	29.1%	410,219	73.1%	54,450	5.3%
Total losses and loss adjustment expenses	$1,189,444	74.5%	$410,239	73.1%	$779,205	75.3%

*Includes only current weather events beyond those expected.

	For The Year Ended December 31, 2020
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$1,395,623		$472,060		$923,563
Losses and loss adjustment expenses:
Core losses	$538,826	38.6%	$316	0.1%	$538,510	58.3%
Weather events*	256,917	18.4%	94,954	20.1%	161,963	17.5%
Prior years’ reserve development	284,315	20.4%	225,978	47.9%	58,337	6.3%
Total losses and loss adjustment expenses	$1,080,058	77.4%	$321,248	68.1%	$758,810	82.1%
*Includes only current weather events beyond those expected.
See “Part II—Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.
Management looks at losses and LAE in three areas, as described below and represented in the tables above, each of which has different drivers that impact reported results. As a result, these components of losses and LAE are described separately. Overall losses and LAE, net of reinsurance recoveries, were $779.2 million resulting in a 75.3% net loss and LAE ratio for the year ended December 31, 2021. This compares to $758.8 million resulting in an 82.1% net loss and LAE ratio for the year ended December 31, 2020. Increased ceded premiums also impact the ratio calculations such that the net loss and LAE ratio for the year ended December 31, 2021 also reflects higher relative reinsurance costs compared to the same period in 2020, which contributed to an overall increase of 1.5 percentage points to the net loss and LAE ratio. See “Part II—Item 8—Note 4 (Reinsurance).”
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

For the year ended December 31, 2021, general and administrative expenses were $313.6 million compared to $289.6 million during the same period in 2020 as follows (dollars in thousands):

	For The Years Ended December 31,				Change
	2021		2020		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$1,035,463		$923,563		$111,900	12.1%
General and administrative expenses:
Policy acquisition costs	226,167	21.8%	199,102	21.6%	27,065	13.6%
Other operating costs (1)	87,428	8.4%	90,532	9.8%	(3,104)	(3.4)%
Total general and administrative expenses	$313,595	30.2%	$289,634	31.4%	$23,961	8.3%

General and administrative expenses increased by $24.0 million, which was the result of increases in policy acquisition costs of $27.1 million primarily due to commissions and premium taxes associated with increased premium, and a decrease in other operating costs of $3.1 million. The expense ratio as a percentage of premiums earned, net was 30.2% for the year ended December 31, 2021 compared to 31.4% for the year ended December 31, 2020.
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
•The decrease in other operating costs of $3.1 million reflects lower performance compensation, lower share-based compensation, lower marketing and distribution costs, and lower costs associated with employee medical benefits. The other operating cost ratio for the year ended December 31, 2021 was 8.4% compared to 9.8% in the year ended December 31, 2020. This reduction, which was partially offset by higher reinsurance costs, reflects several factors including economies of scale as we continue to grow premium, efficiencies gained from leveraging technology and spending discipline.
As a result of the above, the combined ratio for the year ended December 31, 2021 was 105.5% compared to 113.5% for the same period in 2020. The decrease reflects improved underwriting results when compared to the same period of 2020. The reduction was the result of decreases in both the loss and LAE ratio and expense ratio as described above.
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
Other comprehensive loss, net of taxes for the year ended December 31, 2021 was $18.9 million compared to other comprehensive loss of $17.6 million for the same period in 2020, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income (loss) for available-for-sale debt securities sold. See “Part II—Item 8—Note 14 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods.
Adjusted operating income (loss) represents GAAP operating income (loss), excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities. Adjusted operating income was $27.2 million for the year ended December 31, 2021 compared to adjusted operating loss of $39.1 million for the same period in 2020.
Adjusted operating income (loss) margin represents adjusted operating income (loss) divided by core revenue. Adjusted operating income margin was 2.4% for the year ended December 31, 2021 compared to adjusted operating loss margin of 3.9% for the same period in 2021.
Adjusted net income (loss) attributable to common stockholders represents GAAP net income (loss) attributable to common stockholders, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities, net of tax. Adjusted net loss attributable to common stockholders was $19.0 million for the year ended December 31, 2021 compared to adjusted net loss attributable to common stockholders of $29.0 million for the same period in 2020.
Diluted adjusted earnings (loss) per common share represents adjusted net income (loss) available to common stockholders divided by weighted average diluted common shares outstanding. Diluted adjusted earnings per common share was $0.61 for the year ended December 31, 2021 compared to diluted adjusted loss per share of $0.91 for the same period in 2020.

ANALYSIS OF FINANCIAL CONDITION AS OF DECEMBER 31, 2022 COMPARED TO DECEMBER 31, 2021
We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of December 31,
Type of Investment	2022	2021
Available-for-sale debt securities	$1,014,626	$1,040,455
Equity securities	85,469	47,334
Investment real estate, net	5,711	5,891
Total	$1,105,806	$1,093,680
See “Part II—Item 8—Consolidated Statements of Cash Flows” and “Item 8—Note 3 (Investments)” for explanations on changes in investments.
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1st to May 31st of the following year. The increase of $41.4 million to $282.4 million as of December 31, 2022 was primarily due to additional ceded written premium reinsurance costs relating to our 2022-2023 catastrophe reinsurance program beginning June 1, 2022, less amortization of ceded written premium for the reinsurance costs earned since the beginning of the new program.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE and other expenses that are expected to be recovered from reinsurers. The increase of $623.3 million to $808.9 million as of December 31, 2022 was primarily due Hurricane Ian losses covered by our reinsurance contracts.
Premiums receivable, net represents amounts receivable from policyholders. The increase in premiums receivable, net of $4.7 million to $69.6 million as of December 31, 2022 is consistent with premium trends.
Deferred policy acquisition costs (“DPAC”) decreased by $5.2 million to $103.7 million as of December 31, 2022, and is consistent with written premium trends and changes in commissions paid to agents. In 2022, DPAC was impacted by the reductions to Florida renewal commissions implemented during 2022 and reductions to 2021 and other changes to the Company’s commission structure. See “Part II—Item 8—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Income taxes recoverable represents the difference between estimated tax obligations and tax payments made to taxing authorities. As of December 31, 2022, the balance recoverable was $1.5 million, representing amounts due from taxing authorities at that date, compared to a balance recoverable of $16.9 million as of December 31, 2021. Income taxes recoverable as of December 31, 2022 will either be refunded or applied to future periods to offset future federal and state income tax obligations.
Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the year ended December 31, 2022, deferred income tax asset, net increased by $40.9 million to $57.3 million, primarily due to an increase in unrealized losses on investments. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
See “Part II—Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE increased by $692.6 million to $1,038.8 million as of December 31, 2022. The majority of the increase in 2022 was a result of losses recorded in the third quarter of 2022 for Hurricane Ian and in the fourth quarter of 2022 for Hurricane Nicole. Overall, unpaid losses and LAE increased, as incurred losses and LAE exceeded settlements. Unpaid losses and LAE are net of estimated subrogation recoveries of $134 million as of December 31, 2022 compared to $119 million as of December 31, 2021.
Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The increase of $86.1 million from December 31, 2021 to $943.9 million as of December 31, 2022 reflects the increases in written premiums as the result of rate increases.
Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $1.3 million from December 31, 2021 to $55.0 million as of December 31, 2022 reflects customer payment behavior and the payment behavior of mortgage escrow service providers as well as premium trends..

We exclude net negative cash balances, if any, from cash and cash equivalents that we have with any single financial institution based on aggregating the book balance of all accounts at the institution which have the right of offset. If the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Consolidated Balance Sheet to book overdraft. These amounts represent outstanding checks or drafts not yet presented to the financial institution in excess of amounts on deposit at the financial institutions. We maintain a short-term cash investment strategy sweep to maximize investment returns on cash balances. There were no book overdrafts as of December 31, 2022, compared to a book overdraft of $26.8 million as of December 31, 2021. The decrease of $26.8 million is the result of higher cash balances available for offset as of December 31, 2022 compared to December 31, 2021. See “—Liquidity and Capital Resources” for more information.
Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers and cash advances received from reinsurers, if any. On June 1st of each year, we renew our core catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. These estimated annual costs are increased or decreased during the year based on premium adjustments or as a result of new placements during the year. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which typically runs from June 1st to May 31st. The balance increased by $195.8 million to $384.5 million as of December 31, 2022 as a result of timing of the above items and cash advanced from reinsurers in 2022 in connection with ceded Hurricane Ian claims. See “—Liquidity and Capital Resources” for more information about timing of reinsurance premium installment payments.
Other liabilities and accrued expenses increased by $31.5 million to $58.8 million as of December 31, 2022, primarily driven by increases in the collection of advanced reinsurance commission and increases in other liabilities due to timing of payments. Advance reinsurance commission represents the early collection of reinsurance commissions as a result of the Company settling its reinsurance obligations before the contractual due date and in 2022 includes reinsurance commissions received on reinstatement premiums from Hurricane Ian.
Capital resources, net decreased by $142.7 million for the year ended December 31, 2022, reflecting a net decrease in total stockholders’ equity and long-term debt. The change in stockholders’ equity was principally the result of our 2022 net loss, declines in the after-tax changes in the fair value of our available-for-sale debt securities, treasury share purchases and dividends to shareholders offset by increases from share-based compensation. Available-for-sale debt securities’ decline in fair value of $117.1 million (before tax) in 2022, caused the net unrealized loss position of $20.2 million at December 31, 2021 to increase to $137.3 million at December 31, 2022. Current market outlooks are signaling further Federal Reserve tightening which could continue to have a negative impact on the valuation of available-for-sale debt securities. See “Part II—Item 8—Consolidated Statements of Stockholders’ Equity” and “Item 8—Note 8 (Stockholders’ Equity)” for an explanation of changes in treasury stock. The reduction in long-term debt was primarily the result of principal payments on long-term debt of $1.5 million offset by amortization of debt issuance costs of $0.7 million on our 5.625% Senior Unsecured Notes due 2026 during 2022 . See “—Liquidity and Capital Resources” for more information.
Additional paid-in-capital increased by $4.3 million primarily from share-based compensation expense of $4.7 million for the year ended December 31, 2022. This was offset by the common stock value acquired and cancelled through tax withholdings on the intrinsic value of performance units and restricted stock units vested for share-based payment transactions of $0.4 million for the year ended December 31, 2022.

Liquidity and Capital Resources
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short- and long-term obligations. Funds generated from operations have been sufficient and we expect them to be sufficient to meet our current and long term liquidity requirements.
The balance of cash and cash equivalents, excluding restricted cash, as of December 31, 2022 was $388.7 million, compared to $250.5 million at December 31, 2021. See “Part II—Item 8—Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between December 31, 2022 and 2021. This increase is largely attributable to cash calls to reinsurers to support Hurricane Ian claim settlement liquidity and changes in operational cash flows since year end and was driven by cash flows generated from operating activities in excess of cash flows used in investing and financing activities. Our cash investment strategy at times includes cash investments where the right of offset against other bank accounts does not exist. A book overdraft occurs when aggregating the book balance of all accounts at a financial institution for accounts which have the right of offset, and if the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Consolidated Balance Sheet to book overdraft. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st and December 1st, and third-party reinsurance premiums are generally paid in four installments on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. See “Part II—Item 8—Note 15 (Commitments and Contingencies)” and additional discussion below under the caption “—Material Cash Requirements” for more information.

During 2022, there was one significant hurricane, Hurricane Ian, in which estimated losses are $1 billion gross and $111 million net after reinsurance recoveries. The Company’s reinsurance program provides sufficient liquidity in the form of cash advances for paid losses ceded to the reinsurers. During 2021, the Company routinely collected amounts ceded to reinsurers and, as in the past did not have to use funds in the Company’s investment portfolio. See “—Results of Operations” for more information.
The balance of restricted cash and cash equivalents as of December 31, 2022 and 2021 represents cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business.
Liquidity is required at the holding company for us to cover the payment of holding company general operating expenses and contingencies, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of our tax obligations to taxing authorities, settlement of taxes between subsidiaries in accordance with our tax sharing agreement, capital contributions to subsidiaries or surplus note contributions to the Insurance Entities, if needed, and interest and principal payments on outstanding debt obligations of the holding company. Effective in 2021 for UPCIC and 2022 for APPCIC, the holding company has put in place an ongoing surplus note arrangement with the Insurance Entities, which has been approved by the Florida Office of Insurance Regulation as the Insurance Entities’ domestic regulator. Surplus notes are unsecured debt issued by the Insurance Entities that are subordinated to all claims by policyholders and creditors, with interest and principal payments on the surplus notes to the holding company being made only upon the FLOIR’s express approval. Surplus notes are considered bonds in function and payout structure, but are accounted for as equity in the statutory reporting of the Insurance Entities. The holding company has outstanding with the Insurance Entities $134.0 million in surplus notes. Under the arrangement, interest accrues at a variable rate (currently 8.27%) on the outstanding surplus note balances and, if approved by the FLOIR, is payable annually to the holding company. In 2022, UPCIC received approval from its Florida regulator to permit UPCIC to pay interest accruing at a 8.27% interest rate for surplus notes outstanding as of December 31, 2021. The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. New regulations or changes to existing regulations imposed on the Company and its affiliates may also impact the amount and timing of future dividend payments to the parent. Principal sources of liquidity for the holding company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions earned on reinsurance contracts placed by our wholly-owned subsidiary, BARC and policy fees. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income from those investments. As discussed in “Item 8—Note 5 (Insurance Operations),” there are limitations on the dividends the Insurance Entities may pay to their immediate parent company, Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida).
The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 8—Note 5 (Insurance Operations).” Dividends from the Insurance Entities can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by the Insurance Entities to PSI without prior approval (an “ordinary dividend”) is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the years ended December 31, 2022 and 2021 the Insurance Entities did not pay dividends to PSI. As of December 31, 2022, the Insurance Entities did not have the capacity to pay ordinary dividends.
On November 23, 2021, we issued $100 million of 5.625% Senior Unsecured Notes due 2026. We used the net proceeds to support the Insurance Entities’ statutory capital requirements and for general corporate purposes. If necessary, the Company also has amounts available under our unsecured revolving loan as discussed in “Part II—Item 8—Note 7 (Long-term debt).”
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
Our insurance operations provide liquidity as premiums are generally received months or even years before potential losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale. The average credit rating on our available-for-sale securities was A+ as of December 31, 2022 and December 31, 2021. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of our available-for-sale securities was 4.0 years as of December 31, 2022 compared to 4.4 years at December 31, 2021. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments.

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
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio for the periods presented (dollars in thousands):

	As of December 31,
	2022	2021
Stockholders’ equity	$287,896	$429,702
Total long-term debt	102,769	103,676
Total capital resources	$390,665	$533,378

Debt-to-total capital ratio	26.3%	19.4%
Debt-to-equity ratio	35.7%	24.1%
The debt-to-total capital ratio is total long-term debt divided by total capital resources, whereas the debt-to-equity ratio is total long-term debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.
Adjusted common stockholders’ equity, representing GAAP common stockholders' equity, excluding accumulated other comprehensive income (loss), was $391.6 million as of December 31, 2022 and $445.2 million as of December 31, 2021.
Adjusted book value per share common share, representing adjusted common stockholders’ equity divided by outstanding common shares at the end of the reporting period, was $12.89 as of December 31, 2022 and $14.26 as of December 31, 2021.
Adjusted return on common equity representing actual or annualized adjusted net income (loss) attributable to common stockholders divided by average adjusted common stockholders' equity, with the denominator excluding current period income statement net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities, net of tax, was (3.0)% as of December 31, 2022 and 4.3% as of December 31, 2021.
The Insurance Entities are required annually to comply with the NAIC RBC requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2022, based on calculations using the appropriate NAIC RBC formula, the Insurance Entities reported respective total adjusted capital in excess of the requirements. Failure by the Insurance Entities to maintain the required level of statutory capital and surplus could result in the suspension of their authority to write new or renewal business, other regulatory actions, or ultimately, in the revocation of their certificate of authority by the FLOIR.
In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term, with quarterly payments of interest based on the 10-year Constant Maturity Treasury Index. As of December 31, 2022, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates. See “Part II—Item 8—Note 7 (Long-term debt)” for additional details. At December 31, 2022, UPCIC was in compliance with the terms of the surplus note and with each of the loan’s covenants as implemented by rules promulgated by the SBA. Total adjusted capital and surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.
As discussed in “Part II—Item 8—Note 7 (Long-term Debt),” the Company entered into a 364-day credit agreement and related revolving loan (“2021 Revolving Loan”) with JPMorgan Chase Bank, N.A.. (“JPMorgan”) in August 2021. The Company and JPMorgan subsequently agreed during the term of the 2021 Revolving Loan to extend its expiration date until October 31, 2022. The Company renewed this agreement on October 31, 2022, increasing the credit facility to $37.5 million and modifying other terms. The October 31, 2022 Revolving Loan agreement (“2022 Revolving Loan”) makes available to the Company an unsecured revolving credit facility with an aggregate commitment not to exceed $37.5 million (previously $35.0 million) and carries an interest rate of prime rate plus a margin of 2%. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings under the 2022 Revolving Loan mature on October 30, 2023, 364 days after the inception date of the 2022 Revolving Loan. The 2022 Revolving Loan is subject to annual renewals. The 2022 Revolving Loan contains customary financial and other covenants with which the Company is in compliance. The Company did not borrow any amount under the 2021 Revolving Loan and the Company has not borrowed any amount under the 2022 Revolving Loan.

In November 2021, we issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”) to certain institutional accredited investors and qualified institutional buyers. The Notes mature on November 26, 2026, at which time the entire $100.0 million of principal is due and payable. At any time on or after November 23, 2023, the Company may redeem all or part of the Notes. See “Part II—Item 8—Note 7 (Long-term debt)” for additional details. As of December 31, 2022, we were in compliance with all applicable covenants.
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
Common Stock Repurchases
On November 3, 2020, we announced that our Board of Directors authorized a share repurchase program under which we may repurchase in the open market up to $20 million of outstanding shares of our common stock through November 3, 2022. On December 15, 2022, our Board of Directors authorized a successor share repurchase program under which we may repurchase up to $8.0 million of shares of our common stock through December 15, 2024, which represents the unused portion of the November 2022 Share Repurchase Program authorization. We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
In total, during the year ended December 31, 2022, we repurchased an aggregate of 992,759 shares of our common stock in the open market at an aggregate purchase price of $11.6 million. Also see “Part II—Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Registrant Purchases of Equity Securities” for share repurchase activity during 2022 and the three months ended December 31, 2022.
Cash Dividends
The following table summarizes the dividends declared and paid by the Company during the year ended December 31, 2022:

	Dividend	Shareholders	Dividend	Cash Dividend
2022	Declared Date	Record Date	Payable Date	Per Share Amount
First Quarter	February 10, 2022	March 10, 2022	March 17, 2022	$0.16
Second Quarter	April 20, 2022	May 13, 2022	May 20, 2022	$0.16
Third Quarter	July 19, 2022	August 2, 2022	August 9, 2022	$0.16
Fourth Quarter	November 14, 2022	December 9, 2022	December 16, 2022	$0.29

Reinsurance Recoverable
The following table provides total unpaid loss and LAE, net of related reinsurance recoverable for the dates presented (in thousands):

	Years Ended December 31,
	2022	2021
Unpaid loss and LAE, net	$44,164	$83,468
IBNR loss and LAE, net	195,946	146,888
Total unpaid loss and LAE, net	$240,110	$230,356

Reinsurance recoverable on unpaid loss and LAE	$156,683	$6,560
Reinsurance recoverable on IBNR loss and LAE	641,997	109,300
Total reinsurance recoverable on unpaid loss and LAE	$798,680	$115,860

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
The following table provides the statutory loss ratios, expense ratios and combined ratios for the periods indicated for the Insurance Entities:

	Years Ended December 31,
	2022	2021
Loss and LAE Ratio (1)
UPCIC	85%	77%
APPCIC	57%	62%
Expense Ratio (1)
UPCIC	33%	35%
APPCIC	28%	(17)%
Combined Ratio (1)
UPCIC	118%	112%
APPCIC	85%	45%

(1)The ratios are net of ceded premiums and losses and LAE, including premiums ceded to our catastrophe reinsurers which comprise a significant cost, and losses and LAE ceded to reinsurers. The expense ratio includes management fees and commissions, which are based on market rates, paid to an affiliate of the Insurance Entities in the amount of $135.8 million and $135.2 million for UPCIC for the years ended December 31, 2022 and 2021, respectively, and $1.7 million and $0.9 million for APPCIC for the years ended December 31, 2022 and 2021, respectively. The management fees and commissions paid to the affiliate are eliminated in consolidation.
Ratings
The Insurance Entities’ financial strength and stability are rated by certain independent insurance rating agencies to measure the Insurance Entities’ ability to meet their financial obligations to its policyholders. For the Insurance Entities’ policies to be considered acceptable to the secondary mortgage market, the Insurance Entities must maintain a specified rating level with at least one independent insurance rating agency recognized by each of the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”) or alternatively must qualify for an exception to the rating requirement. The Insurance Entities currently maintain acceptable ratings from two rating agencies recognized by Freddie Mac and Fannie Mae.
In December 2022, Demotech, Inc. affirmed the Financial Stability Rating® of “A” for the Insurance Entities and Kroll affirmed its insurer financial strength ratings of “A-”. According to Demotech, Inc., the assigned rating represents a company’s continued positive surplus related to policyholders, liquidity of invested assets, an acceptable level of financial leverage, reasonable loss and LAE reserves, and realistic pricing. According to Kroll, its category of “A” ratings, inclusive of A+, A and A- ratings, indicates an insurer’s financial condition is strong and it is very likely to meet its policy obligations under difficult economic, financial, and business conditions. The ratings of the Insurance Entities are subject to at least annual review by the respective rating agencies, and may be revised upward or downward or revoked at the sole discretion of the rating agencies. Insurer financial stability or financial strength ratings primarily directed towards policyholders, and are not evaluations directed toward the protection of investors in a company, including holders of a company’s common stock, and are not recommendations to buy, sell or hold securities.
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
Material Cash Requirements
The following table represents our material cash requirements for which cash flows are fixed or determinable as of December 31, 2022 (in thousands):

	Total	Next 12 months	Beyond 12 months
Reinsurance payable and multi-year commitments (1)	$713,907	$490,128	$223,779
Unpaid losses and LAE, direct (2)	1,038,790	596,265	442,525
Long-term debt (3)	128,429	7,282	121,147
Total material cash requirements	$1,881,126	$1,093,675	$787,451

(1)Amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Part II—Item 8—Note 15 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through December 31, 2022. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from our reinsurance program. See “Part II—Item 8—Note 4 (Reinsurance).” and Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses).”
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
In compliance with annual statutory reporting requirements, our appointed independent actuary provides a Statement of Actuarial Opinion (“SAO”) indicating that carried loss and LAE reserves recorded at each annual balance sheet date make a reasonable provision for all of the Insurance Entities’ unpaid loss and LAE obligations under the terms of contracts and agreements with our policyholders. Recorded reserves are compared to the indicated range provided in the actuary’s report accompanying the SAO. At December 31, 2022, the recorded amount for net loss and LAE falls within the range determined by the Company’s appointed independent actuary.
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
The following table summarizes the effect on net loss and LAE reserves and net loss, net of tax in the event of reasonably likely changes in the severity of claims considered in establishing loss and LAE reserves. The range of reasonably likely changes in the severity of our claims was established based on a review of changes in loss year development and applied loss and LAE reserves as a whole. The selected range of changes does not indicate what could be the potential best or worst case or likely scenarios (dollars in thousands):

Year ended December 31, 2022
		Percent Change in
Change in Reserves	Reserves	Net Income
-20.0%	$831,032	763%
-15.0%	882,972	572%
-10.0%	934,911	381%
-5.0%	986,851	191%
Base	1,038,790	—
5.0%	1,090,730	(191)%
10.0%	1,142,669	(381)%
15.0%	1,194,609	(572)%
20.0%	1,246,548	(763)%
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
Due to the uncertainties involved, the ultimate cost of losses and LAE may vary materially from recorded amounts, which are based on our best estimates. The liability for unpaid losses and LAE at December 31, 2022 is $1,038.8 million.
Recent Accounting Pronouncements Not Yet Adopted
None

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
The following table presents the reconciliation of GAAP revenue (total premiums earned and other revenues) to core revenue, which is a non-GAAP measure (in thousands):

	Years Ended December 31,
	2022	2021	2020
GAAP revenue	$1,222,658	$1,121,851	$1,072,770
less: Net realized gains (losses) on investments	348	5,892	63,352
less: Net change in unrealized gains (losses) of equity securities	(13,145)	(4,032)	25
Core Revenue	$1,235,455	$1,119,991	$1,009,393
The following table presents the reconciliation of GAAP operating income (loss) to adjusted operating income (loss), which is a non-GAAP measure (in thousands):

	Years Ended December 31,
	2022	2021	2020
GAAP income (loss) before income tax expense (benefit)	$(27,247)	$28,413	$24,231
add: Interest and amortization of debt issuance costs	6,609	638	95
GAAP operating income (loss)	(20,638)	29,051	24,326
less: Net realized gains (losses) on investments	348	5,892	63,352
less: Net changes in unrealized gains (losses) of equity securities	(13,145)	(4,032)	25
Adjusted operating income (loss)	$(7,841)	$27,191	$(39,051)

The following table presents the reconciliation of operating income (loss) margin to adjusted operation income (loss) margin, which is a non-GAAP measure (in thousands):

	Years Ended December 31,
	2022	2021	2020
GAAP operating income (loss)	$(20,638)	$29,051	$24,326
GAAP revenue	1,222,658	1,121,851	1,072,770
GAAP operating income (loss) margin	(1.7)%	2.6%	2.3%
Adjusted operating income (loss)	(7,841)	27,191	(39,051)
Core revenue	1,235,455	1,119,991	1,009,393
Adjusted operating income (loss) margin	(0.6)%	2.4%	(3.9)%

The following table presents the reconciliation of GAAP net income (loss) available to common stockholders to adjusted net income (loss) available to common stockholders, which is a non-GAAP measure (in thousands):

	Years Ended December 31,
	2022	2021	2020
GAAP net income (loss)	$(22,257)	$20,407	$19,105
less: Preferred dividends	10	10	10
GAAP net income (loss) available to common stockholders	(22,267)	20,397	19,095
less: Net realized gains (losses) on investments	348	5,892	63,352
less: Net changes in unrealized gains (losses) of equity securities	(13,145)	(4,032)	25
add: Income tax effect on above adjustments	(3,148)	422	15,274
Adjusted net income (loss) available to common stockholders	$(12,618)	$18,959	$(29,008)

Weighted average common shares outstanding - Diluted	30,751	31,307	31,972
Diluted earnings (loss) per common share	$(0.72)	$0.65	$0.60
Diluted adjusted earnings (loss) per common share	$(0.41)	$0.61	$(0.91)

The following table presents the reconciliation of GAAP stockholders’ equity to adjusted stockholders’ equity and book value per common share to adjusted book value per common share, which is a non-GAAP measure (in thousands):

	As of
	December 31,	December 31,	December 31,
	2022	2021	2020
GAAP Stockholders' equity	$287,896	$429,702	449,262
less: Preferred equity	100	100	100
Common stockholders' equity	287,796	429,602	449,162
less: Accumulated other comprehensive income (loss), net of taxes	(103,782)	(15,568)	3,343
Adjusted common stockholders' equity	$391,578	$445,170	$445,819

Common shares outstanding	30,389	31,221	31,137
Book value per common share	$9.47	$13.76	$14.43
Adjusted book value per common share	$12.89	$14.26	$14.32

The following table presents the reconciliation of GAAP ROCE to adjusted ROCE, which is a non-GAAP measure (in thousands):

	Years Ended December 31,
	2022	2021	2020
Actual net income (loss) available to common stockholders'	(22,267)	20,397	19,095
Average common stockholders' equity	358,699	439,382	471,482
ROCE	(6.2)%	4.6%	4.0%
Adjusted net income (loss) available to common stockholders	$(12,618)	$18,959	$(29,008)
Adjusted average common stockholders' equity*	$423,199	$444,776	$435,577
Adjusted ROCE	(3.0)%	4.3%	(6.7)%

*Adjusted average common stockholders’ equity excludes current period after-tax net realized gains (losses) on investments and net change in unrealized gains (losses) of equity securities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of December 31, 2022 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
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
The following tables provide information about our fixed income Financial Instruments as of December 31, 2022 compared to December 31, 2021, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial

Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	December 31, 2022
	2023	2024	2025	2026	2027	Thereafter	Other	Total
Amortized cost	$76,691	$108,112	$141,162	$157,809	$162,156	$504,378	$2,544	$1,152,852
Fair market value	$75,226	$103,211	$129,284	$140,825	$143,000	$420,963	$2,117	$1,014,626
Coupon rate	1.80%	2.51%	2.69%	2.44%	2.65%	2.88%	4.35%	2.65%
Book yield	1.56%	1.31%	1.58%	1.54%	1.88%	2.23%	4.24%	1.88%
* Years to effective maturity - 5.0 years

	December 31, 2021
	2022	2023	2024	2025	2026	Thereafter	Other	Total
Amortized cost	$30,183	$97,826	$99,528	$152,982	$180,558	$499,417	$698	$1,061,192
Fair market value	$30,163	$97,433	$98,751	$150,046	$176,711	$486,657	$694	$1,040,455
Coupon rate	1.34%	1.82%	2.23%	2.62%	2.65%	2.59%	3.53%	2.46%
Book yield	0.50%	0.71%	0.87%	1.10%	1.28%	1.70%	3.54%	1.34%
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
The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	December 31, 2022		December 31, 2021
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$15,313	17.9%	$3,683	7.8%
Mutual funds	70,156	82.1%	43,651	92.2%
Total equity securities	$85,469	100.0%	$47,334	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at December 31, 2022 and 2021 would have resulted in a decrease of $17.1 million and $9.5 million, respectively, in the fair value of those securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Universal Insurance Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Universal Insurance Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the COSO framework.

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

Liability for Unpaid Losses and Loss Adjustment Expenses - Refer to Notes 2 and 17 to the Financial Statements

Critical Audit Matter Description

The Company’s estimated liability for unpaid losses and loss adjustment expenses (LAE) totaled $1,039 million at December 31, 2022. The balance consists of three components: (1) an amount determined from current loss reports for individual cases reported but unpaid based on past experience of similar cases settled, (2) an amount for claims incurred but not reported and development of reported claims based on a range of actuarial methodologies and assumptions, and (3) an amount for expenses for investigating and the settlement of reported and unreported claims. Estimating the liability for unpaid losses and LAE requires significant judgment relating to factors such as claim development patterns, severity, type and jurisdiction of loss, economic conditions, legislative developments, and a variety of actuarial assumptions. Management engages an independent actuarial firm to prepare an actuarial analysis of unpaid losses and LAE and provide a statement of actuarial opinion on management’s estimate of unpaid losses and LAE. Estimating the liability for unpaid losses and LAE is inherently uncertain, dependent on management’s judgment, and significantly impacted by claim and actuarial factors and conditions that may change over time. The ultimate settlement of unpaid losses and LAE may vary materially from the recorded liability, and such variance may adversely affect the Company’s financial results. For these reasons, we identified the estimate of unpaid losses and LAE as a critical audit matter, as it involved especially subjective auditor judgment.

How the Critical Audit Matter was Addressed in the Audits

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
•We tested the completeness, integrity, and accuracy of the underlying data used by the Company’s actuary, such as paid loss data, case reserve data, loss adjustment expense data, and loss development tables.
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

East Lansing, Michigan
February 28, 2023

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2022	2021
ASSETS
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $920 and $489 (amortized cost: $1,152,852 and $1,061,192)	$1,014,626	$1,040,455
Equity securities, at fair value (cost: $102,431 and $51,151)	85,469	47,334
Investment real estate, net	5,711	5,891
Total invested assets	1,105,806	1,093,680
Cash and cash equivalents	388,706	250,508
Restricted cash and cash equivalents	2,635	2,635
Prepaid reinsurance premiums	282,427	240,993
Reinsurance recoverable	808,850	185,589
Premiums receivable, net	69,574	64,923
Property and equipment, net	51,404	53,682
Deferred policy acquisition costs	103,654	108,822
Income taxes recoverable	1,528	16,947
Deferred income tax asset, net	57,258	16,331
Other assets	18,312	22,031
Total assets	$2,890,154	$2,056,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$1,038,790	$346,216
Unearned premiums	943,854	857,769
Advance premium	54,964	53,694
Book overdraft	—	26,759
Reinsurance payable, net	384,504	188,662
Commission payable	18,541	22,315
Other liabilities and accrued expenses	58,836	27,348
Long-term debt, net	102,769	103,676
Total liabilities	2,602,258	1,626,439
Commitments and Contingencies (Note 15)
STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference - $9.99 and $9.99 per share
Common stock, $.01 par value	472	470
Authorized shares - 55,000
Issued shares - 47,179 and 47,018
Outstanding shares - 30,389 and 31,221
Treasury shares, at cost - 16,790 and 15,797	(238,758)	(227,115)
Additional paid-in capital	112,509	108,202
Accumulated other comprehensive income (loss), net of taxes	(103,782)	(15,568)
Retained earnings	517,455	563,713
Total stockholders’ equity	287,896	429,702
Total liabilities and stockholders’ equity	$2,890,154	$2,056,141

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
REVENUES
Direct premiums written	$1,845,786	$1,671,252	$1,517,479
Change in unearned premium	(86,085)	(74,634)	(121,856)
Direct premium earned	1,759,701	1,596,618	1,395,623
Ceded premium earned	(631,075)	(561,155)	(472,060)
Premiums earned, net	1,128,626	1,035,463	923,563
Net investment income	25,785	12,535	20,393
Net realized gains (losses) on investments	348	5,892	63,352
Net change in unrealized gains (losses) of equity securities	(13,145)	(4,032)	25
Commission revenue	53,168	41,649	33,163
Policy fees	20,182	22,713	23,773
Other revenue	7,694	7,631	8,501
Total revenues	1,222,658	1,121,851	1,072,770
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	938,399	779,205	758,810
General and administrative expenses	304,897	313,595	289,634
Total operating costs and expenses	1,243,296	1,092,800	1,048,444
Interest and amortization of debt issuance costs	6,609	638	95
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(27,247)	28,413	24,231
Income tax expense (benefit)	(4,990)	8,006	5,126
NET INCOME (LOSS)	$(22,257)	$20,407	$19,105
Basic earnings (loss) per common share	$(0.72)	$0.65	$0.60
Weighted average common shares outstanding - Basic	30,751	31,218	31,884
Diluted earnings (loss) per common share	$(0.72)	$0.65	$0.60
Weighted average common shares outstanding - Diluted	30,751	31,307	31,972
Cash dividend declared per common share	$0.77	$0.77	$0.77

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2022	2021	2020
Net income (loss)	$(22,257)	$20,407	$19,105
Other comprehensive income (loss), net of taxes	(88,214)	(18,911)	(17,618)
Comprehensive income (loss)	$(110,471)	$1,496	$1,487

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 and 2020
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2019	(14,069)		46,707	10	$467	$—	$96,036	$573,619	$20,364	$(196,585)	$493,901
Cumulative effect of change in accounting principle (ASU 2016-13)	—		—	—	—	—	—	(597)	597	—	—
Balance, January 1, 2020	(14,069)		46,707	10	467	—	96,036	573,022	20,961	(196,585)	493,901
Vesting of performance share units	(25)	(1)	83	—	1	—	(1)	—	—	(646)	(646)
Vesting of restricted stock	(4)	(1)	—	—	—	—	—	—	—	(61)	(61)
Vesting of restricted stock units	(35)	(1)	90	—	—	—	—	—	—	(608)	(608)
Grant and issue of stock awards	—		1	—	—	—	30	—	—	—	30
Retirement of treasury shares	64	(1)	(64)	—	—	—	(1,315)	—	—	1,315	—
Purchases of treasury stock	(1,611)		—	—	—	—	—	—	—	(28,921)	(28,921)
Share-based compensation	—		—	—	—	—	8,695	—	—	—	8,695
Net income (loss)	—		—	—	—	—	—	19,105	—	—	19,105
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	(17,618)	—	(17,618)
Declaration of dividends ($0.77 per common share and $1.00 per preferred share)	—		—	—	—	—	—	(24,615)	—	—	(24,615)
Balance, December 31, 2020	(15,680)		46,817	10	468	—	103,445	567,512	3,343	(225,506)	449,262
Vesting of performance share units	(16)	(1)	62	—	—	—	—	—	—	(241)	(241)
Vesting of restricted stock units	(53)	(1)	208	—	2	—	(2)	—	—	(815)	(815)
Retirement of treasury shares	69	(1)	(69)	—	—	—	(1,056)	—	—	1,056	—
Purchases of treasury stock	(117)		—	—	—	—	—	—	—	(1,609)	(1,609)
Share-based compensation	—		—	—	—	—	5,815	—	—	—	5,815
Net income (loss)	—		—	—	—	—	—	20,407	—	—	20,407
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	(18,911)	—	(18,911)
Declaration of dividends ($0.77 per common share and $1.00 per preferred share)	—		—	—	—	—	—	(24,206)	—	—	(24,206)
Balance, December 31, 2021	(15,797)		47,018	10	470	—	108,202	563,713	(15,568)	(227,115)	429,702
Vesting of performance share units	(9)	(1)	33	—	1	—	(1)	—	—	(104)	(104)
Grants of restricted stock awards	—	(1)	53	—	—	—	—	—	—	—	—
Vesting of restricted stock units	(27)	(1)	111	—	1	—	(1)	—	—	(314)	(314)
Retirement of treasury shares	36	(1)	(36)	—	—	—	(418)	—	—	418	—
Purchases of treasury stock	(993)		—	—	—	—	—	—	—	(11,643)	(11,643)
Share-based compensation	—		—	—	—	—	4,727	—	—	—	4,727
Net income (loss)	—		—	—	—	—	—	(22,257)	—	—	(22,257)
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	(88,214)	—	(88,214)
Declaration of dividends ($0.77 per common share and $1.00 per preferred share)	—		—	—	—	—	—	(24,001)	—	—	(24,001)
Balance, December 31, 2022	(16,790)		47,179	10	$472	$—	$112,509	$517,455	$(103,782)	$(238,758)	$287,896

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of stock options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.
The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net Income (loss)	$(22,257)	$20,407	$19,105
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	708	463	526
Depreciation and amortization	7,296	6,913	5,107
Amortization of share-based compensation	4,727	5,815	8,695
Amortization of debt issuance costs	703	56	—
Provision for (or reversal of) credit losses on available-for-sale debt securities	431	303	(605)
Book overdraft increase (decrease)	(26,759)	(32,640)	(31,002)
Net realized (gains) losses on sale of investments	(348)	(5,892)	(63,352)
Net change in unrealized gains (losses) of equity securities	13,145	4,032	(25)
Amortization of premium/accretion of discount, net	8,125	9,730	4,629
Deferred income taxes	(12,126)	(4,267)	2,789
Excess tax (benefit) shortfall from share-based compensation	222	661	237
Other	(21)	148	162
Issuance of common stock	—	—	30
Net change in assets and liabilities relating to operating activities:
Prepaid reinsurance premiums	(41,434)	(25,270)	(40,515)
Reinsurance recoverable	(623,261)	(25,172)	32,819
Premiums receivable, net	(5,358)	1,495	(3,525)
Accrued investment income	(2,059)	(1,256)	1,544
Income taxes recoverable	15,197	12,968	3,470
Deferred policy acquisition costs, net	5,168	1,792	(18,732)
Other assets	(853)	697	862
Unpaid losses and loss adjustment expenses	692,574	23,751	54,705
Unearned premiums	86,085	74,634	121,856
Commission payable	(3,774)	(1,494)	2,378
Reinsurance payable, net	195,842	178,351	(112,269)
Other liabilities and accrued expenses	31,272	(15,979)	21,872
Advance premium	1,270	4,132	18,587
Net cash provided by (used in) operating activities	324,515	234,378	29,348
Cash flows from investing activities:
Proceeds from sale of property and equipment	97	162	182
Purchases of property and equipment	(4,899)	(7,226)	(17,216)
Purchases of equity securities	(76,629)	(55,447)	(116,265)
Purchases of available-for-sale debt securities	(200,011)	(450,383)	(1,074,629)
Purchases of investment real estate, net	(6)	(7)	(7)
Proceeds from sales of equity securities	34,178	85,103	81,559
Proceeds from sales of available-for-sale debt securities	29,439	96,966	1,008,436
Proceeds from sales of investment real estate	—	2,591	—
Proceeds from sale of assets held for sale	—	9,296	—
Maturities of available-for-sale debt securities	68,970	89,541	139,982
Net cash provided by (used in) investing activities	(148,861)	(229,404)	22,042
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	100,000	—
Debt issuance costs paid	(140)	(3,365)	—
Preferred stock dividend	(10)	(10)	(10)
Common stock dividend	(23,774)	(24,191)	(24,547)
Purchase of treasury stock	(11,643)	(1,609)	(28,921)
Payments related to tax withholding for share-based compensation	(418)	(1,056)	(1,315)
Repayment of debt	(1,471)	(1,471)	(1,470)
Net cash provided by (used in) financing activities	(37,456)	68,298	(56,263)
The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash and cash equivalents, and restricted cash and cash equivalents:
Net increase (decrease) during the period	138,198	73,272	(4,873)
Balance, beginning of period	253,143	179,871	184,744
Balance, end of period	$391,341	$253,143	$179,871

Supplemental cash and non-cash flow disclosures:
Interest paid	$5,797	$127	$102
Income taxes paid	$4,202	$24	$21
Income tax refund	$12,485	$1,381	$1,390

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Consolidated Balance Sheets (in thousands):

	As of December 31,
	2022	2021	2020
Cash and cash equivalents	$388,706	$250,508	$167,156
Restricted cash and cash equivalents (1)	2,635	2,635	12,715
Total cash and cash equivalents and restricted cash and cash equivalents	$391,341	$253,143	$179,871

(1) See “—Note 5 (Insurance Operations),” for a discussion of the nature of the restrictions for restricted cash and cash equivalents.

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations, Basis of Presentation and Consolidation
Universal Insurance Holdings, Inc. (“UVE”, and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”, and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance offered in 19 states as of December 31, 2022, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
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
Restricted Cash and Cash Equivalents. The Company classifies amounts of cash and cash equivalents that are restricted in terms of their use and withdrawal separately in the face of the Consolidated Balance Sheets. See “—Note 5 (Insurance Operations)” for discussions on the nature of the restrictions.
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
Accrued interest receivable on available-for-sale securities totaled $7.0 million and $4.9 million as of December 31, 2022 and December 31, 2021, respectively and is evaluated in the estimate for credit losses. Accrued interest receivable is included under Other Assets in the Consolidated Balance Sheet.
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
Assets Held for Sale. The Company considers properties, including land, to be assets held for sale when (1) management commits to a plan to sell the property; (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and the Company expects the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and the Company ceases depreciation. Assets held for sale are stated separately in the accompanying Consolidated Balance Sheets. There were no assets held for sale as of December 31, 2022 and December 31, 2021.
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
Premiums Receivable. Generally, premiums are collected prior to or during the policy period as permitted under the Insurance Entities’ payment plans. Credit risk is minimized through the effective administration of policy payment plans whereby the rules governing policy cancellation minimize circumstances in which the Company extends insurance coverage without having received the corresponding premiums. The Company performs a policy-level evaluation to determine the extent the premiums receivable balance exceeds the unearned premiums balance. Under ASC 326 and given the short-term nature of these receivables, the Company employed the aging method to estimate credit losses by pooling receivables based on the levels of delinquency and evaluating current conditions and reasonable and supportable forecasts. As of the years ended December 31, 2022 and 2021, the Company recorded estimated credit losses of $0.9 million and $0.6 million, respectively.

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
Recognition of Commission Revenue. Commission revenue generated from reinsurance brokerage commission earned on ceded premium by the Insurance Entities is recognized pro-rata over the term of the reinsurance agreements which coincides with the completion of the service obligations under the brokerage agreements.
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
Provision for Premium Deficiency. It is the Company’s policy to evaluate and recognize losses on insurance contracts when estimated future claims, unamortized policy acquisition costs and expected policy maintenance costs under a group of existing contracts will exceed anticipated future premiums. No accruals for premium deficiency were considered necessary as of December 31, 2022 and 2021.
Reinsurance. Ceded written premium is recorded upon the effective date of the reinsurance contracts and earned over the contract period. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreements and consistent with the establishment of the gross insurance liability to the Company. Reinsurance premiums, losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Under ASC 326 and given the short-term nature of these receivables, the Company considered the effects of credit enhancements (i.e. funds withheld liability, letters of credit and trust arrangements) and other qualitative factors that allowed it to conclude there was no material risk exposure. There is no estimated credit loss allowance as of December 31, 2022 and December 31, 2021.
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
Fair Value Measurements. The Company’s policy is to record transfers of assets and liabilities, if any, between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. There were no transfers during the years ended December 31, 2022 or 2021.
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
Statutory Accounting. UPCIC and APPCIC are highly regulated and prepare and file financial statements in conformity with the statutory accounting practices prescribed or permitted by the Florida Office of Insurance Regulation (the “FLOIR”) and the National Association of Insurance Commissioners (“NAIC”), which differ from GAAP. The FLOIR requires insurance companies domiciled in Florida to prepare their statutory financial statements in accordance with the NAIC Accounting Practices and Procedures Manual (the “Manual”), as modified by the FLOIR. Accordingly, the admitted assets, liabilities and capital and surplus of UPCIC and APPCIC as of December 31, 2022 and 2021 and the results of operations and cash flows, for the years ended December 31, 2022, 2021 and 2020, for their regulatory filings have been prepared in accordance with statutory accounting principles as promulgated by the FLOIR and the NAIC. The statutory accounting principles are more restrictive than GAAP and are designed primarily to demonstrate the ability to meet obligations to policyholders and claimants.

NOTE 3 – INVESTMENTS

Available-for-Sale Securities
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	December 31, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$12,602	$—	$—	$(938)	$11,664
Corporate bonds	788,737	(729)	130	(93,077)	695,061
Mortgage-backed and asset-backed securities	327,166	—	148	(39,707)	287,607
Municipal bonds	14,924	(2)	—	(2,551)	12,371
Redeemable preferred stock	9,423	(189)	—	(1,311)	7,923
Total	$1,152,852	$(920)	$278	$(137,584)	$1,014,626

	December 31, 2021
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$27,076	$—	$64	$(334)	$26,806
Corporate bonds	687,058	(371)	843	(13,725)	673,805
Mortgage-backed and asset-backed securities	322,844	—	194	(6,920)	316,118
Municipal bonds	14,925	(1)	—	(350)	14,574
Redeemable preferred stock	9,289	(117)	28	(48)	9,152
Total	$1,061,192	$(489)	$1,129	$(21,377)	$1,040,455

The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	December 31, 2022		December 31, 2021
		% of Total		% of Total
Average Credit Ratings	Fair Value	Fair Value	Fair Value	Fair Value
AAA	$297,475	29.3%	$321,975	31.0%
AA	154,975	15.3%	139,186	13.4%
A	327,427	32.3%	339,500	32.6%
BBB	232,316	22.9%	234,358	22.5%
No Rating Available	2,433	0.2%	5,436	0.5%
Total	$1,014,626	100.0%	$1,040,455	100.0%
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
The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:
Agency	$157,672	$133,928	$147,992	$143,819
Non-agency	60,328	50,478	59,906	58,263
Asset-backed securities:
Auto loan receivables	62,128	59,370	67,352	66,877
Credit card receivables	657	612	4,741	4,719
Other receivables	46,381	43,219	42,853	42,440
Total	$327,166	$287,607	$322,844	$316,118
The following tables summarize available-for-sale debt securities, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	December 31, 2022
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	2	$2,721	$(110)	5	$8,943	$(828)
Corporate bonds	40	26,563	(2,910)	247	325,992	(46,451)
Mortgage-backed and asset-backed securities	64	52,751	(2,974)	146	219,189	(36,733)
Municipal bonds	—	—	—	3	6,621	(1,458)
Redeemable preferred stock	1	95	(51)	—	—	—
Total	107	$82,130	$(6,045)	401	$560,745	$(85,470)

	December 31, 2021
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	4	$18,913	$(111)	4	$5,016	$(223)
Corporate bonds	249	378,595	(7,468)	18	17,356	(679)
Mortgage-backed and asset-backed securities	145	274,883	(5,969)	11	23,273	(951)
Municipal bonds	5	9,811	(269)	—	—	—
Redeemable preferred stock	1	200	(1)	—	—	—
Total	404	$682,402	$(13,818)	33	$45,645	$(1,853)
Unrealized losses on available-for-sale debt securities in the above table as of December 31, 2022 and 2021 have not been recognized into income as credit losses because the issuers are of high credit quality (investment grade securities), management does not intend to sell and it is likely management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.
The following table presents a reconciliation of the beginning and ending balances for expected credit losses on available-for-sale debt securities (in thousands):

	Corporate Bonds	Municipal Bonds	Redeemable Preferred Stock	Total
Balance, December 31, 2020	$148	$—	$38	$186
Provision for (or reversal of) credit loss expense	223	1	79	303
Balance, December 31, 2021	371	1	117	489
Provision for (or reversal of) credit loss expense	358	1	72	431
Balance, December 31, 2022	$729	$2	$189	$920
See “—Note 2 (Summary of Significant Accounting Policies — Allowance for Credit Losses-Available-For-Sale Securities)” for more information about the methodology and significant inputs used to measure the amount related to expected credit losses on available-for-sale debt securities.
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	December 31, 2022
	Amortized Cost	Fair Value
Due in one year or less	$76,691	$75,226
Due after one year through five years	569,239	516,320
Due after five years through ten years	479,147	401,132
Due after ten years	25,231	19,831
Perpetual maturity securities	2,544	2,117
Total	$1,152,852	$1,014,626
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

The following table provides certain information related to available-for-sale debt securities, equity securities and investment real estate during the periods presented (in thousands):

	Years Ended December 31,
	2022	2021	2020
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities (1)	$98,409	$186,507	$1,148,418
Equity securities	$34,178	$85,103	$81,559
Gross realized gains on sale of securities:
Available-for-sale debt securities (1)	$242	$2,649	$57,378
Equity securities	$2,240	$3,005	$6,438
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(2,060)	$(2,434)	$(464)
Equity securities	$(74)	$(208)	$—
Realized gains on sales of investment real estate (2)	$—	$401	$—

(1)
In the third and fourth quarters of 2020, the Company took advantage of the market recovery and recognized $56.4 million of net realized gains on the sale of our available-for-sale debt securities that were in an unrealized gain position that is included in net realized gains (losses) on investment in the Consolidated Statements of Income for the year ended December 31, 2020.

(2)
During the year ended December 31, 2021 the Company completed the sale of a non-income producing investment real estate property. The Company received net cash proceeds of approximately $2.6 million and recognized a pre-tax gain of approximately $0.4 million that is included in net realized gains (losses) on investments in the Consolidated Statements of Income for the year ended December 31, 2021. This investment real estate property was not previously reported under assets held for sale since it was actively marketed and sold within the first quarter of 2021.

The following table presents the components of net investment income, comprised primarily of interest and dividends for the periods presented (in thousands):

	Years Ended December 31,
	2022	2021	2020
Available-for-sale debt securities	$18,699	$11,926	$19,091
Equity securities	3,288	2,651	2,445
Cash and cash equivalents (1)	5,945	51	960
Other (2)	492	928	1,050
Total investment income	28,424	15,556	23,546
Less: Investment expenses (3)	(2,639)	(3,021)	(3,153)
Net investment income	$25,785	$12,535	$20,393

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.
Equity Securities
The following table provides the unrealized gains (losses) recognized for the periods presented on equity securities still held at the end of the reported period (in thousands):

	Years Ended December 31,
	2022	2021	2020
Unrealized gains (losses) recognized during the reported period on equity securities still held at the end of the reported period	$(13,197)	$(3,459)	$25

Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	As of December 31,
	2022	2021
Income Producing:
Investment real estate	$7,097	$7,091
Less: Accumulated depreciation	(1,386)	(1,200)
Investment real estate, net	$5,711	$5,891
The following table provides the depreciation expense related to investment real estate for the periods presented (in thousands):

	Years Ended December 31,
	2022	2021	2020
Depreciation expense on investment real estate	$186	$186	$415

Assets Held for Sale Sold during the year ended December 31, 2021
During the first quarter of 2021, the Company committed to a plan to actively market an income-producing investment real estate property and classified the investment property to assets held for sale. On September 30, 2021, the Company completed the sale and received net cash proceeds of approximately $8.9 million and recognized a pre-tax gain of approximately $2.3 million that is included in net realized gains (losses) on investments in the Consolidated Statements of Income for the year ended December 31, 2021.
During the second quarter of 2021, the Company committed to a plan to actively market the sale of a real estate property previously included in property and equipment, net and classified the real estate property to assets held for sale. The real estate property was located in Pompano Beach, Florida. On October 8, 2021, the Company completed the sale and received net cash proceeds of approximately $0.4 million and recognized a pre-tax gain of approximately $0.2 million that is included in net realized gains (losses) on investments in the Consolidated Statements of Income for the year ended December 31, 2021.

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

The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of December 31, 2022
		Standard
	AM Best	and Poor’s Rating	Moody’s Investors	Due from as of December 31,
Reinsurer	Company	Services, Inc.	Service, Inc.	2022	2021
Allianz Risk Transfer	A+	AA-	Aa3	$285,323	$—
Florida Hurricane Catastrophe Fund “FHCF” (1)	n/a	n/a	n/a	134,411	136,298
Various Lloyd’s of London Syndicates (2)	A	A+	n/a	101,482	—
Chubb Tempest Reinsurance Ltd.	A++	AA	Aa3	51,319	—
Markel Bermuda Ltd.	A	A	A2	50,981	—
DaVinci Reinsurance Ltd.	A	A+	A3	48,115	—
Renaissance Reinsurance Ltd.	A+	A+	A1	38,768	20,051
D E Shaw Re (Bermuda) Ltd. (3)	n/a	n/a	n/a	16,680	—
Munich Reinsurance America Inc.	A+	AA-	Aa3	14,616	—
Everest Reinsurance Co	A+	A+	A1	11,536	—
Upsilon RFO Re Ltd. (3)	n/a	n/a	n/a	11,201	—
Lumen Re Ltd. (4)	A	n/a	n/a	8,913	—
Allianz Risk Transfer (Bermuda) Ltd.	—	—	—	—	44,618
Total (5)				$773,345	$200,967
(1)No rating is available, because the fund is not rated.
(2)No rating available for Moody’s Investors Service, Inc.
(3)No rating is available, because the reinsurer is fully collateralized with a trust agreement.
(4)No rating available for Standard and Poor’s Rating Service and Moody’s Investors Service, Inc.
(5)Amounts represent prepaid reinsurance premiums and net recoverables for paid and unpaid losses, including incurred but not reported reserves, and loss adjustment expenses.
The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statements of Income for the periods presented (in thousands):

	For the Year Ended December 31, 2022
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,845,786	$1,759,701	$1,972,541
Ceded	(672,508)	(631,075)	(1,034,142)
Net	$1,173,278	$1,128,626	$938,399

	For the Year Ended December 31, 2021
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,671,252	$1,596,618	$1,189,444
Ceded	(586,425)	(561,155)	(410,239)
Net	$1,084,827	$1,035,463	$779,205

	For the Year Ended December 31, 2020
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,517,479	$1,395,623	$1,080,058
Ceded	(512,576)	(472,060)	(321,248)
Net	$1,004,903	$923,563	$758,810
The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Consolidated Balance Sheets as of the dates presented (in thousands):

	As of December 31,
	2022	2021
Prepaid reinsurance premiums	$282,427	$240,993
Reinsurance recoverable on paid losses and LAE	$10,170	$69,729
Reinsurance recoverable on unpaid losses and LAE	798,680	115,860
Reinsurance recoverable	$808,850	$185,589

NOTE 5 – INSURANCE OPERATIONS
Deferred Policy Acquisition Costs
The Company defers certain costs in connection with written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Years Ended December 31,
	2022	2021	2020
DPAC, beginning of year	$108,822	$110,614	$91,882
Capitalized Costs	212,067	222,329	217,886
Amortization of DPAC	(217,235)	(224,121)	(199,154)
DPAC, end of year	$103,654	$108,822	$110,614
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
In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of December 31, 2022, UPCIC and APPCIC currently are not able to pay any ordinary dividends during 2023. For the years ended December 31, 2022 and 2021, no dividends were paid from the Insurance Entities to PSI.
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

	As of December 31,
	2022*	2021
Statutory capital and surplus
UPCIC	$400,866	$378,750
APPCIC	$22,786	$16,104
Ten percent of total liabilities
UPCIC	$151,190	$122,292
APPCIC	$2,023	$649

* Unaudited
As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement. The Insurance Entities also met the capitalization requirements of the other states in which they are licensed as of December 31, 2022. Annually, the Insurance Entities each are also required to adhere to prescribed premium-to-capital surplus ratios and each have met those requirements.
The following table summarizes combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Years Ended December 31,
	2022*	2021	2020
Combined net income (loss)	$(141,777)	$(102,515)	$(104,339)

* Unaudited
The Insurance Entities each are required annually to comply with the NAIC risk-based capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of a weak or deteriorating condition. As of December 31, 2022, based on calculations using the appropriate NAIC RBC formula, the Insurance Entities each reported total adjusted capital in excess of the requirements.
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	As of December 31,
	2022	2021
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,246	$3,441

NOTE 6 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of the dates presented (in thousands):

	As of December 31,
	2022	2021
Land	$5,344	$5,344
Building	40,344	35,878
Computers	11,887	9,731
Furniture	3,956	3,170
Automobiles and other vehicles	11,786	11,427
Software	6,894	6,775
Total	80,211	72,325
Less: Accumulated depreciation and amortization	(29,143)	(22,808)
Net of accumulated depreciation and amortization	51,068	49,517
Construction in progress	336	4,165
Property and equipment, net	$51,404	$53,682
Depreciation and amortization expense was $7.1 million, $6.6 million and $4.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 7 – LONG-TERM DEBT
Long-term debt consists of the following as of the dates presented (in thousands):

	As of December 31,
	2022	2021
Surplus note	$5,515	$6,985
5.625% Senior unsecured notes	100,000	100,000
Total principal amount	105,515	106,985
Less: unamortized debt issuance costs	(2,746)	(3,309)
Total long-term debt, net	$102,769	$103,676
Surplus Note
On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. The carrying amount of the surplus note is included in the statutory capital and surplus of UPCIC of approximately $5.5 million as of December 31, 2022.
The effective interest rate paid on the surplus note was 2.83%, 1.50% and 1.05% for the years ended December 31, 2022, 2021 and 2020, respectively. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of the FLOIR. Quarterly principal payments of $368 thousand are due through 2026. Aggregate principal payments of approximately $1.5 million were made during each of the years ended December 31, 2022, 2021 and 2020.
UPCIC is in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to submit quarterly filings to the FLOIR; (iii) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (iv) misuses proceeds of the surplus note; (v) makes any misrepresentations in the application for the program; (vi) pays any dividend when principal or interest payments are past due under the surplus note; or (vii) fails to maintain a level of surplus and reinsurance sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the FLOIR annually. To avoid a penalty rate, UPCIC must maintain either a ratio of net written premium to surplus of at least 2:1 or a ratio of gross written premiums to surplus of at least 6:1 according to a calculation method set forth in the surplus note. As of December 31, 2022, UPCIC’s net written premium to surplus ratio was in excess of the required minimums and, therefore, UPCIC is not subject to the penalty rate. The surplus note ranks subordinate in right of payment to the Senior Unsecured Notes and Unsecured Revolving Loan described below.

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
The Notes are senior unsecured debt obligations that bear interest at the rate of 5.625% per annum, payable semi-annually in arrears on May 30th and November 30th of each year, beginning on May 30, 2022. The Notes are subject to adjustment from time to time in the event of a downgrade or subsequent upgrade of the rating assigned to the Notes. The Notes mature on November 30, 2026 at which time the entire $100.0 million of principal is due and payable. At any time on or after November 30, 2023, the Company may redeem all or part of the Notes at redemption prices (expressed as percentages of the principal amount) equal to (i) 102.81250% for the twelve-month period beginning on November 30, 2023; (ii) 101.40625% for the twelve-month period beginning on November 30, 2024 and (iii) 100.000% at any time thereafter, plus accrued and unpaid interest up to, but not including the redemption date.
On November 23, 2021, the Company entered into an indenture, relating to the issuance of the Notes (the “Indenture”), with UMB Bank National Association, as trustee. The Notes are not subject to any sinking fund and are not convertible into or exchangeable, other than pursuant to the Exchange Offer, for any other securities or assets of the Company or any of its subsidiaries. The Notes are not subject to redemption at the option of the holder. The indenture governing the Notes contains financial covenants, terms, events of default and related cure provisions that are customary in agreements used in connection with similar transactions. As of December 31, 2022, the Company was in compliance with all applicable covenants, including financial covenants.
The Notes are unsecured senior obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank equally in right of payment to the Unsecured Revolving Loan described below.
Unsecured Revolving Loan
The Company entered into a 364-day credit agreement and related revolving loan (“2021 Revolving Loan”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), in August 2021. The Company and JPMorgan subsequently agreed during the term of the 2021 Revolving Loan to extend its expiration date until October 31, 2022. The Company renewed this agreement on October 31, 2022, increasing the credit facility to $37.5 million and modifying other terms. The October 31, 2022 Revolving Loan agreement (“2022 Revolving Loan”) makes available to the Company an unsecured revolving credit facility with an aggregate commitment not to exceed $37.5 million (previously $35.0 million) and carries an interest rate of prime rate plus a margin of 2%. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings under the 2022 Revolving Loan mature on October 30, 2023, 364 days after the inception date of the 2022 Revolving Loan. The 2022 Revolving Loan is subject to annual renewals. The 2022 Revolving Loan contains customary financial and other covenants, with which the Company is in compliance. The Company did not borrow any amount under the 2021 Revolving Loan, and as of December 31, 2022, the Company has not borrowed any amount under the 2022 Revolving Loan.
Maturities
The following table provides an estimate of aggregate principal payments to be made for the amounts due on long-term debt as of December 31, 2022 (in thousands):

2023	$1,471
2024	1,471
2025	1,471
2026	101,102
2027	—
Thereafter	—
Total long-term debt maturities	105,515
Less: unamortized debt issuance costs	(2,746)
Total long-term debt maturities, net	$102,769

Interest Expense
The following table provides interest expense related to long-term debt during the periods presented (in thousands):

	Years Ended December 31,
	2022	2021	2020
Interest Expense:
Surplus notes	$172	$113	$95
5.625% Senior unsecured notes	5,734	469	—
Non-cash expense (1)	703	56	—
Total	$6,609	$638	$95
(1) Represents amortization of debt issuance costs.

NOTE 8 – STOCKHOLDERS’ EQUITY
Cumulative Convertible Preferred Stock
As of December 31, 2022 and 2021, the Company had shares outstanding of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible by the Company into shares of common stock.
The following table provides certain information for the convertible Series A preferred stock as of the dates presented (in thousands, except conversion factor):

	As of December 31,
	2022	2021
Shares issued and outstanding	10	10
Conversion factor	2.50	2.50
Common shares resulting if converted	25	25
The Series A Preferred Stock pays a cumulative dividend of $0.25 per share per quarter. The Company declared and paid aggregate dividends to the holder of record of the Company’s Series A Preferred Stock of $10 thousand for each of the years ended December 31, 2022 and 2021.
Common Stock
Shares Repurchased
From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares			Average
		Dollar	Repurchased During the Year		Aggregate	Price per	Plan
	Expiration	Amount	Ended December 31,		Purchase	Share	Completed or
Date Authorized	Date (1)	Authorized	2022	2021	Price	Repurchased	Expired
December 15, 2022	December 15, 2024	$7,997	186,435		$1,843	$9.89
November 3, 2020	November 3, 2022	$20,000	806,324	—	9,800	$12.15	November 2022
November 3, 2020	November 3, 2022	$20,000	—	116,886	$1,609	$13.77	November 2022
(1)In November 2020, our Board of Directors authorized a share repurchase of up to $20 million of shares of common stock, which expired in November 2022. At the end of this prior authorization, the Company had repurchased slightly more than $12 million of shares of common stock. On December 15, 2022, our Board of Directors authorized a successor share repurchase program under which the Company is authorized to repurchase up to $7,997,057 of shares of common stock through December 15, 2024, which represents the unused portion of the predecessor authorization.

Dividends Declared
The Company declared dividends on its outstanding shares of common stock to its shareholders of record as follows for the periods presented (in thousands, except per share amounts):

	For the Years Ended December 31,
	2022		2021		2020
	Per Share Amount	Aggregate Amount (1)	Per Share Amount	Aggregate Amount (1)	Per Share Amount	Aggregate Amount (1)
First Quarter	$0.16	$5,004	$0.16	$5,027	$0.16	$5,219
Second Quarter	$0.16	$4,990	$0.16	$5,039	$0.16	$5,164
Third Quarter	$0.16	$4,994	$0.16	$5,034	$0.16	$5,130
Fourth Quarter	$0.29	$9,003	$0.29	$9,096	$0.29	$9,092
(1)Includes dividend equivalents due to employees who hold performance share units, restricted share units or restricted stock awards which are subject to time-vesting conditions.
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
Restrictions limiting the payment of dividends by UVE
UVE pays dividends to shareholders, which are funded by earnings on investments and distributions from the earnings of its consolidated subsidiaries. Generally, other than as disclosed above and in “—Note 7 (Long-term debt),” there are no restrictions for UVE limiting the payment of dividends. However, UVE’s ability to pay dividends to shareholders may be affected by restrictions on the ability of the Insurance Entities to pay dividends to UVE through PSI. See “—Note 5 (Insurance Operations),” for a discussion of these restrictions. There are no such restrictions for UVE’s non-insurance consolidated subsidiaries. UVE received distributions from the earnings of its non-insurance consolidated subsidiaries of $231.9 million, $149.9 million and $151.0 million during the years ended December 31, 2022, 2021 and 2020, respectively. UVE made capital contributions of $84.0 million, $92.0 million and $114.0 million to UPCIC during the years ended December 31, 2022, 2021 and 2020, respectively. UVE made capital contributions of $3.0 million to APPCIC during the year ended December 31, 2022. There were no capital contributions by UVE to APPCIC during the years ended December 31, 2021 and 2020. In addition to the above, UVE entered into surplus notes with the Insurance Entities as a form of statutory capital support. During 2022 UVE entered into $110.0 million of subordinated surplus debentures with UPCIC and $4.0 million of subordinated surplus debentures with APPCIC. In 2021 $20.0 million in subordinated surplus debentures were made to UPCIC. See “—Schedule II - Condensed Financial Information of Registrant—Note 2 (Intercompany Note Receivable).”
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

At the inception of the Company’s 2021 Plan, 1,835,000 shares were initially reserved for issuance. At December 31, 2022, 687,910 shares remained reserved for issuance and were available for new awards under the incentive plan.
Awards under the Incentive Plan may include incentive stock options, non-qualified stock option awards (“Stock Option”), stock appreciation rights, non-vested shares of common stock, restricted stock awards (“RSAs”), performance share units (“PSUs”), restricted stock units (“RSUs”), and other share-based awards and cash-based incentive awards. Awards under the Incentive Plan may be granted to employees, directors, consultants or other persons providing services to the Company or its affiliates.

The following table provides certain information related to Stock Options, RSAs, PSUs and RSUs for the year ended December 31, 2022 (in thousands, except per share data):

	For the Year Ended December 31, 2022
	Stock Options				Restricted Stock Awards		Performance Share Units		Restricted Stock Units
	Number of Options (2)	Weighted Average Exercise Price per Share (1)	Aggregate Intrinsic Value	Weighted Average Remaining Term	Number of Shares (2)	Weighted Average Grant Date Fair Value per Share (1)	Number of Share Units (2)	Weighted Average Grant Date Fair Value per Share Units (1)	Number of Share Units (2)	Weighted Average Grant Date Fair Value per Share Units (1)
2009 Omnibus Plan
Outstanding as of December 31, 2021	2,820	$23.46			—	$—	50	$20.17	80	$16.84
Granted	—	—			—	—	—	—	—	—
Forfeited	(2)	23.97			—	—	—	—	—	—
Exercised	—	—			n/a	n/a	n/a	n/a	n/a	n/a
Vested	n/a	n/a			—	—	(34)	22.79	(28)	16.73
Expired	(54)	24.20			n/a	n/a	n/a	n/a	n/a	n/a
Outstanding as of December 31, 2022	2,764	$23.44	$—	5.93	—	$—	16	$14.75	52	$16.90
Exercisable as of December 31, 2022	2,213	$25.15	$—	5.48
2021 Omnibus Plan
Outstanding as of December 31, 2021	—	$—			—	$—	—	$—	214	$16.91
Granted	500	12.50			53	12.32	103	12.19	284	9.96
Forfeited	—	—			—	—	—	—	(6)	16.91
Exercised	—	—			n/a	n/a	n/a	n/a	n/a	n/a
Vested	n/a	n/a			—	—	—	—	(84)	16.14
Expired	—	—			n/a	n/a	n/a	n/a	n/a	n/a
Outstanding as of December 31, 2022	500	$12.50	$—	9.22	53	$12.32	103	$12.19	408	$12.24
Exercisable as of December 31, 2022	—	$—	$—	—
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
(2)All shares outstanding as of December 31, 2022, are expected to vest.

n/a	Not applicable

The following table provides certain information in connection with the Company’s share-based compensation arrangements for the periods presented (in thousands):

	Years Ended December 31,
	2022	2021	2020
Compensation expense:
Stock options	$1,882	$2,390	$4,519
Restricted stock	372	—	514
Performance share units	466	671	945
Restricted stock units	2,007	2,754	2,717
Total	$4,727	$5,815	$8,695
Deferred tax benefits:
Stock options	$126	$226	$719
Restricted stock	—	—	—
Performance share units	—	—	52
Restricted stock units	387	606	106
Total	$513	$832	$877
Realized tax benefits:
Stock options	$—	$—	$—
Restricted stock	—	—	—
Performance share units	—	64	275
Restricted stock units	286	590	—
Total	$286	$654	$275
Excess tax benefits (shortfall):
Stock options	$(88)	$(600)	$(209)
Restricted stock	—	—	—
Performance share units	—	(76)	(28)
Restricted stock units	(134)	15	—
Total	$(222)	$(661)	$(237)
Weighted average fair value per option or share:
Stock option grants	$1.64	$2.66	$3.67
Restricted stock grants	$12.32	$—	$—
Performance share unit grants	$12.19	$14.68	$—
Restricted stock unit grants	$9.96	$16.79	$16.13
Intrinsic value of options exercised	$—	$—	$—
Fair value of restricted stock vested	$—	$—	$252
Fair value of performance share units vested	$386	$925	$2,151
Fair value of restricted stock units vested	$1,310	$3,212	$1,559
Cash received for strike price and tax withholdings	$61	$84	$—
Shares acquired through cashless exercise (1)	36	69	64
Value of shares acquired through cashless exercise (1)	$418	$1,056	$1,315
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

The following table provides the amount of unrecognized compensation expense as of the most recent balance sheet date and the weighted average period over which those expenses will be recorded for Stock Options, Restricted Stock, PSUs and RSUs (dollars in thousands):

	As of December 31, 2022
	Stock Options	Restricted Stock	Performance Share Units	Restricted Stock Units
Unrecognized expense	$1,387	$277	$981	$4,964
Weighted average remaining years	1.43	0.4	2.00	2.41
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
The following table provides the assumptions utilized in the Black-Scholes model for Stock Options granted during the periods presented:

	Years Ended December 31,
	2022	2021	2020
Weighted-average risk-free interest rate	2.21%	0.86%	0.49%
Expected term of option in years	5.74	6.00	6.00
Weighted-average volatility	29.8%	34.8%	35.8%
Dividend yield	6.9%	5.2%	4.3%
Weighted-average grant date fair value per share	$1.64	$2.66	$3.67

Restricted Stock, Performance Share Units and Restricted Stock Units
Restricted Stock, Performance Share Units and Restricted Stock Units are awarded to certain employees in consideration for services rendered pursuant to terms of employment agreements or to provide employees a continued incentive to share in the success of the Company. Restricted Stock generally vests over a one- to three-year service period commencing on the grant date. Each performance share unit has a value equal to one share of common stock and generally vests over a three-year service period commencing on the grant date. Each restricted stock unit has a value equal to one share of common stock and generally vests over a one- to three-year service period commencing on the grant date.See “—Note 2 (Summary of Significant Accounting Policies — Share-based Compensation)” for additional information.

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
The plan titled the “Universal Property & Casualty 401(k) Profit Sharing Plan” (the “401(k) Plan”) is a defined contribution plan that allows employees to defer compensation through contributions to the 401(k) Plan. The contributions are invested on the employees’ behalf, and the benefits paid to employees are based on contributions and any earnings or losses. The 401(k) Plan includes a Company contribution of 100 percent of each eligible participant’s contribution up to a maximum of five percent of the participant’s compensation during the 401(k) Plan year. The Company may make additional profit-sharing contributions. However, no additional profit-sharing contribution was made during the years ended December 31, 2022, 2021 and 2020.
Aggregate contributions paid by the Company were approximately $3.4 million, $2.9 million and $2.6 million to the 401(k) Plan for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS
There were no related party transactions for the years ended December 31, 2022, 2021 and 2020.

NOTE 12 – INCOME TAXES
Significant components of the income tax provision are as follows for the periods presented (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Current:
Federal	$5,674	$10,597	$1,988
State and local	1,462	1,676	349
Total current expense	7,136	12,273	2,337
Deferred:
Federal	(10,752)	(4,064)	2,403
State and local	(1,374)	(203)	386
Total deferred expense (benefit)	(12,126)	(4,267)	2,789
Income tax expense (benefit)	$(4,990)	$8,006	$5,126
The following table reconciles the statutory federal income tax rate to the Company’s effective income tax rate for the periods presented:

	For the Years Ended December 31,
	2022	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%
Increases (decreases) resulting from:
State income tax, net of federal tax benefit	(1.4)%	1.7%	3.1%
Effect of change in tax rate	2.0%	0.1%	0.5%
Disallowed meals & expenses	(0.4)%	0.1%	0.4%
Disallowed compensation	(3.7)%	2.1%	6.2%
Liability adjustment	—	—%	(9.7)%
Excess tax (benefit) shortfall	(0.8)%	2.3%	0.4%
Other, net	1.6%	0.9%	(0.7)%
Effective income tax rate	18.3%	28.2%	21.2%
The Company recognized income tax shortfalls of $0.2 million during the year ended December 31, 2022 and $0.7 million during the year ended December 31, 2021 from stock-based compensation awards that vested, were exercised, forfeited, or expired.
On September 14, 2021, the state of Florida reduced its corporate tax rate from 4.458% to 3.535% which was effective for the 2021 calendar year. This rate expired on December 31, 2021, and a new corporate income tax rate of 5.5% became effective on January 1, 2022.
The Variable Interest Entity (“VIE”) is subject to federal income taxes, however because it is domiciled in Bermuda it is not subject to state income taxes. Therefore, the annual results of the VIE can materially impact the state tax apportionment based on the materiality of results in the VIE compared to results of affiliates subject to state taxation.
The company adopted the standard for Corporate Alternative Minimum Tax (“CAMT”), reflected in the Inflation Reduction Act enacted on August 16, 2022, for the reporting period beginning January 1, 2023. The Company has determined that it does not expect to be liable for CAMT in 2023.

The Company accounts for income taxes using a balance sheet approach. As of December 31, 2022 and 2021, the significant components of the Company’s deferred income taxes consisted of the following (in thousands):

	As of December 31,
	2022	2021
Deferred income tax assets:
Unearned premiums	$32,410	$28,748
Advanced premiums	2,683	2,476
Unpaid losses and LAE	2,574	2,513
Share-based compensation	3,744	3,458
Accrued wages	237	211
Allowance for uncollectible receivables	220	186
Net operating loss carryforwards	7,591	534
Unrealized gain/loss	4,175	890
Other comprehensive income	33,795	4,729
Other	410	77
Total deferred income tax assets	87,839	43,822
Deferred income tax liabilities:
Deferred policy acquisition costs, net	(25,512)	(25,361)
Fixed assets	(4,484)	(1,790)
Unpaid loss and LAE transition adjustment	(269)	(340)
Other	(316)	—
Total deferred income tax liabilities	(30,581)	(27,491)
Net deferred income tax asset	$57,258	$16,331
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
The Company has adopted Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 provides a threshold for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return. The Company’s policy is to classify interest and penalties related to unrecognized tax positions, if any, in its provision for income taxes. As of December 31, 2022, 2021 and 2020, the Company determined that no uncertain tax liabilities are required.
The Company filed a consolidated federal income tax return for the tax years ended December 31, 2021, 2020 and 2019 and intends to file the same for the tax year ended December 31, 2022. The tax allocation agreement between the Company and the Insurance Entities provides that they will incur income taxes based on a computation of taxes as if they were stand-alone taxpayers. The computations are made utilizing the financial statements of the Insurance Entities prepared on a statutory basis of accounting and prior to consolidating entries which include the conversion of certain balances and transactions of the statutory financial statements to a GAAP basis.
The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. As of December 31, 2022, the Company’s 2019 through 2021 tax years are still subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdictions.

NOTE 13 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share (“EPS”) is computed based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the impact of common shares issuable upon the exercise of stock options, non-vested performance share units, non-vested restricted stock units, non-vested restricted stock, and conversion of preferred stock. In loss periods, the impact of common shares issuable upon the exercises of stock options, non-vested performance share units, non-vested restricted stock units, non-vested restricted stock, and conversion of preferred stock are excluded from the calculation of diluted loss per share, as the inclusion of common shares issuable upon the exercise of stock options, non-vested performance share units, non-vested restricted stock units, non-vested restricted stocks, and conversion of preferred stock would have an anti-dilutive effect. There is no difference between basic and diluted income or loss per share.
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings (loss) per share computations for the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2022	2021	2020
Numerator for EPS:
Net income (loss)	$(22,257)	$20,407	$19,105
Less: Preferred stock dividends	(10)	(10)	(10)
Income (loss) available to common stockholders	$(22,267)	$20,397	$19,095
Denominator for EPS:
Weighted average common shares outstanding	30,751	31,218	31,884
Plus: Assumed conversion of share-based compensation (1)	—	64	63
Assumed conversion of preferred stock	—	25	25
Weighted average diluted common shares outstanding	30,751	31,307	31,972
Basic earnings (loss) per common share	$(0.72)	$0.65	$0.60
Diluted earnings (loss) per common share	$(0.72)	$0.65	$0.60
Weighted average number of antidilutive shares	2,706	2,113	2,753
(1)Represents the dilutive effect of common shares issuable upon the exercise of stock options, non-vested performance share units, non-vested restricted stock units and non-vested restricted stock.

NOTE 14 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Years Ended December 31,
	2022			2021			2020 (1)
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale debt securities:
Unrealized holding gains (losses) arising during the period	$(118,832)	$(29,247)	$(89,585)	$(24,477)	$(5,731)	$(18,746)	$33,575	$7,884	$25,691
Less: Reclassification adjustments (gains) losses realized in net income	1,818	447	1,371	(215)	(50)	(165)	(56,914)	(13,605)	(43,309)
Other comprehensive income (loss)	(117,014)	(28,800)	(88,214)	(24,692)	(5,781)	(18,911)	(23,339)	(5,721)	(17,618)
Reclassification adjustments to retained earnings	—	—	—	—	—	—	791	194	597
Change in accumulated other comprehensive income (loss)	$(117,014)	$(28,800)	$(88,214)	$(24,692)	$(5,781)	$(18,911)	$(22,548)	$(5,527)	$(17,021)
(1)Effective January 1, 2020, the Company adopted Accounting Standard Update 2016-13. This amount represents reclassifications to retained earnings associated with the allowance for expected credit losses within accumulated other comprehensive income (“AOCI”) relating to available-for-sale debt security investments.
The following table provides the reclassification adjustments for gains and losses out of AOCI for the periods presented (in thousands):

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other	Years Ended December 31,			Affected Line Item in the Statement
Comprehensive Income Components	2022	2021	2020	Where Net Income is Presented
Unrealized gains (losses) on available-for-sale debt securities
	$(1,818)	$215	$56,914	Net realized gains (losses) on investments
	447	(50)	(13,605)	Income taxes, current
Total reclassification for the period	$(1,371)	$165	$43,309	Net of tax

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The Company’s reinsurance commitments generally run from June 1st of the current year to May 31st of the following year. Certain of the Company’s reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1st to May 31st contract period are recorded as “Reinsurance Payable, net” in the Consolidated Balance Sheet. Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $105.6 million in 2023; (2) $157.5 million in 2024; and (3) $66.3 million in 2025.
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
Municipal bonds: Comprise debt securities issued by a state, municipality, or county. The primary inputs to the valuation include quoted prices for identical assets in inactive markets or similar assets in active or inactive markets, contractual cash flows, benchmark yields and credit spreads.
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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$11,664	$—	$11,664
Corporate bonds	—	695,061	—	695,061
Mortgage-backed and asset-backed securities	—	287,607	—	287,607
Municipal bonds	—	12,371	—	12,371
Redeemable preferred stock	—	7,923	—	7,923
Equity Securities:
Common stock	15,313	—	—	15,313
Mutual funds	70,156	—	—	70,156
Total assets accounted for at fair value	$85,469	$1,014,626	$—	$1,100,095

	Fair Value Measurements
	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$26,806	$—	$26,806
Corporate bonds	—	673,805	—	673,805
Mortgage-backed and asset-backed securities	—	316,118	—	316,118
Municipal bonds	—	14,574	—	14,574
Redeemable preferred stock	—	9,152	—	9,152
Equity Securities:
Common stock	3,683	—	—	3,683
Mutual funds	43,651	—	—	43,651
Total assets accounted for at fair value	$47,334	$1,040,455	$—	$1,087,789
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
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	As of December 31,
	2022		2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities (debt):
Surplus note (1)	$5,515	$5,126	$6,985	$6,723
5.625% Senior unsecured notes (2)	100,000	100,350	100,000	99,464
Total debt	$105,515	$105,476	$106,985	$106,187
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

NOTE 17 – LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Set forth in the following tables is information about unpaid losses and loss adjustment expenses as of December 31, 2022, net of reinsurance and estimated subrogation, as well as cumulative claim counts and the total of incurred-but-not-reported (“IBNR”) liabilities plus expected development on reported claims included within the liability for unpaid losses and LAE (in thousands).
The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses IBNR. Such liabilities are necessarily based on estimates and, although management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently. The reserve for losses and loss adjustment expenses is reported net of receivables for salvage and subrogation of approximately $134.4 million and $118.6 million at December 31, 2022 and 2021, respectively.
The information about unpaid losses and loss adjustment expenses for the years ended December 31, 2018 to 2021, is presented as supplementary information and is unaudited.

						As of December 31, 2022
						Total of IBNR
						Plus Expected
Incurred Loss and Defense & Cost Containment Expenses, Net of Reinsurance						Development (Redundancy)	Cumulative Number
For the Years Ended December 31,						on Reported Claims	of Reported Claims
Accident Year	2018 *	2019 *	2020 *	2021 *	2022
2018	$334,368	$335,946	$348,792	$346,785	$348,534	$(1,175)	54,468
2019		446,419	452,029	467,198	470,372	(9,236)	47,647
2020			617,795	637,764	635,412	(14,382)	81,027
2021				641,679	646,977	(23,473)	60,470
2022					793,341	250,623	85,543
				Total	$2,894,636

Cumulative Paid Loss and Defense & Cost Containment Expenses, Net of Reinsurance
For the Years Ended December 31,
Accident Year	2018 *	2019 *	2020 *	2021 *	2022
2018	$253,008	$327,310	$348,225	$353,506	$353,566
2019		335,991	446,997	463,924	480,967
2020			452,560	604,201	645,553
2021				461,709	665,008
2022					518,829
				Total	$2,663,923
All outstanding liabilities before 2018, net of reinsurance					(9,542)
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance					$221,171
* Presented as unaudited required supplementary information.
Set forth is the supplementary information about average historical claims duration as of December 31, 2022:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5
	57.4%	19.6%	10.1%	5.9%	3.3%

Set forth is the following reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and LAE in the consolidated Balance Sheet as of December 31, 2022 (in thousands):

December 31, 2022
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$221,171
Reinsurance recoverable on unpaid claims	798,680
Liabilities for adjusting and other claim payments	18,939
Total gross liability for unpaid claims and claim adjustment expense	$1,038,790
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of year	346,216	322,465	267,760
Less: Reinsurance recoverable	(115,860)	(119,522)	(123,221)
Net balance at beginning of period	230,356	202,943	144,539
Incurred (recovered) related to:
Current year	913,419	724,755	700,473
Prior years	24,980	54,450	58,337
Total incurred	938,399	779,205	758,810
Paid related to:
Current year	624,580	526,695	513,308
Prior years	304,065	225,097	187,098
Total paid	928,645	751,792	700,406
Net balance at end of period	240,110	230,356	202,943
Plus: Reinsurance recoverable	798,680	115,860	119,522
Balance at end of year	$1,038,790	$346,216	$322,465
During 2022, the liability for unpaid losses and loss adjustment expenses, prior to reinsurance, increased by $692.6 million from $346.2 million as of December 31, 2021 to $1,038.8 million as of December 31, 2022. The increase was principally the result of Hurricane Ian and increases to reflect recent and ongoing trends in weather-related claims, higher expected costs for building materials and labor as a result of inflationary pressure as well as the continuing prevalence of solicited, represented, and litigated claims in Florida resulting in increased claims frequencies, losses and loss adjustment expenses.

Hurricane Ian resulted in $111.0 million of net losses and LAE for the 2022 accident year, or 9.9 net loss ratio points, compared to $28.0 million of weather above plan in 2021, or 2.7 net loss ratio points.

Prior year development includes changes in estimated losses and LAE for all events occurring in prior years including hurricanes and other weather. Prior year development was $25.0 million, or 2.2 net loss ratio points for the year ended December 31, 2022, compared to $54.5 million for 2021, or 5.3 net loss ratio points. Losses and LAE experience over the past several years including both 2022 and 2021, reflects an adverse litigation environment and other market conditions. We have recorded adverse claim development on prior years’ loss reserves to address the increasing impact of Florida’s market disruptions, as well as the impact of rising costs of building materials and labor, have had on the claims process and the establishment of reserves for losses and LAE.

Losses and LAE experience over the past several years including both 2022 and 2021, reflects an adverse litigation environment and other market conditions in Florida that the Florida Legislature has been attempting to address with the passage of legislation spanning several years with the most significant changes made during a special session held in December 2022. The Company considered and included the effects of the enacted legislation in developing its ultimate loss projections and reserve estimates as of December 31, 2022.

In addition to the actions taken by the Florida legislature, management has been taking actions to improve losses and LAE experience through several means including operational initiatives designed to improve the efficiency and effectiveness of the claims cycle and reduce the impact of litigation; implementing pricing increases to address the loss experience as well as inflation and the increasing cost of reinsurance; reducing undesirable exposures; and securing efficient reinsurance programs to protect against catastrophes.

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
•LAE, which are the estimated expenses associated with the settlement of case reserves and IBNR.
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
NOTE 18 – VARIABLE INTEREST ENTITIES
The Company entered into a reinsurance arrangement effective June 1, 2022 with its existing captive reinsurance arrangement which uses Isosceles Insurance Ltd. a Bermuda licensed insurance company through the establishment of a Bermuda separate account named “Separate Account UVE-01”, which is a VIE in the normal course of business and consolidated as a VIE since the Company is the primary beneficiary. See “—Note 2 (Summary of Significant Accounting Policies — Consolidation Policy)” for more information about the methodology and significant inputs used to consider to consolidate a VIE. The VIE files a federal tax return however the VIE is domiciled in Bermuda and therefore is not subject to state income taxes. See “—Note 12 (Income Taxes).”
The reinsurance captive arrangement entered into in the prior year, which was effective June 1, 2021 through May 31, 2022 was terminated effective December 1, 2021, pursuant to the terms of the agreement. In connection with the termination of the agreement, the affiliates agreed to release funds held in trust due to one of the Insurance Entities (UPCIC) and the balance to the participant of the separate account (UVE) in December 2021.
On June 1, 2022, the VIE entered into a new reinsurance arrangement with UPCIC and on September 28, 2022 Hurricane Ian made landfall on the Gulf Coast of Florida triggering a full policy limit loss, totaling $66 million, issued by the VIE to UPCIC. Amounts due under this policy were fully paid in September 2022 to UPCIC.

NOTE 19 – QUARTERLY RESULTS FOR 2022 AND 2021 (UNAUDITED)
The following table provides a summary of quarterly results for the periods presented (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2022
Premiums earned, net	269,064	277,061	290,631	291,870
Net investment income	4,042	5,221	6,074	10,448
Total revenues	287,482	292,006	312,810	330,360
Total expenses	263,403	279,595	404,417	295,881
Net income (loss)	17,537	7,370	(72,275)	25,111
Basic earnings (loss) per share	$0.56	$0.24	$(2.36)	$0.83
Diluted earnings (loss) per share	$0.56	$0.24	$(2.36)	$0.82

For the Year Ended December 31, 2021
Premiums earned, net	243,305	256,172	264,654	271,332
Net investment income	2,986	2,858	2,797	3,894
Total revenues	262,757	279,181	287,254	292,659
Total expenses	226,386	249,087	260,761	356,566
Net income (loss)	26,408	21,941	20,183	(48,125)
Basic earnings (loss) per share	$0.85	$0.70	$0.65	$(1.54)
Diluted earnings (loss) per share	$0.84	$0.70	$0.64	$(1.54)
Total revenues in the fourth quarter of 2022 exceeded 2021 driven by an increase in premiums earned, net and increases in investment income. Increased premiums were the result of rate increases approved and implemented during 2021 and 2022 which are earning in as policies renew. Overall policy count decreased as part of managements efforts to manage exposures. Investment income increased as new investments in the investment portfolio are benefiting from increased market interest rates. The decrease in expenses was due to lower level of losses and LAE, a lower level of acquisition costs offset by a slightly higher level of other operating expenses. Benefiting the fourth quarter of 2022 losses and LAE were increased benefits from claim management fees associated with Hurricane Ian. Lower acquisition costs are a result of management lowering renewal commissions in 2022 to 8% from 10% in 2021 which are earned in over the renewed policy life.

NOTE 20 – SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2022.
On February 9, 2023, the Company declared a quarterly cash dividend of $0.16 per share of common stock payable March 16, 2023, to shareholders of record on March 9, 2023.

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
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2022.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment under the framework in 2013 Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Business Conduct and Ethics
The Company has adopted a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of the Company, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. The Code is available on the Company’s website at https://UniversalInsuranceHoldings.com. A copy of the Company’s Code of Business Conduct and Ethics may be obtained free of charge by written request to Gary L. Ropiecki, Secretary, Universal Insurance Holdings, Inc., 1110 West Commercial Boulevard, Suite 100, Fort Lauderdale, FL 33309. We intend to disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, and waivers of the Code of Business Conduct and Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.
Additional information required by Item 10 of Part III is included in our Proxy Statement for the 2023 Annual Meeting of Shareholders (“2023 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by Item 11 of Part III is included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 12 of Part III is included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 13 of Part III is included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Item 14 of Part III is included in our 2023 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)Financial Statements
The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm thereon are filed with this report at Item 8:
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2022 and 2021.
Consolidated Statements of Income for the Years Ended December 31, 2022, 2021 and 2020.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020.
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
4.1
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10‑K filed on March 2, 2020 and incorporated herein by reference)

10.1
Florida Insurance Capital Build-Up Incentive Program Surplus Note (“Surplus Note”) between the Company and the State Board of Administration of Florida (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.2
Addendum No. 1 to the Surplus Note between the Company and the State Board of Administration of Florida (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.3
Credit Agreement, dated August 31, 2021, by and between the Company and JPMorgan Chase Bank, N.A.(filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 27, 2021 and incorporated herein by reference)

10.4
Amendment No. 1 Credit Agreement, dated August 30, 2022, by and between the Company and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 2, 2022 and incorporated by reference)

10.5
Credit Agreement, dated October 31, 2022, by and between the Company and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 2, 2022 and incorporated by reference)

10.6
Indenture, dated November 23, 2021 by and between the Company and UMB Bank National Association as trustee.(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 23, 2021 and incorporated herein by reference)

10.7
Multiple Line Quota Share Reinsurance Contract between the Company and Everest Reinsurance Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.8
Universal Insurance Holdings, Inc. Second Amended and Restated 2009 Omnibus Incentive Plan, as amended through June 8, 2012 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012 and incorporated herein by reference) †

10.9
Amendment to Second Amended and Restated 2009 Omnibus Incentive Plan (filed as Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 and incorporated herein by reference) †

10.10
Universal Insurance Holdings, Inc. 2021 Omnibus Incentive Plan, (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on July 14, 2021 and incorporated herein by reference) †

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
10.15
Form of Notice of Grant of Restricted Stock Units and Terms and Conditions of Restricted Stock Unit Award under the 2021 Omnibus Incentive Plan (filed as Exhibit 10.15 to the Company’s Current Annual Report on Form 10-K filed on February 28, 2022 and incorporated herein by reference)†

10.16
Form of Notice of Grant on Non-Qualified Stock Option and Terms and Conditions of Non-Qualified Stock Option under the 2021 Omnibus Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Quarterly Report on Form 10-Q filed on May 2, 2022 and incorporated herein by reference)†

10.17
Form of Notice of Grant on Restricted Stock and Terms and Conditions of Restricted Stock Award under the 2021 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Quarterly Report on Form 10-Q filed on July 29, 2022 and incorporated herein by reference)†

10.18
Form of Notice of Grant on Performance Share Units and Terms and Conditions of Performance Share Units under the 2021 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Quarterly Report on Form 10-Q filed on July 29, 2022 and incorporated herein by reference)†

10.19	Form of Non-Employee Director Option Grant (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10‑K filed on March 1, 2019 and incorporated herein by reference) †
10.20
Employment Agreement, dated February 12, 2020, between Stephen J. Donaghy and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2020 and incorporated herein by reference) †

10.21
Amendment No. 1 to Employment Agreement, dated April 20, 2020, between Stephen J. Donaghy and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2020 and incorporated herein by reference) †

10.22
Amended and Restated Employment Agreement, dated April 7, 2022 between Stephen J. Donaghy and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 10-K filed on April 8, 2022 and incorporated herein by reference) †

10.23
Employment Agreement, dated January 25, 2022, between Frank C. Wilcox and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 31, 2022 and incorporated herein by reference) †

10.24
Employment Agreement, dated January 25, 2022, between Kimberly Cooper Campos and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2022 and incorporated herein by reference) †

10.25
Executive Chairman Agreement, dated April 20, 2020, between Sean P. Downes and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2020 and incorporated herein by reference) †

10.26
Director Services Agreement, dated June 6, 2013, by and between the Company and Scott P. Callahan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 6, 2013 and incorporated herein by reference) †

10.27
Director Services Agreement, dated June 5, 2014, by and between the Company and Richard D. Peterson (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 6, 2014 and incorporated herein by reference) †

10.28
Director Services Agreement, dated July 12, 2007, by and between the Company and Ozzie A. Schindler (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 10, 2007 and incorporated herein by reference) †

10.29
Director Services Agreement, dated July 12, 2007, by and between the Company and Joel M. Wilentz (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on August 10, 2007 and incorporated herein by reference) †

10.30	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2012 and incorporated herein by reference) †
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm (Plante & Moran, PLLC)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	The following materials from Universal Insurance Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101)
------------------
† Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNIVERSAL INSURANCE HOLDINGS, INC.

Date: February 28, 2023	By:	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen J. Donaghy	Chief Executive Officer and Director	February 28, 2023
Stephen J. Donaghy

/s/ Frank C. Wilcox	Chief Financial Officer	February 28, 2023
Frank C. Wilcox

/s/ Gary L. Ropiecki	Corporate Secretary and Principal Accounting Officer	February 28, 2023
Gary L. Ropiecki

/s/ Sean P. Downes	Executive Chairman	February 28, 2023
Sean P. Downes

/s/ Kimberly D. Campos	Chief Information Officer, Chief Administrative Officer and	February 28, 2023
Kimberly D. Campos	Director

/s/ Shannon A. Brown	Director	February 28, 2023
Shannon A. Brown

/s/ Scott P. Callahan	Director	February 28, 2023
Scott P. Callahan

/s/ Marlene M. Gordon	Director	February 28, 2023
Marlene M. Gordon

/s/ Francis X. McCahill, III	Director	February 28, 2023
Francis X. McCahill, III

/s/ Richard D. Peterson	Director	February 28, 2023
Richard D. Peterson

/s/ Michael A. Pietrangelo	Director	February 28, 2023
Michael A. Pietrangelo

/s/ Ozzie A. Schindler	Director	February 28, 2023
Ozzie A. Schindler

/s/ Jon W. Springer	Director	February 28, 2023
Jon W. Springer

/s/ Joel M. Wilentz	Director	February 28, 2023
Joel M. Wilentz

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Universal Insurance Holdings, Inc. (the “Parent Company”) had no guarantees or material contingencies as of December 31, 2022 and 2021. The following summarizes the major categories of the parent company’s financial statements (in thousands, except per share data):
CONDENSED BALANCE SHEETS

	As of December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$83,022	$169,157
Investments in subsidiaries and undistributed earnings	139,386	317,166
Available-for-sale debt securities, at fair value	3,997	—
Equity securities, at fair value	13,946	—
Income taxes recoverable	1,507	16,960
Deferred income tax asset, net	1,539	3,466
Intercompany note receivable	143,792	20,415
Other assets	398	140
Total assets	$387,587	$527,304
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$50	$17
Dividends payable	360	143
Long-term debt, net	97,254	96,691
Other accrued expenses	2,027	751
Total liabilities	99,691	97,602
STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference - $9.99 and $9.99 per share
Common stock, $.01 par value	472	470
Authorized shares - 55,000
Issued shares - 47,179 and 47,018
Outstanding shares - 30,389 and 31,221
Treasury shares, at cost - 16,790 and 15,797	(238,758)	(227,115)
Additional paid-in capital	112,509	108,202
Accumulated other comprehensive income (loss), net of taxes	(103,782)	(15,568)
Retained earnings	517,455	563,713
Total stockholders’ equity	287,896	429,702
Total liabilities and stockholders’ equity	$387,587	$527,304

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2022	2021	2020
REVENUES
Net investment income	$930	$2	$273
Net realized gains (losses) on investments	1,462	405	38
Net change in unrealized gains (losses) of equity securities	(518)	—	—
Management fee	123	137	166
Interest income on intercompany note receivable	9,686	415	—
Other revenue	1	—	16
Total revenues	11,684	959	493
OPERATING COSTS AND EXPENSES
General and administrative expenses	12,223	10,552	15,448
Total operating cost and expenses	12,223	10,552	15,448
Interest and amortization of debt issuance costs	6,437	525	—
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES	(6,976)	(10,118)	(14,955)
Income tax expense (benefit)	(670)	(2,800)	(215)
LOSS BEFORE EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES	(6,306)	(7,318)	(14,740)
Equity in net income (loss) of subsidiaries	(15,951)	27,712	33,828
CONSOLIDATED NET INCOME (LOSS)	$(22,257)	$20,394	$19,088

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$210,368	$151,952	$149,329
Cash flows from investing activities:
Capital contributions to affiliates (1)	(129,490)	(95,498)	(118,897)
Issuance of intercompany note receivable (1)	(114,000)	(20,000)	—
Purchases of equity securities	(33,189)	—	—
Purchase of available-for-sale debt securities	(4,026)	—	—
Proceeds from sales of equity securities	20,187	—	—
Proceeds from sales of available-for-sale debt securities	—	—	787
Net cash provided by (used in) investing activities	(260,518)	(115,498)	(118,110)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	100,000	—
Debt issuance costs paid	(140)	(3,365)	—
Preferred stock dividend	(10)	(10)	(10)
Common stock dividend	(23,774)	(24,191)	(24,547)
Purchase of treasury stock	(11,643)	(1,609)	(28,921)
Payments related to tax withholding for share-based compensation	(418)	(1,056)	(1,315)
Net cash provided by (used in) financing activities	(35,985)	69,769	(54,793)
Net increase (decrease) in cash and cash equivalents	(86,135)	106,223	(23,574)
Cash and cash equivalents at beginning of period	169,157	62,934	86,508
Cash and cash equivalents at end of period	$83,022	$169,157	$62,934

Supplemental information:
Interest paid	$5,625	$—	$—

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
Capital Contributions to Subsidiaries
During the years ended December 31, 2022, 2021 and 2020, the Parent Company made capital contributions of $84.0 million, $92.0 million and $114.0 million, respectively, to UPCIC to increase UPCIC’s statutory capital and surplus.
During the years ended December 31, 2022, the Parent Company made a capital contribution of $3.0 million to APPCIC to increase APPCIC’s statutory capital and surplus. There were no capital contributions by the Parent Company to APPCIC during the year ended December 31, 2021 and 2020.
Dividends received from Subsidiaries
The Parent Company received distributions from the earnings of its non-insurance consolidated subsidiaries of $231.9 million, $149.9 million and $151.0 million during the years ended December 31, 2022, 2021 and 2020, respectively. There were no dividends paid by UPCIC and APPCIC to the Parent Company during the years ended December 31, 2022, 2021 and 2020.

NOTE 2 - INTERCOMPANY NOTE RECEIVABLE
During the years ended December 31, 2022 and 2021, the Parent Company funded a $110.0 million and $20.0 million, respectively, Subordinated Surplus Debenture (“Surplus Debenture”) through PSI, the Insurance Entities’ parent company, to UPCIC to increase UPCIC’s statutory capital and surplus.
During the year ended December 31, 2022, the Parent Company funded $4.0 million Surplus Debenture through PSI to APPCIC to increase APPCIC statutory capital and surplus. Intercompany note receivable is stated separately in the accompanying Condensed Consolidated Balance Sheets.
Effective in 2021 for UPCIC and 2022 for APPCIC, the holding company has put in place an ongoing surplus note arrangement with the Insurance Entities, which has been approved by the Florida Office of Insurance Regulation as the Insurance Entities’ domestic regulator. Surplus debentures are unsecured debt issued by the Insurance Entities that are subordinated to all claims by policyholders and creditors, with interest and principal payments on the surplus note to the holding company being made only upon the FLOIR’s express approval. Surplus debentures are considered bonds in function and payout structure, but are accounted for as equity in the statutory reporting of the Insurance Entities. The holding company has outstanding with the Insurance Entities $134.0 million in surplus notes. Under the arrangement, interest accrues at a variable rate (currently 8.27%) on the outstanding surplus note balances and, if approved by the FLOIR, is payable annually to the holding company. In 2022, UPCIC received approval from its Florida regulator to permit UPCIC to pay interest accruing from surplus notes outstanding during 2021.

NOTE 3 – LONG-TERM DEBT

See “Part II—Item 8—Note 7 (Long-term debt)” for information relating to long-term debt.

NOTE 4 – SUBSEQUENT EVENTS
The Parent Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2022.
In February 2023, the Parent Company declared a quarterly cash dividend of $0.16 per share of common stock payable March 16, 2023, to shareholders of record on March 9, 2023.
In February 2023, the Parent Company made statutory capital contribution of $72.0 million to UPCIC to increase UPCIC’s statutory capital and surplus. UPCIC included this contribution in their statutory capital and surplus at December 31, 2022 with the permission of the FLOIR under statutory accounting principles.

SCHEDULE V – VALUATION AND QUALIFYING ACCOUNTS
The following table summarizes activity in the Company’s estimated credit losses for the periods presented (in thousands):

		Additions
	Beginning Balance	Charges to Earnings	Charges to Other Accounts	Deductions	Ending Balance
Description
Year Ended December 31, 2022
Estimated credit losses	$584	711	—	375	$920
Year Ended December 31, 2021
Estimated credit losses	$631	466	—	513	$584
Year Ended December 31, 2020
Estimated credit losses	$749	528	—	646	$631

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY
AND CASUALTY INSURANCE OPERATIONS
The following table provides certain information related to the Company’s property and casualty operations as of, and for the periods presented (in thousands):

	As of December 31,	For the Year Ended December 31,
	Reserves for Unpaid Losses and LAE	Incurred Loss and LAE Current Year	Incurred Loss and LAE Prior Years	Paid Losses and LAE	Net Investment Income
2022	$1,038,790	$913,419	24,980	$928,645	$25,785
2021	$346,216	$724,755	$54,450	$751,792	$12,535
2020	$322,465	$700,473	$58,337	$700,406	$20,393

	As of December 31,	For the Year Ended December 31,
	Deferred Policy Acquisition Cost (“DPAC”)	Amortization of DPAC, Net	Net Premiums Written	Net Premiums Earned	Unearned Premiums
2022	$103,654	$(217,235)	$1,173,278	$1,128,626	$943,854
2021	$108,822	$(224,121)	$1,084,827	$1,035,463	$857,769
2020	$110,614	$(199,154)	$1,004,903	$923,563	$783,135

Report of Independent Registered Public Accounting Firm
on Supplemental Information

To the Stockholders and Board of Directors
of Universal Insurance Holdings, Inc.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of Universal Insurance Holdings, Inc. (the “Company”) as of and for the three-year period ended December 31, 2022 and issued our report thereon dated February 28, 2023, which expressed an unqualified opinion on those consolidated financial statements and is included at Item 8 in this Form 10-K. The supplemental information contained in the consolidated financial statement schedules of the Company in the accompanying index at Item 15 in this Form 10-K has been subjected to audit procedures performed in conjunction with the audit of the Company's consolidated financial statements. The supplemental information is the responsibility of the Company's management. Our audit procedures included determining whether the supplemental information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

/s/ Plante & Moran, PLLC

East Lansing, Michigan
February 28, 2023