Form 10-Q
period 2023-03-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2023-05-02
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,440,020 shares of common stock, par value $0.01 per share, outstanding on April 24, 2023.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida

RESULTS OF REVIEW OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of March 31, 2023 and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2023 and 2022. Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of Universal Insurance Holdings, Inc. as of December 31, 2022 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 28, 2023. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
Denver, Colorado
May 2, 2023

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

	As of
	March 31,	December 31,
	2023	2022
ASSETS
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $811 and $920 (amortized cost: $1,146,378 and $1,152,852)	$1,026,555	$1,014,626
Equity securities, at fair value (cost: $108,911 and $102,431)	92,906	85,469
Investment real estate, net	5,665	5,711
Total invested assets	1,125,126	1,105,806
Cash and cash equivalents	330,155	388,706
Restricted cash and cash equivalents	2,635	2,635
Prepaid reinsurance premiums	124,308	282,427
Reinsurance recoverable	678,094	808,850
Premiums receivable, net	64,844	69,574
Property and equipment, net	50,193	51,404
Deferred policy acquisition costs	97,893	103,654
Income taxes recoverable	—	1,528
Deferred income tax asset, net	58,804	57,258
Other assets	18,968	18,312
Total assets	$2,551,020	$2,890,154
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$870,407	$1,038,790
Unearned premiums	898,588	943,854
Advance premium	92,235	54,964
Book overdraft	77,661	—
Reinsurance payable, net	91,932	384,504
Commission payable	19,644	18,541
Income taxes payable	13,138	—
Other liabilities and accrued expenses	63,031	58,836
Long-term debt, net	102,578	102,769
Total liabilities	2,229,214	2,602,258

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $0.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $0.01 par value	472	472
Authorized shares - 55,000
Issued shares - 47,230 and 47,179
Outstanding shares - 30,440 and 30,389
Treasury shares, at cost - 16,790 and 16,790	(238,758)	(238,758)
Additional paid-in capital	113,425	112,509
Accumulated other comprehensive income (loss), net of taxes	(89,991)	(103,782)
Retained earnings	536,658	517,455
Total stockholders’ equity	321,806	287,896
Total liabilities and stockholders’ equity	$2,551,020	$2,890,154

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
REVENUES
Direct premiums written	$410,102	$396,481
Change in unearned premium	45,266	18,122
Direct premium earned	455,368	414,603
Ceded premium earned	(173,144)	(145,539)
Premiums earned, net	282,224	269,064
Net investment income	10,698	4,042
Net realized gains (losses) on investments	(788)	58
Net change in unrealized gains (losses) of equity securities	957	(3,396)
Commission revenue	17,282	11,161
Policy fees	4,167	4,779
Other revenue	1,968	1,774
Total revenues	316,508	287,482
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	206,154	185,106
General and administrative expenses	75,927	78,297
Total operating costs and expenses	282,081	263,403
Interest and amortization of debt issuance costs	1,636	1,608
INCOME (LOSS) BEFORE INCOME TAXES	32,791	22,471
Income tax expense (benefit)	8,618	4,934
NET INCOME (LOSS)	$24,173	$17,537
Basic earnings (loss) per common share	$0.80	$0.56
Weighted average common shares outstanding - Basic	30,382	31,147
Diluted earnings (loss) per common share	$0.79	$0.56
Weighted average common shares outstanding - Diluted	30,626	31,227
Cash dividend declared per common share	$0.16	$0.16

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$24,173	$17,537
Other comprehensive income (loss), net of taxes	13,791	(42,910)
Comprehensive income (loss)	$37,964	$(25,373)
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (unaudited)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2022	(16,790)		47,179	10	$472	$—	$112,509	$517,455	$(103,782)	$(238,758)	$287,896
Vesting of performance share units	(6)	(1)	16	—	—	—	—	—	—	(64)	(64)
Vesting of restricted stock units	(16)	(1)	48	—	—	—	—	—	—	(160)	(160)
Stock option exercises	(54)	(1)	63	—	—	—	928	—	—	(90)	838
Retirement of treasury shares	76	(1)	(76)	—	—	—	(1,242)	—	—	314	(928)
Share-based compensation	—		—	—	—	—	1,230	—	—	—	1,230
Net income (loss)	—		—	—	—	—	—	24,173	—	—	24,173
Other comprehensive gain (loss), net of taxes	—		—	—	—	—	—	—	13,791	—	13,791
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,970)	—	—	(4,970)
Balance, March 31, 2023	(16,790)		47,230	10	$472	$—	$113,425	$536,658	$(89,991)	$(238,758)	$321,806

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2021	(15,797)		47,018	10	$470	$—	$108,202	$563,713	$(15,568)	$(227,115)	$429,702
Vesting of performance share units	(9)	(1)	33	—	1	—	(1)	—	—	(104)	(104)
Vesting of restricted stock units	(6)	(1)	27	—	—	—	—	—	—	(105)	(105)
Retirement of treasury shares	15	(1)	(15)	—	—	—	(209)	—	—	209	—
Purchases of treasury stock	(320)		—	—	—	—	—	—	—	(3,879)	(3,879)
Share-based compensation	—		—	—	—	—	1,107	—	—	—	1,107
Net income (loss)	—		—	—	—	—	—	17,537	—	—	17,537
Other comprehensive gain (loss), net of taxes	—		—	—	—	—	—	—	(42,910)	—	(42,910)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,007)	—	—	(5,007)
Balance, March 31, 2022	(16,117)		47,063	10	$471	$—	$109,099	$576,243	$(58,478)	$(230,994)	$396,341

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net cash used in operating activities	$(50,257)	$(27,081)
Cash flows from investing activities:
Proceeds from sale of property and equipment	9	1
Purchases of property and equipment	(690)	(2,185)
Purchases of equity securities	(9,356)	(29,333)
Purchases of available-for-sale debt securities	(26,236)	(57,163)
Proceeds from sales of equity securities	2,789	14,932
Proceeds from sales of available-for-sale debt securities	3,301	12,540
Maturities of available-for-sale debt securities	27,554	12,766
Net cash provided by (used in) investing activities	(2,629)	(48,442)
Cash flows from financing activities:
Debt issuance costs paid	—	(100)
Preferred stock dividend	(3)	(3)
Common stock dividend	(4,980)	(5,029)
Purchase of treasury stock	—	(3,879)
Payments related to tax withholding for share-based compensation	(314)	(209)
Repayment of debt	(368)	(367)
Net cash provided by (used in) financing activities	(5,665)	(9,587)
Cash and cash equivalents and restricted cash and cash equivalents:
Net increase (decrease) during the period	(58,551)	(85,110)
Balance, beginning of period	391,341	253,143
Balance, end of period	$332,790	$168,033

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$330,155	$388,706
Restricted cash and cash equivalents (1)	2,635	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$332,790	$391,341
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
Universal Insurance Holdings, Inc. (“UVE”, and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”, and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance offered in 19 states as of March 31, 2023, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
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
Basis of Presentation and Consolidation
The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the Financial Statements do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for annual financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 28, 2023. The Condensed Consolidated Balance Sheet at December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any interim period or for the full year.
To conform to the current period presentation, certain amounts in the prior periods’ condensed consolidated financial statements and notes have been reclassified. Such reclassifications were of an immaterial amount and had no effect on net income or stockholders’ equity.
The Financial Statements include the accounts of UVE and its wholly-owned subsidiaries, as well as variable interest entities (“VIE”) in which the Company is determined to be the primary beneficiary. All material intercompany balances and transactions have been eliminated in consolidation.
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

2. Significant Accounting Policies
The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2022. There are no new or revised disclosures or disclosures required on a quarterly basis.

3. Investments
Available-for-Sale Securities
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	March 31, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$16,840	$—	$100	$(763)	$16,177
Corporate bonds	782,613	(622)	366	(79,506)	702,851
Mortgage-backed and asset-backed securities	319,916	—	200	(35,669)	284,447
Municipal bonds	16,149	(2)	15	(2,082)	14,080
Redeemable preferred stock	10,860	(187)	—	(1,673)	9,000
Total	$1,146,378	$(811)	$681	$(119,693)	$1,026,555

	December 31, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$12,602	$—	$—	$(938)	$11,664
Corporate bonds	788,737	(729)	130	(93,077)	695,061
Mortgage-backed and asset-backed securities	327,166	—	148	(39,707)	287,607
Municipal bonds	14,924	(2)	—	(2,551)	12,371
Redeemable preferred stock	9,423	(189)	—	(1,311)	7,923
Total	$1,152,852	$(920)	$278	$(137,584)	$1,014,626

The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	March 31, 2023		December 31, 2022
Average Credit Ratings	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
AAA	$304,913	29.7%	$297,475	29.3%
AA	158,404	15.4%	154,975	15.3%
A	334,519	32.6%	327,427	32.3%
BBB	227,056	22.1%	232,316	22.9%
No Rating Available	1,663	0.2%	2,433	0.2%
Total	$1,026,555	100.0%	$1,014,626	100.0%

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

The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:
Agency	$159,078	$137,987	$157,672	$133,928
Non-agency	60,159	50,711	60,328	50,478
Asset-backed securities:
Auto loan receivables	54,531	52,351	62,128	59,370
Credit card receivables	1,657	1,618	657	612
Other receivables	44,491	41,780	46,381	43,219
Total	$319,916	$284,447	$327,166	$287,607
The following tables summarize available-for-sale debt securities, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	March 31, 2023
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	2	$523	$(1)	6	$11,816	$(762)
Corporate bonds	22	20,332	(421)	258	319,002	(39,830)
Mortgage-backed and asset-backed securities	36	39,815	(1,073)	172	227,174	(34,596)
Municipal bonds	—	—	—	3	6,900	(1,179)
Redeemable preferred stock	1	489	(69)	1	101	(45)
Total	61	$61,159	$(1,564)	440	$564,993	$(76,412)

	December 31, 2022
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	2	$2,721	$(110)	5	$8,943	$(828)
Corporate bonds	40	26,563	(2,910)	247	325,992	(46,451)
Mortgage-backed and asset-backed securities	64	52,751	(2,974)	146	219,189	(36,733)
Municipal bonds	—	—	—	3	6,621	(1,458)
Redeemable preferred stock	1	95	(51)	—	—	—
Total	107	$82,130	$(6,045)	401	$560,745	$(85,470)

Unrealized losses on available-for-sale debt securities in the above table as of March 31, 2023 have not been recognized into income as credit losses because the issuers are of high credit quality (investment grade securities), management does not intend to sell nor does it believe it is more likely than not it will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

The following table presents a reconciliation of the beginning and ending balances for expected credit losses on available-for-sale debt securities (in thousands):

	Corporate Bonds	Municipal Bonds	Redeemable Preferred Stock	Total
Balance, December 31, 2021	$371	$1	$117	$489
Provision for (or reversal of) credit loss expense	358	1	72	431
Balance, December 31, 2022	729	2	189	920
Provision for (or reversal of) credit loss expense	(107)	—	(2)	(109)
Balance, March 31, 2023	$622	$2	$187	$811

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not, that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agencies, market sentiment and trends and adverse conditions specifically related to the security, among other quantitative and qualitative factors utilized for establishing an estimate for credit losses. If the assessment indicates that a credit loss exists, the present values of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	March 31, 2023
	Amortized Cost	Fair Value
Due in one year or less	$102,455	$100,102
Due after one year through five years	558,902	512,244
Due after five years through ten years	457,242	391,643
Due after ten years	23,977	19,370
Perpetual maturity securities	3,802	3,196
Total	$1,146,378	$1,026,555

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

The following table provides certain information related to available-for-sale debt securities, equity securities and investment in real estate during the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$30,855	$25,306
Equity securities	$2,789	$14,932
Gross realized gains on sale of securities:
Available-for-sale debt securities	$5	$6
Equity securities	$54	$324
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(706)	$(270)
Equity securities	$(141)	$(2)
The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Available-for-sale debt securities	$5,870	$4,067
Equity securities	1,053	535
Cash and cash equivalents (1)	4,203	22
Other (2)	141	128
Total investment income	11,267	4,752
Less: Investment expenses (3)	(569)	(710)
Net investment income	$10,698	$4,042

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Equity Securities
The following table provides the unrealized gains and losses recognized for the periods presented on equity securities still held at the end of the reported period (in thousands):

	Three Months Ended March 31,
	2023	2022
Unrealized gains (losses) recognized during the reported period on equity securities still held at the end of the reported period	$503	$(3,353)

Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	March 31,	December 31,
	2023	2022
Income Producing:
Investment real estate	$7,097	$7,097
Less: Accumulated depreciation	(1,432)	(1,386)
Investment real estate, net	$5,665	$5,711
The following table provides the depreciation expense related to investment real estate for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Depreciation expense on investment real estate	$46	$46

4. Reinsurance
The Company seeks to reduce its risk of loss by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers, generally as of the beginning of the hurricane season on June 1st of each year. The Company’s current reinsurance programs consist principally of catastrophe excess of loss reinsurance, subject to the terms and conditions of the applicable agreements. Notwithstanding the purchase of such reinsurance, the Company is responsible for certain retained loss amounts before reinsurance attaches and for insured losses related to catastrophes and other events that exceed coverage provided by or otherwise are not within the scope of the reinsurance programs. The Company remains responsible for the settlement of insured losses irrespective of whether any of the reinsurers fail to make payments otherwise due.
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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of March 31, 2023			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services, Inc.	Moody’s Investors Service, Inc.	March 31, 2023	December 31, 2022
Allianz Risk Transfer	A+	AA	Aa3	$243,564	$285,323
Florida Hurricane Catastrophe Fund “FHCF” (1)	n/a	n/a	n/a	92,193	134,411
Various Lloyd’s of London Syndicates (2)	A	A+	n/a	86,774	101,482
Chubb Tempest Reinsurance, Ltd.	A++	AA	Aa3	46,741	51,319
Markel Bermuda Ltd.	A	A	A2	44,361	50,981
DaVinci Reinsurance Ltd.	A	A+	A3	41,097	48,115
Renaissance Reinsurance Ltd.	A+	A+	A1	30,896	38,768
D E Shaw Re (Bermuda) Ltd. (3)	n/a	n/a	n/a	27,399	16,680
Cosaint Re Pte. Ltd. (4)	n/a	n/a	n/a	17,467	—
Everest Reinsurance Co	A+	A+	A1	12,471	11,536
Munich Reinsurance America Inc.	A+	AA-	Aa3	12,156	14,616
Upsilon RFO RE Ltd.	n/a	n/a	n/a	—	11,201
Lumen Re Ltd.	n/a	n/a	n/a	—	8,913
Total (5)				$655,119	$773,345
(1)No rating is available, because the fund is not rated.
(2)No rating available for Moody’s Investors Service, Inc.
(3)No rating is available, because the reinsurer is fully collateralized with a trust agreement.
(4)No rating is available, because the non-catastrophe bond is not rated.
(5)Amounts represent prepaid reinsurance premiums and net recoverables for paid and unpaid losses, including incurred but not reported reserves, and loss adjustment expenses.

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended March 31,
	2023			2022
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$410,102	$455,368	$208,222	$396,481	$414,603	$195,155
Ceded	(14,776)	(173,144)	(2,068)	(13,946)	(145,539)	(10,049)
Net	$395,326	$282,224	$206,154	$382,535	$269,064	$185,106

The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid reinsurance premiums	$124,308	$282,427
Reinsurance recoverable on paid losses and LAE	$8,148	$10,170
Reinsurance recoverable on unpaid losses and LAE	669,946	798,680
Reinsurance recoverable	$678,094	$808,850

5. Insurance Operations
Deferred Policy Acquisition Costs
The Company defers certain costs in connection with written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
DPAC, beginning of period	$103,654	$108,822
Capitalized Costs	45,994	49,199
Amortization of DPAC	(51,755)	(54,399)
DPAC, end of period	$97,893	$103,622
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
In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of December 31, 2022, UPCIC and APPCIC currently are not able to pay any ordinary dividends during 2023. For the three months ended March 31, 2023 and 2022, no dividends were paid from the Insurance Entities to PSI.
The Florida Insurance Code requires a residential property insurance company to maintain a statutory surplus as to policyholders of at least $15.0 million or ten percent of the insurer’s total liabilities, whichever is greater. The following table presents the amount of capital and surplus calculated in accordance with statutory accounting principles, which differs from GAAP, and an amount representing ten percent of total liabilities for each of the Insurance Entities as of the dates presented (in thousands):

	March 31, 2023	December 31, 2022
Statutory capital and surplus
UPCIC	$401,061	$400,866
APPCIC	$23,800	$22,786
Ten percent of total liabilities
UPCIC	$136,807	$151,190
APPCIC	$2,190	$2,023

As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement. The Insurance Entities also met the capitalization requirements of the other states in which they are licensed as of March 31, 2023. Annually, the Insurance Entities each are also required to adhere to prescribed premium-to-capital surplus ratios and each have met those requirements.

The following table summarizes combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Combined net income (loss)	$(4,381)	$(11,933)
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	March 31, 2023	December 31, 2022
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,276	$3,246

6. Liability for Unpaid Losses and Loss Adjustment Expenses
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$1,038,790	$346,216
Less: Reinsurance recoverable	(798,680)	(115,860)
Net balance at beginning of period	240,110	230,356
Incurred related to:
Current year	202,836	184,451
Prior years	3,318	655
Total incurred	206,154	185,106
Paid related to:
Current year	67,783	71,727
Prior years	178,020	164,656
Total paid	245,803	236,383
Net balance at end of period	200,461	179,079
Plus: Reinsurance recoverable	669,946	65,403
Balance at end of period	$870,407	$244,482
During the three months ended March 31, 2023, there was adverse prior years’ reserve development of $5.4 million gross less $2.1 million ceded resulting in $3.3 million net unfavorable development. The direct and net prior years’ reserve development for the quarter ended March 31, 2023 was principally due to gross reserve development for Hurricane Sally.

During the three months ended March 31, 2022, there was adverse prior years’ reserve development of $10.7 million gross less $10.0 million ceded resulting in $0.7 million net unfavorable development. The direct and net prior years’ reserve development for the quarter ended March 31, 2022 was principally due to a direct increase in the ultimate losses for Hurricanes Irma and Matthew.

7. Long-term Debt
Long-term debt consists of the following as of the dates presented (in thousands):

	March 31,	December 31,
	2023	2022
Surplus note	$5,147	$5,515
5.625% Senior unsecured notes	100,000	100,000
Total principal amount	105,147	105,515
Less: unamortized debt issuance costs	(2,569)	(2,746)
Total long-term debt, net	$102,578	$102,769
Surplus Note
In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program. The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. Principal and interest are paid periodically pursuant to the terms of the surplus note. UPCIC was in compliance with the terms of the surplus note as of March 31, 2023.
Senior Unsecured Notes
On November 23, 2021, the Company entered into Note Purchase Agreements with certain institutional accredited investors and qualified institutional buyers pursuant to which the Company issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”). The Note Purchase Agreements contain certain customary representations, warranties and covenants made by the Company.
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
The indenture governing the Notes contains financial covenants, terms, events of default and related cure provisions that are customary in agreements used in connection with similar transactions. As of March 31, 2023, the Company was in compliance with all applicable covenants, including financial covenants.
The Notes are unsecured senior obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank equally in right of payment to the Unsecured Revolving Loan described below.
Unsecured Revolving Loan
The Company entered into a 364-day credit agreement and related revolving loan (“2021 Revolving Loan”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), in August 2021. The Company and JPMorgan subsequently agreed during the term of the 2021 Revolving Loan to extend its expiration date until October 31, 2022. The Company renewed this agreement on October 31, 2022, increasing the credit facility to $37.5 million and modifying other terms. The October 31, 2022 Revolving Loan agreement (“2022 Revolving Loan”) makes available to the Company an unsecured revolving credit facility with an aggregate commitment not to exceed $37.5 million (previously $35.0 million) and carries an interest rate of prime rate plus a margin of 2%. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings under the 2022 Revolving Loan mature on October 30, 2023, 364 days after the inception date of the 2022 Revolving Loan. The 2022 Revolving Loan is subject to annual renewals. The 2022 Revolving Loan contains customary financial and other covenants, with which the Company is in compliance. The Company did not borrow any amount under the 2021 Revolving Loan, and as of March 31, 2023, the Company has not borrowed any amount under the 2022 Revolving Loan.

Interest Expense
The following table provides interest expense related to long-term debt during the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest Expense:
Surplus note	$53	$27
5.625% Senior unsecured notes	1,406	1,406
Non-cash expense (1)	177	175
Total	$1,636	$1,608
(1) Represents amortization of debt issuance costs.

8. Stockholders’ Equity

From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares			Average
			Repurchased During the		Aggregate	Price Per	Plan
		Dollar Amount	Three Months Ended March 31,		Purchase	Share	Completed or
Date Authorized	Expiration Date	Authorized (1)	2023	2022	Price	Repurchased	Expired
December 15, 2022	December 15, 2024	$7,997	—	—	$—	$—
November 3, 2020	November 3, 2022	$20,000	—	320,528	$3,879	$12.10	November 2022

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

9. Income Taxes
Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The Company reviews its deferred tax assets regularly for recoverability. As of March 31, 2023, the Company determined that it did not need a valuation allowance on its gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
For the three months ended March 31, 2023, there was no current reporting period activity recorded in the condensed consolidated statement of income or the condensed consolidated balance sheet related to uncertain tax positions.
The effective tax rate for the three months ended March 31, 2023 was 26.3% compared to 22.0% for the same period last year.
The difference between our effective tax rate and the statutory rate, for the three months ended March 31, 2023, is primarily driven by permanent items, principally non-deductible compensation. The provision for income taxes differed from the statutory rate as follows:

	Three Months Ended March 31,
	2023	2022
Expected provision at federal statutory tax rate	21.0%	21.0%
Increases (decrease) resulting from:
State income tax, net of federal tax benefit	2.3%	3.7%
Disallowed compensation	3.1%	1.3%
Effect of rate change	—%	(3.9)%
Nondeductible expenses	0.2%	0.1%
Dividend received deduction	(0.3)%	(0.2)%
Total income tax expense (benefit)	26.3%	22.0%

10. Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is computed based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the impact of common shares issuable upon the exercise of stock options, non-vested performance share units, non-vested restricted stock units, non-vested restricted stock, and conversion of preferred stock. In loss periods, the impact of common shares issuable upon the exercises of stock options, non-vested performance share units, non-vested restricted stock units, non-vested restricted stock, and conversion of preferred stock are excluded from the calculation of diluted loss per share, as the inclusion of common shares issuable upon the exercise of stock options, non-vested performance share units, non-vested restricted stock units, non-vested restricted stocks, and conversion of preferred stock would have an anti-dilutive effect. There is no difference between basic and diluted loss per share.
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings (loss) per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator for EPS:
Net income (loss)	$24,173	$17,537
Less: Preferred stock dividends	(3)	(3)
Income (loss) available to common stockholders	$24,170	$17,534
Denominator for EPS:
Weighted average common shares outstanding	30,382	31,147
Plus: Assumed conversion of share-based compensation (1)	219	55
Assumed conversion of preferred stock	25	25
Weighted average diluted common shares outstanding	30,626	31,227
Basic earnings (loss) per common share	$0.80	$0.56
Diluted earnings (loss) per common share	$0.79	$0.56

(1)	Represents the dilutive effect of common shares issuable upon the exercise of stock options, non-vested performance share units, non-vested restricted stock units and non-vested restricted stock.

11. Other Comprehensive Income (Loss)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended March 31,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$17,593	$4,330	$13,263	$(57,161)	$(14,052)	$(43,109)
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	701	173	528	264	65	199
Other comprehensive income (loss)	$18,294	$4,503	$13,791	$(56,897)	$(13,987)	$(42,910)

The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended March 31,
	2023	2022
Unrealized gains (losses) on available-for-sale debt securities	$(701)	$(264)	Net realized gains (losses) on sale on investments
Related tax (expense) benefit	173	65	Income tax expense (benefit)
Total reclassification for the period	$(528)	$(199)	Net of tax

12. Commitments and Contingencies
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The Company’s reinsurance commitments generally run from June 1st of the current year to May 31st of the following year. Certain of the Company’s reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1st to May 31st contract period are recorded as “Reinsurance Payable, net” in the Condensed Consolidated Balance Sheet. Effective March 26, 2021, UPCIC entered into a three-year reinsurance agreement with Cosaint Re Pte. Ltd., a reinsurance entity incorporated in Singapore that correspondingly issued notes in a Rule 144A offering to raise proceeds to collateralize its obligations under the reinsurance agreement. Amounts payable for coverage for the third year of the reinsurance agreement with Cosaint Re Pte. Ltd. are also recorded as “Reinsurance Payable, net.” Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $91.1 million in 2023; (2) $157.5 million in 2024; and (3) $66.3 million in 2025.
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
The Insurance Entities are obligated by regulation and by contract to commute their losses under reimbursement agreements with the FHCF. On June 1, 2023, the Insurance Entities will begin their respective commutation processes for their 2017-18 FHCF reimbursement contract years. The commutation process includes an insurer’s submitting a final proof of loss by June 1, 2023, verifying the amount of its paid losses previously reimbursed or to be reimbursed by the FHCF. The insurer also must submit an estimate of its covered losses on then-outstanding claims and an estimate of its covered IBNR losses. The FHCF’s procedure provides for the insurer and the FHCF to then discuss the estimates and seek to agree on the present value of the expected outstanding losses and IBNR. If these discussions do not result in an agreement, the determination will be made by a three-member panel of actuaries in accordance with a procedure set forth in the FHCF contract. It is premature to know whether the Insurance Entities and the FHCF will agree on final amounts during commutation, the amounts by which the parties’ estimates might differ, or whether the process will entail a final determination through the dispute resolution process.
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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$16,177	$—	$16,177
Corporate bonds	—	702,851	—	702,851
Mortgage-backed and asset-backed securities	—	284,447	—	284,447
Municipal bonds	—	14,080	—	14,080
Redeemable preferred stock	—	9,000	—	9,000
Equity Securities:
Common stock	16,524	—	—	16,524
Mutual funds	76,382	—	—	76,382
Total assets accounted for at fair value	$92,906	$1,026,555	$—	$1,119,461

	Fair Value Measurements
	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$11,664	$—	$11,664
Corporate bonds	—	695,061	—	695,061
Mortgage-backed and asset-backed securities	—	287,607	—	287,607
Municipal bonds	—	12,371	—	12,371
Redeemable preferred stock	—	7,923	—	7,923
Equity Securities:
Common stock	15,313	—	—	15,313
Mutual funds	70,156	—	—	70,156
Total assets accounted for at fair value	$85,469	$1,014,626	$—	$1,100,095
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
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	As of March 31, 2023		As of December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities (debt):
Surplus note (1)	$5,147	$4,799	$5,515	$5,126
5.625% Senior unsecured notes (2)	100,000	100,176	100,000	100,350
Total debt	$105,147	$104,975	$105,515	$105,476

(1) The fair value of the surplus note was determined by management from the expected cash flows discounted using the interest rate quoted by the holder. The SBA is the holder of the surplus note and the quoted interest rate is below prevailing rates quoted by private lending institutions. However, as the Company’s use of funds from the surplus note is limited by the terms of the agreement, the Company has determined the interest rate quoted by the SBA to be appropriate for the purpose of establishing the fair value of the note (Level 3).
(2) The fair value of the senior unsecured notes was determined based on pricing from quoted prices for similar assets in active markets and was included as Level 2.

14. Variable Interest Entities

UVE utilizes a captive reinsurance arrangement which uses Isosceles Insurance Ltd. a Bermuda licensed insurance company, whereby they established a Bermuda separate account named “Separate Account UVE-01” as UVE’s captive. This captive is a VIE in the normal course of business and is consolidated since UVE is the primary beneficiary. The VIE files a federal tax return, however the VIE is domiciled in Bermuda and therefore is not subject to state income taxes.
On June 1, 2022, the VIE entered into a new reinsurance arrangement with UPCIC and on September 28, 2022 Hurricane Ian made landfall on the Gulf Coast of Florida triggering a full policy limit loss, totaling $66 million, issued by the VIE to UPCIC. Amounts due under this policy were fully paid in September 2022 to UPCIC.

15. Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of March 31, 2023 except as disclosed below.

On April 12, 2023, the Company declared a quarterly cash dividend of $0.16 per share of common stock payable May 19, 2023, to shareholders of record on May 12, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Company” refer to Universal Insurance Holdings, Inc. (“UVE”) and its wholly-owned subsidiaries. You should read the following discussion together with our unaudited condensed consolidated financial statements (“Financial Statements”) and the related notes thereto included in “Part I, Item 1—Financial Statements,” and our audited condensed consolidated financial statements and the related notes thereto included in “Part II, Item 8—Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for any one quarter are not necessarily indicative of results to be expected for any quarter or for the year.

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These forward-looking statements may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets,” and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure and other risk management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. A detailed discussion of the risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is set forth below, which are a summary of those in the section titled “Risk Factors” (Part I, Item 1A) of our Annual Report on Form 10-K for the year ended December 31, 2022. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Risks and uncertainties that may affect, or have affected, our financial condition and operating results include, but are not limited to, the following:
•As a property and casualty insurer, we may face significant losses, and our financial results may vary from period to period, due to exposure to catastrophic events and severe weather conditions, the frequency and severity of which could be affected by climate change.
•Changing climate conditions may adversely affect our financial condition, profitability or cash flows.
•Because we conduct the majority of our business in Florida, our financial results depend on the regulatory, economic and weather conditions in Florida.
•Actual claims incurred have exceeded, and in the future may exceed, reserves established for claims, adversely affecting our operating results and financial condition.
•If we fail to adequately price the risks we underwrite, or if emerging trends outpace our ability to adjust prices timely, or if we lose desirable exposures to competitors by overpricing our risks, we may experience underwriting losses depleting surplus at the Insurance Entities and capital at the holding company.
•Unanticipated increases in the severity or frequency of claims adversely affect our profitability and financial condition.
•The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.
•Pandemics, including COVID-19 and other outbreaks of disease, could impact our business, financial results, and growth.
•Because we rely on independent insurance agents, the loss of these independent agent relationships and the business they control or our ability to attract new independent agents could have an adverse impact on our business.
•We rely on models as a tool to evaluate risk, and those models are inherently uncertain and may not accurately predict existing or future losses.
•Reinsurance may be unavailable in the future at reasonable levels and prices or on reasonable terms, which may limit our ability to write new business or to adequately mitigate our exposure to loss.
•Reinsurance subjects us to the credit risk of our reinsurers, which could have a material adverse effect on our operating results and financial condition.
•Our financial condition and operating results are subject to the cyclical nature of the property and casualty insurance business.
•We have entered new markets and expect that we will continue to do so, but there can be no assurance that our diversification and growth strategy will be effective.
•Our success depends, in part, on our ability to attract and retain talented employees, and the loss of any one of our key personnel could adversely impact our operations.
•We could be adversely affected if our controls designed to ensure compliance with guidelines, policies and legal and regulatory standards are not effective.
•The failure of our claims professionals to effectively manage claims could adversely affect our insurance business and financial results.

•Litigation or regulatory actions could result in material settlements, judgments, fines or penalties and consequently have a material adverse impact on our financial condition and reputation.
•Our future results are dependent in part on our ability to successfully operate in a highly competitive insurance industry.
•A downgrade in our financial strength or stability ratings may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition.
•Breaches of our information systems or denial of service on our website could have an adverse impact on our business and reputation.
•We may not be able to effectively implement or adapt to changes in technology, which may result in interruptions to our business or a competitive disadvantage.
•Lack of effectiveness of exclusions and other loss limitation methods in the insurance policies we write or changes in laws and/or potential regulatory approaches relating to them could have a material adverse effect on our financial condition or our results of operations.
•We are subject to market risk, which may adversely affect investment income.
•Our overall financial performance depends in part on the returns on our investment portfolio.
•We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth and profitability.
•UVE is a holding company and, consequently, its cash flow is dependent on dividends and other permissible payments from its subsidiaries.
•Regulations limiting rate changes and requiring us to participate in loss sharing or assessments may decrease our profitability.
•The amount of statutory capital and surplus that each of the Insurance Entities has and the amount of statutory capital and surplus it must hold vary and are sensitive to a number of factors outside of our control, including market conditions and the regulatory environment and rules.
•To service our debt, we will require a significant amount of cash. Our ability to generate cash depends on many factors.
•Our indebtedness could adversely affect our financial results and prevent us from fulfilling our obligations under the Notes.

OVERVIEW
We are a vertically integrated holding company offering property and casualty insurance and value-added insurance services. In addition, we generate revenue from our investment portfolio, reinsurance brokerage services, the receipt of managing general agency fees from policy holders and from other sources of revenue (collectively “Other Revenue Sources”). We develop, market and underwrite insurance products for consumers predominantly in the personal residential homeowners’ line of business and perform substantially all insurance-related services for our primary insurance entities, including risk management, claims management, and distribution. Our primary insurance entities, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), offer insurance products through both appointed independent agent network and our online distribution channels across 19 states with Florida representing as of March 31, 2023 82.3% of our direct premiums written, and with licenses to write insurance in two additional states. We seek to produce an underwriting profit (defined as earned premium-net minus losses, loss adjustment expense (“LAE”), policy acquisition costs and other operating costs) over the long term, along with growing our Other Revenue Sources.
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A should be read in conjunction with our Financial Statements and accompanying Notes appearing elsewhere in this Report (the “Notes”). In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed above under “—Cautionary Note Regarding Forward-Looking Statements.”
Trends
Florida Trends
We are currently working through a cycle to improve long-term rate adequacy and earnings for the Insurance Entities by increasing rates and managing exposures, while taking advantage of what we believe to be opportunities in a dislocated market. The Florida personal lines homeowners’ market currently can be characterized as a “hard market”, where insurance premium rates are escalating, insurers are reducing coverages, and underwriting standards are tightening as insurers closely monitor insurance rates and manage coverage capacity. Due to conditions in the Florida market and factors more generally affecting the U.S. and global reinsurance markets, reinsurance capacity in recent years has also been subject to less favorable pricing and terms. These market forces decrease competition among admitted insurers, and ultimately result in the increased use of Citizens Property Insurance Corporation (“Citizens”), which was created to be Florida’s residual property insurance market. In recent years, in response to rising claims, increased reinsurance costs and deteriorating conditions in the Florida residential market, most admitted market competitors have implemented significant rate increases. Meanwhile, Citizens’ rate increases are limited by law, resulting in its policies, in a hard market, becoming priced lower than admitted market policies. This causes Citizens to become viewed as a desirable alternative to the admitted market as admitted market insurers manage through the hard market challenges. Our Insurance Entities likewise have taken and continue to take action to manage through this hard market by increasing rates and prudently managing exposures while also seeking to maintain their competitive position in the Florida market supporting our current policyholders and agents.
While addressing rate adequacy for the Insurance Entities, we continue to experience increased costs for losses and LAE in the Florida market, where an industry has developed around the solicitation, filing and litigation of personal residential claims. These dynamics have been made worse by the litigation financing industry, which in some cases funds these actions. In addition, rising inflation, as seen in the cost of labor and material supplies, has further escalated costs associated with the settlement of claims. These conditions and the resulting increases in losses and LAE are chief contributing factors for the rate increases in this market. Adverse actions by public adjusters and attorneys have resulted in a pattern of continued increases in year-over-year levels of represented claims, increases in purported claim amounts, and increased demands for attorneys’ fees. Active solicitation of personal residential claims in Florida by policyholder representatives, remediation companies and repair companies has led to an increase in the frequency and severity of personal residential claims in Florida, exceeding historical levels and levels seen in other jurisdictions. Information prepared by the Florida Office of Insurance Regulation (“FLOIR”) show that claims in Florida are litigated at a substantially disproportionate rate when compared to other states. This is largely due to a Florida statute in effect prior to December 16, 2022, providing a one-way right of attorneys’ fees against insurers which has, when coupled with certain other statutes and judicial rulings, produced a legal environment in Florida that encourages litigation, in many cases without regard to the underlying merits of the claims. The one-way right to attorneys’ fees essentially means that unless an insurer’s position is substantially upheld in litigation, the insurer must pay the plaintiff’s attorneys’ fees in addition to its own defense costs. This affects not only claims that are litigated to resolution, but also the settlement discussions that take place with nearly all litigated claims. This also affects a large number of claims from inception or during the adjusting process as a substantial and growing percentage of policyholders obtain representation early in the process, and sometimes even before notifying insurers of their claims. These market conditions also add, and will continue to add, complexity to efforts to efficiently and expeditiously adjust claims. This is due to an increasing number of policyholders who have one or more recent prior losses with the Insurance Entities or with other insurers, which then require evaluation during subsequent claims and determinations regarding whether property has been repaired consistently with the scope and amount of damage previously asserted.

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
The Company has taken a series of steps over time to mitigate the financial impact of these negative trends in the Florida market. We also have closely monitored rate levels, especially in the Florida market, and have submitted rate filings based upon evolving data. However, because rate filings rely upon past loss and expense data and take time to develop, file and implement, we can experience significant delays between identifying needed rate adjustments, filing the associated rate changes, and ultimately collecting and earning the resulting increased premiums. This is particularly the case in an era of rising costs such as the current Florida market, in which the costs of losses and loss adjustment expenses have increased in recent years due to Florida’s outsized claims litigation environment and inflationary pressure. In addition, the Company has implemented several initiatives in its claims department in response to the adverse market trends. We utilize our process called Fast Track, which is an initiative to handle straightforward, meritorious claims as promptly as possible to mitigate the adverse impacts that can be seen with claims that remain open for longer periods. In addition, we increased our emphasis on subrogation to reduce our net losses while also recovering policyholders’ deductibles when losses are attributable to the actions of others. We have an internal staff of trained water remediation experts to address the extraordinary number of purported water damage claims filed by policyholders and vendors. We developed a specialized in-house unit for responding to the unique aspects of represented claims, and we have substantially increased our in-house legal staff in an effort to address the increase in litigated or represented claims as cost-effectively as possible.
Additionally, we have taken steps to implement claim settlement rules associated with the Florida legislation passed in 2019 and subsequently. Following legislation enacted in Florida’s December 2022 special session, we have analyzed the changes and have initiated efforts to implement the new provisions that the legislature intends will curtail abuses in the market. Although the recent law changes mark the legislature’s most definitive effort to find effective solutions to Florida’s market problems, it is too early to evaluate the extent to which the changes will be successful or the time period over which any benefits will materialize.
Summary of Recent Rate Increases and Cost of Living Adjustments
In May 2022, the Company filed a rate increase with the FLOIR for an overall 14.9% rate increase for UPCIC on Florida personal residential homeowners’ line of business which became effective June 1, 2022, for new business and November 4, 2022, for renewals.
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
Changing Climate Conditions
Severe weather events over the last two decades underscore the unpredictability of climate trends, and changing climate conditions have added to the frequency and severity of natural disasters and created additional uncertainty as to future trends and exposures. The insurance industry has experienced increased catastrophe losses due to a number of potential causal factors, including, in addition to weather/climate variability, aging infrastructure; more people living in high-risk areas; population growth in areas with weaker enforcement of building codes; urban expansion; an increase in the number of amenities included in, and average size of, a home; and increased inflation, including as a result of post-pandemic demand surge. Climate studies by government agencies, academic institutions, catastrophe modeling organizations and other groups indicate that we are experiencing, and are expected to continue to experience over time, an increase in frequency and/or intensity of hurricanes, heavy precipitation events, flash flooding, sea level rise, droughts, heat waves and wildfires. Developing an awareness of the potential impacts of changing climate conditions is important to the Company’s business.

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
KEY PERFORMANCE INDICATORS
The Company considers the measures and ratios in the following discussion to be key performance indicators for its businesses. Management believes that these indicators are helpful in understanding the underlying trends in the Company’s businesses. Some of these indicators are reported on a quarterly basis and others on an annual basis. Please also refer to “Part II, Item 8—Note 2 (Summary of Significant Accounting Policies)” of our Annual Report on Form 10-K for the year ended December 31, 2022 for definitions of certain other terms we use when describing our financial results.
These indicators may not be comparable to other performance measures used by the Company’s competitors and should only be evaluated together with our condensed consolidated financial statements and accompanying notes.
In addition to our key performance indicators and other financial measures presented in accordance with United States Generally Accepted Accounting Principles (“GAAP”), management also uses certain non-GAAP financial measures to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that non-GAAP financial measures, which may be defined differently by other companies, help to explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The non-GAAP measures should not be viewed as a substitute for those determined in accordance with GAAP. The calculation of these key financial measures including the reconciliation of non-GAAP measures to the nearest GAAP measure are found below under “―Non-GAAP Financial Measures.”
Definitions of Key Performance Indicators and GAAP and Non-GAAP Measures
Adjusted book value per common share ― is a non-GAAP measure that is calculated as adjusted common stockholders’ equity divided by common shares outstanding at the end of the period. Management believes this metric is meaningful, as it allows investors to evaluate underlying book value growth by excluding the impact of unrealized gains and losses due to interest rate volatility.
Adjusted common stockholders' equity ― is a non-GAAP measure that is calculated as GAAP common stockholders' equity less accumulated other comprehensive income (loss). Management believes this metric is meaningful, as it allows investors to evaluate underlying growth in stockholders’ equity by excluding the impact of unrealized gains and losses due to interest rate volatility.
Adjusted net income (loss) attributable to common stockholders ― is a non-GAAP measure that is calculated as GAAP net income (loss) attributable to common stockholders, less net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities, net of tax. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
Adjusted operating income (loss) ― is a non-GAAP measure that is calculated as GAAP operating income (loss), less net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
Adjusted operating income (loss) margin ― is a non-GAAP measure that is computed as adjusted operating income (loss) divided by core revenue. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
Adjusted return on common equity (Adjusted “ROCE”) ― is a non-GAAP measure that is calculated as actual or annualized adjusted net income attributable to common stockholders divided by average adjusted common stockholders' equity, with the denominator excluding current period income statement net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities, net of tax. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
Book Value Per Common Share ― total stockholders’ equity, adjusted for preferred stock liquidation, divided by the number of common shares outstanding as of a reporting period. Book value per common share is the excess of assets over liabilities at a reporting period attributed to each share of common stock. Changes in book value per common share informs shareholders of retained equity in the Company on a per share basis, which may assist in understanding market value trends for the Company’s stock.
Combined Ratio ― the combined ratio is a measure of underwriting profitability for a reporting period and is calculated by dividing total operating costs and expenses (which is made up of losses and LAE and general and administrative expenses) by premiums earned, net, which is net of ceded premium earned. Changes to the combined ratio over time provide management with an understanding of costs to operate its business in relation to net premiums it is earning and the impact of rate, underwriting and other business management actions on underwriting profitability. A combined ratio below 100% indicates an underwriting profit; a combined ratio above 100% indicates an underwriting loss.
Core Loss Ratio ― a common operational metric used in the insurance industry to describe the ratio of current accident year expected losses and LAE, excluding current accident year weather events beyond those expected, to premiums earned. Core loss ratio is an important measure identifying profitability trends of premiums in force. Core losses consists of losses and LAE excluding current accident year weather events beyond those expected and prior years’ reserve development. The financial benefit from the management of claims, including claim fees ceded to reinsurers, is recorded in the condensed consolidated financial statements as a reduction to core losses. The core loss ratio can be measured on a direct basis, using direct earned premiums, or on a net basis, using premiums earned, net (i.e., direct premiums earned less ceded premiums earned).
Core revenue ― is a non-GAAP measure that is calculated as total GAAP revenue, less net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities. Management believes this metric is meaningful, as it allows investors to evaluate underlying revenue trends and enhances comparability across periods by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
Debt-to-Equity Ratio ― long-term debt divided by stockholders’ equity. This ratio helps management measure the amount of financing leverage in place in relation to equity and allows investors to evaluate future leverage capacity.
Debt-to-Total Capital Ratio ― long-term debt divided by the sum of total stockholders’ equity and long-term debt (often referred to as total capital resources). This ratio helps management measure the amount of financing leverage in place (long-term debt) in relation to total capital resources and allows investors to evaluate future leverage capacity.
Diluted adjusted earnings per common share ― is a non-GAAP measure, which is calculated as adjusted net income available to common stockholders divided by weighted average diluted common shares outstanding. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
Direct Premiums Written (“DPW”) ― reflects the total value of policies issued during a period before considering premiums ceded to reinsurers. Direct premiums written, comprised of renewal premiums, endorsements, and new business, is initially recorded as unearned premium in the balance sheet, which is then earned pro-rata over the next year or remaining policy term. Direct premiums written reflect current trends in the Company’s sale of property and casualty insurance products and amounts that will be recognized as earned premiums in the future.
DPW (Florida) ― includes only DPW in the state of Florida. This measure allows management to analyze growth in our primary market and is also a measure of business concentration risk.
Expense Ratio (Including Policy Acquisition Cost Ratio and Other Operating Cost Ratio) ― calculated as general and administrative expenses as a percentage of premiums earned, net. General and administrative expenses are comprised of policy acquisition costs and other operating costs, which includes such items as underwriting costs, facilities, and corporate overhead. The expense ratio, including the sub-expense ratios of policy acquisition cost ratio and other operating cost ratio, are indicators to management of the Company’s cost efficiency in acquiring and servicing its business and the impact of expense items to overall profitability.
Losses and Loss Adjustment Expense Ratio or Loss and LAE Ratio ― a measure of the cost of claims and claim settlement expenses incurred in a reporting period as a percentage of premiums earned in that same reporting period. Losses and LAE incurred in a reporting period includes both amounts related to the current accident year and prior accident years, if any, referred to as development. Ultimate losses and LAE are based on actuarial estimates with changes in those estimates recognized in the period the estimates are revised. Losses and LAE consist of claim costs arising from claims occurring and settling in the current period, an estimate of claim costs for reported but unpaid claims, an estimate of unpaid claim costs for incurred-but-not-reported claims and an estimate of claim settlement expenses associated with reported and unreported claims which occurred during the reporting period. The loss and LAE ratio can be measured on a direct basis, which includes losses and LAE divided by direct earned premiums, or on a net basis, which includes losses and LAE divided by premiums earned, net (i.e., direct premium earned less ceded premium earned). The net loss and LAE ratio is a measure of underwriting profitability after giving consideration to the effect of reinsurance. Trends in the net loss and LAE ratio are an indication to management of current and future profitability.
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
Return on Average Common Equity (“ROCE”) ― calculated as actual net income (loss) attributable to common stockholders divided by average common stockholders' equity. ROCE is a capital profitability measure of how efficiently management creates profits.
Total Insured Value ― represents the amount of insurance limits available on a policy for a single loss based on all policies active as of the reporting date. This measure assists management in measuring the level of insured exposure.
Unearned Premiums ― represents the portion of direct premiums corresponding to the time period remaining on an insurance policy and available for future earning by the Company. Trends in unearned premiums generally indicate expansion, if growing, or contraction, if declining, which are important indicators to management. Inherent seasonality in our business makes this measure more useful when comparing each quarter’s balance to the same quarter in prior years.
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
Developing and implementing our reinsurance strategy to adequately protect our balance sheet and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key strategic priority for us. In order to limit the Insurance Entities’ potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers and the Florida Hurricane Catastrophe Fund (“FHCF”). The FLOIR requires the Insurance Entities, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ respective 2022-2023 reinsurance programs meet the FLOIR’s requirements, which are based on, among other things, successfully demonstrating cohesive and comprehensive reinsurance programs that protect the policyholders of our Insurance Entities as well as satisfying a series of stress test catastrophe loss scenarios based on past historical events. Similarly, the Insurance Entities’ respective 2022-2023 reinsurance programs meet the stress test and review requirements of Demotech, Inc., for maintaining Financial Stability Ratings® of “A” (Exceptional) and of Kroll for maintaining insurer financial strength ratings of “A-”.
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

•First event layer of 100% of $66 million in excess of $45 million established by UIH in a captive insurance arrangement. While the Company retains the risk that otherwise would be transferred to third-party reinsurers for this layer, the additional risk is substantially offset by the savings in premiums that would otherwise have been paid to third-party reinsurers.
•Specific 2nd event private market excess of loss coverage of $66 million in excess of $45 million sitting behind captive arrangement. Effective January 1, 2023, UPCIC commuted a portion of this coverage to recognize the benefit of a return premium mechanism. Fifty-five percent (55%) of $66 million in excess of $45 million remains available until the natural expiration of the coverage, which is May 31, 2023.
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
•To further insulate for future years, UPCIC has secured $383 million of catastrophe capacity with contractually agreed limits that extend coverage to include the 2022 and 2023 wind seasons and $277 million of the $383 million extends through the 2024 wind season and is all capacity which sits below the FHCF. UPCIC’s catastrophe bond, secured leading up to the 2021-2022 renewal, Cosaint Re Pte. Ltd, continues to provide one limit of $150 million in this year’s program and it may also include the 2023 wind season, depending on loss activity in the 2022 wind season.

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
Commutations
Each insurance company participating in the FHCF is required by Florida regulations and its contract with the FHCF to begin the process of commuting the parties’ respective contractual obligations no later than sixty (60) months after the end of a contract year. The commutation process for the FHCF’s 2017-18 contract year must begin by June 1, 2023. The Insurance Entities have had, and continue to have, covered losses subject to reimbursement by the FHCF due to Hurricane Irma’s occurring in the 2017-18 FHCF contract year. The Insurance Entities also expect to have outstanding covered losses and covered losses that are incurred but not yet reported (“IBNR,” and together with paid and outstanding losses the “Ultimate Incurred Loss”) as of June 1, 2023. The commutation process will result in a final evaluation and estimate of the Ultimate Incurred Loss, leading to the Insurance Entities’ and the FHCF’s settlement and release of obligations arising from the 2017-18 FHCF contract.

The FHCF’s commutation process includes an insurer’s submitting a final proof of loss by June 1, 2023, verifying the amount of its paid losses previously reimbursed or to be reimbursed by the FHCF. The insurer also must submit an estimate of its covered losses on then-outstanding claims and an estimate of its covered IBNR losses. The FHCF’s procedure provides for the insurer and the FHCF to then discuss the estimates and seek to agree on the present value of the expected outstanding losses and IBNR. If these discussions do not result in an agreement, the determination will be made by a three-member panel of actuaries in accordance with a procedure set forth in the FHCF contract.

The amount of the Insurance Entities Ultimate Incurred Loss attributable to 2017-18 FHCF contract year is not fully known and is subject to uncertainties. The Insurance Entities have long maintained and periodically update claims and data procedures for reporting covered losses to the FHCF. In anticipation of submitting their final proofs of loss as of June 1, 2023, the Insurance Entities continue to review and refine these procedures and the resulting data in accordance with FHCF requirements, including areas identified by the FHCF to participating insurers as common reporting errors observed in its examinations (which, according to FHCF reports, includes more than 80 examinations of participating insurers’ Hurricane Irma loss reports). This review has resulted and will continue to result in adjustments to the Insurance Entities’ procedures and data. Additionally, the Insurance Entities’ estimates of Ultimate Incurred Loss depend on factors that are inherently difficult to quantify, including considerations unique to Hurricane Irma and the Florida property insurance market that have caused and might continue to cause losses attributable to the 2017-18 contract year to differ from historical patterns, experience in other states, and experience in prior private market or FHCF commutations. There is no assurance that the Insurance Entities will be able to accurately estimate the Ultimate Incurred Loss, that the Insurance Entities and the FHCF will agree on the present value of the Ultimate Incurred Loss, or that the Ultimate Incurred Loss will develop in an amount equal to or less than the amount for which the Insurance Entities is reimbursed.

The Insurance Entities commute FHCF contracts as and when required by their FHCF contracts and related regulations. The Insurance Entities also from time to time commute private market reinsurance contracts, such as the commutation as of January 1, 2023, summarized above in the description of UPCIC’s reinsurance program. The Insurance Entities currently do not anticipate having covered losses from Hurricane Michael exceeding their applicable FHCF attachment points and therefore do not currently expect that commutation of their respective 2018-19 FHCF contract will involve the processes described above to the same extent. Although the Insurance Entities also do not currently have paid losses from Hurricane Ian exceeding their respective FHCF attachment points in their 2022-23 FHCF contracts, UPCIC has projected that its Ultimate Incurred Loss will exceed its FHCF attachment point. Accordingly, assuming its paid losses ultimately exceed its FHCF attachment point, and subject to any intervening changes in FHCF regulations or procedures, UPCIC will commute its 2022-23 FHCF contract in a process similar to that described above beginning not later than June 1, 2028.

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
Highlights for the quarter ended March 31, 2023
•Rate filings and inflation adjustments to policy insured values are increasing written and earned premium as the new rates and property insured values take effect on policy renewals and new business, and earn prospectively over the policy period.
•Management is continuing its efforts to prudently manage new and renewal business risk selection, improve risk exposure diversification and moderate new business growth rates, compared to prior years, while rate increases are taking effect to improve profitability. As a result of management’s efforts to manage exposures and declining retention rates, the number of total policies in force is decreasing partially offsetting increases in written and earned premium driven by rate increases and inflation increases to insured values.
•Net investment income increased as maturing capital is redeployed into higher interest rates.
•The losses and LAE, net ratio was higher this quarter compared to the same period last year primarily due to increases in management’s estimated losses and LAE for the current accident year in the first quarter in addition to the higher cost of reinsurance.
•Other operating expenses and acquisition cost management efforts have lowered the expense ratio. In April 2021, the commission rate on policy renewals was reduced two percentage points and further reduced on May 1, 2022 by another two percentage points, in response to premium rate increases during the past year. The benefit of lower commission rates is realized over the next year as policies are renewed under the lower commission rate structure.
•The Company continued to return shareholder value with quarterly dividends.
•In December 2022, the Florida legislature enacted new legislation intended to improve the Florida insurance market by making changes to the property insurance claims process, including the repeal of policyholders’ statutory one-way right to attorneys’ fees in property insurance claims and the elimination of the assignment of benefits, which have been driving up claims costs and loss adjustment expenses over the past several years. We are optimistic these changes will improve the claims environment in Florida as the changes become effective.

First quarter of fiscal 2023 results of operations comparisons are to first quarter of fiscal 2022 (unless otherwise specified).
Results of Operations — Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Net income for the three months ended March 31, 2023 was $24.2 million compared to net income of $17.5 million for the same period in 2022. Benefiting the quarter were increases in premiums earned, net, an increase in net investment income, an increase in commission revenue, an increase in unrealized gains during the first quarter of 2023 compared to unrealized losses in the prior year, an increase in other revenue and a reduction in general and administrative expenses offset by an increase in realized losses during the first quarter of 2023 compared to modest realized gains in the prior year, a decrease in policy fees, and an increase in losses and LAE. Direct premium earned and premiums earned, net were up 9.8% and 4.9%, respectively, due to premium growth in the majority of states in which we are licensed and writing during the past 12 months mostly as a result of rate increases implemented during 2022 and 2023. The net loss and LAE ratio was 73.1% for the three months ended March 31, 2023, compared to 68.8% for the same period in 2022 reflecting higher core losses and prior years’ reserve development offset by lower weather events. As a result of the above and further explained below, the combined ratio for the three months ended March 31, 2023 was 100.0% compared to 97.9% for the three months ended March 31, 2022. Also see the discussion above under “Overview—Trends” regarding our response to the Florida market.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Three Months Ended March 31,		Change
	2023	2022	$	%
REVENUES
Direct premiums written	$410,102	$396,481	$13,621	3.4%
Change in unearned premium	45,266	18,122	27,144	149.8%
Direct premium earned	455,368	414,603	40,765	9.8%
Ceded premium earned	(173,144)	(145,539)	(27,605)	19.0%
Premiums earned, net	282,224	269,064	13,160	4.9%
Net investment income	10,698	4,042	6,656	164.7%
Net realized gains (losses) on investments	(788)	58	(846)	NM
Net change in unrealized gains (losses) of equity securities	957	(3,396)	4,353	NM
Commission revenue	17,282	11,161	6,121	54.8%
Policy fees	4,167	4,779	(612)	(12.8)%
Other revenue	1,968	1,774	194	10.9%
Total revenues	316,508	287,482	29,026	10.1%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	206,154	185,106	21,048	11.4%
General and administrative expenses	75,927	78,297	(2,370)	(3.0)%
Total operating costs and expenses	282,081	263,403	18,678	7.1%
Interest and amortization of debt issuance costs	1,636	1,608	28	1.7%
INCOME (LOSS) BEFORE INCOME TAXES	32,791	22,471	10,320	45.9%
Income tax expense (benefit)	8,618	4,934	3,684	74.7%
NET INCOME (LOSS)	$24,173	$17,537	$6,636	37.8%
Other comprehensive income (loss), net of taxes	13,791	(42,910)	56,701	NM
COMPREHENSIVE INCOME (LOSS)	$37,964	$(25,373)	$63,337	NM
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$0.79	$0.56	$0.23	41.1%
Weighted average diluted common shares outstanding	30,626	31,227	(601)	(1.9)%

NM – Not Meaningful

Revenues
Direct premiums written increased by $13.6 million, or 3.4%, for the quarter ended March 31, 2023, driven by premium growth within our Florida business of $2.9 million, or 0.9%, and premium growth in our other states business of $10.7 million, or 17.2%, as compared to the same period during the prior year. Rate increases approved in 2022 and 2023 for Florida and for certain other states and policy inflation adjustments were the principal driver of higher written premiums. The slower rate of growth in Q1 2023 compared to prior quarters reflects management’s intent to effectively manage new and renewal business as well as the competitive effects of Citizens’ premium levels being lower than those of the admitted market. In total, policies in force declined 20,875, or 2.5%, from 848,856 at December 31, 2022 to 827,981 at March 31, 2023. A summary of the recent rate increases which are driving increases in written premium, the Florida marketplace and competition from lower cost policies offered by Citizens is discussed above under “—Overview—Trends.”
Rate changes are applied on new business submissions and renewals from the effective date of their renewal, and then are earned subsequently over the policy period. The recent rate and inflation increases in Florida are in response to rising claim costs in recent years driven by higher costs of material and labor associated with claims, the cost of weather events, the rising cost of catastrophe and other reinsurance protecting policyholders and, more importantly, the prevalence of represented and litigated claims in Florida. Due to the time associated with analyzing data, preparing, and submitting rate filings, implementing new rate levels and earning the corresponding premiums, the Insurance Entities’ rate adjustments typically lag behind their experience by months or even years. In addition, the Insurance Entities’ policies provide for coverage limits to be adjusted at renewal which adjust insured value coverage limits for the impact of changes in inflation occurring since the prior renewal. This is based on third-party industry data sources that monitor inflation factors such as changes in costs for residential building materials and labor.
During 2023, management continued efforts to prudently manage policy counts and exposures intended to slow the growth of certain exposures relating to new business compared to prior years while filed rate increases are taking effect. Reduced new business writings, declines in renewal retentions during 2023 and the impact of selected policy non-renewals have resulted in a decline in policies in force during the quarter of 20,875, or 2.46%, from 848,856 at December 31, 2022 to 827,981 at March 31, 2023. Direct premiums written continue to increase across the majority of states in which we conduct business due to rate increases. As a result of our business strategy, rate changes and disciplined underwriting initiatives, we have seen a decrease in policies in force, but an increase in premium in force and an increase in total insured value in a majority of states for the past two years. We were authorized to write policies in 19 states during both of the first quarters of 2023 and 2022. In addition, we are authorized to do business in Tennessee and Wisconsin and are proceeding with product filings in those states. At March 31, 2023, policies in force decreased 88,764 policies, or 9.7%; premium in force increased $159.6 million, or 9.4%; and total insured value increased $1.6 billion, or 0.5%, compared to March 31, 2022.
The following table provides direct premiums written for Florida and Other States for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended
	March 31, 2023		March 31, 2022		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$337,365	82.3%	$334,437	84.4%	$2,928	0.9%
Other states	72,737	17.7%	62,044	15.6%	10,693	17.2%
Total	$410,102	100.0%	$396,481	100.0%	$13,621	3.4%

We seek to prudently grow and generate long-term rate adequate premium in each state where we offer policies. Our diversification strategy seeks to increase business outside of Florida and to improve geographical distribution within Florida.
Direct premium earned increased by $40.8 million, or 9.8%, for the quarter ended March 31, 2023, reflecting the earning of premiums written over the past 12 months, including the benefit of rate changes due to primary rate filings, filings to cover increased reinsurance costs as well as policy premium adjustments due to increases in insured values caused by inflation.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents premiums paid to reinsurers for this protection and is a cost which reduces net written and net earned premiums. Hurricane Ian triggered reinstatement premiums, increasing ceded premium written by $24.6 million which is earned from September 28, 2022 through May 31, 2023, increasing ceded premium earned for the first quarter of 2023 by $9.1 million. In total, ceded premium earned increased $27.6 million, or 19.0%, for the quarter ended March 31, 2023, as compared to the same period of the prior year. The increase in reinsurance costs reflects the reinstatement premium for Hurricane Ian and an increase in the value of exposures we insure; increased pricing when compared to the expired reinsurance program and differences in the structure and design of the respective programs. Reinsurance costs, as a percentage of direct premium earned, increased from 35.1% for the three months ended March 31, 2022 to 38.0% for the three months ended March 31, 2023. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period which typically runs from June 1st to May 31st. See the discussion above for the Insurance Entities’ 2022-2023 reinsurance programs and “Item 1—Note 4 (Reinsurance).”

Premiums earned, net of ceded premium earned, grew by 4.9%, or $13.2 million, to $282.2 million for the three months ended March 31, 2023, reflecting an increase in direct premium earned partially offset by increased costs for reinsurance.
Net investment income was $10.7 million for the three months ended March 31, 2023, compared to $4.0 million for the same period in 2022, an increase of $6.7 million, or 164.7%. Liquidity generated by our investment portfolio from new deposits in 2023 and maturities, principal repayments, and interest received throughout 2022 and into 2023 was invested at higher rates, resulting in an increase in investment returns on our portfolio.
Total invested assets were $1.13 billion as of March 31, 2023 compared to $1.11 billion as of December 31, 2022. The increase is primarily attributable to an increase in investment income and bond prices appreciation. We continue to monitor closely the banking turmoil seen in the first quarter of 2023, including any demand from banks to increase liquidity through asset sales, tightening lending standards, and any impacts those actions may have on the marketplace and our investment portfolio. Cash and cash equivalents were $330.2 million at March 31, 2023 compared to $388.7 million at December 31, 2022, a decrease of $58.6 million, or 15.1%. This decrease is largely attributable to Hurricane Ian claim settlements from previous cash calls from reinsurers. See below “—Analysis of Financial Condition” for more information. Cash and cash equivalents are invested short-term until needed to settle loss and LAE payments, reinsurance premium payments, and operating cash needs or until they are deployed by our investment advisors.
Yields from cash and cash equivalents, short-term investments and the available-for-sale debt portfolio are dependent on the composition of the portfolio, future market forces, monetary policy and interest rate policy from the Federal Reserve. During most of 2021, the Federal Reserve broadly maintained lower interest rates, which impacted the effective yields on newly purchased available-for-sale debt securities and overnight cash purchases and short-term investments. This overall trend changed in late 2021, and into 2022, as inflation worries began to impact the financial markets, including the markets’ concern over future Federal Reserve actions of rate hikes and other actions to address inflation concerns. As a result, we saw increased yields on securities purchased in late 2021, and throughout 2022, and increased unrealized losses on our portfolio, reflected after-tax in the equity section of our balance sheet as increased market yields negatively impacted the fair value on much of our available-for-sale debt securities, which we generally hold to maturity. We continued to invest in securities bearing higher interest rates throughout the first quarter of 2023, but we have seen a noticeable pause, and at times, lower interest rates during the first quarter of 2023 when compared to the fourth quarter of 2022. The lower unrealized loss in our fixed income portfolio during the first quarter of 2023 was driven by the move in slightly lower market interest rates when compared to the fourth quarter of 2022, as well as older investments amortizing towards par as those investments move closer to their redemption dates.
We sell invested assets from our investment portfolio from time to time to meet our investment objectives or to take advantage of market opportunities. During the three months ended March 31, 2023, sales of available-for-sale debt securities resulted in net realized losses of $0.7 million and sales of equity securities resulted in net realized losses of $0.1 million, in total generating net realized losses of $0.8 million during the first quarter of 2023. During the three months ended March 31, 2022, sales of available-for-sale debt securities resulted in net realized losses of $0.2 million and sales of equity securities resulted in net realized gains of $0.3 million, in total generating a net realized gain of $0.1 million during the first quarter of 2022. See “Item 1—Note 3 (Investments).”
There was a $1.0 million net unrealized gain in equity securities during the three months ended March 31, 2023, largely driven by the overall equity markets appreciation, compared to a $3.4 million net unrealized loss in equity securities during the three months ended March 31, 2022. Net change in unrealized gains or losses for equity securities still held at the end of the reported period are recorded at fair value in the Condensed Consolidated Balance Sheet with changes in the fair value of equity securities reported in current period earnings in the Condensed Consolidated Statements of Income within net change in unrealized gains (losses) of equity securities as they occur. See “Item 1—Note 3 (Investments).”
Commission revenue is comprised principally of brokerage commissions we earn from traditional open market third-party reinsurers, which excludes reinsurance provided by the State of Florida and reinsurance provided by Cosaint Re (catastrophe bond). Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. Reinstatement premiums for Hurricane Ian resulted in $13.1 million of additional brokerage commissions which is earned from September 28, 2022 through May 31, 2023, increasing brokerage commission revenue earned by $4.9 million for the first quarter of 2023. For the three months ended March 31, 2023, commission revenue was $17.3 million, compared to $11.2 million for the three months ended March 31, 2022. The increase in commission revenue of $6.1 million, or 54.8%, for the three months ended March 31, 2023 was primarily due additional commissions from Hurricane Ian reinstatement premiums and to increased commissions from third-party reinsurers earned on increased reinsurance premiums which is attributable to growth in our insured values, as well as the difference in pricing and structure associated with our reinsurance program when compared to the prior year.
Policy fees for the three months ended March 31, 2023 were $4.2 million compared to $4.8 million for the same period in 2022. The decrease of $0.6 million, or 12.8%, was the result of a decrease in the combined total number of new and renewal policies written during the three months ended March 31, 2023 compared to the same period in 2022 in states where we are permitted to charge this fee.
Other revenue, representing revenue from policy installment fees, premium financing and other miscellaneous income, was $2.0 million for the three months ended March 31, 2023 compared to $1.8 million for the same period in 2022.

Non-GAAP
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities, was $316.3 million for the three months ended March 31, 2023 compared to $290.8 million for the same period in 2022.
Operating Costs and Expenses
Losses and Loss Adjustment Expenses
Losses and LAE, net of reinsurance recoveries was $206.2 million for three months ended March 31, 2023, resulting in a net loss ratio of 73.1%, compared to $185.1 million, and 68.8%, respectively for three months ended March 31, 2022.
Losses and LAE experience in recent years including the first quarter of 2023, reflects an adverse litigation environment and other market conditions in Florida that the Florida Legislature has been attempting to address with the passage of legislation spanning several years with the most significant changes made during a special session held in December 2022.
Losses and LAE, net for the current accident year is estimated to be $202.8 million or 71.9 net loss ratio points for the three months ended March 31, 2023, compared to $179.9 million, or 66.9 net loss ratio points for the three months ended March 31, 2022. Management began with a 44% core loss pick for UPCIC in the first quarter of 2022 and continued to increase it throughout the year. Management has selected a core UPCIC loss pick of 46% for the first quarter of 2023, while considering several factors including historical experience and rate filings implemented to help mitigate recent loss experience. The increase in losses and LAE for the first quarter of 2023 compared to the same period in 2022 is largely due to this increase in loss pick for UPCIC. There were no incremental weather losses reported in the first quarter of 2023 compared to $4.5 million reported for the same period in 2022. Current-accident year losses and LAE also reflect savings from activities performed by the claims affiliate within our holding company system on behalf of our Insurance Entities and our reinsurers when losses and LAE are ceded under our reinsurance contracts. These savings serve to offset LAE at the consolidated level (contra LAE). During the three months ended March 31, 2023, these claims related activities generated a profit margin of $5.8 million compared to $2.1 million during the three months ended March 31, 2022.

Prior year development includes changes in estimated losses and LAE for all events occurring in prior years including hurricanes and other weather. Prior year development was $3.3 million, or 1.2 net loss ratio points for the quarter ended March 31, 2023, compared to $0.7 million, or 0.2 net loss ratio points for the quarter ended March 31, 2022.

The overall net losses and LAE ratio also increased as a result of an increase in the cost of reinsurance relative to direct premiums earned for the quarter ended March 31, 2023 compared to the same period in 2022. This cost includes the reinstatement premium for Hurricane Ian.
Our net losses and LAE experience has been largely mitigated by ceding losses from hurricanes on certain events to the FHCF, including Hurricane Irma. See discussion in “—REINSURANCE” section above for a discussion about the pending commutation with the FHCF for the 2017-2018 treaty period. As such, during 2023 we will begin the commutation process which ultimately will result in a final determination of and payment for known, unknown or unreported claims on Hurricane Irma effective as of the commutation date with the potential for gain or loss on the commutation. The Florida litigation environment has made it difficult to determine an ultimate liability on Irma claims, and as a result the amount agreed upon or determined in commutation may not be sufficient to fund claim settlements on all Hurricane Irma claims as those claims settle in the future.
General and Administrative Expenses
For the three months ended March 31, 2023, general and administrative expenses were $75.9 million compared to $78.3 million during the same period in 2022, as follows (dollars in thousands):

	Three Months Ended
	March 31,				Change
	2023		2022		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$282,224		$269,064		$13,160	4.9%
General and administrative expenses:
Policy acquisition costs	51,691	18.3%	54,723	20.3%	(3,032)	(5.5)%
Other operating costs	24,236	8.6%	23,574	8.8%	662	2.8%
Total general and administrative expenses	$75,927	26.9%	$78,297	29.1%	$(2,370)	(3.0)%

General and administrative expenses decreased by $2.4 million, which was the result of a decrease in policy acquisition costs of $3.1 million offset by an increase in other operating costs of $0.7 million. The total general and administrative expense ratio was 26.9% for the three months ended March 31, 2023 compared to 29.1% for the same period in 2022.

•The decrease in policy acquisition costs of $3.1 million reflects a reduction in the commission rate paid to agents on the renewal of Florida policies, which was reduced by two percentage points from 10% to 8% effective May 1, 2022, which benefits future periods as the new rate structure applies prospectively and a lower level of new business that pays a higher commission rate. The decrease in the Florida renewal commission rate paid to agents also reduced the ratio of policy acquisition costs to net premiums earned.
•The increase in other operating costs of $0.7 million was primarily driven by higher salaries, stock based compensation, and employee related expenses, partially offset by lower policy related expenses. The other operating cost ratio was 8.6% for the three months ended March 31, 2023, compared to 8.8% for the same period in 2022 due to economies of scale as the premium base increases from rate increases.
As a result of the trends discussed above for losses and LAE and general and administrative expenses, the combined ratio for the first quarter ended March 31, 2023 was 100.0% compared to 97.9% for the same period in 2022.
Interest and Amortization of Debt Issuance Costs
Interest and amortization of debt issuance costs was $1.6 million for each of the three months ended March 31, 2023 and 2022. Interest and amortization of debt issuance costs represents amounts we incur on our outstanding long-term debt at the applicable interest rates and amortization of debt issuance costs on our 5.625% Senior Unsecured Notes. See “Item 1—Note 7 (Long-term debt)” for additional details.
Income Tax Expense/(Benefit)
Income tax expense was $8.6 million for the quarter ended March 31, 2023 compared to an income tax expense of $4.9 million for the quarter ended March 31, 2022. Our effective tax rate (“ETR”) increased to 26.3% for the three months ended March 31, 2023, as compared to 22.0% for the three months ended March 31, 2022. The ETR for the period ending March 31, 2023 increased as a result of a higher ratio of permanent items relative to pre-tax book income, principally non-deductible compensation and a reduction in state tax benefit in the first quarter of 2022 compared to the same period in 2023. See “Item 1—Note 9 (Income Taxes)” for additional details.
Other Comprehensive Income (Loss)
Other comprehensive income, net of taxes for the three months ended March 31, 2023, was $13.8 million compared to other comprehensive loss of $42.9 million for the same period in 2022, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income (loss) for available-for-sale debt securities sold. We saw increased market yields on securities purchased in late 2021 and 2022 and increased unrealized losses on our portfolio during those periods, reflected after-tax in the equity section of our balance sheet as increased interest rates negatively impacted the fair value on much of our available-for-sale debt securities. Unrealized losses declined during the first quarter of 2023 in response to: i) interest fluctuations and credit spreads favorably increasing valuations; ii) maturities and principal pay downs on below market securities during the period and; iii) generally a shorter period-to-maturity for the below market securities as the maturity horizon shortens over time on these older securities. See the discussion above under “—Revenues” and “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods.
Non-GAAP
Adjusted operating income (loss) represents GAAP operating income (loss), excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities. Adjusted operating income was $34.3 million for the three months ended March 31, 2023 compared to adjusted operating income of $27.4 million for the same period in 2022.
Adjusted operating income (loss) margin, represents adjusted operating income (loss) divided by core revenue. Adjusted operating loss margin was 10.8% for the three months ended March 31, 2023 compared to adjusted operating income margin of 9.4% for the same period in 2022.
Adjusted net income (loss) attributable to common stockholders represents GAAP net income (loss) attributable to common stockholders, less after-tax net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities. Adjusted net income attributable to common stockholders was $24.0 million for the three months ended March 31, 2023 compared to adjusted net income attributable to common stockholders of $20.0 million for the same period in 2022.
Diluted adjusted earnings (loss) per common share represents adjusted net income (loss) available to common stockholders divided by weighted average diluted common shares outstanding. Diluted adjusted earnings per common share was $0.79 for the three months ended March 31, 2023 compared to diluted adjusted earnings per common share of $0.64 for the same period in 2022.

Analysis of Financial Condition—As of March 31, 2023 Compared to December 31, 2022
We believe that the cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	March 31,	December 31,
Type of Investment	2023	2022
Available-for-sale debt securities	$1,026,555	$1,014,626
Equity securities	92,906	85,469
Investment real estate, net	5,665	5,711
Total	$1,125,126	$1,105,806
See “Item 1—Condensed Consolidated Statements of Cash Flows” and “Item 1—Note 3 (Investments)” for explanations on changes in investments.
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1st to May 31st of the following year. Additionally, prepaid reinsurance includes reinstatement premiums recorded in 2022 related to Hurricane Ian, net of amortizations. The decrease of $158.1 million to $124.3 million as of March 31, 2023 was primarily due to the amortization of ceded written premium for the reinsurance costs earned during the period.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE and other expenses that are expected to be recovered from reinsurers. The decrease of $130.8 million to $678.1 million as of March 31, 2023 was primarily due to the settlement and collection of Hurricane Ian claims and amounts recoverable from reinsurers relating to other ceded events.
Premiums receivable, net represents amounts receivable from policyholders. The decrease in premiums receivable, net of $4.7 million to $64.8 million as of March 31, 2023 is consistent with premium trends including seasonality and consumer behaviors.
Deferred policy acquisition costs (“DPAC”) decreased by $5.8 million to $97.9 million as of March 31, 2023, and is consistent with written premium trends and changes in commissions paid to agents. In addition, DPAC was affected by the reductions to Florida renewal commissions implemented during 2022 and other changes to the Company’s commission structure. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Deferred income taxes represent the estimated tax assets or tax liabilities caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the three months ended March 31, 2023, net deferred income tax assets increased by $1.5 million to $58.8 million primarily due to an increase in unearned premiums and advanced premiums. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $168.4 million to $870.4 million as of March 31, 2023. The majority of the decrease is the settlement of losses from Hurricane Ian and prior hurricanes and prior large weather events. Overall, unpaid losses and LAE decreased, as claims settlements exceeded new emerging claims. Unpaid losses and LAE are net of estimated subrogation recoveries.
Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The decrease of $45.3 million from December 31, 2022 to $898.6 million as of March 31, 2023 reflects premium trends and the seasonality of our business, which varies from month to month.
Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $37.3 million from December 31, 2022 to $92.2 million as of March 31, 2023 reflects customer payment behavior and the payment behavior of mortgage escrow service providers as well as premium trends.
We exclude net negative cash balances, if any, from cash and cash equivalents that we have with any single financial institution based on aggregating the book balance of all accounts at the institution which have the right of offset. If the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Consolidated Balance Sheet to book overdraft. These amounts represent outstanding checks or drafts not yet presented to the financial institution in excess of amounts on deposit at the financial institutions. We maintain a short-term cash investment strategy sweep to maximize investment returns on cash balances. Book overdraft totaled $77.7 million as of March 31, 2023 compared to no book overdraft as of December 31, 2022. The increase of $77.7 million is the result of lower cash balances available for offset as of March 31, 2023 compared to December 31, 2022. See “—Liquidity and Capital Resources” for more information.

Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers and cash advances received from reinsurers, if any. On June 1st of each year, we renew our core catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. These estimated annual costs are increased or decreased during the year based on premium adjustments or as a result of new placements during the year. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which typically runs from June 1st to May 31st. The balance decreased by $292.6 million to $91.9 million as of March 31, 2023 as a result of timing of the above items and the timing and settlement of the final reinsurance installment typically settled in the second quarter. The balance at March 31, 2023 principally represents funds held from reinsurers on claims not yet settled on Hurricane Ian. See “—Liquidity and Capital Resources” for more information about timing of reinsurance premium installment payments.
Income taxes payable represents amounts due to taxing jurisdictions within one year and arise when income tax liabilities exceed tax payments. As of March 31, 2023, the income taxes payable was $13.1 million, compared to a balance recoverable of $1.5 million as of December 31, 2022.
Other liabilities and accrued expenses increased by $4.2 million to $63.0 million as of March 31, 2023, primarily driven from increases in accrued taxes, licenses and fees when compared to December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short- and long-term obligations. Funds generated from operations have been sufficient and we expect them to be sufficient to meet our current and long term liquidity requirements.
The balance of cash and cash equivalents, excluding restricted cash, as of March 31, 2023 was $330.2 million, compared to $388.7 million at December 31, 2022. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between March 31, 2023 and December 31, 2022. This decrease is largely attributable to the settlement of Hurricane Ian claims and changes in operational cash flows since year end and was driven by cash flows used in operating, investing, and financing activities. Our cash investment strategy at times includes cash investments where the right of offset against other bank accounts does not exist. A book overdraft occurs when aggregating the book balance of all accounts at a financial institution for accounts which have the right of offset, and if the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Condensed Consolidated Balance Sheet to book overdraft. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st and December 1st, and third-party reinsurance premiums are paid in four installments typically on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. This year the April 1st installments were paid during the first quarter. See “Item 1—Note 12 (Commitments and Contingencies)” and additional discussion below under the caption “—Material Cash Requirements” for more information.
The balance of restricted cash and cash equivalents as of March 31, 2023 and December 31, 2022 represents cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business.
Liquidity is required at the holding company for us to cover the payment of holding company general operating expenses, provide for contingencies if needed, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of our tax obligations to taxing authorities, settlement of taxes between subsidiaries in accordance with our tax sharing agreement, capital contributions to subsidiaries or surplus note contributions to the Insurance Entities, if needed, and interest and principal payments on outstanding debt obligations of the holding company. Effective in 2021 for UPCIC and 2022 for APPCIC, the holding company has put in place an ongoing surplus note arrangement with the Insurance Entities, which has been approved by FLOIR as the Insurance Entities’ domestic regulator. Surplus notes are unsecured debt issued by the Insurance Entities that are subordinated to all claims by policyholders and creditors, with interest and principal payments on the surplus notes to the holding company being made only upon the FLOIR’s express approval. Surplus notes are considered bonds in function and payout structure, but are accounted for as equity in the statutory reporting of the Insurance Entities. The holding company has outstanding with the Insurance Entities $147.3 million in surplus notes and accrued interest as of March 31, 2023. Under the terms of the surplus notes, interest accrues at a variable rate which resets annually (currently 10.54% for 2023). The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. New regulations or changes to existing regulations imposed on the Company and its affiliates may also impact the amount and timing of future dividend payments to the parent. Principal sources of liquidity for the holding company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions paid by third party reinsurers earned on reinsurance contracts placed by our wholly-owned subsidiary, Blue Atlantic Reinsurance Corporation, and policy fees charged to policyholders. An additional source of liquidity is interest income on the intercompany surplus notes are paid by the Insurance Entities to the holding company. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income from those investments.

The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 1—Note 5 (Insurance Operations).” Dividends from the Insurance Entities can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by the Insurance Entities to Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida), without prior approval (an “ordinary dividend”) is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the three months ended March 31, 2023 and the year ended December 31, 2022, the Insurance Entities did not pay dividends to PSI. As of March 31, 2023, the Insurance Entities did not have the capacity to pay ordinary dividends.
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
Our insurance operations provide liquidity as premiums are generally received months or even years before potential losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale. The average credit rating on our available-for-sale securities was A+ as of March 31, 2023 and December 31, 2022. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of our available-for-sale securities was 4.0 years at March 31, 2023 compared to 4.0 years at December 31, 2022. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments.
The Insurance Entities are responsible for losses related to catastrophic events in excess of coverage provided by the Insurance Entities’ reinsurance programs and retentions before our reinsurance protection commences. Also, the Insurance Entities are responsible for all other losses that otherwise may not be covered by the reinsurance programs and any amounts arising in the event of a reinsurer default. Losses or a default by reinsurers may have a material adverse effect on either of the Insurance Entities or on our business, financial condition, results of operations and liquidity. See “Item 1—Note 4 (Reinsurance)” for more information.
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio, debt-to-equity ratio, book value and ROCE for the periods presented (dollars in thousands):

	As of
	March 31,	December 31,
	2023	2022
Stockholders’ equity	$321,806	$287,896
Total long-term debt	102,578	102,769
Total capital resources	$424,384	$390,665

Debt-to-total capital ratio	24.2%	26.3%
Debt-to-equity ratio	31.9%	35.7%

Book Value	$10.57	$9.47
ROCE	31.7%	(6.2)%

Capital resources, net increased by $33.7 million for the three months ended March 31, 2023, reflecting a net increase in total stockholders’ equity and long-term debt. The change in stockholders’ equity was principally the result of our 2023 net income, increases in the after-tax changes in the fair value of our available-for-sale debt securities, and increases from share-based compensation offset by dividends to shareholders. Available-for-sale debt securities increased in fair value by $18.3 million (before tax) during the first quarter of 2023, resulting in the pre-tax net unrealized loss position of $137.3 million at December 31, 2022 to decrease to $119.0 million at March 31, 2023. Current market outlooks are signaling further Federal Reserve tightening which could continue to have a negative impact on the valuation of available-for-sale debt securities.
The reduction in long-term debt was primarily the result of principal payments on long-term debt of $0.4 million offset by amortization of debt issuance costs of $0.2 million on our 5.625% Senior Unsecured Notes due 2026 during 2023. See “—Liquidity and Capital Resources” for more information.
The debt-to-total capital ratio is total long-term debt divided by total capital resources, whereas the debt-to-equity ratio is total long-term debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and allows investors to evaluate future leverage capacity.
Book value is total stockholders’ equity, adjusted for preferred stock liquidation, divided by the number of common shares outstanding as of a reporting period. Book value per common share is the excess of assets over liabilities at a reporting period attributed to each share of common stock.
ROCE is calculated by actual net income (loss) attributable to common stockholders divided by average common stockholders' equity. ROCE is a capital profitability measure of how efficiently management creates profits.
Non-GAAP
Adjusted common stockholders’ equity, representing GAAP common stockholders' equity, less accumulated other comprehensive income (loss), was $411.7 million as of March 31, 2023, $454.7 million as of March 31, 2022 and $391.6 million as of December 31, 2022.
Adjusted book value per common share, representing adjusted common stockholders’ equity divided by outstanding common shares at the end of the reporting period, was $13.52 as of March 31, 2023, $14.69 as of March 31, 2022 and $12.89 as of December 31, 2022.
Adjusted return on common equity representing actual or annualized adjusted net income (loss) attributable to common stockholders divided by average adjusted common stockholders' equity, with the denominator excluding current period income statement after-tax net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities, was 23.9% as of March 31, 2023, 17.8% as of March 31, 2022 and (3.0)% as of December 31, 2022.
Surplus Note
As described in our Annual Report on Form 10-K for the year ended December 31, 2022, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (“SBA”) under Florida’s Insurance Capital Build-Up Incentive Program on November 9, 2006. The surplus note has a twenty-year term, with quarterly payments of principal and interest based on the 10-year Constant Maturity Treasury Index. As of December 31, 2022, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates. See “Item 1—Note 7 (Long-term debt)” for additional details. As of March 31, 2023, UPCIC was in compliance with the terms of the surplus note and with each of the loan’s covenants as implemented by rules promulgated by the SBA. Total adjusted capital and surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.
Long-term Debt
In November 2021, we issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”) to certain institutional accredited investors and qualified institutional buyers. The Notes mature on November 26, 2026, at which time the entire $100 million of principal is due and payable. At any time on or after November 23, 2023, the Company may redeem all or part of the Notes. See “Item 1—Note 7 (Long-term debt)” for additional details. As of March 31, 2023, we were in compliance with all applicable covenants.
Revolving Loan
As discussed in “Item 1—Note 7 (Long-term Debt),” the Company entered into a 364-day credit agreement and related revolving loan (“2021 Revolving Loan”) with JPMorgan Chase Bank, N.A. (“JPMorgan”) in August 2021. The Company and JPMorgan subsequently agreed during the term of the 2021 Revolving Loan to extend its expiration date until October 31, 2022. The Company renewed this agreement on October 31, 2022, increasing the credit facility to $37.5 million and modifying other terms. The October 31, 2022 Revolving Loan agreement (“2022 Revolving Loan”) makes available to the Company an unsecured revolving credit facility with an aggregate commitment not to exceed $37.5 million (previously $35.0 million) and carries an interest rate of prime rate plus a margin of 2%. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings under the 2022 Revolving Loan mature on October 30, 2023, 364 days after the inception date of the 2022 Revolving Loan. The 2022 Revolving Loan is subject to annual renewals. The 2022 Revolving Loan contains customary financial and other covenants with which the Company is in compliance. The Company did not borrow any amount under the 2021 Revolving Loan and as of March 31, 2023, the Company has not borrowed any amount under the 2022 Revolving Loan.

We will also continue to evaluate opportunities to access the capital markets to raise additional capital. We anticipate any proceeds will be used for general corporate purposes, including investing in the capital and surplus of the Insurance Entities.

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
Common Stock Repurchases
On December 15, 2022, our Board of Directors authorized a successor share repurchase program under which we may repurchase up to $8.0 million of shares of our common stock through December 15, 2024, which represents the unused portion of the November 2022 Share Repurchase Program authorization announced on November 3, 2020. We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions.
We did not repurchase any shares of our common stock during the three months ended March 31, 2023. Also, see “Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
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
Cash Dividends
The following table summarizes the dividends declared and paid by the Company during the three months ended March 31, 2023:

2023	Dividend Declared Date	Shareholders Record Date	Dividend Payable Date	Cash Dividend Per Common Share Amount
First Quarter	February 9, 2023	March 9, 2023	March 16, 2023	$0.16

MATERIAL CASH REQUIREMENTS
The following table represents our material cash requirements for which cash flows are fixed or determinable as of March 31, 2023 (in thousands):

	Total	Next 12 Months	Beyond 12 Months
Reinsurance payable and multi-year commitments (1)	$406,848	$183,069	$223,779
Unpaid losses and LAE, direct (2)	870,407	499,614	370,793
Long-term debt (3)	128,017	7,272	120,745
Total material cash requirements	$1,405,272	$689,955	$715,317
(1)The amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—Note 12 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through March 31, 2023. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from our reinsurance program. See “Item 1—Note 4 (Reinsurance)” and “—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses).”
(3)Long-term debt consists of a Surplus note and 5.625% Senior unsecured notes. See “Item 1—Note 7 (Long-term debt).”

IMPACT OF INFLATION AND CHANGING PRICES
The financial statements and related data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Our primary assets are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of the general levels of inflation. Interest rates do not necessarily move in the same direction or of the same magnitude as the cost of paying losses and LAE.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to Critical Accounting Policies and Estimates previously disclosed in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

NON-GAAP FINANCIAL MEASURES

Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures presented in accordance with GAAP. For more information regarding our key performance indicators, please refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Indicators.”
The following table presents the reconciliation of GAAP revenue to core revenue, which is a non-GAAP measure (in thousands):

	Three Months Ended March 31,
	2023	2022
GAAP revenue	$316,508	$287,482
less: Net realized gains (losses) on investments	(788)	58
less: Net change in unrealized gains (losses) of equity securities	957	(3,396)
Core Revenue	$316,339	$290,820

The following table presents the reconciliation of GAAP operating income (loss) to adjusted operating income (loss), which is a non-GAAP measure (in thousands):

	Three Months Ended March 31,
	2023	2022
GAAP income (loss) before income tax expense (benefit)	$32,791	$22,471
add: Interest and amortization of debt issuance costs	1,636	1,608
GAAP operating income (loss)	34,427	24,079
less: Net realized gains (losses) on investments	(788)	58
less: Net changes in unrealized gains (losses) of equity securities	957	(3,396)
Adjusted operating income (loss)	$34,258	$27,417

The following table presents the reconciliation of GAAP operating income (loss) margin to adjusted operating income (loss) margin, which is a non-GAAP measure (in thousands):

	Three Months Ended March 31,
	2023	2022
GAAP operating income (loss)	$34,427	$24,079
GAAP revenue	316,508	287,482
GAAP operating income (loss) margin	10.9%	8.4%
Adjusted operating income (loss)	34,258	27,417
Core revenue	316,339	290,820
Adjusted operating income (loss) margin	10.8%	9.4%

The following table presents the reconciliation of GAAP net income (loss) available to common stockholders to adjusted net income (loss) available to common stockholders, which is a non-GAAP measure (in thousands):

	Three Months Ended March 31,
	2023	2022
GAAP net income (loss)	$24,173	$17,537
less: Preferred dividends	3	3
GAAP net income (loss) available to common stockholders	24,170	17,534
less: Net realized gains (losses) on investments	(788)	58
less: Net changes in unrealized gains (losses) of equity securities	957	(3,396)
add: Income tax effect on above adjustments	42	(823)
Adjusted net income (loss) available to common stockholders	$24,043	$20,049

Weighted average common shares outstanding - Diluted	30,626	31,227
Diluted earnings (loss) per common share	$0.79	$0.56
Diluted adjusted earnings (loss) per common share	$0.79	$0.64

The following table presents the reconciliation of GAAP stockholders’ equity to adjusted stockholders’ equity and book value per common share to adjusted book value per common share, which is a non-GAAP measure (in thousands):

	As of
	March 31,	March 31,	December 31,
	2023	2022	2022
Stockholders' equity	$321,806	$396,341	$287,896
less: Preferred equity	100	100	100
Common stockholders' equity	321,706	396,241	287,796
less: Accumulated other comprehensive income (loss)	(89,991)	(58,478)	(103,782)
Adjusted common stockholders' equity	$411,697	$454,719	$391,578

Common shares outstanding	30,440	30,946	30,389
Book value per common share	$10.57	$12.80	$9.47
Adjusted book value per common share	$13.52	$14.69	$12.89

The following table presents the reconciliation of GAAP ROCE to adjusted ROCE, which is a non-GAAP measure (in thousands):

	Three Months Ended March 31,		Year Ended December 31,
	2023	2022	2022
Actual or annualized net income (loss) available to common stockholders	$96,680	$70,136	$(22,267)
Average common stockholders' equity	304,751	412,922	358,699
ROCE	31.7%	17.0%	(6.2)%
Actual or annualized adjusted net income (loss) available to common stockholders	$96,172	$80,196	$(12,618)
Actual or adjusted average common stockholders' equity*	401,574	451,202	423,199
Adjusted ROCE	23.9%	17.8%	(3.0)%

*	Adjusted average common stockholders’ equity excludes current period after-tax net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of March 31, 2023 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
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
The following tables provide information about our fixed income Financial Instruments as of March 31, 2023 compared to December 31, 2022, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	March 31, 2023
	2023	2024	2025	2026	2027	Thereafter	Other	Total
Amortized cost	$102,455	$79,958	$170,768	$169,150	$139,026	$481,219	$3,802	$1,146,378
Fair market value	$100,102	$76,027	$157,546	$152,986	$125,685	$411,013	$3,196	$1,026,555
Coupon rate	2.34%	2.96%	2.55%	2.51%	2.84%	2.93%	4.42%	2.75%
Book yield	1.52%	1.56%	1.62%	1.71%	2.19%	2.27%	4.38%	1.97%
* Years to effective maturity - 4.9 years

	December 31, 2022
	2023	2024	2025	2026	2027	Thereafter	Other	Total
Amortized cost	$76,691	$108,112	$141,162	$157,809	$162,156	$504,378	$2,544	$1,152,852
Fair market value	$75,226	$103,211	$129,284	$140,825	$143,000	$420,963	$2,117	$1,014,626
Coupon rate	1.80%	2.51%	2.69%	2.44%	2.65%	2.88%	4.35%	2.65%
Book yield	1.56%	1.31%	1.58%	1.54%	1.88%	2.23%	4.24%	1.88%
* Years to effective maturity - 5.0 years

All securities, except those with perpetual maturities, were categorized in the tables above utilizing years to effective maturity. Effective maturity takes into consideration all forms of potential prepayment, such as call features or prepayment schedules, which shorten the lifespan of contractual maturity dates.
Equity Price Risk
Equity price risk is the potential for loss in fair value of Financial Instruments in common stock and mutual funds and other from adverse changes in the prices of those Financial Instruments.

The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	March 31, 2023		December 31, 2022
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$16,524	17.8%	$15,313	17.9%
Mutual funds and other	76,382	82.2%	70,156	82.1%
Total equity securities	$92,906	100.0%	$85,469	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at March 31, 2023 and December 31, 2022 would have resulted in a decrease of $18.6 million and $17.1 million, respectively, in the fair value of those securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of March 31, 2023, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is subject to pending or threatened lawsuits and emerging or other legal matters from time to time. These legal matters include regulatory and contract considerations in which the Company obtains internal or third-party legal or other assistance, such as actuarial services, to provide guidance and, when applicable, to represent and protect the Company’s business interests. One such matter, as further discussed in “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—REINSURANCE,” is the Insurance Entities’ contractual and regulatory obligation to commute their 2017-18 reimbursement contracts with the FHCF. The commutations are expected to occur in 2023. The contract and the mandatory commutation process include requirements for validating paid losses reported to the FHCF, estimating outstanding losses, and estimating losses that have been incurred but not reported (“IBNR”). Resolving obligations under the FHCF contract is complex due to several factors including the scale and nature of losses arising from Hurricane Irma, which was reinsured under the 2017-18 contract, and challenges experienced in the Florida insurance market in recent years such as the former three-year period in which hurricane claims could be reported and the prevalence of represented and litigated claims in Florida. Accordingly, termination of the obligations under the Insurance Entities’ respective 2017-18 reimbursement contracts is subject to uncertainties and risks, the outcomes of which could be material to the Company and its Insurance Entities.
Many of the Company’s legal proceedings involve claims under policies that we underwrite and reserve for as an insurer. We are also involved in various other legal proceedings and litigation unrelated to claims under our policies that arise in the ordinary course of business operations. Management believes that any liabilities that may arise as a result of these legal matters will not have a material adverse effect on our financial condition or results of operations. The Company contests liability and/or the amount of damages as appropriate in each pending matter.
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

Item 1A. Risk Factors
Please refer to the risk factors previously disclosed in “Part I, Item 1A—Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
On December 15, 2022, our Board of Directors authorized a successor share repurchase program under which the Company is authorized to repurchase up to $8.0 million of shares of our common stock through December 15, 2024 (the “December 2024 Share Repurchase Program”), which represents the unused portion of the predecessor repurchase program authorization. Under the December 2024 Share Repurchase Program, we repurchased 186,435 shares of our common stock as of March 31, 2023 at an aggregate cost of approximately $1.8 million. As of March 31, 2023, we have the ability to purchase up to approximately $6.2 million of our common stock under the December 2024 Share Repurchase Program.

Item 6. Exhibits

Exhibit No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10‑K filed on February 24, 2017 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Universal Insurance Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 19, 2017 and incorporated herein by reference)

10.1	Form of Notice of Grant of Restricted Stock Units Pursuant to the 2021 Omnibus Incentive Plan †

15.1	Accountants’ Acknowledgment

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101)

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: May 2, 2023	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer

Date: May 2, 2023	/s/ Gary Lloyd Ropiecki
Gary Lloyd Ropiecki, Principal Accounting Officer