Form 10-Q
period 2023-06-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2023-07-31
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,079,694 shares of common stock, par value $0.01 per share, outstanding on July 25, 2023.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida

RESULTS OF REVIEW OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of June 30, 2023 and the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and six-month periods ended June 30, 2023 and 2022 and the related condensed consolidated statement of cash flows for the six-month periods ended June 30, 2023 and 2022. Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
July 31, 2023

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

	As of
	June 30,	December 31,
	2023	2022
ASSETS
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $758 and $920 (amortized cost: $1,179,059 and $1,152,852)	$1,051,508	$1,014,626
Equity securities, at fair value (cost: $89,846 and $102,431)	75,571	85,469
Investment real estate, net	5,618	5,711
Total invested assets	1,132,697	1,105,806
Cash and cash equivalents	291,681	388,706
Restricted cash and cash equivalents	68,636	2,635
Prepaid reinsurance premiums	525,489	282,427
Reinsurance recoverable	590,409	808,850
Premiums receivable, net	79,503	69,574
Property and equipment, net	49,538	51,404
Deferred policy acquisition costs	107,047	103,654
Income taxes recoverable	5,572	1,528
Deferred income tax asset, net	37,543	57,258
Other assets	29,895	18,312
Total assets	$2,918,010	$2,890,154
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$663,019	$1,038,790
Unearned premiums	982,390	943,854
Advance premium	91,011	54,964
Book overdraft	53,839	—
Reinsurance payable, net	607,552	384,504
Commission payable	24,415	18,541
Other liabilities and accrued expenses	58,725	58,836
Long-term debt, net	102,387	102,769
Total liabilities	2,583,338	2,602,258

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $0.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $0.01 par value	473	472
Authorized shares - 55,000
Issued shares - 47,266 and 47,179
Outstanding shares - 30,080 and 30,389
Treasury shares, at cost - 17,186 and 16,790	(244,846)	(238,758)
Additional paid-in capital	114,685	112,509
Accumulated other comprehensive income (loss), net of taxes	(95,857)	(103,782)
Retained earnings	560,217	517,455
Total stockholders’ equity	334,672	287,896
Total liabilities and stockholders’ equity	$2,918,010	$2,890,154

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES
Direct premiums written	$547,126	$532,527	$957,228	$929,008
Change in unearned premium	(83,802)	(103,722)	(38,536)	(85,600)
Direct premium earned	463,324	428,805	918,692	843,408
Ceded premium earned	(160,050)	(151,744)	(333,194)	(297,283)
Premiums earned, net	303,274	277,061	585,498	546,125
Net investment income	11,282	5,221	21,980	9,263
Net realized gains (losses) on investments	882	(725)	94	(667)
Net change in unrealized gains (losses) of equity securities	1,731	(8,884)	2,688	(12,280)
Commission revenue	14,986	11,404	32,268	22,565
Policy fees	5,384	5,940	9,551	10,719
Other revenue	2,031	1,989	3,999	3,763
Total revenues	339,570	292,006	656,078	579,488
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	223,727	200,304	429,881	385,410
General and administrative expenses	76,675	79,291	152,602	157,588
Total operating costs and expenses	300,402	279,595	582,483	542,998
Interest and amortization of debt issuance costs	1,629	1,731	3,265	3,339
INCOME (LOSS) BEFORE INCOME TAXES	37,539	10,680	70,330	33,151
Income tax expense (benefit)	8,973	3,310	17,591	8,244
NET INCOME (LOSS)	$28,566	$7,370	$52,739	$24,907
Basic earnings (loss) per common share	$0.94	$0.24	$1.74	$0.80
Weighted average common shares outstanding - Basic	30,265	30,829	30,323	30,987
Diluted earnings (loss) per common share	$0.93	$0.24	$1.72	$0.80
Weighted average common shares outstanding - Diluted	30,659	30,883	30,633	31,060
Cash dividend declared per common share	$0.16	$0.16	$0.32	$0.32

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$28,566	$7,370	$52,739	$24,907
Other comprehensive income (loss), net of taxes	(5,866)	(29,656)	7,925	(72,566)
Comprehensive income (loss)	$22,700	$(22,286)	$60,664	$(47,659)
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (unaudited)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2022	(16,790)		47,179	10	$472	$—	$112,509	$517,455	$(103,782)	$(238,758)	$287,896
Vesting of performance share units	(6)	(1)	16	—	—	—	—	—	—	(64)	(64)
Vesting of restricted stock units	(16)	(1)	48	—	—	—	—	—	—	(160)	(160)
Stock option exercises	(54)	(1)	63	—	—	—	928	—	—	(90)	838
Retirement of treasury shares	76	(1)	(76)	—	—	—	(1,242)	—	—	314	(928)
Share-based compensation	—		—	—	—	—	1,230	—	—	—	1,230
Net income (loss)	—		—	—	—	—	—	24,173	—	—	24,173
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	13,791	—	13,791
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,970)	—	—	(4,970)
Balance, March 31, 2023	(16,790)		47,230	10	472	—	113,425	536,658	(89,991)	(238,758)	321,806
Grants of restricted stock awards	—		36	—	1	—	(1)	—	—	—	—
Purchases of treasury stock	(396)		—	—	—	—	—	—	—	(6,088)	(6,088)
Share-based compensation	—		—	—	—	—	1,261	—	—	—	1,261
Net income (loss)	—		—	—	—	—	—	28,566	—	—	28,566
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	(5,866)	—	(5,866)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,007)	—	—	(5,007)
Balance, June 30, 2023	(17,186)		47,266	10	$473	$—	$114,685	$560,217	$(95,857)	$(244,846)	$334,672

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2021	(15,797)		47,018	10	$470	$—	$108,202	$563,713	$(15,568)	$(227,115)	$429,702
Vesting of performance share units	(9)	(1)	33	—	1	—	(1)	—	—	(104)	(104)
Vesting of restricted stock units	(6)	(1)	27	—	—	—	—	—	—	(105)	(105)
Retirement of treasury shares	15	(1)	(15)	—	—	—	(209)	—	—	209	—
Purchases of treasury stock	(320)		—	—	—	—	—	—	—	(3,879)	(3,879)
Share-based compensation	—		—	—	—	—	1,107	—	—	—	1,107
Net income (loss)	—		—	—	—	—	—	17,537	—	—	17,537
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	(42,910)	—	(42,910)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,007)	—	—	(5,007)
Balance, March 31, 2022	(16,117)		47,063	10	471	—	109,099	576,243	(58,478)	(230,994)	396,341
Grants of restricted stock awards			53	—	—	—	—	—	—	—	—
Purchases of treasury stock	(283)		—	—	—	—	—	—	—	(3,502)	(3,502)
Share-based compensation	—		—	—	—	—	990	—	—	—	990
Net income (loss)	—		—	—	—	—	—	7,370	—	—	7,370
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	(29,656)	—	(29,656)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,992)	—	—	(4,992)
Balance, June 30, 2022	(16,400)		47,116	10	$471	$—	$110,089	$578,621	$(88,134)	$(234,496)	$366,551

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$1,400	$225,424
Cash flows from investing activities:
Proceeds from sale of property and equipment	24	1
Purchases of property and equipment	(1,862)	(3,793)
Purchases of equity securities	(24,820)	(55,273)
Purchases of available-for-sale debt securities	(72,698)	(134,899)
Proceeds from sales of equity securities	37,233	17,692
Proceeds from sales of available-for-sale debt securities	3,695	19,534
Maturities of available-for-sale debt securities	43,032	33,683
Net cash provided by (used in) investing activities	(15,396)	(123,055)
Cash flows from financing activities:
Debt issuance costs paid	—	(131)
Preferred stock dividend	(5)	(5)
Common stock dividend	(9,885)	(9,974)
Purchase of treasury stock	(6,088)	(7,381)
Payments related to tax withholding for share-based compensation	(314)	(209)
Repayment of debt	(736)	(735)
Net cash provided by (used in) financing activities	(17,028)	(18,435)
Cash and cash equivalents and restricted cash and cash equivalents:
Net increase (decrease) during the period	(31,024)	83,934
Balance, beginning of period	391,341	253,143
Balance, end of period	$360,317	$337,077

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	As of
	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$291,681	$388,706
Restricted cash and cash equivalents (1)	68,636	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$360,317	$391,341
(1)See “—Note 5 (Insurance Operations)” for a discussion of the nature of the restrictions for restricted cash and cash equivalents and "—Note 14
(Variable Interest Entities)” for a discussion of restricted cash held in a trust account.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Nature of Operations and Basis of Presentation
Nature of Operations
Universal Insurance Holdings, Inc. (“UVE”, and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution, and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”, and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance offered in 19 states as of June 30, 2023, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
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

2. Significant Accounting Policies
The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2022. There are no new or revised disclosures required on a quarterly basis.

3. Investments
Available-for-Sale Securities
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	June 30, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$26,815	$—	$2	$(1,000)	$25,817
Corporate bonds	791,001	(609)	121	(84,529)	705,984
Mortgage-backed and asset-backed securities	333,246	—	258	(37,642)	295,862
Municipal bonds	17,137	(5)	1	(2,246)	14,887
Redeemable preferred stock	10,860	(144)	—	(1,758)	8,958
Total	$1,179,059	$(758)	$382	$(127,175)	$1,051,508

	December 31, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$12,602	$—	$—	$(938)	$11,664
Corporate bonds	788,737	(729)	130	(93,077)	695,061
Mortgage-backed and asset-backed securities	327,166	—	148	(39,707)	287,607
Municipal bonds	14,924	(2)	—	(2,551)	12,371
Redeemable preferred stock	9,423	(189)	—	(1,311)	7,923
Total	$1,152,852	$(920)	$278	$(137,584)	$1,014,626

The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	June 30, 2023		December 31, 2022
Average Credit Ratings	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
AAA	$327,640	31.2%	$297,475	29.3%
AA	159,546	15.2%	154,975	15.3%
A	337,819	32.1%	327,427	32.3%
BBB	225,573	21.4%	232,316	22.9%
No Rating Available	930	0.1%	2,433	0.2%
Total	$1,051,508	100.0%	$1,014,626	100.0%

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

The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:
Agency	$159,686	$137,590	$157,672	$133,928
Non-agency	63,535	53,284	60,328	50,478
Asset-backed securities:
Auto loan receivables	55,212	53,166	62,128	59,370
Credit card receivables	1,657	1,607	657	612
Other receivables	53,156	50,215	46,381	43,219
Total	$333,246	$295,862	$327,166	$287,607
The following tables summarize available-for-sale debt securities, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	June 30, 2023
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	4	$9,744	$(231)	6	$11,831	$(769)
Corporate bonds	35	20,399	(457)	256	317,257	(41,497)
Mortgage-backed and asset-backed securities	38	47,334	(1,211)	177	222,783	(36,431)
Municipal bonds	2	1,113	(10)	3	6,832	(1,247)
Redeemable preferred stock	2	765	(93)	2	212	(62)
Total	81	$79,355	$(2,002)	444	$558,915	$(80,006)

	December 31, 2022
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	2	$2,721	$(110)	5	$8,943	$(828)
Corporate bonds	40	26,563	(2,910)	247	325,992	(46,451)
Mortgage-backed and asset-backed securities	64	52,751	(2,974)	146	219,189	(36,733)
Municipal bonds	—	—	—	3	6,621	(1,458)
Redeemable preferred stock	1	95	(51)	—	—	—
Total	107	$82,130	$(6,045)	401	$560,745	$(85,470)

Unrealized losses on available-for-sale debt securities in the above table as of June 30, 2023 have not been recognized into income as credit losses because the issuers are of high credit quality (investment grade securities), management does not intend to sell nor does it believe it is more likely than not it will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

The following table presents a reconciliation of the beginning and ending balances for expected credit losses on available-for-sale debt securities (in thousands):

	Corporate Bonds	Municipal Bonds	Redeemable Preferred Stock	Total
Balance, December 31, 2021	$371	$1	$117	$489
Provision for (or reversal of) credit loss expense	358	1	72	431
Balance, December 31, 2022	729	2	189	920
Provision for (or reversal of) credit loss expense	(120)	3	(45)	(162)
Balance, June 30, 2023	$609	$5	$144	$758

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
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	June 30, 2023
	Amortized Cost	Fair Value
Due in one year or less	$101,298	$99,287
Due after one year through five years	599,340	547,492
Due after five years through ten years	296,330	249,578
Due after ten years	178,289	152,021
Perpetual maturity securities	3,802	3,130
Total	$1,179,059	$1,051,508

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

The following table provides certain information related to available-for-sale debt securities, equity securities and investment in real estate during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$15,872	$27,911	$46,727	$53,217
Equity securities	$34,444	$2,760	$37,233	$17,692
Gross realized gains on sale of securities:
Available-for-sale debt securities	$—	$236	$5	$242
Equity securities	$1,498	$224	$1,552	$548
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(21)	$(1,185)	$(727)	$(1,455)
Equity securities	$(595)	$—	$(736)	$(2)
The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Available-for-sale debt securities	$5,927	$4,877	$11,797	$8,944
Equity securities	868	690	1,921	1,225
Cash and cash equivalents (1)	4,949	233	9,152	255
Other (2)	127	121	268	249
Total investment income	11,871	5,921	23,138	10,673
Less: Investment expenses (3)	(589)	(700)	(1,158)	(1,410)
Net investment income	$11,282	$5,221	$21,980	$9,263

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Equity Securities
The following table provides the unrealized gains and losses recognized for the periods presented on equity securities still held at the end of the reported period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unrealized gains (losses) recognized during the reported period on equity securities still held at the end of the reported period	$(205)	$(8,884)	$298	$(12,237)

Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2023	2022
Income Producing:
Investment real estate	$7,097	$7,097
Less: Accumulated depreciation	(1,479)	(1,386)
Investment real estate, net	$5,618	$5,711
The following table provides the depreciation expense related to investment real estate for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense on investment real estate	$47	$47	$93	$93

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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of June 30, 2023			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services, Inc.	Moody’s Investors Service, Inc.	June 30, 2023	December 31, 2022
Allianz Risk Transfer	A+	AA	Aa3	$188,570	$285,323
Florida Hurricane Catastrophe Fund “FHCF” (1)	n/a	n/a	n/a	73,116	134,411
Various Lloyd’s of London Syndicates (2)	A	A+	n/a	39,545	101,482
Chubb Tempest Reinsurance, Ltd.	A++	AA	Aa3	33,785	51,319
Markel Bermuda Ltd.	A	A	A2	26,806	50,981
DaVinci Reinsurance Ltd.	A	A+	A3	20,372	48,115
Cosaint Re Pte. Ltd. (3)	n/a	n/a	n/a	17,452	—
Renaissance Reinsurance Ltd.	A+	A+	A1	14,463	38,768
Lumen Re Ltd.	n/a	n/a	n/a	—	8,913
Munich Reinsurance America Inc.	n/a	n/a	n/a	—	14,616
Everest Reinsurance Co	n/a	n/a	n/a	—	11,536
Upsilon RFO RE Ltd.	n/a	n/a	n/a	—	11,201
D E Shaw Re (Bermuda) Ltd.	n/a	n/a	n/a	—	16,680
Total (4)				$414,109	$773,345
(1)No rating is available, because the fund is not rated.
(2)No rating available for Moody’s Investors Service, Inc.
(3)No rating is available, because the non-catastrophe bond is not rated.
(4)Amounts represent prepaid reinsurance premiums and net recoverables for paid and unpaid losses, including incurred but not reported reserves, and loss adjustment expenses.

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended June 30,
	2023			2022
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$547,126	$463,324	$253,079	$532,527	$428,805	$260,230
Ceded	(561,480)	(160,050)	(29,352)	(632,437)	(151,744)	(59,926)
Net	$(14,354)	$303,274	$223,727	$(99,910)	$277,061	$200,304

	Six Months Ended June 30,
	2023			2022
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$957,228	$918,692	$461,301	$929,008	$843,408	$455,385
Ceded	(576,256)	(333,194)	(31,420)	(646,383)	(297,283)	(69,975)
Net	$380,972	$585,498	$429,881	$282,625	$546,125	$385,410

The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid reinsurance premiums	$525,489	$282,427
Reinsurance recoverable on paid losses and LAE	$95,159	$10,170
Reinsurance recoverable on unpaid losses and LAE	495,250	798,680
Reinsurance recoverable	$590,409	$808,850

5. Insurance Operations
Deferred Policy Acquisition Costs
The Company defers certain costs in connection with written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
DPAC, beginning of period	$97,893	$103,622	$103,654	$108,822
Capitalized Costs	60,893	61,232	106,887	110,431
Amortization of DPAC	(51,739)	(53,871)	(103,494)	(108,270)
DPAC, end of period	$107,047	$110,983	$107,047	$110,983
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
In accordance with Florida Insurance Code and based on the calculations performed by the Company as of December 31, 2022, UPCIC and APPCIC currently are not able to pay any ordinary dividends during 2023. For the six months ended June 30, 2023 and 2022, no dividends were paid from the Insurance Entities to PSI.
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

	June 30, 2023	December 31, 2022
Statutory capital and surplus
UPCIC	$362,828	$400,866
APPCIC	$24,531	$22,786
Ten percent of total liabilities
UPCIC	$152,552	$151,190
APPCIC	$2,463	$2,023

As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement. The Insurance Entities also met the capitalization requirements of the other states in which they are licensed as of June 30, 2023. Annually, the Insurance Entities each are also required to adhere to prescribed premium-to-capital surplus ratios and each have met those requirements.

The following table summarizes combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Combined net income (loss)	$(24,024)	$(142)	$(28,405)	$(12,075)
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	June 30, 2023	December 31, 2022
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,267	$3,246

6. Liability for Unpaid Losses and Loss Adjustment Expenses
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$870,407	$244,482	$1,038,790	$346,216
Less: Reinsurance recoverable	(669,946)	(65,403)	(798,680)	(115,860)
Net balance at beginning of period	200,461	179,079	240,110	230,356
Incurred related to:
Current year	209,902	196,594	412,738	381,045
Prior years	13,825	3,710	17,143	4,365
Total incurred	223,727	200,304	429,881	385,410
Paid related to:
Current year	123,258	164,888	191,041	236,615
Prior years	133,161	47,118	311,181	211,774
Total paid	256,419	212,006	502,222	448,389
Net balance at end of period	167,769	167,377	167,769	167,377
Plus: Reinsurance recoverable	495,250	18,972	495,250	18,972
Balance at end of period	$663,019	$186,349	$663,019	$186,349
Prior year development was $13.8 million in the second quarter ended June 30, 2023 compared to $3.7 million in the second quarter of 2022. The prior year increase in loss and LAE estimates reflects differences in the settlement of prior gross and ceded claims compared to previous estimates particularly related to non-CAT weather events and Hurricanes Irma and Sally, which predate the most significant reform legislation and have not benefited significantly from the statutory changes.

Prior year development was $17.1 million in the six months ended June 30, 2023 compared to $4.4 million in the six months ended June 30, 2022. The prior year increase in loss and LAE estimates reflects differences in the settlement of prior gross and ceded claims compared to previous estimates particularly related to non-CAT weather events and Hurricanes Irma and Sally, which predate the most significant reform legislation and have not benefited significantly from the statutory changes.
Prior years development was $3.7 million during the three months ended June 30, 2022. The net prior years reserve development for the quarter ended June 30, 2022 was principally due to Hurricane Irma. In addition to Hurricane Irma development, the Company concluded a favorable commutation during the quarter, favorably increasing ceded prior year loss payments which was offset by a provisory increase in direct prior incurred but not reported (“IBNR”) amount, resulting in no net effect.
Prior years’ reserve development was $4.4 million during the six months ended June 30, 2022. The net prior years’ reserve development for the six months ended June 30, 2022 was principally due to Hurricane Irma of $4.2 million in the period. Additionally, the Company concluded a favorable commutation during the six months ended June 30, 2022, favorably increasing ceded prior year loss payments which was offset by a provisory direct prior year IBNR amount, resulting in no net effect. Hurricane Matthew direct and net losses increased $0.1 million.

7. Long-term Debt
Long-term debt consists of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2023	2022
Surplus note	$4,779	$5,515
5.625% Senior unsecured notes	100,000	100,000
Total principal amount	104,779	105,515
Less: unamortized debt issuance costs	(2,392)	(2,746)
Total long-term debt, net	$102,387	$102,769
Surplus Note
In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program. The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. Principal and interest are paid periodically pursuant to the terms of the surplus note. UPCIC was in compliance with the terms of the surplus note as of June 30, 2023.
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
The indenture governing the Notes contains financial covenants, terms, events of default and related cure provisions that are customary in agreements used in connection with similar transactions. As of June 30, 2023, the Company was in compliance with all applicable covenants, including financial covenants.
The Notes are unsecured senior obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank equally in right of payment to the Unsecured Revolving Loan described below.
Unsecured Revolving Loan
On June 30, 2023, the Company entered into a committed and unsecured $40.0 million revolving credit line with JP Morgan Chase Bank, N.A. This agreement succeeds the previous $37.5 million revolving credit line with J.P. Morgan Chase, N.A., entered into on October 31, 2022. As of June 30, 2023, the Company has not borrowed any amount under this revolving loan. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings mature on June 29, 2024, 364 days after the inception date and carry an interest rate of prime rate plus a margin of 2%. The credit line is subject to annual renewals. The credit line contains customary financial and other covenants, with which the Company is in compliance.

Interest Expense
The following table provides interest expense related to long-term debt during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest Expense:
Surplus note	$46	$39	$99	$66
5.625% Senior unsecured notes	1,406	1,516	2,812	2,922
Non-cash expense (1)	177	176	354	351
Total	$1,629	$1,731	$3,265	$3,339
(1) Represents amortization of debt issuance costs.

8. Stockholders’ Equity

From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

				Total Number of Shares			Average
				Repurchased During the		Aggregate	Price Per	Plan
			Dollar Amount	Six Months Ended June 30,		Purchase	Share	Completed or
Date Authorized		Expiration Date	Authorized	2023	2022	Price	Repurchased	Expired
June 12, 2023		June 10, 2025	$20,000	—	—	$—	$—
December 15, 2022	(1)	December 15, 2024	$7,997	396,371	—	$6,088	$15.36
November 3, 2020	(1)	November 3, 2022	$20,000	—	603,080	$7,381	$12.24	November 2022

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

9. Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The Company reviews its deferred tax assets regularly for recoverability. As of June 30, 2023, we determined that we did not need a valuation allowance on our gross deferred tax asset. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.

For the three and six months ended June 30, 2023, there was no current reporting period activity recorded in the operating statement or the balance sheet related to uncertain tax positions.

The effective tax rate for the three months ended June 30, 2023 was 23.9% compared to 31.0% for the same period last year. The effective tax rate for the six months ended June 30, 2023 was 25.0% compared to 24.9% for the same period last year. The provision for income taxes differed from the statutory rate as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected provision at federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increases (decrease) resulting from:
State income tax, net of federal tax benefit	2.4%	2.4%	2.4%	3.2%
Disallowed compensation	0.6%	6.7%	1.7%	3.1%
Effect of rate change	—%	—%	—%	(2.6)%
Nondeductible expenses	0.3%	0.7%	0.3%	0.3%
Dividend received deduction	(0.2)%	(0.7)%	(0.3)%	(0.4)%
Other, net	(0.2)%	0.9%	(0.1)%	0.3%
Total income tax expense (benefit)	23.9%	31.0%	25.0%	24.9%

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
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings (loss) per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator for EPS:
Net income (loss)	$28,566	$7,370	$52,739	$24,907
Less: Preferred stock dividends	(2)	(2)	(5)	(5)
Income (loss) available to common stockholders	$28,564	$7,368	$52,734	$24,902
Denominator for EPS:
Weighted average common shares outstanding	30,265	30,829	30,323	30,987
Plus: Assumed conversion of share-based compensation (1)	369	29	285	48
Assumed conversion of preferred stock	25	25	25	25
Weighted average diluted common shares outstanding	30,659	30,883	30,633	31,060
Basic earnings (loss) per common share	$0.94	$0.24	$1.74	$0.80
Diluted earnings (loss) per common share	$0.93	$0.24	$1.72	$0.80

(1)	Represents the dilutive effect of common shares issuable upon the exercise of stock options, non-vested performance share units, non-vested restricted stock units and non-vested restricted stock.

11. Other Comprehensive Income (Loss)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended June 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(7,803)	$(1,920)	$(5,883)	$(40,272)	$(9,900)	$(30,372)
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	21	4	17	949	233	716
Other comprehensive income (loss)	$(7,782)	$(1,916)	$(5,866)	$(39,323)	$(9,667)	$(29,656)

	Six Months Ended June 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$9,790	$2,410	$7,380	$(97,433)	$(23,952)	$(73,481)
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	722	177	545	1,213	298	915
Other comprehensive income (loss)	$10,512	$2,587	$7,925	$(96,220)	$(23,654)	$(72,566)

The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unrealized gains (losses) on available-for-sale debt securities	$(21)	$(949)	$(722)	$(1,213)	Net realized gains (losses) on sale on investments
Related tax (expense) benefit	4	233	177	298	Income tax expense (benefit)
Total reclassification for the period	$(17)	$(716)	$(545)	$(915)	Net of tax

12. Commitments and Contingencies
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The Company’s reinsurance commitments generally run from June 1st of the current year to May 31st of the following year. Certain of the Company’s reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1st to May 31st contract period are recorded as “Reinsurance Payable, net” in the Condensed Consolidated Balance Sheet. Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $72.7 million in 2024 and (2) $52.6 million in 2025.
Lawsuits and Legal Proceedings

From time to time, lawsuits are filed against the Company or the Company may become involved in other legal proceedings. Many of these lawsuits or legal proceedings involve claims under policies that the Company underwrites and for which it reserves. The Company is also involved in various other legal proceedings and litigation unrelated to claims under the Company’s policies that arise in the ordinary course of business operations. The Company contests liability and/or the amount of damages as it considers appropriate according to the facts and circumstances of each matter.

The Insurance Entities are obligated by regulation and by contract to commute their losses under reimbursement agreements with the FHCF. On June 1, 2023, the Insurance Entities began their respective commutation processes for the 2017-18 FHCF reimbursement contract year. As required in the commutation process, each Insurance Entity submitted a final proof of loss by June 1, 2023, verifying the amount of its paid losses previously reimbursed or to be reimbursed by the FHCF. Each insurer also submitted an estimate of its covered losses on then-outstanding claims and an estimate of its covered IBNR losses. The FHCF’s procedure provides for the insurer and the FHCF to then discuss the estimates and seek to agree on the present value of the expected outstanding losses and IBNR. If these discussions do not result in an agreement, the determination will be made by a three-member panel of actuaries in accordance with a procedure set forth in the FHCF contract. It is premature to know whether the Insurance Entities and the FHCF will agree on final amounts during commutation, the amounts by which the parties’ estimates might differ, or whether the process will entail a final determination through the dispute resolution process.

In accordance with applicable accounting guidance, the Company establishes reserves intended to encompass claims-related lawsuits or legal proceedings and establishes an accrued liability for other legal matters when those matters present loss contingencies that are both probable and estimable. Lawsuits and legal proceedings are subject to many uncertain factors that generally cannot be predicted with certainty, and the Company may be exposed to losses in excess of any amounts accrued. The Company currently estimates that the reasonably possible losses for legal matters in excess of a related accrued liability, including reserves, or where there is no accrued liability, and for which the Company is able to estimate a possible loss, are immaterial. This represents management’s estimate of possible loss with respect to these matters and is based on currently available information. These estimates of possible loss do not represent our maximum loss exposure, and actual results may vary significantly from current estimates.

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
Mortgage-backed and asset-backed securities: Comprise securities that are collateralized by mortgage obligations and other assets. The primary inputs to the valuation include quoted prices for identical assets in inactive markets or similar assets in active or inactive markets, contractual cash flows, benchmark yields, collateral performance, and credit spreads.
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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$25,817	$—	$25,817
Corporate bonds	—	705,984	—	705,984
Mortgage-backed and asset-backed securities	—	295,862	—	295,862
Municipal bonds	—	14,887	—	14,887
Redeemable preferred stock	—	8,958	—	8,958
Equity Securities:
Common stock	12,273	—	—	12,273
Mutual funds	63,298	—	—	63,298
Total assets accounted for at fair value	$75,571	$1,051,508	$—	$1,127,079

	Fair Value Measurements
	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$11,664	$—	$11,664
Corporate bonds	—	695,061	—	695,061
Mortgage-backed and asset-backed securities	—	287,607	—	287,607
Municipal bonds	—	12,371	—	12,371
Redeemable preferred stock	—	7,923	—	7,923
Equity Securities:
Common stock	15,313	—	—	15,313
Mutual funds	70,156	—	—	70,156
Total assets accounted for at fair value	$85,469	$1,014,626	$—	$1,100,095
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
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	As of June 30, 2023		As of December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities (debt):
Surplus note (1)	$4,779	$4,497	$5,515	$5,126
5.625% Senior unsecured notes (2)	100,000	97,365	100,000	100,350
Total debt	$104,779	$101,862	$105,515	$105,476

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

14. Variable Interest Entities

The Company utilizes a captive reinsurance arrangement which uses Isosceles Insurance Ltd. a Bermuda licensed insurance company, whereby they established a Bermuda separate account named “Separate Account UVE-01” as UVE’s captive. This captive is a VIE in the normal course of business and is consolidated since the Company is the primary beneficiary. The VIE files a federal tax return, however the VIE is domiciled in Bermuda and therefore is not subject to state income taxes.
Effective June 1, 2023, the VIE entered into a new reinsurance arrangement with UPCIC and APPCIC for the 2023-2024 All States Reinsurance Program.
On June 1, 2022, the VIE entered into a reinsurance arrangement with UPCIC, which was effective June 1, 2022 through May 31, 2023, and on September 28, 2022 Hurricane Ian made landfall on the Gulf Coast of Florida which triggered a full policy limit loss, totaling $66 million, Amounts due under this policy were fully paid in September 2022 by the VIE to UPCIC, pursuant to the terms of the agreement.
The following table presents, on a consolidated basis, the balance sheet classification and exposure of restricted cash held in a reinsurance trust account, which can be used only to settle specific reinsurance obligations of the VIE as of the dates presented (in thousands):

	As of
	June 30, 2023	December 31, 2022
Restricted cash and cash equivalents	$66,000	$—

15. Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of June 30, 2023 except as disclosed below.

On July 20, 2023, the Company declared a quarterly cash dividend of $0.16 per share of common stock payable August 11, 2023, to shareholders of record on August 4, 2023.

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

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These forward-looking statements may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets,” and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure and other risk management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation, and reserves. We believe that these statements are based on reasonable estimates, assumptions, and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. A detailed discussion of the risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is set forth below, which are a summary of those in the section titled “Risk Factors” (Part I, Item 1A) of our Annual Report on Form 10-K for the year ended December 31, 2022. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
•Changing climate conditions may adversely affect our financial condition, profitability, or cash flows.
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

•Litigation or regulatory actions could result in material settlements, judgments, fines, or penalties and consequently have a material adverse impact on our financial condition and reputation.
•Our future results are dependent in part on our ability to successfully operate in a highly competitive insurance industry.
•A downgrade in our financial strength or stability ratings may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results, and financial condition.
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

OVERVIEW
We are a vertically integrated holding company offering property and casualty insurance and value-added insurance services. In addition, we generate revenue from our investment portfolio, reinsurance brokerage services, the receipt of managing general agency fees from policy holders and from other sources of revenue (collectively “Other Revenue Sources”). We develop, market, and underwrite insurance products for consumers predominantly in the personal residential homeowners’ line of business and perform substantially all insurance-related services for our primary insurance entities, including risk management, claims management, and distribution. Our primary insurance entities, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), offer insurance products through both appointed independent agent network and our online distribution channels across 19 states with Florida representing 83.0% of our direct premiums written year-to-date as of June 30, 2023, and with licenses to write insurance in two additional states. We seek to produce an underwriting profit (defined as earned premium-net minus losses, loss adjustment expense (“LAE”), policy acquisition costs and other operating costs) over the long term, along with growing our Other Revenue Sources.
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
Trends
Florida Trends
We are currently working through a cycle to improve long-term rate adequacy and earnings for the Insurance Entities by increasing rates and managing exposures, while taking advantage of what we believe to be opportunities in a dislocated market. The Florida personal lines homeowners’ market (“Florida market”) currently can be characterized as a “hard market”, where insurance premium rates are escalating, insurers are reducing coverages, and underwriting standards are tightening as insurers closely monitor insurance rates and manage coverage capacity. Due to conditions in the Florida market and factors more generally affecting the U.S. and global reinsurance markets, reinsurance capacity in recent years has also been subject to less favorable pricing and terms. These market forces decrease competition among admitted insurers, and ultimately result in the increased use of Citizens Property Insurance Corporation (“Citizens”), which was created to be Florida’s residual property insurance market. In recent years, in response to rising claims, increased reinsurance costs and deteriorating conditions in the Florida residential market, most admitted market competitors have implemented significant rate increases. Meanwhile, Citizens’ rate increases are limited by law, resulting in its policies, in a hard market, becoming priced lower than admitted market policies. This causes Citizens to become viewed as a desirable alternative to the admitted market. Our Insurance Entities likewise have taken and continue to take action to manage through this hard market by increasing rates and prudently managing exposures while also seeking to maintain their competitive position in the Florida market supporting our current policyholders and agents.
While addressing rate adequacy for the Insurance Entities, we continue to experience increased costs for losses and LAE in the Florida market, where an industry has developed around the solicitation, filing and litigation of personal residential claims. These dynamics have been made worse by the litigation financing industry, which in some cases funds these actions. In addition, rising inflation, as seen in the cost of labor and material supplies, has further escalated costs associated with the settlement of claims. These conditions and the resulting increases in losses and LAE are chief contributing factors for the rate increases in this market. Adverse actions by public adjusters and attorneys have resulted in a pattern of continued increases in year-over-year levels of represented claims, increases in purported claim amounts, and increased demands for attorneys’ fees. Active solicitation of personal residential claims in Florida by policyholder representatives, remediation companies and repair companies has led to an increase in the frequency and severity of personal residential claims in Florida, exceeding historical levels and levels seen in other jurisdictions. Information prepared by the Florida Office of Insurance Regulation (“FLOIR”) shows that claims in Florida are litigated at a substantially disproportionate rate when compared to other states. This is largely due to a Florida statute in effect prior to December 16, 2022, providing a one-way right of attorneys’ fees against insurers which has, when coupled with certain other statutes and judicial rulings, produced a legal environment in Florida that encourages litigation, in many cases without regard to the underlying merits of the claims. The one-way right to attorneys’ fees essentially means that unless an insurer’s position is substantially upheld in litigation, the insurer must pay the plaintiff’s attorneys’ fees in addition to its own defense costs. This affects not only claims that are litigated to resolution, but also the settlement discussions that take place with nearly all litigated claims. This also affects a large number of claims from inception or during the adjusting process as a substantial and growing percentage of policyholders obtain representation early in the process, sometimes even before notifying insurers of their claims. These market conditions also add, and will continue to add, complexity to efforts to efficiently and expeditiously adjust claims. This is due to an increasing number of policyholders who have one or more recent prior losses with the Insurance Entities or with other insurers, which then require evaluation during subsequent claims and determinations regarding whether property has been repaired consistently with the scope and amount of damage previously asserted.

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
The Company has taken a series of steps over time to mitigate the financial impact of these negative trends in the Florida market. We also have closely monitored rate levels, especially in the Florida market, and have submitted rate filings based upon evolving data. However, because rate filings rely upon past loss and expense data and take time to develop, file and implement, we can experience significant delays between identifying needed rate adjustments, filing the associated rate changes, and ultimately collecting and earning the resulting increased premiums. This is particularly the case in an era of rising costs such as the current Florida market, in which the costs of losses and loss adjustment expenses have increased in recent years due to Florida’s outsized claims litigation environment and inflationary pressure. The Company updates it claims-handling procedures over time in response to market trends. The Company has adopted initiatives to adjust and pay straightforward, meritorious claims as promptly as possible to mitigate the adverse impacts often associated with claims that remain open for longer periods. The Company also has increasingly used video and other technology to facilitate reviews of damaged property and improve efficiency in the claims process. In addition, we develop in-house expertise, often in the form of dedicated internal units, to respond to unique types of claims such as water damage claims, represented claims and large-loss claims. The Company additionally has established significant in-house legal services in an effort to address the increase in litigated or represented claims as cost-effectively as possible, as well as a subrogation unit that seeks to mitigate losses for the benefit of policyholders and the Company when damages are caused by third parties.

Additionally, we have taken steps to implement law changes in Florida related to claims-handling procedures and timelines. The Florida legislature passed significant property insurance reform bills in a December 2022 special session and subsequently in its 2023 regulation session. Among other things, these law changes are intended to curtail abuses and rising costs resulting from the proliferation of claims-related litigation and assignments of benefits. The Company has analyzed the law changes and has taken steps to implement the reforms. Although the 2022 and 2023 law changes mark the legislature’s most definitive efforts to find effective solutions to Florida’s market problems, it is too early to evaluate the extent to which the changes will be successful or the time period over which any benefits will materialize.
Summary of Recent Rate Changes and Cost of Living Adjustments
In May 2022, the Company filed and received approval for a rate increase with the FLOIR for an overall 14.9% rate increase for UPCIC on Florida personal residential homeowners’ line of business which became effective June 1, 2022, for new business and November 4, 2022, for renewals.
In addition, in November 2022, UPCIC filed and received approval for a 3.7% rate increase on Florida personal residential homeowners’ line of business, effective February 15, 2023, for new business and April 1, 2023, for renewals.

In April 2023, UPCIC submitted and received approval for a rate decrease of 1.4% for Homeowners’, and a rate decrease of 1.6% for Dwelling Fire in the State of Florida, effective July 15 for new and renewal business. This filing resulted from UPCIC’s statutorily required participation in Florida’s Reinsurance to Assist Policyholders Program (“RAP”). This program is unrelated to the FHCF and allows insurers to access a layer of reinsurance coverage that is below the FHCF industry retention at no cost to the insurer.
In July 2023, UPCIC filed a 7.5% rate increase on Florida personal residential homeowners’ line of business, effective July 17, 2023, for new business and November 4, 2023, for renewal business. In the second quarter of 2023, UPCIC filed a 7.8% rate increase on South Carolina personal residential homeowner’s line of business pending approval, and will become effective September 5, 2023, for new business, and October 25, 2023 for renewal business. During the second quarter of 2023, rate increases went into effect for renewal business in Virginia (+7.3%), Minnesota (+8.0%), Alabama (+9.5%), and Indiana (+6.0%). A rate increase of 5.0% filed in the first quarter of 2023 in Pennsylvania was approved in the second quarter, and is effective June 1, 2023, for new business, and July 21, 2023, for renewal business. On July 3, 2023, a rate increase of 6.7% in New Jersey was approved, and will be effective August 21,2023 for new business, and October 10, 2023, for renewal business.

In the second quarter of 2023, the Insurance Entities continued to implement inflation increases to policy insured values across the majority of states in which we conduct business. These are adjustments to policy coverage amounts designed to facilitate the policies’ adherence to insurance-to-value requirements. The coverage adjustments provide a degree of protection insureds have against inflationary pressures while also resulting in additional premium to the Company to cover the increased claim costs driven by inflation factors.
Changing Climate Conditions
Severe weather events over the last two decades underscore the unpredictability of climate trends and changing climate conditions have added to the frequency and severity of natural disasters and created additional uncertainty as to future trends and exposures. The insurance industry has experienced increased catastrophe losses due to a number of potential causal factors, including, in addition to weather/climate variability, aging infrastructure; more people living in high-risk areas; population growth in areas with weaker enforcement of building codes; urban expansion; an increase in the number of amenities included in, and average size of, a home; and increased inflation, including as a result of post-pandemic demand surge. Climate studies by government agencies, academic institutions, catastrophe modeling organizations and other groups indicate that we are experiencing, and are expected to continue to experience over time, an increase in frequency and/or intensity of hurricanes, heavy precipitation events, flash flooding, sea level rise, droughts, heat waves and wildfires. Developing an awareness of the potential impacts of changing climate conditions is important to the Company’s business.
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
Adjusted net income (loss) attributable to common stockholders ― is a non-GAAP measure that is calculated as GAAP net income (loss) attributable to common stockholders, less net realized gains (losses) on investments and net change in unrealized gains (losses) of equity securities, net of tax. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
Adjusted operating income (loss) ― is a non-GAAP measure that is calculated as GAAP operating income (loss), less net realized gains (losses) on investments and net change in unrealized gains (losses) of equity securities. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.

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
Adjusted return on common equity (Adjusted “ROCE”) ― is a non-GAAP measure that is calculated as actual or annualized adjusted net income attributable to common stockholders divided by average adjusted common stockholders' equity, with the denominator excluding current period income statement net realized gains (losses) on investments and net change in unrealized gains (losses) of equity securities, net of tax. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
Book Value Per Common Share ― total stockholders’ equity, adjusted for preferred stock liquidation, divided by the number of common shares outstanding as of a reporting period. Book value per common share is the excess of assets over liabilities at a reporting period attributed to each share of common stock. Changes in book value per common share inform shareholders of retained equity in the Company on a per share basis, which may assist in understanding market value trends for the Company’s stock.
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
Core revenue ― is a non-GAAP measure that is calculated as total GAAP revenue, less net realized gains (losses) on investments and net change in unrealized gains (losses) of equity securities. Management believes this metric is meaningful, as it allows investors to evaluate underlying revenue trends and enhances comparability across periods by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
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

Developing and implementing our reinsurance strategy to adequately protect our balance sheet and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key strategic priority for us. In order to limit the Insurance Entities’ potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers and the Florida Hurricane Catastrophe Fund (“FHCF”) and receive the RAP coverage provided by the State of Florida. The FLOIR requires the Insurance Entities, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ respective 2023-2024 reinsurance programs meet the FLOIR’s requirements, which are based on, among other things, successfully demonstrating cohesive and comprehensive reinsurance programs that protect the policyholders of our Insurance Entities as well as satisfying a series of stress test catastrophe loss scenarios based on past historical events. Similarly, the Insurance Entities’ respective 2023-2024 reinsurance programs meet the stress test and review requirements of Demotech, Inc., for maintaining Financial Stability Ratings® of “A” (Exceptional) and of Kroll for maintaining insurer financial strength ratings of “A-”.

We believe the Insurance Entities’ retentions under their respective reinsurance programs are appropriate and structured to protect policyholders. We test the sufficiency of the reinsurance programs by subjecting the Insurance Entities’ personal residential exposures to statistical testing using a third-party hurricane model, RMS RiskLink v18.1 (Build 1945). This model combines simulations of the natural occurrence patterns and characteristics of hurricanes, tornadoes, earthquakes, and other catastrophes with information on property values, construction types and occupancy classes. The model outputs provide information concerning the potential for large losses before they occur, so companies can prepare for their financial impact. Furthermore, as part of our operational excellence initiatives, we continually look to enable new technology to refine our data intelligence on catastrophe risk modeling.

Effective June 1, 2023, the Insurance Entities entered into multiple reinsurance agreements comprising our 2023-2024 reinsurance program. See “Item 1—Note 4 (Reinsurance).”
UPCIC/APPCIC 2023-2024 All States Reinsurance Program
•First event All States retention of $45 million.
•All States first event tower extends to $2.831 billion with no co-participation in any of the layers, no limitation on loss adjustment expenses for the non-catastrophe bond Cosaint Re Pte. Ltd. traditional reinsurance and no accelerated deposit premiums.
•Assuming a first event completely exhausts the $2.831 billion tower, the second event exhaustion point would be $912 million.
•Full reinstatement available on $867 million of non-FHCF and non-RAP first event catastrophe coverage for guaranteed second event coverage. For all layers purchased between $45 million and the RAP layer, to the extent that all of our coverage or a portion thereof is exhausted in a catastrophic event and reinstatement premium is due, we have purchased enough reinstatement premium protection ("RPP") limit to pay the premium necessary for the reinstatement of these coverages or have secured a specific second event contract.
•First event layer of 100% of $66 million in excess of $45 million established by Universal in captive insurance arrangement. While the Company retains the risk that otherwise would be transferred to third-party reinsurers for this layer, the additional risk is substantially offset by the savings in premiums that would otherwise have been paid to third-party reinsurers.
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
•For the FHCF Reimbursement Contracts effective June 1, 2023, both UPCIC and APPCIC have continued the election of the 90% coverage level. We estimate the total mandatory FHCF layer will provide approximately $1.521 billion of coverage for UPCIC, which insures to the benefit of the open market coverage secured from private reinsurers and Cosaint Re Pte. Ltd (covers UPCIC only) and we estimate the total mandatory FHCF layer will provide approximately $25.2 million of coverage for APPCIC, which insures to the benefit of the open market coverage secured from private reinsurers.
•For the participation in the RAP program for the 2023-2024 period, we estimate the total RAP layer will provide approximately $219.2 million of coverage for UPCIC and $3.6 million of coverage for APPCIC, both of which inure to the benefit of the open market coverage secured from private reinsurers.
•To further insulate future years, UPCIC has secured $277 million of catastrophe capacity below the FHCF, with contractually agreed limits that extend coverage to include the 2024 wind season. UPCIC’s catastrophe bond, secured leading up to the 2021-2022 renewal, Cosaint Re Pte. Ltd, continues to provide one limit of $150 million in this year’s program and is in its third and final year.

Reinsurers

The table below provides the A.M. Best and S&P financial strength ratings for each of the largest rated third-party reinsurers in UPCIC’s/APPCIC’s 2023-2024 all states reinsurance program:

Reinsurer	A.M. Best	S&P
Allianz Risk Transfer	A+	AA
Chubb Tempest Reinsurance Ltd.	A++	AA
Markel Bermuda Ltd.	A	A
Renaissance Reinsurance Ltd.	A+	A+
Various Lloyd’s of London Syndicates	A	A+
Florida Hurricane Catastrophe Fund (1)	N/A	N/A
(1)No rating is available, because the fund is not rated.

The cost of the 2023-2024 all states reinsurance programs for UPCIC and APPCIC is projected to be $624 million, prior to any potential reinstatement premiums due and represents approximately 31.8% of projected direct premium earned for the 12-month treaty period.
Commutations

Each insurance company participating in the FHCF is required by Florida regulations and its contract with the FHCF to begin the process of commuting the parties’ respective contractual obligations no later than sixty (60) months after the end of a contract year. The commutation process for the FHCF’s 2017-18 contract year began June 1, 2023. On that date, the Insurance Entities submitted their respective final reports of paid losses subject to reimbursement by the FHCF due to Hurricane Irma’s occurrence in the 2017-18 FHCF contract year. The Insurance Entities also reported their respective estimates of outstanding covered losses and covered losses that were incurred but not yet reported (“IBNR,” and together with paid and outstanding losses the “Ultimate Incurred Loss”) as of June 1, 2023. The commutation process will result in a final evaluation and estimate of the Ultimate

Incurred Loss, leading to the Insurance Entities’ and the FHCF’s settlement and release of obligations arising from the 2017-18 FHCF contract. The FHCF’s procedure provides for the insurer and the FHCF to first discuss the estimates and seek to agree on the present value of the expected outstanding losses and IBNR. If these discussions do not result in an agreement, the determination will be made by a three-member panel of actuaries in accordance with a procedure set forth in the FHCF contract.

The amount of the Insurance Entities’ Ultimate Incurred Loss attributable to 2017-18 FHCF contract year is not fully known and is subject to uncertainties. The Insurance Entities have long maintained and periodically update claims and data procedures for reporting covered losses to the FHCF. In anticipation of submitting their final proofs of loss as of June 1, 2023, the Insurance Entities reviewed and refined these procedures and the resulting data in accordance with FHCF requirements, including areas identified by the FHCF to participating insurers as common reporting errors observed in its examinations (which, according to FHCF reports, includes more than 80 examinations of participating insurers’ Hurricane Irma loss reports). This review resulted in adjustments to the Insurance Entities’ procedures and data. Additionally, the Insurance Entities’ estimates of Ultimate Incurred Loss depend on factors that are inherently difficult to quantify, including considerations unique to Hurricane Irma and the Florida property insurance market that have caused and might continue to cause losses attributable to the 2017-18 contract year to differ from historical patterns, experience in other states, and experience in prior private market or FHCF commutations. There is no assurance that the Insurance Entities have been or will be able to accurately estimate the Ultimate Incurred Loss, that the Insurance Entities and the FHCF will agree on the present value of the Ultimate Incurred Loss, or that the Ultimate Incurred Loss will develop in an amount equal to or less than the amount for which the Insurance Entities are reimbursed.

The Insurance Entities commute reinsurance contracts from time to time, including FHCF contracts as and when required by the contracts and related regulations. The Insurance Entities currently do not anticipate having covered losses from Hurricane Michael exceeding their applicable FHCF attachment points and therefore do not currently expect that commutation of their respective 2018-19 FHCF contracts will involve the commutation processes described above to the same extent. Although the Insurance Entities also do not currently have paid losses from Hurricane Ian exceeding their respective FHCF attachment points in their 2022-23 FHCF contracts, UPCIC has projected that its Ultimate Incurred Loss will exceed its FHCF attachment point. Accordingly, assuming its paid losses ultimately exceed its FHCF attachment point, and subject to any intervening changes in FHCF regulations or procedures, UPCIC will commute its 2022-23 FHCF contract in a process similar to that described above beginning not later than June 1, 2028.

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
Highlights for the quarter ended June 30, 2023
•The Insurance Entities successfully secured a combined 2023-2024 all states reinsurance program providing a total limit protection of $2.8 billion to the Insurance Entities. The limits include use of the internal captive insurance entity. The estimated cost to the Insurance Entities, as a percentage of estimated direct premium earned for the 12-month treaty period decreased from 37.6% of estimated premiums to 31.8% for the 2023-2024 program, with no accelerated deposit premiums.
•Rate filings and inflation adjustments to policy insured values are increasing written and earned premium as the new rates and property insured values take effect on policy renewals and new business, and earn prospectively over the policy period.
•Management has been prudently managing new and renewal business risk selection, improving risk exposure diversification and moderating new business growth rates, compared to prior years, while rate increases are taking effect to improve profitability. As a result of management’s efforts to manage exposures and in conjunction with competition from Citizens, the number of total policies in force has been decreasing, partially offsetting increases in written and earned premium driven by rate increases and inflation increases to insured values. Management has recently worked to open up additional territories in Florida as rate increases earn in and the benefits of recent favorable Florida legislation takes affect.
•Net investment income increased as cash and maturing interest earning investments are redeployed into higher interest rates.
•The losses and LAE, net ratio was 73.8% this quarter compared to 72.3% in the same period last year. The increase of 1.5 loss ratio points was primarily due to an increase in net prior year development.
•Other operating expenses and acquisition cost management efforts along with higher premiums from rate increase actions have lowered the expense ratio. Over the past two years, commissions paid on renewal policies in Florida have been reduced to 8% from 12% two years ago. The rollout to this new lower commission rate was concluded in May 2023. The benefit of lower commission rates is realized over twelve months as policies are renewed under the lower commission rate structure.
•The Company continued to return shareholder value with quarterly dividends and share repurchases. Also, during the quarter, the Company approved a new share repurchase plan permitting share repurchases not to exceed $20 million during the period June 12, 2023 until June 10, 2025.
•The Company entered into a June 30, 2023 committed, unsecured $40.0 million (previously$37.5 million) revolving credit line with JP Morgan Chase Bank N.A. As of June 30, 2023, the Company has not borrowed any amount under this revolving loan.
•UPCIC filed its initial rate filing in Wisconsin (a new expansion state in 2023), which was subsequently approved.
•UPCIC filed with its regulators in Hawaii to withdraw from the state. There are approximately 1,459 policies in Hawaii as of June 30, 2023. The withdrawal and nonrenewal of policies in Hawaii are expected to be completed within a year.
•In December 2022, the Florida legislature enacted new legislation intended to improve the Florida insurance market by making changes to the property insurance claims process, including the repeal of policyholders’ statutory one-way right to attorneys’ fees in property insurance claims and the elimination of the assignment of benefits, which have been driving up claims costs and loss adjustment expenses over the past several years. In the 2023 regular legislative session, the Florida legislature supplemented these reforms with additional statutory changes that became effective in May 2023. We are optimistic these changes will improve the claims environment in Florida as the changes become effective.

Second quarter of fiscal 2023 results of operations comparisons are to second quarter of fiscal 2022 (unless otherwise specified).
Results of Operations — Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Net income for the three months ended June 30, 2023 was $28.6 million compared to $7.4 million for the same period in 2022. Benefiting the quarter were increases in premiums earned, net, an increase in net investment income, an increase in commission revenue, realized and unrealized gains during the second quarter of 2023 compared to realized and unrealized losses in the same period of the prior year, an increase in other revenue and a reduction in general and administrative expenses offset by a decrease in policy fees, and an increase in losses and LAE. Direct premium earned and premiums earned, net were up 8.1% and 9.5%, respectively, due to premium growth in the majority of states in which we are licensed and writing during the past 12 months, mostly as a result of rate increases implemented during 2022 and 2023. The net loss and LAE ratio was 73.8% for the three months ended June 30, 2023, compared to 72.3% for the same period in 2022 reflecting higher net prior years’ reserve development. As a result of the above and further explained below, the combined ratio for the three months ended June 30, 2023 was 99.1% compared to 100.9% for the three months ended June 30, 2022. Also see the discussion above under “Overview—Trends” regarding our response to the Florida market.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Three Months Ended June 30,		Change
	2023	2022	$	%
REVENUES
Direct premiums written	$547,126	$532,527	$14,599	2.7%
Change in unearned premium	(83,802)	(103,722)	19,920	(19.2)%
Direct premium earned	463,324	428,805	34,519	8.1%
Ceded premium earned	(160,050)	(151,744)	(8,306)	5.5%
Premiums earned, net	303,274	277,061	26,213	9.5%
Net investment income	11,282	5,221	6,061	116.1%
Net realized gains (losses) on investments	882	(725)	1,607	NM
Net change in unrealized gains (losses) of equity securities	1,731	(8,884)	10,615	NM
Commission revenue	14,986	11,404	3,582	31.4%
Policy fees	5,384	5,940	(556)	(9.4)%
Other revenue	2,031	1,989	42	2.1%
Total revenues	339,570	292,006	47,564	16.3%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	223,727	200,304	23,423	11.7%
General and administrative expenses	76,675	79,291	(2,616)	(3.3)%
Total operating costs and expenses	300,402	279,595	20,807	7.4%
Interest and amortization of debt issuance costs	1,629	1,731	(102)	(5.9)%
INCOME (LOSS) BEFORE INCOME TAXES	37,539	10,680	26,859	251.5%
Income tax expense (benefit)	8,973	3,310	5,663	171.1%
NET INCOME (LOSS)	$28,566	$7,370	$21,196	287.6%
Other comprehensive income (loss), net of taxes	(5,866)	(29,656)	23,790	(80.2)%
COMPREHENSIVE INCOME (LOSS)	$22,700	$(22,286)	$44,986	NM
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$0.93	$0.24	$0.69	287.5%
Weighted average diluted common shares outstanding	30,659	30,883	(224)	(0.7)%

NM – Not Meaningful

Revenues
Direct premiums written increased by $14.6 million, or 2.7%, for the quarter ended June 30, 2023, driven by premium growth within our Florida business of $3.8 million, or 0.8%, and premium growth in our other states business of $10.8 million, or 13.6%, as compared to the same period during the prior year. Rate increases approved in 2022 and 2023 for Florida and for certain other states and policy inflation adjustments were the principal driver of higher written premiums. The slower rate of growth in the second quarter of 2023 compared to prior quarters reflects management’s intent to effectively manage new and renewal business as well as the competitive advantage of Citizens, where rates are frequently lower than those available in the admitted market. In total, policies in force declined 39,171, or 4.6%, from 848,856 at December 31, 2022 to 809,685 at June 30, 2023. A summary of the recent rate increases which are driving increases in written premium, the Florida marketplace and competition from lower cost policies offered by Citizens is discussed above under “—Overview—Trends.”
Rate changes are applied on new business submissions and renewals from the effective date of their renewal, and then are earned subsequently over the policy period. The recent rate and inflation increases in Florida are in response to rising claim costs in recent years driven by higher costs of material and labor associated with claims, the cost of weather events, the rising cost of catastrophe and other reinsurance protecting policyholders and, more importantly, the prevalence of represented and litigated claims in Florida. Due to the time associated with analyzing data, preparing, and submitting rate filings, implementing new rate levels, and earning the corresponding premiums, the Insurance Entities’ rate adjustments typically lag behind their experience by months or even years. In addition, the Insurance Entities’ policies provide for coverage limits to be adjusted at renewal, which adjust insured value coverage limits for the impact of changes in inflation occurring since the prior renewal. This is based on third-party industry data sources that monitor inflation factors such as changes in costs for residential building materials and labor.
During 2023, management continued efforts to prudently manage policy counts and exposures intended to slow the growth of certain exposures relating to new business compared to prior years while filed rate increases are taking effect. Reduced new business writings and the impact of selected policy non-renewals, as well as the effect of Citizens’ statutory rate caps in suppressing its rates below those of the admitted market, have resulted in a decline in policies in force during the quarter of 18,296, or 2.2%, from 827,981 at March 31, 2023 to 809,685 at June 30, 2023. Direct premiums written continue to increase across the majority of states in which we conduct business due to rate increases. As a result of our business strategy, rate changes and disciplined underwriting initiatives, we have seen a decrease in policies in force, a decrease in total insured value and an increase in premium in force. We were authorized to write policies in 19 states during both of the second quarters of 2023 and 2022. In addition, we are authorized to do business in Tennessee with plans to submit product filings in that state, and have submitted an initial rate filing in Wisconsin which was subsequently approved. UPCIC has filed to withdraw its authority to write policies in Hawaii, and has commenced a plan to non-renew all of its policies in Hawaii (1,459 policies as of June 30, 2023). At June 30, 2023, policies in force decreased 84,933 policies, or 9.5%; premium in force increased $112.5 million, or 6.4%; and total insured value decreased $2.6 billion, or 0.8%, compared to June 30, 2022.
The following table provides direct premiums written for Florida and Other States for the three months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended
	June 30, 2023		June 30, 2022		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$456,984	83.5%	$453,168	85.1%	$3,816	0.8%
Other states	90,142	16.5%	79,359	14.9%	10,783	13.6%
Total	$547,126	100.0%	$532,527	100.0%	$14,599	2.7%

We seek to prudently grow and generate long-term rate adequate premium in each state where we offer policies. Our diversification strategy seeks to increase business outside of Florida and to improve geographical distribution within Florida.
Direct premium earned increased by $34.5 million, or 8.1%, for the quarter ended June 30, 2023, reflecting the earning of premiums written over the past 12 months, including the benefit of rate changes due to primary rate filings, filings to cover increased reinsurance costs as well as policy premium adjustments due to increases in insured values caused by inflation.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. The Ceded premium represents premiums paid to reinsurers for this protection and is a cost which reduces net written and net earned premiums. Hurricane Ian triggered reinstatement premiums, increasing ceded premium written by $24.6 million which was earned from September 28, 2022 through May 31, 2023, increasing ceded premium earned for the second quarter of 2023 by $6.0 million. In total, ceded premium earned increased $8.3 million, or 5.5%, for the quarter ended June 30, 2023, as compared to the same period of the prior year. The increase in reinsurance costs reflects the reinstatement premium for Hurricane Ian and an increase in the value of exposures we insure; increased pricing for the 2022-2023 reinsurance program which expired on May 31, 2023, when compared 2021-2022 reinsurance program which expired on May 31, 2022, and differences in the structure and design of the respective programs partially offset by lower reinsurance costs in June 2023 with the commencement of the 2023-2024 contract period. Reinsurance costs, as a percentage of direct premium earned, decreased from 35.4% for the three months ended June 30, 2022 to 34.5% for the three months ended June 30, 2023. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period which typically runs from June 1st to May 31st. See the discussion above for the Insurance Entities’ 2023-2024 reinsurance programs and “Item 1—Note 4 (Reinsurance).”
Premiums earned, net of ceded premium earned, grew by 9.5%, or $26.2 million, to $303.3 million for the three months ended June 30, 2023, reflecting an increase in direct premium earned partially offset by increased costs for reinsurance.
Net investment income was $11.3 million for the three months ended June 30, 2023, compared to $5.2 million for the same period in 2022, an increase of $6.1 million, or 116.1%. Invested cash balances along with liquidity generated by our investment portfolio from new deposits and maturities, principal repayments, and interest received throughout 2022 and into 2023 was invested at higher rates, resulting in an increase in investment returns on our portfolio and cash balances.
We look to optimize our investment portfolio on a rolling basis, which from time-to-time results in portfolio restructuring opportunities. During the three months ended June 30, 2023, sales of available-for-sale debt securities resulted in net realized losses of $21 thousand and sales of equity securities resulted in net realized gains of $0.9 million, in total generating net realized gains of $0.9 million during the second quarter of 2023. During the three months ended June 30, 2022, sales of available-for-sale debt securities resulted in net realized losses of $0.9 million and sales of equity securities resulted in net realized gains of $0.2 million, in total generating net realized losses of $0.7 million during the second quarter of 2022. See “Item 1—Note 3 (Investments).”
There was a $1.7 million net unrealized gain in equity securities during the three months ended June 30, 2023, largely driven by overall equity market appreciation, compared to a $8.9 million net unrealized loss in equity securities during the three months ended June 30, 2022.
Commission revenue is comprised principally of brokerage commissions we earn from traditional open market third-party reinsurers, which excludes reinsurance provided by the State of Florida and reinsurance provided by Cosaint Re (catastrophe bond). Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. Reinstatement premiums for Hurricane Ian resulted in $13.1 million of additional brokerage commissions which was earned from September 28, 2022 through May 31, 2023, increasing brokerage commission revenue earned by $3.2 million for the second quarter of 2023. For the three months ended June 30, 2023, commission revenue was $15.0 million, compared to $11.4 million for the three months ended June 30, 2022. The increase in commission revenue of $3.6 million, or 31.4%, for the three months ended June 30, 2023 was primarily due to additional commissions from Hurricane Ian reinstatement premiums and to increased commissions from third-party reinsurers earned on increased reinsurance premiums which is attributable to growth in our insured values, as well as the difference in pricing and structure associated with our reinsurance program when compared to the prior year.
Policy fees for the three months ended June 30, 2023 were $5.4 million compared to $5.9 million for the same period in 2022. The decrease of $0.5 million, or 9.4%, was the result of a decrease in the combined total number of new and renewal policies written during the three months ended June 30, 2023 compared to the same period in 2022 in states where we are permitted to charge this fee.
Other revenue, representing revenue from policy installment fees, premium financing and other miscellaneous income, was relatively flat for the three months ended June 30, 2023 compared to the same period in 2022.
Non-GAAP
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities, was $337.0 million for the three months ended June 30, 2023 compared to $301.6 million for the same period in 2022. The increase in core revenue primarily stems from higher net premiums earned, net investment income and commission revenue.
Operating Costs and Expenses
Losses and Loss Adjustment Expenses

Losses and LAE, net of reinsurance recoveries was $223.7 million for three months ended June 30, 2023, compared to $200.3 million, for three months ended June 30, 2022. The net losses and LAE ratio was 73.8% this quarter compared to 72.3% in the same period last year. The increase of 1.5 loss ratio points was primarily due to an increase in net prior year development as net claim development exceeded amounts previously estimated particularly for Hurricanes Irma and Sally, partly offset by a lower current accident year net loss ratio. See “— Item 1—Note 4 (Reinsurance)” for additional details.

Losses and LAE experience in recent years, including the second quarter of 2023, reflects the financial impacts of rising claim costs under prior Florida law and other market conditions in Florida, which the Florida Legislature has been attempting to address with the passage of legislation spanning several years. The most recent and significant statutory changes were made during a special legislative session held in December 2022. Also see the discussion above under “Overview—Trends” regarding our response to the Florida market.

Prior year development was $13.8 million in the second quarter ended June 30, 2023 compared to $3.7 million in the second quarter of 2022. The prior year increase in loss and LAE estimates reflects differences in the settlement of prior gross and ceded claims compared to previous estimates particularly related to non-CAT weather events and Hurricanes Irma and Sally, which predate the most significant reform legislation and have not benefited significantly from the statutory changes.

Losses and LAE, net for the current accident year was $209.9 million or 69.2 net loss ratio points for the three months ended June 30, 2023, compared to $196.6 million, or 71.0 net loss ratio points for the three months ended June 30, 2022. Management increased its estimate of expected losses for the 2023 accident year in the second quarter by 2.5 loss ratio points relating to business written by UPCIC. This increase is before the financial benefit generated from claims service operations as discussed below. This increase took into consideration several factors including historical and recent losses and LAE experience, including claims payment patterns, trends in LAE and weather trends in the current accident year. Also see the discussion above under “Overview—Trends” regarding our response to the Florida market.

Current accident year losses and LAE also reflect a financial benefit from activities performed by the claims affiliate within our holding company system on behalf of our Insurance Entities when losses and LAE are ceded under our reinsurance contracts. The financial benefit is reflected as a reduction to the current accident year LAE at the consolidated level. During the three months ended June 30, 2023, these claims related activities generated a financial benefit of $25.0 million compared to a financial loss of $0.2 million during the three months ended June 30, 2022.

Historically, our net losses and LAE experience, including from Hurricane Irma, has been largely mitigated by ceding losses from hurricanes to reinsurers including the FHCF. See discussion in “—REINSURANCE” section above for a discussion about the pending commutation with the FHCF for the 2017-2018 treaty period. As of June 1, 2023, we began the FHCF commutation process which ultimately will result in a final determination of and payment for known and unknown or unreported claims from Hurricane Irma, effective as of the commutation date, with a potential in the future for gain or loss as final claim settlements vary from amounts used in the determination of the commutation amount. The Florida litigation environment under prior laws has made it difficult to determine an estimate for the value of the ultimate liability on Irma claims. As a result, the amount agreed upon or determined in commutation may not be sufficient to absorb the financial impact of final claim settlements on all Hurricane Irma claims, as those claims settle in the future.
General and Administrative Expenses
For the three months ended June 30, 2023, general and administrative expenses were $76.7 million compared to $79.3 million during the same period in 2022, as follows (dollars in thousands):

	Three Months Ended
	June 30,				Change
	2023		2022		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$303,274		$277,061		$26,213	9.5%
General and administrative expenses:
Policy acquisition costs	52,006	17.2%	54,100	19.5%	(2,094)	(3.9)%
Other operating costs	24,669	8.1%	25,191	9.1%	(522)	(2.1)%
Total general and administrative expenses	$76,675	25.3%	$79,291	28.6%	$(2,616)	(3.3)%
General and administrative expenses decreased by $2.6 million, which was the result of a decrease in policy acquisition costs of $2.1 million and a decrease in other operating costs of $0.5 million. The total general and administrative expense ratio was 25.3% for the three months ended June 30, 2023 compared to 28.6% for the same period in 2022.

•The decrease in policy acquisition costs of $2.1 million reflects a reduction in the commission rate paid to agents on the renewal of Florida policies, which was reduced by two percentage points from 10% to 8% effective May 1, 2022, which benefited future periods as the new rate structure applied prospectively. Additionally, benefiting the reduction, there was a lower level of new business policies written, which pays a higher commission rate. The decrease in the Florida renewal commission rate paid to agents and lower level of new business also reduced the ratio of policy acquisition costs to net premiums earned.
•The decrease in other operating costs of $0.5 million was driven by lower performance bonuses partially offset by an increase in policy costs, stock-based compensation, legal and consulting fees. The other operating cost ratio was 8.1% for the three months ended June 30, 2023, compared to 9.1% for the same period in 2022 decrease due to economies of scale as a result of premium growth.
As a result of the trends discussed above for losses and LAE and general and administrative expenses, the combined ratio for the second quarter ended June 30, 2023 was 99.1% compared to 100.9% for the same period in 2022.

Interest and Amortization of Debt Issuance Costs
Interest and amortization of debt issuance costs was $1.6 million for the three months ended June 30, 2023 compared to $1.7 million for the same period in 2022. Interest and amortization of debt issuance costs represents amounts we incur on our outstanding long-term debt at the applicable interest rates and amortization of debt issuance costs on our 5.625% Senior Unsecured Notes. See “Item 1—Note 7 (Long-term debt)” for additional details.
Income Tax Expense/(Benefit)
Income tax expense was $9.0 million for the quarter ended June 30, 2023 compared to an income tax expense of $3.3 million for the quarter ended June 30, 2022. Our effective tax rate (“ETR”) decreased to 23.9% for the three months ended June 30, 2023, as compared to 31.0% for the three months ended June 30, 2022. The ETR for the period ending June 30, 2023 decreased as a result of a lower ratio of permanent items relative to pre-tax book income, principally non-deductible compensation. See “Item 1—Note 9 (Income Taxes)” for additional details.
Other Comprehensive Income (Loss)
Other comprehensive loss, net of taxes for the three months ended June 30, 2023, was $5.9 million compared to other comprehensive loss of $29.7 million for the same period in 2022, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income (loss) for available-for-sale debt securities sold. We saw increased market yields on securities purchased in late 2021 and 2022 and increased unrealized losses on our portfolio during those periods, reflected after-tax in the equity section of our balance sheet as increased interest rates negatively impacted the fair value on much of our available-for-sale debt securities. Unrealized losses increased during the second quarter of 2023 in response to interest fluctuations and credit spreads decreasing valuations. See the discussion above under “—Revenues” and “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods.
Non-GAAP
Adjusted operating income (loss) represents GAAP operating income (loss), excluding net realized gains (losses) on investments and net change in unrealized gains (losses) of equity securities. Adjusted operating income was $36.6 million for the three months ended June 30, 2023 compared to adjusted operating income of $22.0 million for the same period in 2022.
Adjusted operating income (loss) margin, represents adjusted operating income (loss) divided by core revenue. Adjusted operating income margin was 10.8% for the three months ended June 30, 2023 compared to adjusted operating income margin of 7.3% for the same period in 2022.
Adjusted net income (loss) attributable to common stockholders represents GAAP net income (loss) attributable to common stockholders, less after-tax net realized gains (losses) on investments and net change in unrealized gains (losses) of equity securities. Adjusted net income attributable to common stockholders was $26.6 million for the three months ended June 30, 2023 compared to adjusted net income attributable to common stockholders of $14.6 million for the same period in 2022.
Diluted adjusted earnings (loss) per common share represents adjusted net income (loss) available to common stockholders divided by weighted average diluted common shares outstanding. Diluted adjusted earnings per common share was $0.87 for the three months ended June 30, 2023 compared to diluted adjusted earnings per common share of $0.47 for the same period in 2022.

The six months ended June 30, 2023 results of operations comparisons are to the corresponding prior year period (unless otherwise specified).
Results of Operations — Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net income was $52.7 million for the six months ended June 30, 2023 compared to $24.9 million for the six months ended June 30, 2022. Benefiting the six months ended June 30, 2023 were increases in premiums earned, net, an increase in net investment income, an increase in commission revenue, and realized and unrealized gains during the first half of 2023 compared to realized and unrealized losses in the same period of the prior year. These were partially offset by a decrease in revenue from policy fees, and an increase in operating costs and expenses. Direct premium earned and premiums earned, net were up 8.9% and 7.2%, respectively, due to premium growth in the majority of states in which we are licensed and writing during the past 12 months, mostly as a result of rate increases implemented during 2022 and 2023. The net loss and LAE ratio was 73.4% for the six months ended June 30, 2023, compared to 70.6% for the same period in 2022 reflecting higher core losses and prior years’ reserve development, offset by the absence of separately reported weather events in the first half of 2023. As a result of the above and as further explained below, the combined ratio for the six months ended June 30, 2023 was 99.5% compared to 99.4% for the six months ended June 30, 2022. Also see the discussion above under “Overview - Trends” regarding our response to the Florida market.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Six Months Ended June 30,		Change
	2023	2022	$	%
REVENUES
Direct premiums written	$957,228	$929,008	$28,220	3.0%
Change in unearned premium	(38,536)	(85,600)	47,064	(55.0)%
Direct premium earned	918,692	843,408	75,284	8.9%
Ceded premium earned	(333,194)	(297,283)	(35,911)	12.1%
Premiums earned, net	585,498	546,125	39,373	7.2%
Net investment income	21,980	9,263	12,717	137.3%
Net realized gains (losses) on investments	94	(667)	761	NM
Net change in unrealized gains (losses) of equity securities	2,688	(12,280)	14,968	NM
Commission revenue	32,268	22,565	9,703	43.0%
Policy fees	9,551	10,719	(1,168)	(10.9)%
Other revenue	3,999	3,763	236	6.3%
Total revenues	656,078	579,488	76,590	13.2%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	429,881	385,410	44,471	11.5%
General and administrative expenses	152,602	157,588	(4,986)	(3.2)%
Total operating costs and expenses	582,483	542,998	39,485	7.3%
Interest and amortization of debt issuance costs	3,265	3,339	(74)	(2.2)%
INCOME (LOSS) BEFORE INCOME TAXES	70,330	33,151	37,179	112.2%
Income tax expense (benefit)	17,591	8,244	9,347	113.4%
NET INCOME (LOSS)	$52,739	$24,907	$27,832	111.7%
Other comprehensive income (loss), net of taxes	7,925	(72,566)	80,491	NM
COMPREHENSIVE INCOME (LOSS)	$60,664	$(47,659)	$108,323	NM
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$1.72	$0.80	$0.92	115.0%
Weighted average diluted common shares outstanding	30,633	31,060	(427)	(1.4)%

NM – Not Meaningful

Revenues
Direct premiums written increased by $28.2 million, or 3.0%, for the six months ended June 30, 2023, driven by premium growth within our Florida business of $6.7 million, or 0.9%, and premium growth in our other states business of $21.5 million, or 15.2%, as compared to the same period of the prior year. Rate increases approved in 2022 and 2023 for Florida and for certain other states and policy inflation adjustments were the principal driver of higher written premiums. The slower rate of growth in Florida in the first half of 2023 compared to the same period of the prior year reflects management’s intent to effectively manage new and renewal business as well as the competitive effects of Citizens, where rates are frequently lower than those available in the admitted market. In total, policies in force declined 39,171, or 4.6%, from 848,856 at December 31, 2022 to 809,685 at June 30, 2023. A summary of the recent rate increases which are driving increases in written premium, the Florida marketplace and competition from lower cost policies offered by Citizens is discussed above under “—Overview—Trends.”
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
During 2023, management continued efforts to prudently manage policy counts and exposures intended to slow the growth of certain exposures relating to new business compared to prior years while filed rate increases are taking effect. Reduced new business writings and the impact of selected policy non-renewals, as well as the effect of Citizens’ statutory rate caps in suppressing its rates below those of the admitted market, have resulted in a decline in policies in force of 39,171, or 4.6%, during 2023 from 848,856 at December 31, 2022 to 809,685 at June 30, 2023. Direct premiums written continue to increase across the majority of states in which we conduct business due to rate increases. As a result of our business strategy, rate changes and disciplined underwriting initiatives, we have seen a decrease in policies in force, a decrease in total insured value and an increase in premium in force. We were authorized to write policies in 19 states during 2022 and 2023. In addition, we are authorized to do business in Tennessee with plans to submit product filings in that state, and have submitted an initial rate filing in Wisconsin which was subsequently approved. UPCIC has filed to withdraw its authority to write policies in Hawaii, and has commenced a plan to non-renew all of its policies in Hawaii (1,459 policies as of June 30, 2023). At June 30, 2023, policies in force decreased 84,933 policies, or 9.5%, premium in force increased $112.5 million, or 6.4%, and total insured value decreased $2.6 billion, or 0.8%, compared to June 30, 2022.
The following table provides direct premiums written for Florida and Other States for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Six Months Ended
	June 30, 2023		June 30, 2022		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$794,349	83.0%	$787,605	84.8%	$6,744	0.9%
Other states	162,879	17.0%	141,403	15.2%	21,476	15.2%
Total	$957,228	100.0%	$929,008	100.0%	$28,220	3.0%

We seek to prudently grow and generate long-term rate adequate premium in each state where we offer policies. Our diversification strategy seeks to increase business outside of Florida and to improve geographical distribution within Florida.
Direct premium earned increased by $75.3 million, or 8.9%, for the six months ended June 30, 2023, reflecting the earning of premiums written over the past 12 months, including the benefit of rate changes due to primary rate filings.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. The Ceded premium represents premiums paid to reinsurers for this protection and is a cost which reduces net written and net earned premiums. Hurricane Ian triggered reinstatement premiums, increasing ceded premium written by $24.6 million which was earned from September 28, 2022 through May 31, 2023, increasing ceded premium earned during 2023 by $15.1 million. In total, ceded premium earned increased $35.9 million, or 12.1%, for the six months ended June 30, 2023 as compared to the same period of the prior year. The increase in reinsurance costs reflects the reinstatement premium for Hurricane Ian and an increase in the value of exposures we insure; increased pricing when compared to the expired reinsurance program and differences in the structure and design of the respective programs on the expiring reinsurance programs. Reinsurance costs, as a percentage of direct premium earned, increased from 35.2% in 2022 to 36.3% in 2023. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period which typically runs from June 1st to May 31st. See the discussion above for the Insurance Entities’ 2023-2024 reinsurance programs and “Item 1—Note 4 (Reinsurance).”

Premiums earned, net of ceded premium earned, grew by 7.2%, or $39.4 million, to $585.5 million for the six months ended June 30, 2023, reflecting an increase in direct premium earned partially offset by increased costs for reinsurance.
Net investment income was $22.0 million for the six months ended June 30, 2023, compared to $9.3 million for the same period in 2022, an increase of $12.7 million, or 137.3%. Invested cash balances along with liquidity generated by our investment portfolio from new deposits and maturities, principal repayments and interest received throughout 2022 and into 2023 was invested at higher rates, resulting in an increase in investment returns on our portfolio and cash balances.
We look to optimize our investment portfolio on a rolling basis, which from time-to-time results in portfolio restructuring opportunities. During the six months ended June 30, 2023, sales of available-for-sale debt securities resulted in net realized losses of $0.7 million and sales of equity securities resulted in net realized gains of $0.8 million, in total generating net realized gains of $0.1 million. During the six months ended June 30, 2022, sales of available-for-sale debt securities resulted in net realized losses of $1.2 million and sales of equity securities resulted in net realized gains of $0.5 million, in total generating net realized losses of $0.7 million. See “Item 1—Note 3 (Investments).”
There were $2.7 million net unrealized gains in equity securities during the six months ended June 30, 2023 compared to $12.3 million net unrealized losses in equity securities during the six months ended June 30, 2022. Net change in unrealized gains or losses for equity securities still held at the end of the reported period are recorded at fair value in the Condensed Consolidated Balance Sheet with changes in the fair market value of equity securities reported in current period earnings in the Condensed Consolidated Statements of Income within net change in unrealized gains (losses) of equity securities as they occur. See “Item 1—Note 3 (Investments).”
Commission revenue is comprised principally of brokerage commissions we earn from traditional open market third-party reinsurers, which excludes reinsurance provided by the State of Florida and reinsurance provided by Cosaint Re (catastrophe bond). Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. Reinstatement premiums for Hurricane Ian resulted in $13.1 million of additional brokerage commissions which were earned prospectively from September 28, 2022 to May 31, 2023, increasing brokerage commission revenue earned by $8.1 million for the first half of 2023. For the six months ended June 30, 2023, commission revenue was $32.3 million, compared to $22.6 million for the six months ended June 30, 2022. The increase in commission revenue of $9.7 million, or 43.0%, for the six months ended June 30, 2023 was primarily due to additional commissions from Hurricane Ian reinstatement premiums and to increased commissions from third-party reinsurers earned on increased reinsurance premiums which is attributable to growth in our insured values, as well as the difference in pricing and structure associated with our reinsurance program when compared to the prior year.
Policy fees for the six months ended June 30, 2023 were $9.6 million compared to $10.7 million for the same period in 2022. The decrease of $1.1 million, or 10.9%, was the result of a decrease in the combined total number of new and renewal policies written during the six months ended June 30, 2023 compared to the same period in 2022 in states where we are permitted to charge this fee.
Other revenue, representing revenue from policy installment fees, premium financing and other miscellaneous income for the six months ended June 30, 2023 was relatively flat when compared to the same period in 2022.
Non-GAAP
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net change in unrealized gains (losses) of equity securities, was $653.3 million for the six months ended June 30, 2023 compared to $592.4 million for the same period in 2022.
Operating Costs and Expenses
Losses and Loss Adjustment Expenses

Losses and LAE, net of reinsurance recoveries was $429.9 million for six months ended June 30, 2023, compared to $385.4 million, for six months ended June 30, 2022. The net losses and LAE ratio was 73.4% for the current year period compared to 70.6% in the same period last year. The increase of 2.9 loss ratio points was due to an increase in net prior year development as net claim development exceeded amounts previously estimated and an increase current accident year losses and LAE, net, partially offset by a decrease in excess weather compared to the prior year period. See “Item 1—Note 4(Reinsurance)” for additional details.

Losses and LAE experience in recent years including the first six months of 2023, reflects the financial impacts of rising claim costs under the prior Florida law and other market conditions in Florida that the Florida Legislature has been attempting to address with the passage of legislation spanning several years. The most recent and significant statutory changes were made during a special legislative session held in December 2022 and then again in a regular legislative session ending in May 2023. Also see the discussion above under “Overview—Trends” regarding our response to the Florida market.

Prior year development was $17.1 million in the six months ended June 30, 2023 compared to $4.4 million in the six months ended June 30, 2022. The prior year increase in loss and LAE estimates reflects differences in the settlement of prior gross and ceded claims compared to previous estimates particularly related to non-CAT weather events and Hurricanes Irma and Sally, which predate the most significant reform legislation and have not benefited significantly from the statutory changes.

Losses and LAE, net for the current accident year was $412.7 million or 70.5 net loss ratio points for the six months ended June 30, 2023, compared to $376.5 million, or 69.0 net loss ratio points for the six months ended June 30, 2022. Management increased its estimate of expected losses relating to business written by UPCIC for the current accident year by 2.5 loss ratio points during the first six months of 2023. This increase in the loss ratio is before the financial benefit generated from claims service operations as discussed below. This increase took into consideration several factors including historical and recent losses and LAE, including claims payment patterns, trends in LAE and weather trends in the current accident year. Also see the discussion above under “Overview—Trends” regarding our response to the Florida market.

Current accident year losses and LAE also reflect a financial benefit from activities performed by the claims affiliate within our holding company system on behalf of our Insurance Entities when losses and LAE are ceded under our reinsurance contracts. The financial benefit is reflected as a reduction to the current accident year LAE at the consolidated level. During the six months ended June 30, 2023, these claims related activities generated a financial benefit of $30.8 million compared to a financial benefit of $1.9 million during the six months ended June 30, 2022.

There was no excess weather recorded during the six months ended June 30, 2023 compared to $4.5 million of excess weather recorded during the six months ended June 30, 2022.

Historically, our net losses and LAE experience, including from Hurricane Irma, has been largely mitigated by ceding losses from hurricanes to reinsurers including the FHCF. See discussion in “—REINSURANCE” section above for a discussion about the pending commutation with the FHCF for the 2017-2018 treaty period. As of June 1, 2023, we began the FHCF commutation process which ultimately will result in a final determination of and payment for known and unknown or unreported claims from Hurricane Irma, effective as of the commutation date, with a potential in the future for gain or loss as final claim settlements vary from amounts used in the determination of the commutation amount. The Florida litigation environment under prior law has made it difficult to determine an estimate for the value of the ultimate liability on Irma claims. As a result, the amount agreed upon or determined in commutation may not be sufficient to absorb the financial impact of final claim settlements on all Hurricane Irma claims, as those claims settle in the future.

General and Administrative Expenses
General and administrative expenses were $152.6 million for the six months ended June 30, 2023, compared to $157.6 million during the same period in 2022, as follows (dollars in thousands):

	Six Months Ended
	June 30,				Change
	2023		2022		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$585,498		$546,125		$39,373	7.2%
General and administrative expenses:
Policy acquisition costs	103,697	17.7%	108,823	19.9%	(5,126)	(4.7)%
Other operating costs	48,905	8.4%	48,765	8.9%	140	0.3%
Total general and administrative expenses	$152,602	26.1%	$157,588	28.8%	$(4,986)	(3.2)%

General and administrative expenses decreased by $5.0 million, which was the result of a decrease in policy acquisition costs of $5.1 million offset by an increase in other operating costs of $0.1 million. The total general and administrative expense ratio was 26.1% for the six months ended June 30, 2023 compared to 28.8% for the six months ended June 30, 2022.
•The decrease in policy acquisition costs of $5.1 million reflects a reduction in the commission rate paid to agents on the renewal of Florida policies, which was reduced by two percentage points from 10% to 8% effective May 1, 2022, which benefits future periods as the new rate structure applies prospectively and a lower level of new business that pays a higher commission rate. The decrease in the Florida renewal commission rate paid to agents and lower level of new business also reduced the ratio of policy acquisition costs to net premiums earned.
•The increase in other operating costs of $0.1 million was primarily driven by increases in salaries and employee benefits, stock-based compensation, legal and consulting fees, mostly offset by a decrease in performance bonuses and policy costs. The other operating cost ratio was 8.4% for the six months ended June 30, 2023 compared to 8.9% for the same period in 2022 decrease due to economies of scale as premium base increases from rate changes.
As a result of the trends discussed above for losses and LAE and general and administrative expense, the combined ratio for the six months ended June 30, 2023 was 99.5% compared to 99.4% for the same period in 2022.

Interest and Amortization of Debt Issuance Costs
Interest and amortization of debt issuance costs was $3.3 million for each of the six months ended June 30, 2023 and 2022. Interest and amortization of debt issuance costs represents amounts we incur on our outstanding long-term debt at the applicable interest rates and amortization of debt issuance costs on our 5.625% Senior Unsecured Notes. See “Item 1—Note 7 (Long-term debt)” for additional details.
Income Tax Expense/(Benefit)

Income tax expense was $17.6 million for the six months ended June 30, 2023, compared to income tax expense of $8.2 million for the six months ended June 30, 2022. Our ETR increased to 25.0% for the six months ended June 30, 2023, as compared to 24.9% for the six months ended June 30, 2022. The ETR increased primarily as a result of an increase in state tax rates offset by a decrease in nondeductible compensation. See “Item 1—Note 9 (Income Tax)” for further details.
Other Comprehensive Income (Loss)
Other comprehensive income, net of taxes for the six months ended June 30, 2023, was $7.9 million compared to other comprehensive loss of $72.6 million for the same period in 2022, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income (loss) for available-for-sale debt securities sold. We saw increased market yields on securities purchased in late 2021 and 2022 and increased unrealized losses on our portfolio during those periods, reflected after-tax in the equity section of our balance sheet as interest rates negatively impacted the fair value on much of our available-for-sale debt securities. Unrealized losses declined during the first six months of 2023 in response to: i) interest fluctuations and credit spreads favorably increasing valuations; ii) maturities and principal pay downs on below market securities during the period; and iii) generally a shorter period-to-maturity for the below market securities as the maturity horizon shortens over time on these older securities. See the discussion above and “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods.
Non-GAAP
Adjusted operating income (loss) represents GAAP operating income (loss), excluding net realized gains (losses) on investments and net change in unrealized gains (losses) of equity securities. Adjusted operating income was $70.8 million for the six months ended June 30, 2023 compared to adjusted operating income of $49.4 million for the same period in 2022.
Adjusted operating income (loss) margin, represents adjusted operating income (loss) divided by core revenue. Adjusted operating income margin was 10.8% for the six months ended June 30, 2023 compared to adjusted operating income margin of 8.3% for the same period in 2022.
Adjusted net income (loss) attributable to common stockholders represents GAAP net income (loss) attributable to common stockholders, less after-tax net realized gains (losses) on investment and net change in unrealized gains (losses) of equity securities, net of tax. Adjusted net income attributable to common stockholders was $50.6 million for the six months ended June 30, 2023 compared to adjusted net income attributable to common stockholders of $34.7 million for the same period in 2022.
Diluted adjusted earnings (loss) per common share represents adjusted net income (loss) available to common stockholders divided by weighted average diluted common shares outstanding. Diluted adjusted earnings per common share was $1.65 for the six months ended June 30, 2023 compared to diluted adjusted earnings per common share of $1.12 for the same period in 2022.

Analysis of Financial Condition—As of June 30, 2023 Compared to December 31, 2022
We believe that the cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	June 30,	December 31,
Type of Investment	2023	2022
Available-for-sale debt securities	$1,051,508	$1,014,626
Equity securities	75,571	85,469
Investment real estate, net	5,618	5,711
Total	$1,132,697	$1,105,806
See “Item 1—Condensed Consolidated Statements of Cash Flows” and “Item 1—Note 3 (Investments)” for explanations on changes in investments.
Cash and cash equivalents were $291.7 million at June 30, 2023 compared to $388.7 million at December 31, 2022, a decrease of $97.0 million, or 25.0%. This decrease is largely attributable to Hurricane Ian claim settlements from previous cash calls from reinsurers. Cash and cash equivalents are invested short-term until needed to settle loss and LAE payments, reinsurance premium payments, and operating cash needs, or until they are deployed by our investment advisors.
Restricted cash and cash equivalents increased by $66.0 million to $68.6 million as of June 30, 2023 as a result of collateral held by a reinsurance captive arrangement with one of the Insurance Entities reported as a Variable Interest Entities (“VIE”) in the condensed consolidated financial statements. See “Item 1—Note 14 (Variable Interest Entities)” for more information.
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1st to May 31st of the following year. The increase of $243.1 million to $525.5 million as of June 30, 2023 was primarily due to net additional ceded written premium of $561.5 million recorded this quarter for the estimated reinsurance costs relating to our new 2023-2024 catastrophe reinsurance program beginning June 1, 2023, less amortization of ceded written premium for the reinsurance costs earned during the period.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE and other expenses that are expected to be recovered from reinsurers. The decrease of $218.4 million to $590.4 million as of June 30, 2023 was primarily due to the settlement and collection of Hurricane Ian claims and amounts recoverable from reinsurers relating to other ceded events.
Premiums receivable, net represents amounts receivable from policyholders. The increase in premiums receivable, net of $9.9 million to $79.5 million as of June 30, 2023 is consistent with premium trends including seasonality and consumer payment behaviors.
Deferred policy acquisition costs (“DPAC”) increased by $3.4 million to $107.0 million as of June 30, 2023, and is consistent with written premium trends and changes in commissions paid to agents. In addition, DPAC was affected by the reductions to Florida renewal commissions implemented during 2022 and other changes to the Company’s commission structure. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Deferred income taxes represent the estimated tax assets or tax liabilities caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the six months ended June 30, 2023, net deferred income tax assets decreased by $19.7 million to $37.5 million primarily due to an increase in unearned premiums and advanced premiums. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
Other assets increased by $11.6 million to $29.9 million as of June 30, 2023, which was primarily due to accrued commissions from reinsurers.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $375.8 million to $663.0 million as of June 30, 2023. The majority of the decrease is the settlement of losses from Hurricane Ian and prior hurricanes. Overall, unpaid losses and LAE decreased, as claims settlements exceeded new emerging claims. Unpaid losses and LAE are net of estimated subrogation recoveries.
Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The increase of $38.5 million from December 31, 2022 to $982.4 million as of June 30, 2023 reflects premium trends and the seasonality of our business, which varies from month to month.
Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $36.0 million from December 31, 2022 to $91.0 million as of June 30, 2023 reflects customer payment behavior and the payment behavior of mortgage escrow service providers as well as premium trends.

We exclude net negative cash balances, if any, from cash and cash equivalents that we have with any single financial institution based on aggregating the book balance of all accounts at the institution which have the right of offset. If the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Consolidated Balance Sheet to book overdraft. These amounts represent outstanding checks or drafts not yet presented to the financial institution in excess of amounts on deposit at the financial institutions. We maintain a short-term cash investment strategy sweep to maximize investment returns on cash balances. Book overdraft totaled $53.8 million as of June 30, 2023 compared to no book overdraft as of December 31, 2022. The increase of $53.8 million is the result of lower cash balances available for offset as of June 30, 2023 compared to December 31, 2022. See “—Liquidity and Capital Resources” for more information.
Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers and cash advances received from reinsurers, if any. On June 1st of each year, we renew our core catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. These estimated annual costs are increased or decreased during the year based on premium adjustments or as a result of new placements during the year. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which typically runs from June 1st to May 31st. The balance increased by $223.0 million to $607.6 million as of June 30, 2023 as a result of timing of the above items and the timing and settlement of the final reinsurance installment typically settled in the second quarter. See “—Liquidity and Capital Resources” for more information about timing of reinsurance premium installment payments.
Commission payable increased by $5.9 million to $24.4 million as of June 30, 2023, primarily driven from an increase in commission payable due to the growth in written premium and the timing of payments to agents.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short- and long-term obligations. Funds generated from operations have been sufficient and we expect them to be sufficient to meet our current and long-term liquidity requirements.
The balance of cash and cash equivalents, excluding restricted cash, as of June 30, 2023 was $291.7 million, compared to $388.7 million at December 31, 2022. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between June 30, 2023 and December 31, 2022. This decrease is largely attributable to the settlement of Hurricane Ian claims and changes in operational cash flows since year end and was driven by cash flows used in investing and financing activities in excess of cash flows provided by operating activities. Our cash investment strategy at times includes cash investments where the right of offset against other bank accounts does not exist. A book overdraft occurs when aggregating the book balance of all accounts at a financial institution for accounts which have the right of offset, and if the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Condensed Consolidated Balance Sheet to book overdraft. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses, and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st and December 1st, and third-party reinsurance premiums are paid in four installments typically on July 1st, October 1st, January 1st, and April 1st, resulting in significant payments at those times. This year the April 1st installments were paid during the first quarter. See “Item 1—Note 12 (Commitments and Contingencies)” and additional discussion below under the caption “—Material Cash Requirements” for more information.
The balance of restricted cash and cash equivalents as of June 30, 2023 and December 31, 2022 represents cash on deposits collateralizing the policy limits of the VIE and cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business.
Liquidity is required at the holding company for us to cover the payment of holding company general operating expenses, provide for contingencies if needed, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of our tax obligations to taxing authorities, settlement of taxes between subsidiaries in accordance with our tax sharing agreement, capital contributions to subsidiaries or surplus note contributions to the Insurance Entities, if needed, and interest and principal payments on outstanding debt obligations of the holding company. Effective in 2021 for UPCIC and 2022 for APPCIC, the holding company has put in place an ongoing surplus note arrangement with the Insurance Entities, which has been approved by FLOIR as the Insurance Entities’ domestic regulator. Surplus notes are unsecured debt issued by the Insurance Entities that are subordinated to all claims by policyholders and creditors, with interest and principal payments on the surplus notes to the holding company being made only upon the FLOIR’s express approval. Surplus notes are considered bonds in function and payout structure but are accounted for as equity in the statutory reporting of the Insurance Entities. The holding company has outstanding with the Insurance Entities $150.6 million in surplus notes and accrued interest as of June 30, 2023. Under the terms of the surplus notes, interest accrues at a variable rate which resets annually (currently 10.54% for 2023). The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. New regulations or changes to existing regulations imposed on the Company and its affiliates may also impact the amount and timing of future dividend payments to the parent. Principal sources of liquidity for the holding company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions paid by third party reinsurers earned on reinsurance contracts placed by our wholly-owned subsidiary, Blue Atlantic Reinsurance Corporation, and policy fees charged to policyholders. An additional source of liquidity is interest income on the intercompany surplus notes are paid by the Insurance Entities to the holding company. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income from those investments.
The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 1—Note 5 (Insurance Operations).” Dividends from the Insurance Entities can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by the Insurance Entities to Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida), without prior approval (an “ordinary dividend”) is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the six months ended June 30, 2023 and the year ended December 31, 2022, the Insurance Entities did not pay dividends to PSI. As of June 30, 2023, the Insurance Entities did not have the capacity to pay ordinary dividends.
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
Our insurance operations provide liquidity as premiums are generally received months or even years before potential losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale. The average credit rating on our available-for-sale securities was A+ as of June 30, 2023 and December 31, 2022. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of our available-for-sale securities was 3.8 years at June 30, 2023 compared to 4.0 years at December 31, 2022. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments.
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
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio, debt-to-equity ratio, book value and ROCE presented (dollars in thousands):

	As of
	June 30,	December 31,
	2023	2022
Stockholders’ equity	$334,672	$287,896
Total long-term debt	102,387	102,769
Total capital resources	$437,059	$390,665

Debt-to-total capital ratio	23.4%	26.3%
Debt-to-equity ratio	30.6%	35.7%

Book Value	$11.12	$9.47
ROCE *	33.9%	(6.2)%
*Annualized

Capital resources, net increased by $46.4 million for the six months ended June 30, 2023, reflecting a net increase in total stockholders’ equity and long-term debt. The change in stockholders’ equity was principally the result of our 2023 net income, increases in the after-tax changes in the fair value of our available-for-sale debt securities, and increases from share-based compensation offset by treasury share purchases and dividends to shareholders. Available-for-sale debt securities increased in fair value by $10.5 million (before tax) in the first six months of 2023, resulting in the pre-tax net unrealized loss position of $137.3 million at December 31, 2022 to decrease to $126.8 million at June 30, 2023. Current market outlooks are signaling further Federal Reserve tightening which could continue to have a negative impact on the valuation of available-for-sale debt securities.
The reduction in long-term debt was primarily the result of principal payments on long-term debt of $0.7 million offset by amortization of debt issuance costs of $0.4 million on our 5.625% Senior Unsecured Notes due 2026 during 2023. See “Item 1—Note 7 (Long-term debt)” for additional details.
The debt-to-total capital ratio is total long-term debt divided by total capital resources, whereas the debt-to-equity ratio is total long-term debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and allow investors to evaluate future leverage capacity.
Book value is the total stockholders’ equity, adjusted for preferred stock liquidation, divided by the number of common shares outstanding as of a reporting period. Book value per common share is the excess of assets over liabilities at a reporting period attributed to each share of common stock.
ROCE is calculated by actual or annualized net income (loss) attributable to common stockholders divided by average common stockholders' equity. ROCE is a capital profitability measure of how efficiently management creates profits.
Non-GAAP
Adjusted common stockholders’ equity, representing GAAP common stockholders' equity, less accumulated other comprehensive income (loss), was $430.4 million as of June 30, 2023, $454.6 million as of June 30, 2022 and $391.6 million as of December 31, 2022.
Adjusted book value per common share, representing adjusted common stockholders’ equity divided by outstanding common shares at the end of the reporting period, was $14.31 as of June 30, 2023, $14.80 as of June 30, 2022 and $12.89 as of December 31, 2022.
Adjusted return on common equity representing actual or annualized adjusted net income (loss) attributable to common stockholders divided by average adjusted common stockholders' equity, with the denominator excluding current period income statement after-tax net realized gains (losses) on investments and net change in unrealized gains (losses) of equity securities, was 24.7% as of June 30, 2023, 15.3% as of June 30, 2022 and (3.0)% as of December 31, 2022.
Surplus Note
As described in our Annual Report on Form 10-K for the year ended December 31, 2022, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (“SBA”) under Florida’s Insurance Capital Build-Up Incentive Program on November 9, 2006. The surplus note has a twenty-year term, with quarterly payments of principal and interest based on the 10-year Constant Maturity Treasury Index. As of December 31, 2022, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates. See “Item 1—Note 7 (Long-term debt)” for additional details. As of June 30, 2023, UPCIC was in compliance with the terms of the surplus note and with each of the loan’s covenants as implemented by rules promulgated by the SBA. Total adjusted capital and surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.
Long-term Debt
In November 2021, we issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”) to certain institutional accredited investors and qualified institutional buyers. The Notes mature on November 26, 2026, at which time the entire $100 million of principal is due and payable. At any time on or after November 23, 2023, the Company may redeem all or part of the Notes. See “Item 1—Note 7 (Long-term debt)” for additional details. As of June 30, 2023, we were in compliance with all applicable covenants.
Revolving Loan

As discussed in “Item 1—Note 7 (Long-term Debt),” on June 30, 2023 the Company entered into a committed and unsecured $40.0 million revolving credit line with JP Morgan Chase Bank N.A. This agreement succeeds the previously $37.5 million revolving credit line with J.P. Morgan Chase, N.A. As of June 30, 2023, the Company has not borrowed any amount under this revolving loan. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings mature on June 29, 2024, 364 days after the inception date and carries an interest rate of prime rate plus a margin of 2%. The credit line is subject to annual renewals. The credit line contains customary financial and other covenants, with which the Company is in compliance.
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
Common Stock Repurchases
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations. During the first half of 2023, there were two authorized repurchase plans in effect:
•On December 15, 2022, our Board of Directors authorized a successor share repurchase program under which we may repurchase up to $8.0 million of shares of our common stock through December 15, 2024 (the “December 2024 Share Repurchase Program”), which represents the unused portion of the November 2022 Share Repurchase Program authorization that was announced on November 3, 2020. Under the December 2024 Share Repurchase Program, we repurchased 396,371 shares of our common stock during the six months ended June 30, 2023 at an aggregate cost of approximately $6.1 million.
•On June 12, 2023, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through June 10, 2025. During June 12, 2023 to June 30, 2023, no shares of our common stock were repurchased pursuant to this authorization.
The Company currently has $20.1 million of share repurchase authorization remaining. See “Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
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
Cash Dividends
The following table summarizes the dividends declared and paid by the Company during the six months ended June 30, 2023:

2023	Dividend Declared Date	Shareholders Record Date	Dividend Payable Date	Cash Dividend Per Common Share Amount
First Quarter	February 9, 2023	March 9, 2023	March 16, 2023	$0.16
Second Quarter	April 12, 2023	May 12, 2023	May 19, 2023	$0.16

MATERIAL CASH REQUIREMENTS
The following table represents our material cash requirements for which cash flows are fixed or determinable as of June 30, 2023 (in thousands):

	Total	Next 12 Months	Beyond 12 Months
Reinsurance payable and multi-year commitments (1)	$732,899	$607,552	$125,347
Unpaid losses and LAE, direct (2)	663,019	380,573	282,446
Long-term debt (3)	124,764	7,246	117,518
Total material cash requirements	$1,520,682	$995,371	$525,311
(1)The amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—Note 12 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through June 30, 2023. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from our reinsurance program. See “Item 1—Note 4 (Reinsurance)” and “—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses).”
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
The following table presents the reconciliation of GAAP revenue to core revenue, which is a non-GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP revenue	$339,570	$292,006	$656,078	579,488
less: Net realized gains (losses) on investments	882	(725)	94	(667)
less: Net change in unrealized gains (losses) of equity securities	1,731	(8,884)	2,688	(12,280)
Core revenue	$336,957	$301,615	$653,296	$592,435

The following table presents the reconciliation of GAAP operating income (loss) to adjusted operating income (loss), which is a non-GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP income (loss) before income tax expense (benefit)	$37,539	$10,680	$70,330	$33,151
add: Interest and amortization of debt issuance costs	1,629	1,731	3,265	3,339
GAAP operating income (loss)	39,168	12,411	73,595	36,490
less: Net realized gains (losses) on investments	882	(725)	94	(667)
less: Net change in unrealized gains (losses) of equity securities	1,731	(8,884)	2,688	(12,280)
Adjusted operating income (loss)	$36,555	$22,020	$70,813	$49,437

The following table presents the reconciliation of GAAP operating income (loss) margin to adjusted operating income (loss) margin, which is a non-GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP operating income (loss)	$39,168	$12,411	$73,595	$36,490
GAAP revenue	339,570	292,006	656,078	579,488
GAAP operating income (loss) margin	11.5%	4.3%	11.2%	6.3%
Adjusted operating income (loss)	36,555	22,020	70,813	49,437
Core revenue	336,957	301,615	653,296	592,435
Adjusted operating income (loss) margin	10.8%	7.3%	10.8%	8.3%

The following table presents the reconciliation of GAAP net income (loss) available to common stockholders to adjusted net income (loss) available to common stockholders, which is a non-GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP net income (loss)	$28,566	$7,370	$52,739	$24,907
less: Preferred dividends	2	2	5	5
GAAP net income (loss) available to common stockholders	28,564	7,368	52,734	24,902
less: Net realized gains (losses) on investments	882	(725)	94	(667)
less: Net change in unrealized gains (losses) of equity securities	1,731	(8,884)	2,688	(12,280)
add: Income tax effect on above adjustments	643	(2,329)	684	(3,138)
Adjusted net income (loss) available to common stockholders	$26,594	$14,648	$50,636	$34,711

Weighted average common shares outstanding - Diluted	30,659	30,883	30,633	31,060
Diluted earnings (loss) per common share	$0.93	$0.24	$1.72	$0.80
Diluted adjusted earnings (loss) per common share	$0.87	$0.47	$1.65	$1.12

The following table presents the reconciliation of GAAP stockholders’ equity to adjusted stockholders’ equity and book value per common share to adjusted book value per common share, which is a non-GAAP measure (in thousands):

	As of
	June 30,	June 30,	December 31,
	2023	2022	2022
Stockholders' equity	$334,672	$366,551	$287,896
less: Preferred equity	100	100	100
Common stockholders' equity	334,572	366,451	287,796
less: Accumulated other comprehensive income (loss)	(95,857)	(88,134)	(103,782)
Adjusted common stockholders' equity	$430,429	$454,585	$391,578

Common shares outstanding	30,080	30,716	30,389
Book value per common share	$11.12	$11.93	$9.47
Adjusted book value per common share	$14.31	$14.80	$12.89

The following table presents the reconciliation of GAAP ROCE to adjusted ROCE, which is a non-GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2023	2022	2023	2022	2022
Actual or annualized net income (loss) available to common stockholders	$114,256	$29,472	$105,468	$49,804	$(22,267)
Average common stockholders' equity	328,139	381,346	311,184	398,027	358,699
ROCE *	34.8%	7.7%	33.9%	12.5%	(6.2)%
Actual or annualized adjusted net income (loss) available to common stockholders	$106,376	$58,592	$101,272	$69,422	$(12,618)
Actual or adjusted average common stockholders' equity**	420,078	458,292	409,955	454,782	423,199
Adjusted ROCE *	25.3%	12.8%	24.7%	15.3%	(3.0)%

*	Annualized.

**	Adjusted average common stockholders’ equity excludes current period after-tax net realized gains (losses) on investment and net change in unrealized gains (losses) of equity securities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of June 30, 2023 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
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
The following tables provide information about our fixed income Financial Instruments as of June 30, 2023 compared to December 31, 2022, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	June 30, 2023
	2023	2024	2025	2026	2027	Thereafter	Other	Total
Amortized cost	$101,298	$102,729	$193,618	$181,048	$121,945	$474,619	$3,802	$1,179,059
Fair market value	$99,287	$97,624	$177,143	$162,540	$110,185	$401,599	$3,130	$1,051,508
Coupon rate	2.60%	2.92%	2.54%	2.61%	2.96%	3.01%	4.43%	2.82%
Book yield	1.71%	1.88%	1.78%	1.87%	2.53%	2.36%	4.38%	2.12%
* Years to effective maturity - 4.7 years

	December 31, 2022
	2023	2024	2025	2026	2027	Thereafter	Other	Total
Amortized cost	$76,691	$108,112	$141,162	$157,809	$162,156	$504,378	$2,544	$1,152,852
Fair market value	$75,226	$103,211	$129,284	$140,825	$143,000	$420,963	$2,117	$1,014,626
Coupon rate	1.80%	2.51%	2.69%	2.44%	2.65%	2.88%	4.35%	2.65%
Book yield	1.56%	1.31%	1.58%	1.54%	1.88%	2.23%	4.24%	1.88%
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

The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	June 30, 2023		December 31, 2022
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$12,273	16.2%	$15,313	17.9%
Mutual funds and other	63,298	83.8%	70,156	82.1%
Total equity securities	$75,571	100.0%	$85,469	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at June 30, 2023 and December 31, 2022 would have resulted in a decrease of $15.1 million and $17.1 million, respectively, in the fair value of those securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of June 30, 2023, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

The Company is subject to pending or threatened lawsuits and emerging or other legal matters from time to time. These legal matters include regulatory and contract considerations in which the Company obtains internal or third-party legal or other assistance, such as actuarial services, to provide guidance and, when applicable, to represent and protect the Company’s business interests. One such matter, as further discussed in “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—REINSURANCE,” is the Insurance Entities’ contractual and regulatory obligation to commute their 2017-18 reimbursement contracts with the FHCF. The Insurance Entities’ respective commutation processes began June 1, 2023. The FHCF contract and the mandatory commutation process include requirements for validating paid losses reported to the FHCF, estimating outstanding losses, and estimating losses that have been incurred but not reported (“IBNR”). Resolving obligations under the FHCF contract is complex due to several factors including the scale and nature of losses arising from Hurricane Irma, which was reinsured under the 2017-18 contract, and challenges experienced in the Florida insurance market in recent years such as the former three-year period in which hurricane claims could be reported and the prevalence of represented and litigated claims in Florida. Accordingly, termination of the obligations under the Insurance Entities’ respective 2017-18 reimbursement contracts is subject to uncertainties and risks, the outcomes of which could be material to the Company and its Insurance Entities.

Many of the Company’s legal proceedings involve claims under policies that we underwrite and reserve for as an insurer. We are also involved in various other legal proceedings and litigation unrelated to claims under our policies that arise in the ordinary course of business operations. Management believes that any liabilities that may arise as a result of these legal matters will not have a material adverse effect on our financial condition or results of operations. The Company contests liability and/or the amount of damages as it considers appropriate according to the facts and circumstances of each matter.

In accordance with applicable accounting guidance, the Company establishes reserves intended to encompass claims-related legal proceedings and establishes an accrued liability for other legal matters when those matters present loss contingencies that are both probable and estimable.

Legal proceedings are subject to many uncertain factors that generally cannot be predicted with certainty, and the Company may be exposed to losses in excess of any amounts accrued. The Company currently estimates that the reasonably possible losses for legal proceedings in excess of a related accrued liability, including reserves, or where there is no accrued liability, and for which the Company is able to estimate a possible loss, are immaterial. This represents management’s estimate of possible loss with respect to these matters and is based on currently available information. These estimates of possible loss do not represent our maximum loss exposure, and actual results may vary significantly from current estimates.

Item 1A. Risk Factors
Please refer to the risk factors previously disclosed in “Part I, Item 1A—Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents purchases of our common stock during the three months ended June 30, 2023:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
4/1/2023 - 4/30/2023	—	$—	—	—
5/1/2023 - 5/31/2023	199,343	$14.99	199,343	—
6/1/2023 - 6/30/2023	197,028	$15.63	197,028	1,302,127
Total	396,371	$15.31	396,371	1,302,127
(1)The average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated based on a closing price at June 30, 2023 of $15.43 per share.

We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations. During the first half of 2023, there were two authorized repurchase plans in effect:
•On December 15, 2022, our Board of Directors authorized a successor share repurchase program under which the Company is authorized to repurchase up to $8.0 million of shares of our common stock through December 15, 2024 (the “December 2024 Share Repurchase Program”), which represents the unused portion of the predecessor repurchase program authorization. Under the December 2024 Share Repurchase Program, we repurchased 582,806 shares of our common stock from December 2022 through June 30, 2023 at an aggregate cost of approximately $7.9 million. As of June 30, 2023, we have the ability to purchase up to approximately $0.1 million of our common stock under the December 2024 Share Repurchase Program.
•On June 12, 2023, our Board of Directors authorized the repurchase of up to $20.0 million of outstanding shares of our common stock through June 10, 2025 (the “June 2025 Share Repurchase Program”). As of June 30, 2023, we have the ability to purchase up to approximately $20.0 million of our common stock under the June 2025 Share Repurchase Program. During June 12, 2023 to June 30, 2023, no shares of our common stock were repurchased pursuant to this authorization.

Item 5. Other Information
During the quarter ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10‑K filed on February 24, 2017 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Universal Insurance Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 19, 2017 and incorporated herein by reference)

10.1	Credit Agreement, dated June 30, 2023, by and between the Company and JP Morgan Chase Bank, N.A. as Administrative Agent.†

10.2	Form of Notice of Grant of Restricted Stock and Terms and Conditions of Restricted Stock Award under the 2021 Omnibus Incentive Plan. †

15.1	Accountants’ Acknowledgment †

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows (vi) Notes to Condensed Consolidated Financial Statements and (vii) Part II, Item 5. Other Information.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

† Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: July 31, 2023	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer

Date: July 31, 2023	/s/ Gary Lloyd Ropiecki
Gary Lloyd Ropiecki, Principal Accounting Officer