Form 10-Q
period 2023-09-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2023-10-30
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,185,808 shares of common stock, par value $0.01 per share, outstanding on October 24, 2023.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida

RESULTS OF REVIEW OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of September 30, 2023 and the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and nine-month periods ended September 30, 2023 and 2022 and the related condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2023 and 2022. Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of Universal Insurance Holdings, Inc. as of December 31, 2022 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 28, 2023. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
October 30, 2023

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

	As of
	September 30,	December 31,
	2023	2022
ASSETS
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $683 and $920 (amortized cost: $1,173,967 and $1,152,852)	$1,031,558	$1,014,626
Equity securities, at fair value (cost: $92,554 and $102,431)	76,995	85,469
Investment real estate, net	5,572	5,711
Total invested assets	1,114,125	1,105,806
Cash and cash equivalents	343,532	388,706
Restricted cash and cash equivalents	69,488	2,635
Prepaid reinsurance premiums	379,501	282,427
Reinsurance recoverable	322,986	808,850
Premiums receivable, net	88,536	69,574
Property and equipment, net	48,729	51,404
Deferred policy acquisition costs	114,590	103,654
Income taxes recoverable	2,026	1,528
Deferred income tax asset, net	49,326	57,258
Other assets	26,016	18,312
Total assets	$2,558,855	$2,890,154
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$551,007	$1,038,790
Unearned premiums	1,040,067	943,854
Advance premium	76,030	54,964
Book overdraft	12,208	—
Reinsurance payable, net	388,294	384,504
Commission payable	22,751	18,541
Other liabilities and accrued expenses	64,800	58,836
Long-term debt, net	102,196	102,769
Total liabilities	2,257,353	2,602,258

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $0.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $0.01 par value	473	472
Authorized shares - 55,000
Issued shares - 47,266 and 47,179
Outstanding shares - 29,186 and 30,389
Treasury shares, at cost - 18,080 and 16,790	(257,143)	(238,758)
Additional paid-in capital	115,922	112,509
Accumulated other comprehensive income (loss), net of taxes	(107,115)	(103,782)
Retained earnings	549,365	517,455
Total stockholders’ equity	301,502	287,896
Total liabilities and stockholders’ equity	$2,558,855	$2,890,154

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES
Direct premiums written	$531,988	$500,677	$1,489,216	$1,429,685
Change in unearned premium	(57,677)	(48,227)	(96,213)	(133,827)
Direct premium earned	474,311	452,450	1,393,003	1,295,858
Ceded premium earned	(143,271)	(161,819)	(476,465)	(459,102)
Premiums earned, net	331,040	290,631	916,538	836,756
Net investment income	12,755	6,074	34,735	15,337
Net realized gains (losses) on investments	(431)	292	(337)	(375)
Net change in unrealized gains (losses) of equity securities	(1,285)	(4,150)	1,403	(16,430)
Commission revenue	10,830	12,592	43,098	35,157
Policy fees	5,111	5,272	14,662	15,991
Other revenue	2,028	2,099	6,027	5,862
Total revenues	360,048	312,810	1,016,126	892,298
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	287,972	330,444	717,853	715,854
General and administrative expenses	78,322	73,973	230,924	231,561
Total operating costs and expenses	366,294	404,417	948,777	947,415
Interest and amortization of debt issuance costs	1,631	1,630	4,896	4,969
INCOME (LOSS) BEFORE INCOME TAXES	(7,877)	(93,237)	62,453	(60,086)
Income tax expense (benefit)	(1,962)	(20,962)	15,629	(12,718)
NET INCOME (LOSS)	$(5,915)	$(72,275)	$46,824	$(47,368)
Basic earnings (loss) per common share	$(0.20)	$(2.36)	$1.56	$(1.54)
Weighted average common shares outstanding - Basic	29,617	30,604	30,087	30,858
Diluted earnings (loss) per common share	$(0.20)	$(2.36)	$1.54	$(1.54)
Weighted average common shares outstanding - Diluted	29,617	30,604	30,378	30,858
Cash dividend declared per common share	$0.16	$0.16	$0.48	$0.48

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(5,915)	$(72,275)	$46,824	$(47,368)
Other comprehensive income (loss), net of taxes	(11,258)	(27,531)	(3,333)	(100,097)
Comprehensive income (loss)	$(17,173)	$(99,806)	$43,491	$(147,465)
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (unaudited)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2022	(16,790)		47,179	10	$472	$—	$112,509	$517,455	$(103,782)	$(238,758)	$287,896
Vesting of performance share units	(6)	(1)	16	—	—	—	—	—	—	(64)	(64)
Vesting of restricted stock units	(16)	(1)	48	—	—	—	—	—	—	(160)	(160)
Stock option exercises	(54)	(1)	63	—	—	—	928	—	—	(90)	838
Retirement of treasury shares	76	(1)	(76)	—	—	—	(1,242)	—	—	314	(928)
Share-based compensation	—		—	—	—	—	1,230	—	—	—	1,230
Net income (loss)	—		—	—	—	—	—	24,173	—	—	24,173
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	13,791	—	13,791
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,970)	—	—	(4,970)
Balance, March 31, 2023	(16,790)		47,230	10	472	—	113,425	536,658	(89,991)	(238,758)	321,806
Grants of restricted stock awards	—		36	—	1	—	(1)	—	—	—	—
Purchases of treasury stock	(396)		—	—	—	—	—	—	—	(6,088)	(6,088)
Share-based compensation	—		—	—	—	—	1,261	—	—	—	1,261
Net income (loss)	—		—	—	—	—	—	28,566	—	—	28,566
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	(5,866)	—	(5,866)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,007)	—	—	(5,007)
Balance, June 30, 2023	(17,186)		47,266	10	473	—	114,685	560,217	(95,857)	(244,846)	334,672
Purchases of treasury stock	(894)		—	—	—	—	—	—	—	(12,297)	(12,297)
Share-based compensation	—		—	—	—	—	1,237	—	—	—	1,237
Net income (loss)	—		—	—	—	—	—	(5,915)	—	—	(5,915)
Other comprehensive loss, net of taxes	—		—	—	—	—	—	—	(11,258)	—	(11,258)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,937)	—	—	(4,937)
Balance, September 30, 2023	(18,080)		47,266	10	$473	$—	$115,922	$549,365	$(107,115)	$(257,143)	$301,502

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2021	(15,797)		47,018	10	$470	$—	$108,202	$563,713	$(15,568)	$(227,115)	$429,702
Vesting of performance share units	(9)	(1)	33	—	1	—	(1)	—	—	(104)	(104)
Vesting of restricted stock units	(6)	(1)	27	—	—	—	—	—	—	(105)	(105)
Retirement of treasury shares	15	(1)	(15)	—	—	—	(209)	—	—	209	—
Purchases of treasury stock	(320)		—	—	—	—	—	—	—	(3,879)	(3,879)
Share-based compensation	—		—	—	—	—	1,107	—	—	—	1,107
Net income (loss)	—		—	—	—	—	—	17,537	—	—	17,537
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	(42,910)	—	(42,910)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,007)	—	—	(5,007)
Balance, March 31, 2022	(16,117)		47,063	10	471	—	109,099	576,243	(58,478)	(230,994)	396,341
Grants of restricted stock awards	—		53	—	—	—	—	—	—	—	—
Purchases of treasury stock	(283)		—	—	—	—	—	—	—	(3,502)	(3,502)
Share-based compensation	—		—	—	—	—	990	—	—	—	990
Net income (loss)	—		—	—	—	—	—	7,370	—	—	7,370
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	(29,656)	—	(29,656)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,992)	—	—	(4,992)
Balance, June 30, 2022	(16,400)		47,116	10	471	—	110,089	578,621	(88,134)	(234,496)	366,551
Purchases of treasury stock	(203)		—	—	—	—	—	—	—	(2,419)	(2,419)
Share-based compensation	—		—	—	—	—	1,308	—	—	—	1,308
Net income	—		—	—	—	—	—	(72,275)	—	—	(72,275)
Other comprehensive loss, net of taxes	—		—	—	—	—	—	—	(27,531)	—	(27,531)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,997)	—	—	(4,997)
Balance, September 30, 2022	(16,603)		47,116	10	$471	$—	$111,397	$501,349	$(115,665)	$(236,915)	$260,637

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$70,631	$223,157
Cash flows from investing activities:
Proceeds from sale of property and equipment	34	65
Purchases of property and equipment	(2,869)	(4,388)
Purchases of equity securities	(32,558)	(67,733)
Purchases of available-for-sale debt securities	(103,560)	(178,788)
Proceeds from sales of equity securities	42,830	26,667
Proceeds from sales of available-for-sale debt securities	3,985	24,855
Maturities of available-for-sale debt securities	77,676	59,291
Net cash provided by (used in) investing activities	(14,462)	(140,031)
Cash flows from financing activities:
Debt issuance costs paid	—	(131)
Preferred stock dividend	(8)	(8)
Common stock dividend	(14,679)	(14,880)
Purchase of treasury stock	(18,385)	(9,800)
Payments related to tax withholding for share-based compensation	(314)	(209)
Repayment of debt	(1,104)	(1,103)
Net cash provided by (used in) financing activities	(34,490)	(26,131)
Cash and cash equivalents and restricted cash and cash equivalents:
Net increase (decrease) during the period	21,679	56,995
Balance, beginning of period	391,341	253,143
Balance, end of period	$413,020	$310,138
The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	As of
	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$343,532	$388,706
Restricted cash and cash equivalents (1)	69,488	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$413,020	$391,341
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
Universal Insurance Holdings, Inc. (“UVE”, and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution, and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”, and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance offered in 19 states as of September 30, 2023, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
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

3. Investments
Available-for-Sale Securities
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	September 30, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$25,950	$—	$—	$(1,193)	$24,757
Corporate bonds	791,691	(537)	37	(91,834)	699,357
Mortgage-backed and asset-backed securities	328,327	—	15	(44,571)	283,771
Municipal bonds	17,139	(4)	—	(2,422)	14,713
Redeemable preferred stock	10,860	(142)	—	(1,758)	8,960
Total	$1,173,967	$(683)	$52	$(141,778)	$1,031,558

	December 31, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$12,602	$—	$—	$(938)	$11,664
Corporate bonds	788,737	(729)	130	(93,077)	695,061
Mortgage-backed and asset-backed securities	327,166	—	148	(39,707)	287,607
Municipal bonds	14,924	(2)	—	(2,551)	12,371
Redeemable preferred stock	9,423	(189)	—	(1,311)	7,923
Total	$1,152,852	$(920)	$278	$(137,584)	$1,014,626
The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	September 30, 2023		December 31, 2022
Average Credit Ratings	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
AAA	$312,769	30.3%	$297,475	29.3%
AA	130,994	12.7%	154,975	15.3%
A	346,486	33.6%	327,427	32.3%
BBB	240,563	23.3%	232,316	22.9%
No Rating Available	746	0.1%	2,433	0.2%
Total	$1,031,558	100.0%	$1,014,626	100.0%
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

The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:
Agency	$164,291	$135,263	$157,672	$133,928
Non-agency	63,960	53,119	60,328	50,478
Asset-backed securities:
Auto loan receivables	54,287	52,588	62,128	59,370
Credit card receivables	1,657	1,614	657	612
Other receivables	44,132	41,187	46,381	43,219
Total	$328,327	$283,771	$327,166	$287,607
The following tables summarize available-for-sale debt securities, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	September 30, 2023
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	8	$20,094	$(457)	5	$6,645	$(734)
Corporate bonds	17	6,768	(47)	296	362,421	(52,225)
Mortgage-backed and asset-backed securities	38	60,995	(1,813)	186	220,254	(42,762)
Municipal bonds	3	1,414	(30)	3	6,756	(1,323)
Redeemable preferred stock	2	784	(74)	4	1,102	(235)
Total	68	$90,055	$(2,421)	494	$597,178	$(97,279)

	December 31, 2022
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	2	$2,721	$(110)	5	$8,943	$(828)
Corporate bonds	40	26,563	(2,910)	247	325,992	(46,451)
Mortgage-backed and asset-backed securities	64	52,751	(2,974)	146	219,189	(36,733)
Municipal bonds	—	—	—	3	6,621	(1,458)
Redeemable preferred stock	1	95	(51)	—	—	—
Total	107	$82,130	$(6,045)	401	$560,745	$(85,470)
Unrealized losses on available-for-sale debt securities in the above table as of September 30, 2023 have not been recognized into income as credit losses because the issuers are of high credit quality (investment grade securities), management does not intend to sell nor does it believe it is more likely than not it will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

The following table presents a reconciliation of the beginning and ending balances for expected credit losses on available-for-sale debt securities (in thousands):

	Corporate Bonds	Municipal Bonds	Redeemable Preferred Stock	Total
Balance, December 31, 2021	$371	$1	$117	$489
Provision for (or reversal of) credit loss expense	358	1	72	431
Balance, December 31, 2022	729	2	189	920
Provision for (or reversal of) credit loss expense	(192)	2	(47)	(237)
Balance, September 30, 2023	$537	$4	$142	$683
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
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	September 30, 2023
	Amortized Cost	Fair Value
Due in one year or less	$110,000	$107,919
Due after one year through five years	593,152	539,398
Due after five years through ten years	434,732	356,024
Due after ten years	32,281	25,091
Perpetual maturity securities	3,802	3,126
Total	$1,173,967	$1,031,558
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

The following table provides certain information related to available-for-sale debt securities, equity securities and investment in real estate during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$34,934	$30,929	$81,661	$84,146
Equity securities	$5,597	$8,975	$42,830	$26,667
Gross realized gains on sale of securities:
Available-for-sale debt securities	$29	$—	$34	$242
Equity securities	$18	$571	$1,570	$1,119
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(39)	$(210)	$(766)	$(1,665)
Equity securities	$(439)	$(69)	$(1,175)	$(71)
The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Available-for-sale debt securities	$6,325	$4,847	$18,122	$13,791
Equity securities	953	740	2,874	1,965
Cash and cash equivalents (1)	5,961	1,069	15,113	1,324
Other (2)	127	122	395	371
Total investment income	13,366	6,778	36,504	17,451
Less: Investment expenses (3)	(611)	(704)	(1,769)	(2,114)
Net investment income	$12,755	$6,074	$34,735	$15,337

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.
Equity Securities
The following table provides the unrealized gains and losses recognized for the periods presented on equity securities still held at the end of the reported period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized gains (losses) recognized during the reported period on equity securities still held at the end of the reported period	$(1,129)	$(4,150)	$(831)	$(16,387)

Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2023	2022
Income Producing:
Investment real estate	$7,097	$7,097
Less: Accumulated depreciation	(1,525)	(1,386)
Investment real estate, net	$5,572	$5,711
The following table provides the depreciation expense related to investment real estate for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense on investment real estate	$46	$46	$139	$139

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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of September 30, 2023			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services, Inc.	Moody’s Investors Service, Inc.	September 30, 2023	December 31, 2022
Florida Hurricane Catastrophe Fund “FHCF” (1)	n/a	n/a	n/a	$62,095	$134,411
Various Lloyd’s of London Syndicates (2)	A	A+	n/a	34,367	101,482
DaVinci Reinsurance Ltd.	A	A+	A3	28,586	48,115
Renaissance Reinsurance Ltd.	A+	A+	A1	20,935	38,768
Chubb Tempest Reinsurance, Ltd.	A++	AA	Aa3	18,194	51,319
Ada Re, Ltd (3)	n/a	n/a	n/a	12,251	—
Everest Reinsurance Co	A+	A+	A1	11,668	11,536
Upsilon RFO RE Ltd. (3)	n/a	n/a	n/a	10,930	11,201
Aeolus Re Ltd. (3)	n/a	n/a	n/a	10,493	—
Allianz Risk Transfer (Bermuda) Ltd.	n/a	n/a	n/a	—	285,323
Markel Bermuda Ltd.	n/a	n/a	n/a	—	50,981
D E Shaw Re (Bermuda) Ltd. (3)	n/a	n/a	n/a	—	16,680
Munich Reinsurance America Inc.	n/a	n/a	n/a	—	14,616
Lumen Re Ltd.	n/a	n/a	n/a	—	8,913
Total (4)				$209,519	$773,345
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

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended September 30,
	2023			2022
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$531,988	$474,311	$308,860	$500,677	$452,450	$1,269,344
Ceded	2,717	(143,271)	(20,888)	(23,956)	(161,819)	(938,900)
Net	$534,705	$331,040	$287,972	$476,721	$290,631	$330,444

	Nine Months Ended September 30,
	2023			2022
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,489,216	$1,393,003	$770,161	$1,429,685	$1,295,858	$1,724,729
Ceded	(573,539)	(476,465)	(52,308)	(670,339)	(459,102)	(1,008,875)
Net	$915,677	$916,538	$717,853	$759,346	$836,756	$715,854

The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid reinsurance premiums	$379,501	$282,427
Reinsurance recoverable on paid losses and LAE	$66,299	$10,170
Reinsurance recoverable on unpaid losses and LAE	256,687	798,680
Reinsurance recoverable	$322,986	$808,850

5. Insurance Operations
Deferred Policy Acquisition Costs
The Company defers certain costs in connection with written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
DPAC, beginning of period	$107,047	$110,983	$103,654	$108,822
Capitalized Costs	60,470	55,552	167,357	165,983
Amortization of DPAC	(52,927)	(54,674)	(156,421)	(162,944)
DPAC, end of period	$114,590	$111,861	$114,590	$111,861
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
In accordance with Florida Insurance Code and based on the calculations performed by the Company as of December 31, 2022, UPCIC and APPCIC currently are not able to pay any ordinary dividends during 2023. For the nine months ended September 30, 2023 and 2022, no dividends were paid from the Insurance Entities to PSI.
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

	September 30, 2023	December 31, 2022
Statutory capital and surplus
UPCIC	$294,002	$400,866
APPCIC	$24,802	$22,786
Ten percent of total liabilities
UPCIC	$164,130	$151,190
APPCIC	$2,551	$2,023
As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement. The Insurance Entities also met the capitalization requirements of the other states in which they are licensed as of September 30, 2023. Annually, the Insurance Entities each are also required to adhere to prescribed premium-to-capital surplus ratios and each have met those requirements.
The following table summarizes combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Combined net income (loss)	$(77,035)	$(67,404)	$(105,440)	$(79,479)

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	September 30, 2023	December 31, 2022
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,292	$3,246

6. Liability for Unpaid Losses and Loss Adjustment Expenses
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$663,019	$186,349	$1,038,790	$346,216
Less: Reinsurance recoverable	(495,250)	(18,972)	(798,680)	(115,860)
Net balance at beginning of period	167,769	167,377	240,110	230,356
Incurred related to:
Current year	270,266	327,729	683,004	708,774
Prior years	17,706	2,715	34,849	7,080
Total incurred	287,972	330,444	717,853	715,854
Paid related to:
Current year	178,384	216,735	369,425	453,350
Prior years	(16,963)	57,227	294,218	269,001
Total paid	161,421	273,962	663,643	722,351
Net balance at end of period	294,320	223,859	294,320	223,859
Plus: Reinsurance recoverable	256,687	929,768	256,687	929,768
Balance at end of period	$551,007	$1,153,627	$551,007	$1,153,627
Prior years’ development was $17.7 million in the third quarter ended September 30, 2023 compared to $2.7 million in the third quarter ended September 30, 2022. Prior years’ development was $34.8 million in the nine months ended September 30, 2023 compared to $7.1 million in the nine months ended September 30, 2022. In 2023 prior year development was the result of increased costs to settle prior year claims compared to previous estimates particularly related to non-CAT events occurring in prior years. Prior years claims predate the most significant recent property insurance reform legislation enacted in late 2022 in Florida and therefore have not benefited significantly from the statutory changes. Paid claims related to prior years in the third quarter ended September 30, 2023 include the impact of a number of commutations, including the commutation with the FHCF.
Prior years’ development was $2.7 million during the three months ended September 30, 2022. The net prior years’ reserve development for the three months ended September 30, 2022 was principally due to Hurricane Irma. Prior years’ reserve development was $7.1 million during the nine months ended September 30, 2022. The net prior years’ reserve development for the nine months ended September 30, 2022 was principally due to Hurricane Irma development of $7.0 million in the period. Hurricane Matthew net losses increased $0.1 million. Additionally, the Company concluded a favorable commutation during the nine months ended September 30, 2022, favorably increasing ceded prior year loss payments which was offset by a provisory direct prior year IBNR amount, resulting in no net effect.

7. Long-term Debt
Long-term debt consists of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2023	2022
Surplus note	$4,411	$5,515
5.625% Senior unsecured notes	100,000	100,000
Total principal amount	104,411	105,515
Less: unamortized debt issuance costs	(2,215)	(2,746)
Total long-term debt, net	$102,196	$102,769
Surplus Note
In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program. The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. Principal and interest are paid periodically pursuant to the terms of the surplus note. UPCIC was in compliance with the terms of the surplus note as of September 30, 2023.
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
The indenture governing the Notes contains financial covenants, terms, events of default and related cure provisions that are customary in agreements used in connection with similar transactions. As of September 30, 2023, the Company was in compliance with all applicable covenants, including financial covenants.
The Notes are unsecured senior obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank equally in right of payment to the Unsecured Revolving Loan described below.
Unsecured Revolving Loan
On June 30, 2023, the Company entered into a committed and unsecured $40.0 million revolving credit line with JP Morgan Chase Bank, N.A. This agreement succeeded the previous $37.5 million revolving credit line with J.P. Morgan Chase, N.A., entered into on October 31, 2022. As of September 30, 2023, the Company has not borrowed any amount under this revolving loan. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings mature on June 29, 2024, 364 days after the inception date and carry an interest rate of prime rate plus a margin of 2%. The credit line is subject to annual renewals. The credit line contains customary financial and other covenants, with which the Company is in compliance.

Interest Expense
The following table provides interest expense related to long-term debt during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest Expense:
Surplus note	$47	$49	$146	$115
5.625% Senior unsecured notes	1,407	1,406	4,219	4,328
Non-cash expense (1)	177	175	531	526
Total	$1,631	$1,630	$4,896	$4,969
(1) Represents amortization of debt issuance costs.

8. Stockholders’ Equity
From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

				Total Number of Shares			Average
				Repurchased During the		Aggregate	Price Per	Plan
			Dollar Amount	Nine Months Ended September 30,		Purchase	Share	Completed or
Date Authorized		Expiration Date	Authorized	2023	2022	Price	Repurchased	Expired
June 12, 2023		June 10, 2025	$20,000	889,566	—	$12,231	$13.75
December 15, 2022	(1)	December 15, 2024	$7,997	400,691	—	$6,154	$15.36	August 2023
November 3, 2020	(1)	November 3, 2022	$20,000	—	806,324	$9,800	$12.15	November 2022
(1)In November 2020, our Board of Directors authorized a share repurchase of up to $20 million of shares of common stock, which expired in November 2022. At the end of this prior authorization, the Company had repurchased slightly more than $12 million of shares of common stock. On December 15, 2022, our Board of Directors authorized a successor share repurchase program under which the Company was authorized to repurchase up to $8.0 million of shares of common stock through December 15, 2024, which represented the unused portion of the predecessor authorization.

See the “Condensed Consolidated Statements of Stockholders’ Equity” for a roll-forward of treasury shares.

9. Income Taxes
Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. As of September 30, 2023, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
For the nine months ended September 30, 2023, there was no current reporting period activity recorded in the operating statement or the balance sheet related to uncertain tax positions.
The effective tax rate for the three months ended September 30, 2023 was 24.9% compared to 22.5% for the same period last year. The effective tax rate for the nine months ended September 30, 2023 was 25.0% compared to 21.2% for the same period last year. The provision for income taxes differed from the statutory rate as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increases (decrease) resulting from:
State income tax, net of federal tax benefit	9.5%	1.5%	1.5%	0.5%
Disallowed compensation	(6.5)%	(0.1)%	2.8%	(1.8)%
Effect of rate change	—%	—%	—%	1.4%
Nondeductible expenses	(0.1)%	—%	0.3%	(0.1)%
Dividend received deduction	1.2%	0.1%	(0.5)%	0.3%
Other, net	(0.2)%	—%	(0.1)%	(0.1)%
Effective tax rate	24.9%	22.5%	25.0%	21.2%

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
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings (loss) per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator for EPS:
Net income (loss)	$(5,915)	$(72,275)	$46,824	$(47,368)
Less: Preferred stock dividends	(3)	(3)	(8)	(8)
Income (loss) available to common stockholders	$(5,918)	$(72,278)	$46,816	$(47,376)
Denominator for EPS:
Weighted average common shares outstanding	29,617	30,604	30,087	30,858
Plus: Assumed conversion of share-based compensation (1)	—	—	266	—
Assumed conversion of preferred stock	—	—	25	—
Weighted average diluted common shares outstanding	29,617	30,604	30,378	30,858
Basic earnings (loss) per common share	$(0.20)	$(2.36)	$1.56	$(1.54)
Diluted earnings (loss) per common share	$(0.20)	$(2.36)	$1.54	$(1.54)

(1)	Represents the dilutive effect of common shares issuable upon the exercise of stock options, non-vested performance share units, non-vested restricted stock units and non-vested restricted stock.

11. Other Comprehensive Income (Loss)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended September 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(14,942)	$(3,677)	$(11,265)	$(36,715)	$(9,026)	$(27,689)
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	10	3	7	210	52	158
Other comprehensive income (loss)	$(14,932)	$(3,674)	$(11,258)	$(36,505)	$(8,974)	$(27,531)

	Nine Months Ended September 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(5,151)	$(1,266)	$(3,885)	$(134,148)	$(32,978)	$(101,170)
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	732	180	552	1,423	350	1,073
Other comprehensive income (loss)	$(4,419)	$(1,086)	$(3,333)	$(132,725)	$(32,628)	$(100,097)

The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized gains (losses) on available-for-sale debt securities
	$(10)	$(210)	$(732)	$(1,423)	Net realized gains (losses) on sale on investments
	3	52	180	350	Income tax expense (benefit)
Total reclassification for the period	$(7)	$(158)	$(552)	$(1,073)	Net of tax

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
The Insurance Entities are obligated by regulation and by contract to commute their losses under reimbursement agreements with the FHCF. The commutation process results in a final estimate of, and payment to the insurer for, remaining reimbursable losses attributable to a reimbursement contract year in exchange for a release of future FHCF obligations for that contract year. On June 1, 2023, the Insurance Entities began their respective commutation processes for the 2017-18 reimbursement contract year. In the third quarter, each of the Insurance Entities successfully reached an agreement with the FHCF on the amount of the FHCF’s final payment in commutation without the need for dispute resolution.
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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$24,757	$—	$24,757
Corporate bonds	—	699,357	—	699,357
Mortgage-backed and asset-backed securities	—	283,771	—	283,771
Municipal bonds	—	14,713	—	14,713
Redeemable preferred stock	—	8,960	—	8,960
Equity Securities:
Common stock	14,786	—	—	14,786
Mutual funds	62,209	—	—	62,209
Total assets accounted for at fair value	$76,995	$1,031,558	$—	$1,108,553

	Fair Value Measurements
	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$11,664	$—	$11,664
Corporate bonds	—	695,061	—	695,061
Mortgage-backed and asset-backed securities	—	287,607	—	287,607
Municipal bonds	—	12,371	—	12,371
Redeemable preferred stock	—	7,923	—	7,923
Equity Securities:
Common stock	15,313	—	—	15,313
Mutual funds	70,156	—	—	70,156
Total assets accounted for at fair value	$85,469	$1,014,626	$—	$1,100,095
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
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	As of September 30, 2023		As of December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities (debt):
Surplus note (1)	$4,411	$4,151	$5,515	$5,126
5.625% Senior unsecured notes (2)	100,000	91,564	100,000	100,350
Total debt	$104,411	$95,715	$105,515	$105,476
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

14. Variable Interest Entities
The Company utilizes a captive reinsurance arrangement that uses Isosceles Insurance Ltd., a Bermuda licensed insurance company, pursuant to which the parties established a Bermuda separate account named “Separate Account UVE-01” as UVE’s captive. This captive is a VIE in the normal course of business and is consolidated since the Company is the primary beneficiary. The VIE files a federal tax return; however, the VIE is domiciled in Bermuda and therefore is not subject to state income taxes.
Effective June 1, 2023, the VIE entered into a new reinsurance arrangement with UPCIC and APPCIC for the 2023-2024 All States Reinsurance Program.
On June 1, 2022, the VIE entered into a reinsurance arrangement with UPCIC, which was effective June 1, 2022 through May 31, 2023. On September 28, 2022, Hurricane Ian made landfall on the Gulf Coast of Florida which triggered a full policy limit loss, totaling $66 million. Amounts due under this policy were fully paid in September 2022 by the VIE to UPCIC, pursuant to the terms of the agreement.
The following table presents, on a consolidated basis, the balance sheet classification and exposure of restricted cash held in a reinsurance trust account, which can be used only to settle specific reinsurance obligations of the VIE as of the dates presented (in thousands):

	As of
	September 30, 2023	December 31, 2022
Restricted cash and cash equivalents	$66,853	$—

15. Subsequent Events
The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of September 30, 2023.

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

OVERVIEW
We are a vertically integrated holding company offering property and casualty insurance and value-added insurance services. In addition to premiums from our issuance of insurance policies, we generate additional revenue from our investment portfolio, reinsurance brokerage services, receipt of managing general agency fees from policy holders and from other sources of revenue (collectively “Other Revenue Sources”). We develop, market, and underwrite insurance products for consumers predominantly in the personal residential homeowners’ line of business and perform substantially all insurance-related services for our primary insurance entities, including risk management, claims management, and distribution. Our insurance entities, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), offer insurance products through both appointed independent agent network and our online distribution channels across 19 states with Florida representing 82.3% of our direct premiums written year-to-date as of September 30, 2023, and with licenses to write insurance in two additional states. UPCIC filed with its regulators in Hawaii to withdraw from the state, with the withdrawal and nonrenewal of policies expected to be completed within the next year. We seek to produce an underwriting profit (defined as earned premium-net minus losses, loss adjustment expense (“LAE”), policy acquisition costs and other operating costs) over the long term, along with growing our Other Revenue Sources.
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
Trends
Florida Trends
We are currently working through a cycle to improve long-term rate adequacy and earnings for the Insurance Entities by increasing rates and managing exposures in recognition of the Florida loss and expense environment, while taking advantage of what we believe to be opportunities in an otherwise unsettled Florida market. The Florida personal lines homeowners’ market (“Florida market”) currently can be characterized as a “hard market”, where insurance premium rates are escalating, insurers are reducing coverages, and underwriting standards are tightening as insurers closely monitor insurance rates and manage coverage capacity, which has been constrained by available capital and reinsurance capacity. Due to conditions in the Florida market and factors more generally affecting the United States and global reinsurance markets, reinsurance capacity in recent years has also been subject to less favorable pricing and terms. These market forces have decreased competition among admitted insurers as insurers have limited the amount of business they write. In turn, this has resulted in policyholders’ increased use of Citizens Property Insurance Corporation (“Citizens”), which serves as and was created to be Florida’s residual property insurance market or market of last resort. In recent years, in response to rising claims costs, increased reinsurance costs and deteriorating conditions in the Florida residential market, most admitted market competitors have implemented significant rate increases. Meanwhile, Citizens’ rate increases are limited by law, resulting in its policies, in a hard market, becoming priced lower than admitted market policies. As a result, Citizen’s policies often cost less than the admitted market, causing it to be viewed as a desirable alternative and at times a preferred alternative to the admitted market. In response to these conditions, our Insurance Entities have taken and continue to take action to manage through this hard market by increasing rates and prudently managing exposures, improving risk selection, and addressing reinsurance constraints and capital needs while also seeking to maintain their competitive position in the Florida market supporting our current policyholders and agents. In December 2022, the Florida legislature enacted substantial reforms intended to mitigate rising claims costs and resulting premium increases while also enhancing service to policyholders. New laws require the Insurance Entities to implement faster claims-response standards and to comply with additional regulatory oversight requirements intended to increase consumer protections. New laws also seek to curtail certain abusive claims practices that have led to recent market problems. Among these, the Florida legislature eliminated policyholders’ former one-way right to attorney’s fees and prevented the assignment of insurance benefits to third parties. The most significant statutory changes took effect for policies issued after December 16, 2022. Policies written before this date might benefit from procedural changes enacted by the legislature but remain subject to substantive laws in effect before the reforms and therefore may still be adversely impacted by the pre-reform laws. Although the number of claims subject to pre-reform laws will decline over time, it will be several years until all of the claims subject to those laws are settled or brought to an adjudicated conclusion. In the 2023 regular legislative session, the Florida legislature supplemented these reforms with additional statutory changes that became effective in May 2023. We are optimistic these changes will improve the claims environment in Florida as the changes become effective.
We seek to achieve rate adequacy for the Insurance Entities, recognizing the effects of the recent Florida claims environment on losses, LAE and expenses while also taking into account potential benefits associated with the recent reforms. We have continued to experience increased costs for losses and LAE in the Florida market, where there has been an industry around the solicitation, filing and litigation of personal residential claims. In addition, rising inflation, as seen in the cost of labor and material supplies, has further escalated costs associated with the settlement of claims. These conditions and the resulting increases in losses and LAE are chief contributing factors to the rate increases in this market. Adverse actions by public adjusters and attorneys prior to the recent reforms resulted in a pattern of increases in year-over-year levels of represented claims, increases in purported claim amounts, and increased demands for attorneys’ fees. Active solicitation of personal residential claims in Florida by policyholder representatives, remediation companies and repair companies also led to an increase in the frequency and severity of personal residential claims in Florida, exceeding historical levels and levels seen in other jurisdictions. Information prepared by the Florida Office of Insurance Regulation (“FLOIR”) shows that claims in Florida are litigated at a substantially disproportionate rate when compared to other states. This is largely due to a Florida statute in effect prior to December 16, 2022, providing a one-way right of attorneys’ fees against insurers which, when coupled with certain other statutes and judicial rulings, produced a legal environment in Florida that encourages litigation, in many cases without regard to the underlying merits of the claims. The one-way right to attorneys’ fees essentially means that unless an insurer’s position is entirely upheld in litigation, the insurer must pay the policyholder’s attorneys’ fees in addition to the insurance company’s own defense costs. This affects not only claims that are litigated to resolution, but also the settlement discussions that take place with nearly all litigated claims. This also affects a large number of claims from inception during the adjusting process as a substantial percentage of policyholders obtain representation early in the process, sometimes even before notifying insurers of their claims. These market conditions also add complexity to efforts to adjust claims efficiently and expeditiously. This is due to an increasing number of policyholders who have one or more recent prior losses with the Insurance Entities or with other insurers, which then require evaluation during subsequent claims as to whether the property has been repaired consistently with the scope and amount of damage previously asserted.
To curtail abuses, in December 2022 the Florida legislature eliminated the statutory one-way right to attorneys’ fees; prohibited assignments of post-loss benefits under insurance policies; improved the usefulness of offers of judgment as a means of fostering resolutions of disputed claims; made incremental adjustments to reduce Citizens’ competitiveness with the private market; and adopted several other related measures. Because some of the changes will affect only future policies, the impact of the new laws on claims and claims-related costs, including litigation, will not be fully known for some time.
Despite our initiatives responding to adverse claims behaviors and trends, our costs to settle claims in Florida have increased for the reasons noted herein. Over the past three years, even as we have increased our estimates of prospective losses each year, we have recorded adverse claim development on prior years’ loss reserves and further strengthened current year losses during the year to address the increasing impact that Florida’s market disruptions, as well as the impact of rising costs of building materials and labor, have had on the claims process and the establishment of reserves for losses and LAE. The full extent and duration of these market disruptions and inflationary pressures are unknown and still unfolding, and we will monitor the impact of such disruptions on the recording and reporting of claim costs.
The Company has taken a series of steps over time to mitigate the financial impact of these negative trends in the Florida market. We also have closely monitored rate levels, especially in the Florida market, and have submitted rate filings based upon evolving data. However, because rate filings rely upon past loss and expense data and take time to develop, file and implement, we can experience significant delays between identifying needed rate adjustments, filing the associated rate changes, and ultimately collecting and earning the resulting increased premiums. This is particularly the case in an era of rising costs such as the current Florida market, in which the costs of losses and loss adjustment expenses have increased in recent years due to Florida’s outsized claims litigation environment and inflationary pressure. Similarly, the Company evaluates and periodically adjusts its policy forms in response to market factors and competitive considerations. While policy form changes can be beneficial in the Company’s risk management initiatives, like with rate adjustments, we can experience delays between identifying desired changes, filing and gaining regulatory approval of the changes, and implementing the new forms.
The Company also updates its claims-handling procedures over time in response to market trends. The Company has adopted initiatives to adjust and pay straightforward, meritorious claims as promptly as possible to mitigate the adverse impacts often associated with claims that remain open for longer periods. The Company also has increasingly used video and other technology to facilitate reviews of damaged property and improve efficiency in the claims process. In addition, we develop in-house expertise, often in the form of dedicated internal units, to respond to certain types of claims such as water damage claims, represented claims and large-loss claims. The Company additionally has established significant in-house legal services to address the high volume of litigated or represented claims as cost-effectively as possible, as well as a subrogation unit that seeks to mitigate losses for the benefit of policyholders and the Company when damages are caused by third parties.
Additionally, we have taken steps to comply with the new law changes in Florida related to claims-handling procedures and timelines. The Company has analyzed the law changes and has taken steps to comply with the reforms. As a result of recent law changes, discussed above, we have seen an acceleration of claim payments during 2023 caused by the new regulatory guidelines along with operational changes implemented in response to the new regulations. Although the 2022 and 2023 law changes mark the legislature’s most definitive efforts to find effective solutions to Florida’s market problems, it is too early to evaluate the extent to which the changes will be successful or the time period over which any benefits will materialize.
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
In April 2023, UPCIC submitted and received approval for a rate decrease of 1.4% for Homeowners’, and a rate decrease of 1.6% for Dwelling Fire in the State of Florida, effective July 15, 2023, for new and renewal business. This filing resulted from UPCIC’s statutorily required participation in Florida’s Reinsurance to Assist Policyholders Program (“RAP”). This program is unrelated to the FHCF and allows insurers to access a layer of reinsurance coverage that is below the FHCF industry retention at no cost to the insurer. In exchange the Insurance Entities adopted a corresponding one-year rate reduction. Under current law, the RAP program expires with the reinsurance contract year ending May 31, 2024.
In July 2023, UPCIC filed a 7.5% rate increase on Florida personal residential homeowners’ line of business, effective July 17, 2023, for new business and November 4, 2023, for renewal business. In the second quarter of 2023, UPCIC filed a 7.8% rate increase on South Carolina personal residential homeowner’s line of business pending approval, which became effective September 5, 2023, for new business, and October 25, 2023 for renewal business. During the second quarter of 2023, rate increases went into effect for renewal business in Virginia, +7.3%, Minnesota, +8.0%, Alabama, +9.5%, and Indiana +6.0%, which were in the process of being implemented during the third quarter of 2023. A rate increase of 5.0% filed in the first quarter of 2023 in Pennsylvania was approved in the second quarter, and became effective June 1, 2023, for new business, and July 21, 2023, for renewal business. On July 3, 2023, a rate increase of 6.7% in New Jersey was approved, and became effective August 21, 2023 for new business, and October 10, 2023, for renewal business.
During the third quarter, UPCIC submitted rate increases in two states that are currently pending approval: Massachusetts, +11.9%, effective November 1, 2023, for new business and effective December, 21, 2023, for renewal business; and Georgia, +14.8%, effective November 21, 2023, for new business, and effective January 10, 2024, for renewal business.
In the third quarter of 2023, the Insurance Entities continued to implement inflation increases to policy insured values across the majority of states in which we conduct business. These are adjustments to policy coverage amounts designed to facilitate the policies’ adherence to insurance-to-value requirements. The coverage adjustments provide a degree of protection to insureds against inflationary pressures while also resulting in additional premium to the Company to cover the increased claim costs driven by inflation factors.
Changing Climate Conditions
Severe weather events over the last two decades underscore the unpredictability of climate trends. Changing climate conditions have added to the frequency and severity of natural disasters and created additional uncertainty as to future trends and exposures. The insurance industry has experienced increased catastrophe losses due to a number of potential causal factors, including, in addition to weather/climate variability, aging infrastructure; more people living in high-risk areas; population growth in areas with weaker enforcement of building codes; urban expansion; an increase in the number of amenities included in, and average size of, homes, especially for homes built or remodeled in desirable coastal areas that already face heightened exposure to severe weather; and increased inflation, including as a result of post-pandemic demand surge. Climate studies by government agencies, academic institutions, catastrophe modeling organizations and other groups indicate that eastern and southern states are experiencing, and are expected to continue to experience over time, an increase in frequency and/or intensity of hurricanes, heavy precipitation events, flash flooding, sea level rise, droughts, heat waves and wildfires. Developing an awareness of the potential impacts of changing climate conditions is important to the Company’s business.
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

REINSURANCE
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events. Reinsurance contracts are typically classified as treaty or facultative contracts. Treaty reinsurance provides coverage for all or a portion of a specified group or class of risks ceded by the primary insurer, while facultative reinsurance provides coverage for specific individual risks. Within each classification, reinsurance can be further classified as quota share or excess of loss. Quota-share reinsurance is where the primary insurer and the reinsurer share proportionally or pro-rata in the direct premiums and losses of the insurer. Excess-of-loss reinsurance indemnifies the direct insurer for all or a portion of the loss in excess of an agreed upon amount or retention.
Developing and implementing our reinsurance strategy to adequately protect our balance sheet and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key strategic priority for us. In order to limit the Insurance Entities’ potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers and the Florida Hurricane Catastrophe Fund (“FHCF”) and for the 2023-24 reinsurance contract year also receive the RAP coverage provided by the State of Florida. The FLOIR requires the Insurance Entities, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ respective 2023-2024 reinsurance programs meet the FLOIR’s requirements, which are based on, among other things, successfully demonstrating cohesive and comprehensive reinsurance programs that protect the policyholders of our Insurance Entities as well as satisfying a series of stress test catastrophe loss scenarios based on past historical events. Similarly, the Insurance Entities’ respective 2023-2024 reinsurance programs meet the stress test and review requirements of Demotech, Inc., for maintaining Financial Stability Ratings® of “A” (Exceptional) and of Kroll for maintaining insurer financial strength ratings of “A-”
We believe the Insurance Entities’ retentions under their respective reinsurance programs are appropriate and structured to protect policyholders. We test the sufficiency of the reinsurance programs by subjecting the Insurance Entities’ personal residential exposures to statistical testing using a third-party hurricane model, RMS RiskLink v18.1 (Build 1945). This model combines simulations of the natural occurrence patterns and characteristics of hurricanes, tornadoes, earthquakes, and other catastrophes with information on property values, construction types and occupancy classes. The model outputs provide information concerning the potential for large losses before they occur, so companies can prepare for their financial impact. Furthermore, as part of our operational excellence initiatives, we continually look to enable new technology to refine our data intelligence on catastrophe risk modeling.

Effective June 1, 2023, the Insurance Entities entered into multiple reinsurance agreements comprising our 2023-2024 reinsurance program. See “Item 1—Note 4 (Reinsurance).”
UPCIC/APPCIC 2023-2024 All States Reinsurance Program
•First event All States retention of $45 million.
•All States first event tower extends to $2.61 billion with no co-participation in any of the layers, no limitation on loss adjustment expenses for the non-catastrophe bond Cosaint Re Pte. Ltd. traditional reinsurance and no accelerated deposit premiums.
•Assuming a first event completely exhausts the $2.61 billion tower, the second event exhaustion point would be $912 million.
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
•For the FHCF Reimbursement Contracts effective June 1, 2023, both UPCIC and APPCIC have continued the election of the 90% coverage level. We estimate the total mandatory FHCF layer will provide approximately $1.316 billion of coverage for UPCIC, which insures to the benefit of the open market coverage secured from private reinsurers and Cosaint Re Pte. Ltd (covers UPCIC only) and we estimate the total mandatory FHCF layer will provide approximately $22.5 million of coverage for APPCIC, which insures to the benefit of the open market coverage secured from private reinsurers.
•For the participation in the RAP program for the 2023-2024 period, we estimate the total RAP layer will provide approximately $202.8 million of coverage for UPCIC and $3.5 million of coverage for APPCIC, both of which inure to the benefit of the open market coverage secured from private reinsurers.
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

The cost of the 2023-2024 all states reinsurance programs for UPCIC and APPCIC is projected to be $620.6 million, prior to any potential reinstatement premiums due, and represents approximately 31.97% of projected direct premium earned for the 12-month treaty period.
Commutations
During the third quarter, the Insurance Entities entered into commutation agreements with certain of its reinsurers, which resulted in the receipt of cash to settle estimated obligations otherwise recoverable under the reinsurance agreements resulting in no gain or loss. The Insurance Entities commuted their respective 2017/18 reimbursement contracts with the FHCF in accordance with a contractual requirement for commutation to commence no later than five years following the end of the relevant reimbursement contract year. The other commutations were mutually agreed upon and entered into with third-party reinsurers when the Insurance Entities and reinsurers deemed the commutations to be in their respective best interests. Whether as a contractual obligation (in the case of the FHCF) or through mutual agreement (in the case of third-party reinsurers), commutation is a process by which a ceding insurer and assuming reinsurer evaluate and agree upon, or otherwise determine, a final payment amount due to the ceding insurer under a reinsurance/reimbursement contract in exchange for a release of the assuming reinsurer from all future obligations to pay ceded losses under the commuted contract.

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
Highlights for the quarter ended September 30, 2023
•The Insurance Entities concluded a commutation with the FHCF relating to 2017/2018 contract year, which covered Hurricane Irma. Additionally, commutations with certain other reinsurers were concluded during the quarter, which the Insurance Entities deemed were in their best interests.
•All three rating agencies, Kroll (A- stable), Demotech (A rating) and Egan-Jones (A rating), updated and affirmed their previous ratings.
•Rate filings and inflation adjustments to policy insured values continue to drive increases in written and earned premium as the new rates and property insured values take effect on policy renewals and new business and earn prospectively over the policy period.
•Management continues to prudently manage its new and renewal business risk selection, improving risk exposure diversification and moderating new business growth rates, compared to prior years, while rate increases are taking effect to improve profitability. As a result of management’s efforts to manage exposures and in conjunction with competition from Citizens, the number of total policies in force has been decreasing, partially offsetting increases in written and earned premium driven by rate increases and inflation increases to insured values. Management has recently worked to write additional new business in some territories in Florida as rate increases earn in and the benefits of recent favorable Florida legislation takes effect.
•Net investment income increased as cash and maturing interest earning investments are redeployed into higher interest rate investments.
•The losses and LAE, net ratio was 87.0% this quarter compared to 113.7% in the same period last year. The decrease of 26.7% loss ratio points was primarily due to lower reported weather events including Hurricane Idalia in 2023, when compared to 2022, which included Hurricane Ian, a major hurricane.
•The Company continued to return shareholder value with quarterly dividends and share repurchases.
•UPCIC filed with its regulators in Hawaii to withdraw from the state. There are 1,244 policies in Hawaii as of September 30, 2023. The withdrawal and nonrenewal of policies in Hawaii are expected to be completed within the next year.

Third quarter of fiscal 2023 results of operations comparisons are to third quarter of fiscal 2022 (unless otherwise specified).
Results of Operations — Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Net loss for the three months ended September 30, 2023 was $5.9 million compared to a net loss of $72.3 million for the same period in 2022. Benefiting the quarter were increases in direct written and earned premiums, an increase in net investment income, a reduction in the cost of reinsurance and a reduction in losses and LAE. Direct premium earned and premiums earned, net were up 4.8% and 13.9%, respectively, due to premium growth in the majority of states in which we are licensed and writing during the past 12 months, mostly as a result of rate increases implemented during 2022 and 2023. Net premium growth also reflects efficiencies in the Insurance Entities’ 2023/2024 reinsurance program. The net loss and LAE ratio was 87.0% for the three months ended September 30, 2023, compared to 113.7% for the same period in 2022 reflecting lower reported weather events in the third quarter of 2023. As a result of the above and further explained below, the combined ratio for the three months ended September 30, 2023 was 110.7% compared to 139.2% for the three months ended September 30, 2022. Also see the discussion above under “Overview—Trends” regarding our response to the Florida market.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Three Months Ended September 30,		Change
	2023	2022	$	%
REVENUES
Direct premiums written	$531,988	$500,677	$31,311	6.3%
Change in unearned premium	(57,677)	(48,227)	(9,450)	19.6%
Direct premium earned	474,311	452,450	21,861	4.8%
Ceded premium earned	(143,271)	(161,819)	18,548	(11.5)%
Premiums earned, net	331,040	290,631	40,409	13.9%
Net investment income	12,755	6,074	6,681	110.0%
Net realized gains (losses) on investments	(431)	292	(723)	NM
Net change in unrealized gains (losses) of equity securities	(1,285)	(4,150)	2,865	NM
Commission revenue	10,830	12,592	(1,762)	(14.0)%
Policy fees	5,111	5,272	(161)	(3.1)%
Other revenue	2,028	2,099	(71)	(3.4)%
Total revenues	360,048	312,810	47,238	15.1%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	287,972	330,444	(42,472)	(12.9)%
General and administrative expenses	78,322	73,973	4,349	5.9%
Total operating costs and expenses	366,294	404,417	(38,123)	(9.4)%
Interest and amortization of debt issuance costs	1,631	1,630	1	0.1%
INCOME (LOSS) BEFORE INCOME TAXES	(7,877)	(93,237)	85,360	(91.6)%
Income tax expense (benefit)	(1,962)	(20,962)	19,000	(90.6)%
NET INCOME (LOSS)	$(5,915)	$(72,275)	$66,360	(91.8)%
Other comprehensive income (loss), net of taxes	(11,258)	(27,531)	16,273	(59.1)%
COMPREHENSIVE INCOME (LOSS)	$(17,173)	$(99,806)	$82,633	NM
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$(0.20)	$(2.36)	$2.16	(91.5)%
Weighted average diluted common shares outstanding	29,617	30,604	(987)	(3.2)%

NM – Not Meaningful

Revenues
Direct premiums written increased by $31.3 million, or 6.3%, for the quarter ended September 30, 2023, driven by premium growth within our Florida business of $18.4 million, or 4.4%, and premium growth in our other states business of $12.9 million, or 14.7%, as compared to the same period during the prior year. Rate increases approved in 2022 and 2023 for Florida and for certain other states and policy inflation adjustments were the principal drivers of higher written premiums. The rate of year-over-year growth in the third quarter of 2023 compared to the third quarter of 2022 reflects management’s intent to effectively manage new and renewal business as well as the competitive advantage of Citizens, where rates are frequently lower than those available in the admitted market. In total, policies in force declined 2,132, or 0.3%, from 809,685 at June 30, 2023 to 807,553 at September 30, 2023. A summary of the recent rate increases that are driving increases in written premium, the Florida marketplace and competition from lower cost policies offered by Citizens is discussed above under “—Overview—Trends.”
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
During 2023, management continued efforts to prudently manage policy counts and exposures intended to slow the growth of certain exposures relating to new business compared to prior years while filed rate increases are taking effect. Reduced new business writings in select states and the impact of selected policy non-renewals, as well as the effect of Citizens’ statutory rate caps in suppressing its rates below those of the admitted market, have resulted in a decline in policies in force during the quarter of 2,132, or 0.3%, from 809,685 at June 30, 2023 to 807,553 at September 30, 2023. Direct premiums written continue to increase across the majority of states in which we conduct business primarily due to rate increases. As a result of our business strategy, rate changes and disciplined underwriting initiatives, we have seen a decrease in policies in force, a decrease in total insured value and an increase in premium in force. We were authorized to write policies in 19 states during both of the third quarters of 2023 and 2022. In addition, we are authorized to do business in Tennessee with plans to submit product filings in that state, and have submitted an initial rate filing in Wisconsin which was subsequently approved. UPCIC has filed to withdraw its authority to write policies in Hawaii, and has commenced a plan to non-renew all of its policies in Hawaii (1,244 policies as of September 30, 2023). At September 30, 2023, policies in force decreased 65,373 policies, or 7.5%; premium in force increased $81.5 million, or 4.4%; and total insured value decreased $4.0 billion, or 1.2%, compared to September 30, 2022.
The following table provides direct premiums written for Florida and Other States for the three months ended September 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended
	September 30, 2023		September 30, 2022		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$430,946	81.0%	$412,588	82.4%	$18,358	4.4%
Other states	101,042	19.0%	88,089	17.6%	12,953	14.7%
Total	$531,988	100.0%	$500,677	100.0%	$31,311	6.3%

We seek to prudently grow and generate long-term rate adequate premium in each state where we offer policies. Our diversification strategy seeks to increase business outside of Florida and to improve geographical distribution within Florida.
Direct premium earned increased by $21.9 million, or 4.8%, for the quarter ended September 30, 2023, reflecting the earning of premiums written over the past 12 months, including the benefit of rate changes due to primary rate filings, filings to cover increased reinsurance costs as well as policy premium adjustments due to increases in insured values caused by inflation.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents premiums paid to reinsurers for this protection and is a cost which reduces net written and net earned premiums. In total, ceded premium earned decreased $18.5 million, or 11.5%, for the quarter ended September 30, 2023, as compared to the same period of the prior year. The decrease in reinsurance cost reflects several factors including the Insurance Entities’ mandatory participation in the RAP in the 2023/2024 reinsurance program, which allows insurers to access a layer of reinsurance coverage that is below the FHCF industry retention at no cost to the insurer. In exchange the Insurance Entities adopted a corresponding one-year rate reduction. Also benefiting the quarter was an absence in reinstatement premiums compared to the third quarter of 2022, in which Hurricane Ian triggered reinstatement premiums. Reinsurance costs, as a percentage of direct premium earned, decreased from 35.8% for the three months ended September 30, 2022 to 30.2% for the three months ended September 30, 2023. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period, which typically runs from June 1st to May 31st. See the discussion above for the Insurance Entities’ 2023-2024 reinsurance programs and “Item 1—Note 4 (Reinsurance).”

During the third quarter, the Insurance Entities entered into commutation agreements with certain of its reinsurers, which resulted in the receipt of cash to settle estimated obligations otherwise recoverable under the reinsurance agreements, resulting in no gain or loss. The commutation with the FHCF resulted from a contractual requirement in the 2017/2018 FHCF reimbursement contract. The other commutations were entered into following mutual agreements with third-party reinsurers after the Insurance Entities deemed the commutations to be in their best interests. Whether as a contractual and regulatory obligation (in the case of the FHCF) or through mutual agreement (in the case of third-party reinsurers), commutation is a process by which a ceding insurer and an assuming reinsurer evaluate and agree upon, or otherwise determine, a final payment amount due to the ceding insurer under a reinsurance/reimbursement contract in exchange for a release of the assuming reinsurer from all future obligations to pay ceded losses under the commuted contract.
Premiums earned, net of ceded premium earned, grew by 13.9%, or $40.4 million, to $331.0 million for the three months ended September 30, 2023, reflecting an increase in direct premium earned and the decrease in the cost of reinsurance for the current reinsurance policy period.
Net investment income was $12.8 million for the three months ended September 30, 2023, compared to $6.1 million for the same period in 2022, an increase of $6.7 million, or 110.0%. Invested cash balances along with liquidity generated by our investment portfolio from new deposits and maturities, principal repayments, and interest received throughout 2022 and into 2023 was invested at higher rates, resulting in an increase in investment returns on our portfolio and cash balances.
We look to optimize our investment portfolio on a rolling basis, which from time-to-time results in portfolio shaping opportunities. During the three months ended September 30, 2023, sales of available-for-sale debt securities and sales of equity securities resulted in net realized losses of $0.4 million during the third quarter of 2023. During the three months ended September 30, 2022, sales of available-for-sale debt securities and sales of equity securities resulted in net realized gains of $0.3 million during the third quarter of 2022. See “Item 1—Note 3 (Investments).”
There was a $1.3 million net unrealized loss in equity securities during the three months ended September 30, 2023, largely driven by overall equity market appreciation, compared to a $4.2 million net unrealized loss in equity securities during the three months ended September 30, 2022.
Commission revenue is comprised principally of brokerage commissions that we earn from traditional open market third-party reinsurers, which excludes reinsurance provided by the State of Florida and reinsurance provided by Cosaint Re (catastrophe bond). Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the three months ended September 30, 2023, commission revenue was $10.8 million, compared to $12.6 million for the three months ended September 30, 2022. The decrease in commission revenue of $1.8 million, or 14.0%, for the three months ended September 30, 2023 was primarily due to the difference in pricing and structure associated with our reinsurance program for the 2023/2024 reinsurance program year when compared to the prior year 2022/2023 reinsurance program, and due to the absence of additional commissions from Hurricane Ian reinstatement premiums which occurred in the third quarter of the prior year.
Policy fees for the three months ended September 30, 2023 were $5.1 million compared to $5.3 million for the same period in 2022. The decrease of $0.2 million, or 3.1%, was the result of a decrease in the combined total number of new and renewal policies written during the three months ended September 30, 2023 compared to the same period in 2022 in states where we are permitted to charge this fee.
Other revenue, representing revenue from policy installment fees, premium financing and other miscellaneous income, was relatively flat for the three months ended September 30, 2023 compared to the same period in 2022.
Non-GAAP
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) of equity securities, was $361.8 million for the three months ended September 30, 2023 compared to $316.7 million for the same period in 2022. The increase in core revenue primarily stems from higher net premiums earned and net investment income.
Operating Costs and Expenses
Losses and Loss Adjustment Expenses
Losses and LAE, net of reinsurance recoveries was $288.0 million for three months ended September 30, 2023, compared to $330.4 million, for the same period in 2022. The decrease reflects the reduction in reported weather offset by an increase in the current accident year loss pick and prior year development. The net losses and LAE ratio was 87.0% this quarter compared to 113.7% in the same quarter last year. The decrease of 26.7 points in the net losses and LAE ratio reflects the same factors but also benefited from lower cost of reinsurance. See “— Item 1—Note 4 (Reinsurance)” for additional details.
Losses and LAE experience for the past several years and up through September 30, 2023, reflects claims behaviors discussed in “Overview- Trends” above.
During the three months ended September 30, 2022, Hurricane Ian resulted in net losses and LAE of $111.0 million, which represents the amount retained by the Company after ceding losses and LAE covered by reinsurance. During the three months ended September 30, 2023, Hurricane Ian resulted in $45 million of losses and LAE which is below the reinsurance layers for the Insurance Entities.
Excluding Hurricane Ian, a 2022 weather event resulting in reinsurance recoveries, losses and LAE, net for the current accident year was $270.3 million or 81.6 net loss ratio points for the three months ended September 30, 2023, compared to $216.7 million or 74.6 net loss ratio points for the same period in 2022. This reflects an increase in management’s current accident year loss pick to address claims received during the 2023 accident year that are still subject to the pre-December 2022 insurance law as discussed in “Overview—Trends” above.
Current accident year losses and LAE also reflect a financial benefit from activities performed by the claims affiliate within our holding company system on behalf of our Insurance Entities when losses and LAE are ceded under our reinsurance contracts. The financial benefit is reflected as a reduction to the current accident year LAE at the consolidated level. During the three months ended September 30, 2023, these claims-related activities generated a financial benefit of $18.7 million compared to a financial benefit of $5.0 million during the three months ended September 30, 2022.
Prior year development was $17.7 million for the three months ended September 30, 2023, compared to $2.7 million in the same period in 2022. The prior year increase in net loss and LAE estimates reflects differences in the settlement of prior gross and ceded claims compared to previous estimates related to non-catastrophe losses and adjustments to prior hurricane estimates. Prior year development includes claims which predate the most significant legislative reform. During the third quarter the Insurance Entities entered into commutation agreements with certain of its reinsurers, which resulted in the receipt of cash to settle estimated obligations otherwise recoverable under the reinsurance agreements for prior accident years, resulting in no gain or loss. The commutation with the FHCF resulted from a contractual requirement in the 2017/2018 reimbursement contract. The other commutations were entered into upon mutual agreement with third-party reinsurers after the Insurance Entities deemed the commutations to be in their best interests. Whether as a contractual and regulatory obligation (in the case of the FHCF) or through mutual agreement (in the case of third-party reinsurers), commutation is a process by which a ceding insurer and assuming reinsurer evaluate and agree upon, or otherwise determine, a final payment amount due to the ceding insurer under a reinsurance/reimbursement contract in exchange for a release of the assuming reinsurer from all future obligations to pay ceded losses under the commuted contract.
General and Administrative Expenses
For the three months ended September 30, 2023, general and administrative expenses were $78.3 million compared to $74.0 million during the same period in 2022, as follows (dollars in thousands):

	Three Months Ended
	September 30,				Change
	2023		2022		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$331,040		$290,631		$40,409	13.9%
General and administrative expenses:
Policy acquisition costs	53,180	16.1%	54,609	18.8%	(1,429)	(2.6)%
Other operating costs	25,142	7.6%	19,364	6.7%	5,778	29.8%
Total general and administrative expenses	$78,322	23.7%	$73,973	25.5%	$4,349	5.9%
General and administrative expenses increased by $4.4 million, which was the result of a decrease in policy acquisition costs of $1.4 million offset by an increase in other operating costs of $5.8 million. The total general and administrative expense ratio was 23.7% for the three months ended September 30, 2023 compared to 25.5% for the same period in 2022.
•The decrease in policy acquisition costs of $1.4 million reflects a reduction in the commission rate paid to agents on the renewal of Florida policies, which was reduced by two percentage points from 10% to 8% effective May 1, 2022, which benefited future periods as the new rate structure applied prospectively, and which had not been fully amortized in the third quarter of the prior year. Partially offsetting the Florida renewal commission rate reduction were increases in Florida premium volume driven by rate increases, and an increase in premium volume in other states which pay higher commission rates.
•The increase in other operating costs of $5.8 million was driven by an increase in salaries and employment expenses, performance bonuses, policy costs, and other miscellaneous operating expenses. Also, operating costs in 2022 were lower due to adjustments to accruals for expected annual expenditures compared to amounts accrued at that time. The other operating cost ratio was 7.6% for the three months ended September 30, 2023, compared to 6.7% for the same period in 2022. The increase in operating costs and the ratio reflects several factors including the timing of adjustments to estimate accruals relating to annual discretionary expenditures.
As a result of the trends discussed above for losses and LAE and general and administrative expenses, the combined ratio for the third quarter ended September 30, 2023 was 110.7% compared to 139.2% for the same period in 2022.
Interest and Amortization of Debt Issuance Costs
Interest and amortization of debt issuance costs was $1.6 million for each of the three months ended September 30, 2023 and 2022. Interest and amortization of debt issuance costs represents amounts we incur on our outstanding long-term debt at the applicable interest rates and amortization of debt issuance costs on our 5.625% Senior Unsecured Notes. See “Item 1—Note 7 (Long-term debt)” for additional details.
Income Tax Expense/(Benefit)Income tax benefit was $2.0 million for the quarter ended September 30, 2023 compared to an income tax benefit of $21.0 million for the quarter ended September 30, 2022. Our effective tax rate (“ETR”) increased to 24.9% for the three months ended September 30, 2023, as compared to 22.5% for the three months ended September 30, 2022. See “Item 1—Note 9 (Income Taxes)” for additional details including a reconciliation of the Federal statutory tax rate to the ETR.

Other Comprehensive Income (Loss)
Other comprehensive loss, net of taxes for the three months ended September 30, 2023, was $11.3 million compared to other comprehensive loss of $27.5 million for the same period in 2022, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income (loss) for available-for-sale debt securities sold. We saw increased market yields on securities purchased in late 2021 and 2022 and increased unrealized losses on our portfolio during those periods, reflected after-tax in the equity section of our balance sheet as increased interest rates negatively impacted the fair value on much of our available-for-sale debt securities. Unrealized losses increased during the third quarter of 2023 in response to interest fluctuations and credit spreads decreasing valuations. See the discussion above under “—Revenues” and “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods.
Non-GAAP
Adjusted operating income (loss) represents GAAP operating income (loss), excluding net realized gains (losses) on investments and net change in unrealized gains (losses) of equity securities. Adjusted operating loss was $4.5 million for the three months ended September 30, 2023 compared to adjusted operating loss of $87.7 million for the same period in 2022.
Adjusted operating income (loss) margin, represents adjusted operating income (loss) divided by core revenue. Adjusted operating loss margin was 1.3% for the three months ended September 30, 2023 compared to adjusted operating loss margin of 27.7% for the same period in 2022.
Adjusted net income (loss) attributable to common stockholders represents GAAP net income (loss) attributable to common stockholders, less after-tax net realized gains (losses) on investments and net change in unrealized gains (losses) of equity securities. Adjusted net loss attributable to common stockholders was $4.6 million for the three months ended September 30, 2023 compared to adjusted net loss attributable to common stockholders of $69.4 million for the same period in 2022.
Diluted adjusted earnings (loss) per common share represents adjusted net income (loss) available to common stockholders divided by weighted average diluted common shares outstanding. Diluted adjusted loss per common share was $0.16 for the three months ended September 30, 2023 compared to diluted adjusted loss per common share of $2.27 for the same period in 2022.

The nine months ended September 30, 2023 results of operations comparisons are to the corresponding prior year period (unless otherwise specified).
Results of Operations — Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net income was $46.8 million for the nine months ended September 30, 2023 compared to net loss of $47.4 million for the nine months ended September 30, 2022. Benefiting the nine months ended September 30, 2023 were increases in direct and earned premiums, an increase in net investment income, an increase in commission revenue, and unrealized gains of equity securities during the first nine months of 2023 compared to unrealized losses in the same period of the prior year. These were partially offset by a decrease in revenue from policy fees, and an increase in operating costs and expenses. Direct premium earned and premiums earned, net were up 7.5% and 9.5%, respectively, due to premium growth in the majority of states in which we are licensed and writing during the past 12 months, mostly as a result of rate increases implemented during 2022 and 2023. The net loss and LAE ratio was 78.3% for the nine months ended September 30, 2023, compared to 85.5% for the same period in 2022 reflecting the impact of Hurricane Ian in 2022. As a result of the above and as further explained below, the combined ratio for the nine months ended September 30, 2023 was 103.5% compared to 113.2% for the nine months ended September 30, 2022. Also see the discussion above under “Overview - Trends” regarding our response to the Florida market.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Nine Months Ended September 30,		Change
	2023	2022	$	%
REVENUES
Direct premiums written	$1,489,216	$1,429,685	$59,531	4.2%
Change in unearned premium	(96,213)	(133,827)	37,614	(28.1)%
Direct premium earned	1,393,003	1,295,858	97,145	7.5%
Ceded premium earned	(476,465)	(459,102)	(17,363)	3.8%
Premiums earned, net	916,538	836,756	79,782	9.5%
Net investment income	34,735	15,337	19,398	126.5%
Net realized gains (losses) on investments	(337)	(375)	38	(10.1)%
Net change in unrealized gains (losses) of equity securities	1,403	(16,430)	17,833	NM
Commission revenue	43,098	35,157	7,941	22.6%
Policy fees	14,662	15,991	(1,329)	(8.3)%
Other revenue	6,027	5,862	165	2.8%
Total revenues	1,016,126	892,298	123,828	13.9%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	717,853	715,854	1,999	0.3%
General and administrative expenses	230,924	231,561	(637)	(0.3)%
Total operating costs and expenses	948,777	947,415	1,362	0.1%
Interest and amortization of debt issuance costs	4,896	4,969	(73)	(1.5)%
INCOME (LOSS) BEFORE INCOME TAXES	62,453	(60,086)	122,539	NM
Income tax expense (benefit)	15,629	(12,718)	28,347	NM
NET INCOME (LOSS)	$46,824	$(47,368)	$94,192	NM
Other comprehensive income (loss), net of taxes	(3,333)	(100,097)	96,764	(96.7)%
COMPREHENSIVE INCOME (LOSS)	$43,491	$(147,465)	$190,956	NM
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$1.54	$(1.54)	$3.08	NM
Weighted average diluted common shares outstanding	30,378	30,858	(480)	(1.6)%

NM – Not Meaningful

Revenues
Direct premiums written increased by $59.5 million, or 4.2%, for the nine months ended September 30, 2023, driven by premium growth within our Florida business of $25.1 million, or 2.1%, and premium growth in our other states business of $34.4 million, or 15.0%, as compared to the same period of the prior year. Rate increases approved in 2022 and 2023 for Florida and for certain other states and policy inflation adjustments were the principal driver of higher written premiums. The slower rate of growth in Florida in the first nine months of 2023 compared to the same period of the prior year reflects management’s intent to effectively manage new and renewal business as well as the competitive effects of Citizens, where rates are frequently lower than those available in the admitted market. In total, policies in force declined 41,303, or 4.9%, from 848,856 at December 31, 2022 to 807,553 at September 30, 2023. A summary of the recent rate increases which are driving increases in written premium, the Florida marketplace and competition from lower cost policies offered by Citizens is discussed above under “—Overview—Trends.”
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
During 2023, management continued efforts to prudently manage policy counts and exposures intended to slow the growth of certain exposures relating to new business compared to prior years while filed rate increases are taking effect. Reduced new business writings and the impact of selected policy non-renewals, as well as the effect of Citizens’ statutory rate caps in suppressing its rates below those of the admitted market, have resulted in a decline in policies in force of 41,303, or 4.9%, during 2023 from 848,856 at December 31, 2022 to 807,553 at September 30, 2023. Direct premiums written continue to increase across the majority of states in which we conduct business due to rate increases. As a result of our business strategy, rate changes and disciplined underwriting initiatives, we have seen a decrease in policies in force, a decrease in total insured value and an increase in premium in force. We were authorized to write policies in 19 states during 2022 and 2023. In addition, we are authorized to do business in Tennessee with plans to submit product filings in that state, and have submitted an initial rate filing in Wisconsin which was subsequently approved. UPCIC has filed to withdraw its authority to write policies in Hawaii, and has commenced a plan to non-renew all of its policies in Hawaii (1,244 policies as of September 30, 2023). At September 30, 2023, policies in force decreased 65,373 policies, or 7.5%, premium in force increased $81.5 million, or 4.4%, and total insured value decreased $4.0 billion, or 1.2%, compared to September 30, 2022.
The following table provides direct premiums written for Florida and Other States for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	For the Nine Months Ended
	September 30, 2023		September 30, 2022		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$1,225,295	82.3%	$1,200,193	83.9%	$25,102	2.1%
Other states	263,921	17.7%	229,492	16.1%	34,429	15.0%
Total	$1,489,216	100.0%	$1,429,685	100.0%	$59,531	4.2%

We seek to prudently grow and generate long-term rate adequate premium in each state where we offer policies. Our diversification strategy seeks to increase business outside of Florida and to improve geographical distribution within Florida.
Direct premium earned increased by $97.1 million, or 7.5%, for the nine months ended September 30, 2023, reflecting the earning of premiums written over the past 12 months, including the benefit of rate changes due to primary rate filings.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents premiums paid to reinsurers for this protection and is a cost which reduces net written and net earned premiums. Hurricane Ian triggered reinstatement premiums, increasing ceded premium written by $24.6 million which was earned from September 28, 2022 through May 31, 2023, increasing ceded premium earned during 2023 by $15.1 million. In total, ceded premium earned increased $17.4 million, or 3.8%, for the nine months ended September 30, 2023 as compared to the same period of the prior year. The increase in reinsurance costs was primarily driven by the higher overall cost of reinsurance for the 2022-2023 policy period, compared to the 2023-2024 policy period, which was earned through May 31, 2023, and to the reinstatement premium which was triggered by Hurricane Ian which further increased reinsurance costs for the 2022-2023 policy period, and was also earned through May 31, 2023. Reinsurance costs, as a percentage of direct premium earned, decreased from 35.4% in 2022 to 34.2% in 2023. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period which typically runs from June 1st to May 31st. See the discussion above for the Insurance Entities’ 2023-2024 reinsurance programs and “Item 1—Note 4 (Reinsurance).”

Premiums earned, net of ceded premium earned, grew by 9.5%, or $79.8 million, to $916.5 million for the nine months ended September 30, 2023, reflecting an increase in direct premium earned partially offset by increased costs for reinsurance.
Net investment income was $34.7 million for the nine months ended September 30, 2023, compared to $15.3 million for the same period in 2022, an increase of $19.4 million, or 126.5%. Invested cash balances along with liquidity generated by our investment portfolio from new deposits and maturities, principal repayments and interest received throughout 2022 and into 2023 was invested at higher rates, resulting in an increase in investment returns on our portfolio and cash balances.
We look to optimize our investment portfolio on a rolling basis, which from time-to-time results in portfolio shaping opportunities. During the nine months ended September 30, 2023, sales of available-for-sale debt securities resulted in net realized losses of $0.7 million and sales of equity securities resulted in net realized gains of $0.4 million, in total generating net realized losses of $0.3 million. During the nine months ended September 30, 2022, sales of available-for-sale debt securities resulted in net realized losses of $1.4 million and sales of equity securities resulted in net realized gains of $1.0 million, in total generating net realized losses of $0.4 million. See “Item 1—Note 3 (Investments).”
There were $1.4 million net unrealized gains in equity securities during the nine months ended September 30, 2023 compared to $16.4 million net unrealized losses in equity securities during the nine months ended September 30, 2022. Net change in unrealized gains or losses for equity securities still held at the end of the reported period are recorded at fair value in the Condensed Consolidated Balance Sheet with changes in the fair market value of equity securities reported in current period earnings in the Condensed Consolidated Statements of Income within net change in unrealized gains (losses) of equity securities as they occur. See “Item 1—Note 3 (Investments).”
Commission revenue is comprised principally of brokerage commissions we earn from traditional open market third-party reinsurers, which excludes reinsurance provided by the State of Florida and reinsurance provided by Cosaint Re (catastrophe bond). Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. Reinstatement premiums for Hurricane Ian resulted in $13.1 million of additional brokerage commissions which were earned prospectively from September 28, 2022 to May 31, 2023, increasing brokerage commission revenue earned during 2023 by $8.1 million. For the nine months ended September 30, 2023, commission revenue was $43.1 million, compared to $35.2 million for the nine months ended September 30, 2022. The increase in commission revenue of $7.9 million, or 22.6%, for the nine months ended September 30, 2023 was primarily due to additional commissions from Hurricane Ian reinstatement premiums and to increased commissions from third-party reinsurers for the 2022-2023 reinsurance contract period.
Policy fees for the nine months ended September 30, 2023 were $14.7 million compared to $16.0 million for the same period in 2022. The decrease of $1.3 million, or 8.3%, was the result of a decrease in the combined total number of new and renewal policies written during the nine months ended September 30, 2023 compared to the same period in 2022 in states where we are permitted to charge this fee.
Other revenue, representing revenue from policy installment fees, premium financing and other miscellaneous income for the nine months ended September 30, 2023 was relatively flat when compared to the same period in 2022.
Non-GAAP
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net change in unrealized gains (losses) of equity securities, was $1,015.1 million for the nine months ended September 30, 2023 compared to $909.1 million for the same period in 2022.
Operating Costs and Expenses
Losses and Loss Adjustment Expenses
Losses and LAE, net of reinsurance recoveries was $717.9 million for nine months ended September 30, 2023, compared to $715.9 million, for nine months ended September 30, 2022. The net losses and LAE ratio was 78.3% for the current year period compared to 85.5% in the same period last year. The decrease of 7.2 loss ratio points reflects the reduction in reported weather events offset by an increase in the current accident year loss pick and prior year development. See “Item 1—Note 4 (Reinsurance)” for additional details.
During the nine months ended September 30, 2022, Hurricane Ian resulted in net losses and LAE of $111.0 million, with total weather events for the same period including Hurricane Ian totaling $115.5 million, which represents the amount retained by the Company after ceding losses and LAE covered by reinsurance. During the three months ended September 30, 2023, Hurricane Ian resulted in $45 million of losses and LAE which is below the reinsurance layers for the Insurance Entities.
Losses and LAE experience in recent years including the first nine months of 2023, reflects the financial impacts of rising claim costs under the prior Florida law and other market conditions in Florida that the Florida Legislature has been attempting to address with the passage of legislation spanning several years. The most recent and significant statutory changes were made during a special legislative session held in December 2022 and then again in a regular legislative session ending in May 2023. Also see the discussion above under “Overview—Trends” regarding our response to the Florida market.
Prior year development was $34.8 million in the nine months ended September 30, 2023 compared to $7.1 million in the nine months ended September 30, 2022. The prior year increase in net loss and LAE estimates reflects differences in the settlement of prior gross and ceded claims compared to previous estimates related to non-catastrophe losses and adjustments to prior hurricane estimates. Prior year development is impacted by claim trends in the Florida market as discussed in “Overview—Trends” above.
During this year, the Insurance Entities entered into commutation agreements with certain of its reinsurers which resulted in the receipt of cash to settle estimated obligations otherwise recoverable under the reinsurance agreements for prior accident years, resulting in no gain or loss. The commutation with the FHCF was attributable to a contractual requirement in the 2017/2018 FHCF reimbursement contract. The other commutations were entered into upon mutual agreement with third-party reinsurers after the Insurance Entities deemed the commutations to be in their best interests. Whether as a contractual and regulatory obligation (in the case of the FHCF) or through mutual agreement (in the case of third-party reinsurers), commutation is a process by which a ceding insurer and assuming reinsurer evaluate and agree upon, or otherwise determine, a final payment amount due to the ceding reinsurer under a reinsurance/reimbursement contract in exchange for a release of the assuming reinsurer from all future obligations to pay ceded losses under the commuted contract.
Excluding Hurricane Ian, a 2022 weather event resulting in reinsurance recoveries, and excluding prior year development, Losses and LAE, net for the current accident year was $683.0 million or 74.5 net loss ratio points for the nine months ended September 30, 2023, compared to $593.2 million, or 70.9 net loss ratio points for the nine months ended September 30, 2022. This includes adjustments to the current accident year loss pick to address claim trends for the 2023 accident year that are still subject to the pre-December 2022 insurance law as discussed in “Overview—Trends” above and weather events occurring in 2023.
Current accident year losses and LAE also reflect a financial benefit from activities performed by the claims affiliate within our holding company system on behalf of our Insurance Entities when losses and LAE are ceded under our reinsurance contracts. The financial benefit is reflected as a reduction to the current accident year LAE at the consolidated level. During the nine months ended September 30, 2023, these claims related activities generated a financial benefit of $49.5 million compared to a financial benefit of $6.9 million during the nine months ended September 30, 2022.
General and Administrative Expenses
General and administrative expenses were $230.9 million for the nine months ended September 30, 2023, compared to $231.6 million during the same period in 2022, as follows (dollars in thousands):

	Nine Months Ended
	September 30,				Change
	2023		2022		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$916,538		$836,756		$79,782	9.5%
General and administrative expenses:
Policy acquisition costs	156,877	17.1%	163,432	19.5%	(6,555)	(4.0)%
Other operating costs	74,047	8.1%	68,129	8.2%	5,918	8.7%
Total general and administrative expenses	$230,924	25.2%	$231,561	27.7%	$(637)	(0.3)%

General and administrative expenses decreased by $0.6 million, which was the result of a decrease in policy acquisition costs of $6.5 million offset by an increase in other operating costs of $5.9 million. The total general and administrative expense ratio was 25.2% for the nine months ended September 30, 2023 compared to 27.7% for the nine months ended September 30, 2022.
•The decrease in policy acquisition costs of $6.5 million reflects a reduction in the commission rate paid to agents on the renewal of Florida policies, which was reduced by two percentage points from 10% to 8% effective May 1, 2022, and which had not been fully amortized in the first nine months of the prior year.
•The increase in other operating costs of $5.9 million was primarily driven by increases in salaries, benefits, and other employment expenses; stock based compensation; and other miscellaneous operating expenses. Also, operating costs for the first nine months of 2022 were lower due to adjustments to accruals for expected annual expenditures compared to amounts accrued at the time. The other operating cost ratio was 8.1% for the nine months ended September 30, 2023, compared to 8.2% for the same period in 2022, and benefited from a 9.5% increase in net earned premium for the first nine months of 2023 compared to the same period in the prior year, offsetting the increase in operating expenses.
As a result of the trends discussed above for losses and LAE and general and administrative expense, the combined ratio for the nine months ended September 30, 2023 was 103.5% compared to 113.2% for the same period in 2022.
Interest and Amortization of Debt Issuance Costs
Interest and amortization of debt issuance costs was $4.9 million for each of the nine months ended September 30, 2023 and 2022. Interest and amortization of debt issuance costs represents amounts we incur on our outstanding long-term debt at the applicable interest rates and amortization of debt issuance costs on our 5.625% Senior Unsecured Notes. See “Item 1—Note 7 (Long-term debt)” for additional details.
Income Tax Expense/(Benefit)
Income tax expense was $15.6 million for the nine months ended September 30, 2023, compared to income tax benefit of $12.7 million for the nine months ended September 30, 2022. Our ETR increased to 25.0% for the nine months ended September 30, 2023, as compared to 21.2% for the nine months ended September 30, 2022. See “Item 1—Note 9 (Income Tax)” for further details, including a reconciliation of statutory tax rates to the ETR.

Other Comprehensive Income (Loss)
Other comprehensive loss, net of taxes for the nine months ended September 30, 2023, was $3.3 million compared to other comprehensive loss of $100.1 million for the same period in 2022, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income (loss) for available-for-sale debt securities sold. We saw increased market yields on securities purchased in late 2021 and 2022 and increased unrealized losses on our portfolio during those periods, reflected after-tax in the equity section of our balance sheet as interest rates negatively impacted the fair value on much of our available-for-sale debt securities. Unrealized losses increased during 2023 in response to interest rate fluctuations and credit spreads decreasing valuations. See the discussion above and “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods.
Non-GAAP
Adjusted operating income (loss) represents GAAP operating income (loss), excluding net realized gains (losses) on investments and net change in unrealized gains (losses) of equity securities. Adjusted operating income was $66.3 million for the nine months ended September 30, 2023 compared to adjusted operating loss of $38.3 million for the same period in 2022.
Adjusted operating income (loss) margin, represents adjusted operating income (loss) divided by core revenue. Adjusted operating income margin was 6.5% for the nine months ended September 30, 2023 compared to adjusted operating loss margin of 4.2% for the same period in 2022.
Adjusted net income (loss) attributable to common stockholders represents GAAP net income (loss) attributable to common stockholders, less after-tax net realized gains (losses) on investment and net change in unrealized gains (losses) of equity securities, net of tax. Adjusted net income attributable to common stockholders was $46.0 million for the nine months ended September 30, 2023 compared to adjusted net loss attributable to common stockholders of $34.7 million for the same period in 2022.
Diluted adjusted earnings (loss) per common share represents adjusted net income (loss) available to common stockholders divided by weighted average diluted common shares outstanding. Diluted adjusted income per common share was $1.51 for the nine months ended September 30, 2023 compared to diluted adjusted loss per common share of $1.12 for the same period in 2022.

Analysis of Financial Condition—As of September 30, 2023 Compared to December 31, 2022
We believe that the cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	September 30,	December 31,
Type of Investment	2023	2022
Available-for-sale debt securities	$1,031,558	$1,014,626
Equity securities	76,995	85,469
Investment real estate, net	5,572	5,711
Total	$1,114,125	$1,105,806
See “Item 1—Condensed Consolidated Statements of Cash Flows” and “Item 1—Note 3 (Investments)” for explanations on changes in investments.
Cash and cash equivalents were $343.5 million at September 30, 2023 compared to $388.7 million at December 31, 2022, a decrease of $45.2 million, or 11.6%. This decrease is largely attributable to Hurricane Ian claim settlements from previous cash calls from reinsurers offset by an increase in cash this quarter received from reinsurance commutations which were concluded during the quarter. Additionally, recent regulatory changes have resulted in the acceleration of claim settlements during 2023, as discussed in “Overview—Trends” above. Cash and cash equivalents are invested short-term until needed to settle loss and LAE payments, reinsurance premium payments, and operating cash needs, or until they are deployed by our investment advisors.
Restricted cash and cash equivalents increased by $66.9 million to $69.5 million as of September 30, 2023 as a result of collateral held by a reinsurance captive arrangement with one of the Insurance Entities reported as a Variable Interest Entities (“VIE”) in the condensed consolidated financial statements. See “Item 1—Note 14 (Variable Interest Entities)” for more information.
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1st to May 31st of the following year. The increase of $97.1 million to $379.5 million as of September 30, 2023 was primarily due to additional ceded written premium reinsurance costs relating to our new 2023-2024 catastrophe program beginning June 1, 2023, less amortization of ceded written premium for the reinsurance costs earned since the beginning of the program.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE and other expenses that are expected to be recovered from reinsurers. The decrease of $485.9 million to $323.0 million as of September 30, 2023 was primarily due to the settlement and collection of Hurricane Ian claims and amounts recoverable from reinsurers relating to other ceded events. In addition commutations concluded during the quarter reduced reinsurance recoverable.
Premiums receivable, net represents amounts receivable from policyholders. The increase in premiums receivable, net of $19.0 million to $88.5 million as of September 30, 2023 is consistent with premium trends including seasonality and consumer payment behaviors.
Deferred policy acquisition costs (“DPAC”) increased by $10.9 million to $114.6 million as of September 30, 2023, and is consistent with written premium trends and changes in commissions paid to agents. In addition, DPAC was affected by the reductions to Florida renewal commissions implemented during 2022 and other changes to the Company’s commission structure. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Deferred income taxes represent the estimated tax assets or tax liabilities caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the nine months ended September 30, 2023, net deferred income tax assets decreased by $7.9 million to $49.3 million primarily due to the utilization of prior period net operating losses, and an increase in deferred policy acquisition costs.
Other assets increased by $7.7 million to $26.0 million as of September 30, 2023, which was primarily due to an increase in miscellaneous assets.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $487.8 million to $551.0 million as of September 30, 2023. The majority of the decrease is the settlement of losses from Hurricane Ian and prior hurricanes. Overall, unpaid losses and LAE decreased, as claims settlements exceeded new emerging claims. Unpaid losses and LAE are net of estimated subrogation recoveries.
Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The increase of $96.2 million from December 31, 2022 to $1,040.1 million as of September 30, 2023 reflects premium trends and the seasonality of our business, which varies from month to month.
Advance premium represents premium payments made by policyholders ahead of the effective date of their policies. The increase of $21.1 million from December 31, 2022 to $76.0 million as of September 30, 2023 reflects customer payment behavior and the payment behavior of mortgage escrow service providers as well as premium trends.

We exclude net negative cash balances, if any, from cash and cash equivalents that we have with any single financial institution based on aggregating the book balance of all accounts at the institution which have the right of offset. If the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Consolidated Balance Sheet to book overdraft. These amounts represent outstanding checks or drafts not yet presented to the financial institution in excess of amounts on deposit at the financial institutions. We maintain a short-term cash investment strategy sweep to maximize investment returns on cash balances. Book overdraft totaled $12.2 million as of September 30, 2023 compared to zero as of December 31, 2022. The increase of $12.2 million is the result of lower cash balances available for offset as of September 30, 2023 compared to December 31, 2022. See “—Liquidity and Capital Resources” for more information.
Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers and cash advances received from reinsurers, if any. On June 1st of each year, we renew our core catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. These estimated annual costs are increased or decreased during the year based on premium adjustments or as a result of new placements during the year. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which typically runs from June 1st to May 31st. The balance increased by $3.8 million to $388.3 million as of September 30, 2023 as a result of timing of the above items. See “—Liquidity and Capital Resources” for more information about timing of reinsurance premium installment payments.
Commission payable increased by $4.2 million to $22.8 million as of September 30, 2023, primarily driven from an increase in commission payable due to the growth in written premium and the timing of payments to agents.
Other liabilities and accrued expenses increased by $6.0 million to $64.8 million as of September 30, 2023, due to changes in accounts payable and accrued expenses, unsettled securities purchases, and other miscellaneous items.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short- and long-term obligations. Funds generated from operations have been sufficient and we expect them to be sufficient to meet our current and long-term liquidity requirements.
The balance of cash and cash equivalents, excluding restricted cash, as of September 30, 2023 was $343.5 million, compared to $388.7 million at December 31, 2022. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between September 30, 2023 and December 31, 2022. This decrease is largely attributable to the settlement of Hurricane Ian claims and changes in operational cash flows since year end and was driven by cash flows provided by operating activities in excess of cash flows used in investing and financing activities. Our cash investment strategy at times includes cash investments where the right of offset against other bank accounts does not exist. A book overdraft occurs when aggregating the book balance of all accounts at a financial institution for accounts which have the right of offset, and if the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Condensed Consolidated Balance Sheet to book overdraft. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses, and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st and December 1st, and third-party reinsurance premiums are paid in four installments typically on July 1st, October 1st, January 1st, and April 1st, resulting in significant payments at those times. This year the April 1st installments were paid during the first quarter. See “Item 1—Note 12 (Commitments and Contingencies)” and additional discussion below under the caption “—Material Cash Requirements” for more information.
The balance of restricted cash and cash equivalents as of September 30, 2023 and December 31, 2022 represents cash on deposits collateralizing the policy limits of the VIE and cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business.
Liquidity is required at the holding company for us to cover the payment of holding company general operating expenses, provide for contingencies if needed, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of our tax obligations to taxing authorities, settlement of taxes between subsidiaries in accordance with our tax sharing agreement, capital contributions to subsidiaries or surplus note contributions to the Insurance Entities, if needed, and interest and principal payments on outstanding debt obligations of the holding company. Effective in 2021 for UPCIC and 2022 for APPCIC, the holding company has put in place an ongoing surplus note arrangement with the Insurance Entities, which has been approved by FLOIR as the Insurance Entities’ domestic regulator. Surplus notes are unsecured debt issued by the Insurance Entities that are subordinated to all claims by policyholders and creditors, with interest and principal payments on the surplus notes to the holding company being made only upon the FLOIR’s express approval. Surplus notes are considered bonds in function and payout structure but are accounted for as equity in the statutory reporting of the Insurance Entities. The holding company has outstanding with the Insurance Entities $154.2 million in surplus notes and accrued interest as of September 30, 2023. Under the terms of the surplus notes, interest accrues at a variable rate which resets annually (currently 10.54% for 2023). The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. New regulations or changes to existing regulations imposed on the Company and its affiliates may also impact the amount and timing of future dividend payments to the parent. Principal sources of liquidity for the holding company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions paid by third party reinsurers earned on reinsurance contracts placed by our wholly-owned subsidiary,

Blue Atlantic Reinsurance Corporation, and policy fees charged to policyholders. An additional source of liquidity is interest income on the intercompany surplus notes are paid by the Insurance Entities to the holding company. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income from those investments.
The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 1—Note 5 (Insurance Operations).” Dividends from the Insurance Entities can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by the Insurance Entities to Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida), without prior approval (an “ordinary dividend”) is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the nine months ended September 30, 2023 and the year ended December 31, 2022, the Insurance Entities did not pay dividends to PSI. As of September 30, 2023, the Insurance Entities did not have the capacity to pay ordinary dividends.
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
Our insurance operations provide liquidity as premiums are generally received months or even years before potential losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale. The average credit rating on our available-for-sale securities was A+ as of September 30, 2023 and December 31, 2022. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of our available-for-sale securities was 3.7 years at September 30, 2023 compared to 4.0 years at December 31, 2022. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments.
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
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio, debt-to-equity ratio, book value and ROCE presented (dollars in thousands):

	As of
	September 30,	December 31,
	2023	2022
Stockholders’ equity	$301,502	$287,896
Long-term debt, net	102,196	102,769
Total capital resources	$403,698	$390,665

Debt-to-total capital ratio	25.3%	26.3%
Debt-to-equity ratio	33.9%	35.7%

Book Value	$10.33	$9.47
ROCE *	21.2%	(6.2)%
*Annualized
Capital resources, net increased by $13.0 million for the nine months ended September 30, 2023, reflecting a net increase in total stockholders’ equity. The change in stockholders’ equity was the result of our 2023 net income and increases from share-based compensation offset by treasury share purchases, dividends to shareholders and declines in the after-tax changes in the fair value of our available-for-sale debt securities. Available-for-sale debt securities declined in fair value by $4.4 million (before tax) in the first nine months of 2023, resulting in the pre-tax net unrealized loss position of $137.3 million at December 31, 2022 to increase to $141.7 million at September 30, 2023. Current market outlooks are signaling further Federal Reserve tightening which could continue to have a negative impact on the valuation of available-for-sale debt securities.
The reduction in long-term debt was primarily the result of principal payments on long-term debt of $1.1 million offset by amortization of debt issuance costs of $0.5 million on our 5.625% Senior Unsecured Notes due 2026 during 2023. See “Item 1—Note 7 (Long-term debt)” for additional details.
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
Non-GAAP
Adjusted common stockholders’ equity, representing GAAP common stockholders' equity, less accumulated other comprehensive income (loss), was $408.5 million as of September 30, 2023, $376.2 million as of September 30, 2022 and $391.6 million as of December 31, 2022.
Adjusted book value per common share, representing adjusted common stockholders’ equity divided by outstanding common shares at the end of the reporting period, was $14.00 as of September 30, 2023, $12.33 as of September 30, 2022 and $12.89 as of December 31, 2022.
Adjusted return on common equity representing actual or annualized adjusted net income (loss) attributable to common stockholders divided by average adjusted common stockholders' equity, with the denominator excluding current period income statement after-tax net realized gains (losses) on investments and net change in unrealized gains (losses) of equity securities, was 15.4% as of September 30, 2023, (11.1)% as of September 30, 2022 and (3.0)% as of December 31, 2022.
Surplus Note
As described in our Annual Report on Form 10-K for the year ended December 31, 2022, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (“SBA”) under Florida’s Insurance Capital Build-Up Incentive Program on November 9, 2006. The surplus note has a twenty-year term, with quarterly payments of principal and interest based on the 10-year Constant Maturity Treasury Index. As of December 31, 2022, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates. See “Item 1—Note 7 (Long-term debt)” for additional details. As of September 30, 2023, UPCIC was in compliance with the terms of the surplus note and with each of the loan’s covenants as implemented by rules promulgated by the SBA. Total adjusted capital and surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.
Long-term Debt
In November 2021, we issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”) to certain institutional accredited investors and qualified institutional buyers. The Notes mature on November 26, 2026, at which time the entire $100 million of principal is due and payable. At any time on or after November 23, 2023, the Company may redeem all or part of the Notes. See “Item 1—Note 7 (Long-term debt)” for additional details. As of September 30, 2023, we were in compliance with all applicable covenants.
Revolving Loan
As discussed in “Item 1—Note 7 (Long-term Debt),” on June 30, 2023 the Company entered into a committed and unsecured $40.0 million revolving credit line with JP Morgan Chase Bank N.A. This agreement succeeded the previously $37.5 million revolving credit line with J.P. Morgan Chase, N.A. As of September 30, 2023, the Company has not borrowed any amount under this revolving loan. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings mature on June 29, 2024, 364 days after the inception date and carries an interest rate of prime rate plus a margin of 2%. The credit line is subject to annual renewals. The credit line contains customary financial and other covenants, with which the Company is in compliance.
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

Common Stock Repurchases
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations. During the first nine months of 2023, there were two authorized repurchase plans in effect:
•On December 15, 2022, our Board of Directors authorized a successor share repurchase program under which we may repurchase up to $8.0 million of shares of our common stock through December 15, 2024 (the “December 2024 Share Repurchase Program”), which represented the unused portion of the November 2022 Share Repurchase Program authorization that was announced on November 3, 2020. Under the December 2024 Share Repurchase Program, we repurchased 400,691 shares of our common stock during the nine months ended September 30, 2023 at an aggregate cost of approximately $6.2 million.
•On June 12, 2023, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through June 10, 2025. During the period from June 12, 2023 to September 30, 2023, we repurchased 889,566 shares of our common stock during at an aggregate cost of approximately $12.2 million authorized under the repurchase plan.
The Company currently has $7.8 million of share repurchase authorization remaining. See “Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for more information.
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
Cash Dividends
The following table summarizes the dividends declared and paid by the Company during the nine months ended September 30, 2023:

2023	Dividend Declared Date	Shareholders Record Date	Dividend Payable Date	Cash Dividend Per Common Share Amount
First Quarter	February 9, 2023	March 9, 2023	March 16, 2023	$0.16
Second Quarter	April 12, 2023	May 12, 2023	May 19, 2023	$0.16
Third Quarter	July 20, 2023	August 4, 2023	August 11, 2023	$0.16

MATERIAL CASH REQUIREMENTS
The following table represents our material cash requirements for which cash flows are fixed or determinable as of September 30, 2023 (in thousands):

	Total	Next 12 Months	Beyond 12 Months
Reinsurance payable and multi-year commitments (1)	$513,641	$424,645	$88,996
Unpaid losses and LAE, direct (2)	551,007	316,278	234,729
Long-term debt (3)	124,376	7,244	117,132
Total material cash requirements	$1,189,024	$748,167	$440,857
(1)The amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—Note 12 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through September 30, 2023. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from our reinsurance program. See “Item 1—Note 4 (Reinsurance)” and “—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses).”
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
The following table presents the reconciliation of GAAP revenue to core revenue, which is a non-GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
GAAP revenue	$360,048	$312,810	$1,016,126	$892,298
less: Net realized gains (losses) on investments	(431)	292	(337)	(375)
less: Net change in unrealized gains (losses) of equity securities	(1,285)	(4,150)	1,403	(16,430)
Core revenue	$361,764	$316,668	$1,015,060	$909,103

The following table presents the reconciliation of GAAP operating income (loss) to adjusted operating income (loss), which is a non-GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
GAAP income (loss) before income tax expense (benefit)	$(7,877)	$(93,237)	$62,453	$(60,086)
add: Interest and amortization of debt issuance costs	1,631	1,630	4,896	4,969
GAAP operating income (loss)	(6,246)	(91,607)	67,349	(55,117)
less: Net realized gains (losses) on investments	(431)	292	(337)	(375)
less: Net change in unrealized gains (losses) of equity securities	(1,285)	(4,150)	1,403	(16,430)
Adjusted operating income (loss)	$(4,530)	$(87,749)	$66,283	$(38,312)

The following table presents the reconciliation of GAAP operating income (loss) margin to adjusted operating income (loss) margin, which is a non-GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
GAAP operating income (loss)	$(6,246)	$(91,607)	$67,349	$(55,117)
GAAP revenue	360,048	312,810	1,016,126	892,298
GAAP operating income (loss) margin	(1.7)%	(29.3)%	6.6%	(6.2)%
Adjusted operating income (loss)	(4,530)	(87,749)	66,283	(38,312)
Core revenue	361,764	316,668	1,015,060	909,103
Adjusted operating income (loss) margin	(1.3)%	(27.7)%	6.5%	(4.2)%
The following table presents the reconciliation of GAAP net income (loss) available to common stockholders to adjusted net income (loss) available to common stockholders, which is a non-GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
GAAP net income (loss)	$(5,915)	$(72,275)	$46,824	$(47,368)
less: Preferred dividends	3	3	8	8
GAAP net income (loss) available to common stockholders	(5,918)	(72,278)	46,816	(47,376)
less: Net realized gains (losses) on investments	(431)	292	(337)	(375)
less: Net change in unrealized gains (losses) of equity securities	(1,285)	(4,150)	1,403	(16,430)
add: Income tax effect on above adjustments	(422)	(949)	262	(4,134)
Adjusted net income (loss) available to common stockholders	$(4,624)	$(69,369)	$46,012	$(34,705)

Weighted average common shares outstanding - Diluted	29,617	30,604	30,378	30,858
Diluted earnings (loss) per common share	$(0.20)	$(2.36)	$1.54	$(1.54)
Diluted adjusted earnings (loss) per common share	$(0.16)	$(2.27)	$1.51	$(1.12)

The following table presents the reconciliation of GAAP stockholders’ equity to adjusted stockholders’ equity and book value per common share to adjusted book value per common share, which is a non-GAAP measure (in thousands):

	As of
	September 30,	September 30,	December 31,
	2023	2022	2022
Stockholders' equity	$301,502	$260,637	$287,896
less: Preferred equity	100	100	100
Common stockholders' equity	301,402	260,537	287,796
less: Accumulated other comprehensive income (loss)	(107,115)	(115,665)	(103,782)
Adjusted common stockholders' equity	$408,517	$376,202	$391,578

Common shares outstanding	29,186	30,513	30,389
Book value per common share	$10.33	$8.54	$9.47
Adjusted book value per common share	$14.00	$12.33	$12.89

The following table presents the reconciliation of GAAP ROCE to adjusted ROCE, which is a non-GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2023	2022	2023	2022	2022
Actual or annualized net income (loss) available to common stockholders	$(23,672)	$(289,112)	$62,421	$(63,168)	$(22,267)
Average common stockholders' equity	317,987	313,494	294,599	345,070	358,699
ROCE *	(7.4)%	NM	21.2%	(18.3)%	(6.2)%
Actual or annualized adjusted net income (loss) available to common stockholders	$(18,496)	$(277,476)	$61,349	$(46,273)	$(12,618)
Actual or adjusted average common stockholders' equity**	420,120	416,848	399,646	417,022	423,199
Adjusted ROCE *	(4.4)%	NM	15.4%	(11.1)%	(3.0)%

*	Annualized.

**	Adjusted average common stockholders’ equity excludes current period after-tax net realized gains (losses) on investment and net change in unrealized gains (losses) of equity securities.

NM	– Not Meaningful, as it implies full first event hurricane retentions in the first two quarters of the year, which in actuality were hurricane free, and it similarly implies a full first event retention in the fourth quarter of the year, which would instead be subject to a smaller subsequent event retention on a consolidated basis.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of September 30, 2023 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
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
The following tables provide information about our fixed income Financial Instruments as of September 30, 2023 compared to December 31, 2022, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	September 30, 2023
	2023	2024	2025	2026	2027	Thereafter	Other	Total
Amortized cost	$110,000	$142,449	$171,006	$173,076	$106,621	$467,013	$3,802	$1,173,967
Fair market value	$107,919	$133,889	$156,130	$153,336	$96,043	$381,115	$3,126	$1,031,558
Coupon rate	2.68%	2.90%	2.75%	2.63%	3.19%	3.04%	4.42%	2.90%
Book yield	1.98%	2.07%	1.96%	1.86%	2.84%	2.45%	4.38%	2.24%
* Years to effective maturity - 4.6 years

	December 31, 2022
	2023	2024	2025	2026	2027	Thereafter	Other	Total
Amortized cost	$76,691	$108,112	$141,162	$157,809	$162,156	$504,378	$2,544	$1,152,852
Fair market value	$75,226	$103,211	$129,284	$140,825	$143,000	$420,963	$2,117	$1,014,626
Coupon rate	1.80%	2.51%	2.69%	2.44%	2.65%	2.88%	4.35%	2.65%
Book yield	1.56%	1.31%	1.58%	1.54%	1.88%	2.23%	4.24%	1.88%
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
The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	September 30, 2023		December 31, 2022
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$14,786	19.2%	$15,313	17.9%
Mutual funds and other	62,209	80.8%	70,156	82.1%
Total equity securities	$76,995	100.0%	$85,469	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at September 30, 2023 and December 31, 2022 would have resulted in a decrease of $15.4 million and $17.1 million, respectively, in the fair value of those securities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of September 30, 2023, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
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
The Insurance Entities are obligated by regulation and by contract to commute their losses under reimbursement agreements with the FHCF. The commutation process results in a final estimate of, and payment to the insurer for, remaining reimbursable losses attributable to a reimbursement contract year in exchange for a release of future FHCF obligations for that contract year. On June 1, 2023, the Insurance Entities began their respective commutation processes for the 2017-18 reimbursement contract year. In the third quarter, each of the Insurance Entities successfully reached an agreement with the FHCF on the amount of the FHCF’s final payment in commutation without the need for dispute resolution.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases of our common stock during the three months ended September 30, 2023:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
7/1/2023 - 7/31/2023	—	$—	—	—
8/1/2023 - 8/31/2023	663,918	$14.29	663,918	—
9/1/2023 - 9/30/2023	229,968	$12.10	229,968	558,098
Total	893,886	$13.72	893,886	558,098
(1)The average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated based on a closing price at September 29, 2023 of $14.02 per share.
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations. During the first half of 2023, there were two authorized repurchase plans in effect:
•On December 15, 2022, our Board of Directors authorized a successor share repurchase program under which we may repurchase up to $8.0 million of shares of our common stock through December 15, 2024 (the “December 2024 Share Repurchase Program”), which represented the unused portion of the November 2022 Share Repurchase Program authorization that was announced on November 3, 2020. Under the December 2024 Share Repurchase Program, we repurchased 587,126 shares of our common stock from December 2022 through September 30, 2023 at an aggregate cost of approximately $8.0 million. As of September 30, 2023, we have repurchased all remaining shares authorized pursuant to the December 2024 Share Repurchase Program.
•On June 12, 2023, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through June 10, 2025 (“The June 2025 Share Repurchase Program”). During the period from June 12, 2023 to September 30, 2023, we repurchased 889,566 shares of our common stock at an aggregate cost of approximately $12.2 million. As of September 30, 2023, we have the ability to purchase up to approximately $7.8 million of our common stock authorized pursuant to the June 2025 Share Repurchase Program.

Item 5. Other Information
During the quarter ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

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

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows (vi) Notes to Condensed Consolidated Financial Statements and (vii) Part II, Item 5. Other Information.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

† Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: October 30, 2023	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer

Date: October 30, 2023	/s/ Gary Lloyd Ropiecki
Gary Lloyd Ropiecki, Principal Accounting Officer