Form 10-K
period 2023-12-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2024-02-28
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2023, the last trading day of the registrant’s most recently completed second fiscal quarter: $405,608,782
Indicate the number of shares outstanding of Common Stock of Universal Insurance Holdings, Inc. as of February 21, 2024: 28,965,618.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

UNIVERSAL INSURANCE HOLDINGS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These forward-looking statements may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets,” and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure and other risk management, product development, investment results, regulatory approvals, market position, expenses, financial results, changes in laws, judicial decisions or regulatory interpretations, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part I, Item 1A of this report). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.	BUSINESS
Overview
Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “we,” “our,” “us,” or the “Company”) is a holding company offering property and casualty insurance and value-added insurance services. We develop, market, and underwrite insurance products for consumers predominantly in the personal residential homeowners lines of business and perform substantially all other insurance-related services for our primary insurance entities, including risk management, claims management, and distribution. Our primary insurance entities, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), offer insurance products through both our appointed independent agent network and our online distribution channels across our multi-state footprint (primarily in Florida). The Insurance Entities seek to produce an underwriting profit (defined as earned premium minus losses, loss adjustment expense (“LAE”), policy acquisition costs and other operating costs) over the long term; maintain a conservative balance sheet to prepare for years in which the Insurance Entities are not able to achieve an underwriting profit; and generate investment income on assets.
Business Strategy
UVE’s strategic focus is on creating a best-in-class experience for our customers and delivering strong shareholder returns across underwriting cycles. While weather-related volatility is an inherent part of property insurance, particularly in coastal markets such as Florida, our strategy includes generating non-risk bearing income that enhances returns in profitable underwriting periods, while serving as a buffer and potentially still allowing for consolidated profitability in challenging underwriting periods. We have more than 20 years of experience providing protection solutions. We continue to focus on disciplined underwriting in opportune markets and maintaining a resilient balance sheet that is enhanced by our reinsurance program. We have made substantial efforts in recent years to innovate across all of our service businesses, including continued development of our digital agency Clovered.com, where we have more than 41 carrier partners, and utilization of digital applications where applicable to adjust claims. We continue to evaluate ways in which we can improve the customer experience across all touchpoints of the insurance value chain.
Products and Services
Insurance Products
UPCIC, our primary risk-bearing insurance entity, which accounts for the substantial majority of our Insurance Entities’ business, primarily distributes policies through our independent agency force and offers the following types of personal residential insurance: homeowners, renters/tenants, condo unit owners, and dwelling/fire. UPCIC also offers allied lines, coverage for other structures, and personal property, liability, and personal articles coverages. APPCIC writes similar lines of insurance as UPCIC, but is only licensed in Florida and Georgia and primarily distributes policies through our digital platforms.
Our Insurance Entities, UPCIC and APPCIC, are both currently rated “A” (“Exceptional”) by Demotech, Inc. (“Demotech”) and “A-” by Kroll Bond Rating Agency (“Kroll”), which are rating agencies specializing in evaluating insurer financial strength and stability. Our combined statutory capital surplus was approximately $376.5 million at December 31, 2023.
Risk Management
Our subsidiary, Evolution Risk Advisors, Inc. (“ERA,” formerly Universal Risk Advisors, Inc.), is the managing general agent for the Insurance Entities. In this capacity, ERA advises on actuarial issues, oversees distribution, administers claims payments, performs policy administration and underwriting, and assists with reinsurance negotiations. ERA’s underwriting service evaluates insurance risk and exposures on an individual and portfolio basis and assists the Insurance Entities with pricing risks. All underwriting is performed utilizing our state-filed rate and rule manuals as the basis of our rate-making and risk assessment. ERA collects fees from the Insurance Entities for the services it provides, as well as certain policy fees from insureds. Our subsidiary, Universal Inspection Corporation d/b/a Wicklow Inspection Corporation, complements ERA and our Insurance Entities by conducting inspections as part of our underwriting process.
The Insurance Entities rely heavily on reinsurance to limit potential exposure to catastrophic events. In most years, reinsurance coverage is one of the most significant costs we incur. In conjunction with ERA, our licensed reinsurance intermediary, Blue Atlantic Reinsurance Corporation (“BARC”), partners with a third-party reinsurance broker to place and manage our reinsurance programs for the Insurance Entities. BARC receives commission revenue, net of third-party co-broker fees, from third-party reinsurers in connection with these services, which can serve to mitigate rising reinsurance costs.
Due to our exposure to Florida’s residential property insurance market, we face risks associated with the adverse conditions that have affected the magnitude of both catastrophe and non-catastrophe losses and loss adjustment expenses in Florida in recent years. Although the Florida legislature passed law changes to address market abuses, including substantial reforms in December 2022, the benefits of these law changes will not be fully realized for several years. We have sought, and continue to seek, to mitigate these risks through our exposure management initiatives, efforts to attain rate adequacy, implementing product updates, and tailoring our claims and legal processes to market conditions.

As we are a property and casualty insurance company with a concentration in Florida and other coastal states, natural catastrophes are among the most serious risks facing our customers and communities. Changing climate conditions are increasing the unpredictability of natural catastrophes, such as hurricanes, floods, severe convective storms, and wildfires, leading to significant property losses. Our responsive claims team helps to restore our customers’ lives after catastrophic losses. Our enterprise risk management framework, overseen by senior management and the Board, models and assesses loss probabilities. We seek to mitigate catastrophe risk for our customers and shareholders through prudent exposure management, underwriting initiatives, and sensitivity to geographic concentrations as well as through reinsurance as noted above.
Claims Management
Our subsidiary, Universal Adjusting Corporation d/b/a Alder Adjusting (“Alder”), manages our claims processing and adjusting functions from claim inception to conclusion, which we believe allows us to increase efficiency and provide a high level of customer service. Alder updates its claims-handling procedures over time in response to market trends. Through Alder, we have adopted initiatives to adjust and pay straightforward, meritorious claims as promptly as possible through timely analysis and on-site field adjusting. Alder also has increased its use of technology to inspect properties and adjust claims. In addition to our in-house claims operation, we assign some field inspections to third-party adjusters. Our relationships with these adjusters enable us to continue to provide high quality and timely service following a catastrophe, such as a hurricane in coastal states, and during any other period of unusually high claim volume. Through our continuous improvement and operational excellence initiatives, we continue to evaluate ways in which we can improve the customer’s claims experience. Alder’s data intelligence allows the Insurance Entities, ERA, and our reinsurance partners to identify trends and refine the underwriting process and guidelines to seek adequate pricing and identify needed adjustments. Our claims management operations provide cost-effective solutions in servicing claims for the Insurance Entities and generates additional fee income from adjusting claims ceded to reinsurers.
Our in-house claims litigation team continues to focus on more effectively and efficiently protecting our rights in litigation, including through subrogation. Subrogation is the act of seeking reimbursement from a third party that caused a covered event to an insured for the amount we paid on the insured’s behalf. Reflecting our efforts to improve and enhance our claims operations and to address emerging claims and litigation trends, approximately 66% of our employees work in our claims management operations. Of these employees, 58% comprise our in-house claims litigation team.
Distribution
We market and sell our products primarily through our network of over 9,900 licensed independent agents (4,000 in Florida). Our strong relationships with our independent agents and their relationships with their customers are critical to our ability to identify, attract, and retain profitable business. We actively participate in the recruitment and training of our independent agents and provide each agency with training sessions on topics such as underwriting guidelines and submitting claims. We also engage a third-party market representative to assist in ongoing training and recruitment initiatives in all of the states in which we write business.
We utilize an attractive commission-based compensation plan as an incentive for independent agents to place business with us. We also strive to provide excellent service to our independent agents and brokers, which has yielded long-standing partnerships with our independent agents (a number of which have relationships with us that span more than a decade) that benefit the Company in our target markets through hard and soft market cycles. Our internal staff and specialists support our independent agents by providing access to our in-house technology systems to assist with the delivery of service to our policyholders. This arrangement creates a collaborative environment between the Company and our independent agents on continuous improvement initiatives and allows our independent agents to provide quotes within minutes. Our technology systems have evolved into a highly valued tool that enables agents to quickly understand the status of a policy and assist their clients with policy-related questions.
In addition to distributing our products through our independent agency network, we offer direct-to-consumer online distribution, including through our wholly-owned digital insurance agency, Clovered, which is operational across our multi-state footprint. As a personal lines property and casualty insurance agency, Clovered also partners with third-party insurance carriers and offers a wide suite of property and casualty insurance products, allowing us to earn non-risk bearing commission revenue for placing insurance on their behalf.
Investments

Funds in excess of operating needs for the Insurance Entities and UVE are invested in accordance with our investment policy guidelines. The Investment Committee of our Board of Directors (the “Board of Directors” or the “Board”) oversees the investment portfolio and reports overall investment results to our Board, at least on a quarterly basis. The investment activities of the Insurance Entities are subject to regulation and supervision by the Florida Office of Insurance Regulation (“FLOIR”). See below under “—Government Regulation.” The Insurance Entities may only make investments that are consistent with regulatory guidelines, and our investment policies for the Insurance Entities accordingly limit the amount of investments in, among other things, non-investment grade fixed maturity securities (including high-yield bonds), preferred stock and common stock, and prohibit purchasing securities on margin. The primary objectives of our investment portfolio are the preservation of capital and providing adequate liquidity for claims payments and other cash needs. The portfolio’s secondary investment objective is to generate a stable risk-commensurate return with an emphasis on investment income while at the same time maintaining the high-quality standards of the portfolio. Our investment guidelines for fixed-income investments require an average duration of 5 years or less and a portfolio average credit rating of A- or better. In addition, our investment guidelines, including single-issue and aggregate limitations, promote diversification to limit exposure to single-sector risks. While the Insurance Entities and UVE seek to promote diversification of investments in their portfolio, UVE is not subject to the statutory investment guidelines governing insurance companies. Therefore, the investments made by UVE may differ from those made by the Insurance Entities.
See “Part II—Item 8—Note 3 (Investments)” for more information about our investments.
Markets and Competition
Markets
We sell insurance products in the following 18 states: Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, South Carolina and Virginia. We have additional licenses to write in Tennessee and Wisconsin and are in the process of withdrawing from Hawaii. During 2023, 81.4% of our overall direct premiums written were in Florida. The Florida market as a whole tends to consistently be a top-three personal residential homeowners insurance market in the United States based on direct premiums written, due in large part to higher average pricing levels that are necessary to address the hurricane risk exposure in the state (from June 1 through November 30), the litigation environment, and other market conditions.
Hurricanes or other catastrophic events can significantly impact earnings for insurance carriers in Florida and other coastal states, depending on the strength of their reinsurance programs and partners and the level of net retention to which the carriers subscribe. For example, volatility and market dislocation were evident in Florida following Hurricane Andrew in 1992, the 2004 and 2005 hurricane seasons (during which eight hurricanes made landfall in coastal states), as well as following 2017 (Hurricane Irma), 2018 (Hurricanes Michael and Florence), 2022 (Hurricane Ian) and 2023 (Hurricane Idalia). Earnings of insurance carriers can also be affected by years similar to 2020 where there was a heightened frequency of events (e.g., Hurricanes Sally, Isaias, Zeta and Eta). Given the potential for significant personal property damage, the availability of homeowners insurance and claims servicing are vitally important to coastal states’ residents. In hard market cycles, such as what Florida is currently experiencing, the availability of homeowners insurance can be negatively affected by insurers’ available capacity to absorb risks, their rate levels in relation to anticipated losses, loss adjustment expenses and reinsurance costs, and uncertainties regarding the future effectiveness of reforms designed to combat abuses. The benefits of UVE’s reinsurance strategy in 2023 and the specific programs are further discussed below and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Competition
The market for homeowners insurance typically is highly competitive. In many of the states in which we write business, we compete with small or regional insurers that might have greater familiarity with the local markets than we do. We also compete with large national insurers, many of which have substantial brand awareness, experience, and capital resources. Within the Florida marketplace, due to the dislocating weather events of recent years and other market conditions, such as a proliferation of first-party litigation, competition from other admitted market insurers has waned as a result of some insurers having shown reduced willingness, or in some cases lack of capital, to continue writing business in accordance with state regulations and rating agency requirements. Although the timing is uncertain, we expect the lull in admitted market competition to be advantageous to companies with sufficient capital, and expect long term competition to normalize as either new capital explores opportunities that might arise or as premiums and products of existing market participants adjust to the current market dynamics.
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

Several states, including Florida, have insurance mechanisms that provide insurance to consumers who are not otherwise able to obtain coverage in the private insurance market. The largest such insurance mechanism is Florida’s Citizens Property Insurance Corporation (“Citizens”). The degree to which these state-authorized insurance mechanisms compete with private insurers such as the Insurance Entities varies over time depending on market and public policy considerations beyond our control. Currently, due to adverse market conditions, including the proliferation of claims-related litigation in Florida, the Insurance Entities and other authorized insurers have implemented rate increases in Florida that in many instances have exceeded and continue to exceed the amount by which Citizens may increase its rates in any single year. Citizens’ rate changes are limited by law, and accordingly, in times of rising insurance rates such as in recent years and continuing currently, its premiums can significantly lag those of the authorized market. This in turn causes Citizens to increasingly become the low-cost option for many policyholders; in essence, Citizens has a statutorily-created, and ultimately consumer-subsidized, pricing advantage over authorized insurers operating in the state, including the Insurance Entities. This is evidenced by Citizens’ policy count, which began to grow rapidly in late 2019 and remains elevated in the current market even as some other insurers have showed interest in offering coverage to Citizens’ policyholder with attractively-priced policies.
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
Customer Experience
Drivers of the customer experience include reliability and value, financial strength, and ease-of-use. We strive to provide excellent reliability and value through the strength of our distribution networks, high-quality service to our policyholders and independent agents, our claims handling ability and product features tailored to our markets.
The current trends in the industry in regard to ease-of-use suggest an increased focus on utilizing technology in the distribution channel, enabling technology and machine learning in the underwriting domain, as well as utilizing actionable intelligence in claims management services. We strive to improve the customer experience across all consumer touch points. We are committed to delivering solutions that enable the consumer to prepare, protect, and recover from losses as well as to learn about insurance. We believe effective integration and knowledge transfer to the consumer will result in improved customer satisfaction and encourage consumer retention. In addition, UVE’s strong operating teams and streamlined in-house value-added services strive to provide value to consumers through operating efficiencies across the business. Our monthly weighted average renewal retention rate for the year ended December 31, 2023 was 88.6%.
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
Developing and implementing our reinsurance strategy to adequately protect our balance sheet and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key strategic priority for UVE. For 2023, the Insurance Entities utilized excess of loss reinsurance in various forms. The benefits of the reinsurance strategy in 2023 and the specific programs are further discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In order to limit our potential exposure to catastrophic events, the Insurance Entities purchase significant reinsurance from a variety of third-party reinsurers, including traditional reinsurers, alternative capital providers (e.g., via catastrophe bonds), and government entities such as the Florida Hurricane Catastrophe Fund (the “FHCF”). The FLOIR requires the Insurance Entities, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ respective 2023-2024 reinsurance programs meet the FLOIR’s requirements, which are based on, among other things, successfully demonstrating cohesive and comprehensive reinsurance programs that satisfy a series of stress test catastrophe loss scenarios based on past historical events. Similarly, the Insurance Entities’ respective 2023-2024 reinsurance programs meet the stress test and review requirements of Demotech’s Financial Stability Rating® of “A” (Exceptional) and Kroll’s insurer financial strength rating of “A-”.
FHCF is a statutorily-created entity in Florida that provides a layer of reimbursement (reinsurance) protection at a price that is typically lower than what would otherwise be available in the third-party reinsurance market. The purpose of the FHCF is to protect and advance the state’s interest in maintaining residential property insurance capacity in Florida by providing reimbursements to insurers for a portion of their Florida hurricane losses. Most property and casualty insurers operating in Florida, including the Insurance Entities, are subject to assessment if the FHCF lacks sufficient claims-paying resources to meet its reimbursement obligations to insurers. When applicable, FHCF assessments are added to policyholders’ premiums and are collected and remitted by the insurers, including the Insurance Entities. All homeowners insurance companies that write business in Florida, including the Insurance Entities, are required to obtain a specified minimum level of reimbursement protection through the FHCF. In addition, the Florida legislature from time to time has adopted programs of limited duration and amount by which insurance companies are able to optionally purchase additional coverage administered by the FHCF. The Insurance Entities currently purchase reimbursement protection at the maximum level of mandatory coverage offered by the FHCF. Currently, the FHCF provides $17 billion of aggregate capacity annually to its participating insurers, which may be adjusted by statute from time to time and which is allocated among participating insurers according to factors such as the participating insurers’ relative hurricane exposures and their respective coverage elections. In 2022, the Florida legislature authorized additional reinsurance support through a no-cost program called Reinsurance to Assist Policyholders (“RAP”), in which the Insurance Entities were required to participate in either 2022 or 2023. The Insurance Entities deferred their participation until the contract year beginning June 1, 2023. The RAP program expires on May 31, 2024.
We believe the Insurance Entities’ retentions under their respective reinsurance programs are appropriate and structured to protect our customers. We evaluate the sufficiency of our reinsurance programs by subjecting the Insurance Entities’ personal residential exposures to statistical testing using a third-party hurricane model. This model combines simulations of the natural occurrence patterns and characteristics of hurricanes, tornadoes, earthquakes, and other catastrophes with information on property values, construction types, and occupancy classes. Simulations are based on historical events over both long-term or short-term time periods, which inherently recognize trends caused by climate change. The model outputs provide information concerning the potential for large losses before they occur, so companies can prepare for their financial impact. Furthermore, as part of our operational excellence initiatives, we continually look to enable new technology to refine our data intelligence on catastrophe risk modeling.
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
Government Regulation
We are subject to extensive regulation in the markets we serve, primarily at the state level, and will become subject to the regulations of additional states in which we seek to conduct business in the future. These regulations cover all aspects of our business and are generally designed to protect the interests of policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and forms, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges, and a variety of other financial and non-financial components of our business. From time to time, states also enact legislation designed to increase consumer protections and curtail fraud or abuses in the insurance market.

State insurance laws and regulations affect substantially all aspects of our business. Accordingly, interpretations of those laws and changes to those laws over time have significant impacts on our business, whether favorable or unfavorable. The Florida residential property insurance market, which comprises the largest portion of our business, has been characterized for many years by increasing losses and loss adjustment expenses due largely to statutes and judicial interpretations allowing policyholders to assign post-loss claims benefits to third-party vendors, providing for plaintiffs suing insurers to recover attorneys’ fees against insurers without providing a corresponding right to insurers, establishing exceedingly long periods for policyholders to file claims even following catastrophic events, and otherwise fostering a favorable environment for inflated and questionable claims. Although these conditions had persisted for several years and previously had been identified as growing concerns, the Florida legislature first attempted to adopt meaningful reforms in 2019. These changes, followed by additional changes in 2021 and early 2022, were intended to address symptoms of Florida’s deteriorating residential property insurance market. However, in each case, these reforms either were not effective or merely served to slow the pace of the market’s deterioration but did not address the underlying causes and therefore did not stem the adverse loss and loss adjustment expense environment that plagued the market.
In December 2022, the Florida legislature convened in special session to pass another reform bill, this time purporting to more definitively address the key underlying drivers of the insurance market’s deterioration. The December 2022 reforms included eliminating policyholders’ statutory one-way right to attorneys’ fees; prohibiting the assignment of post-loss benefits under residential property insurance policies; establishing a clearer standard by which policyholders must substantiate bad faith actions; and improving the usefulness of Florida’s offer of judgment statute in resolving disputes. The long-term effectiveness of these changes will depend on many factors, including, but not limited to, the manner in which the reforms are interpreted by courts and applied by regulatory authorities, our effectiveness in implementing operational and procedural changes to account for the reforms, the impact of the changes on policyholders, public adjusters, vendors and attorneys, and the impact of economic conditions such as inflation on claims costs and related expenses.
Examinations
As part of their regulatory oversight process, state insurance departments conduct periodic financial examinations of the books, records, accounts and operations of insurance companies that are authorized to transact business in their states. In general, insurance regulatory authorities defer to the insurance regulatory authority in the state in which an insurer is domiciled; however, insurance regulatory authorities in any state in which we operate may conduct examinations at their discretion. Under Florida law, the periodic financial examinations generally occur every five years, although the FLOIR or other states may conduct limited or full scope reviews more frequently. In addition, the state insurance regulatory authorities in states where the Insurance Entities operate from time to time make inquiries, conduct investigations, and administer market conduct examinations with respect to the Insurance Entities’ compliance with applicable insurance laws and regulations. These inquiries or examinations may address, among other things, the form and content of disclosures to consumers, advertising, sales practices, underwriting and claims practices, cancellation and nonrenewal procedures, and complaint handling. The reports arising from insurance authorities’ examination processes typically are available to the public at the conclusion of the examinations. In addition, insurance companies and other companies are subject to other types of audits, examinations or other similar inquiries by governmental authorities based on the nature of the business they conduct.
Insurance Holding Company Laws
UVE, as the ultimate parent company of the Insurance Entities, is subject to certain laws of the State of Florida governing insurance holding company systems. These laws, among other things, (i) require us to file periodic information with the FLOIR, including information concerning our capital structure, ownership, financial condition and general business operations, (ii) regulate certain transactions between our Insurance Entities and affiliates, including the amount of dividends and other distributions the Insurance Entities may pay, the terms of surplus notes and amounts that our affiliates can charge the Insurance Entities for services such as policy administration and claims administration, and (iii) restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval.
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
Florida holding company laws also require certain insurers to submit an Own Risk and Solvency Assessment, or ORSA, summary report to the FLOIR each year, summarizing the insurer’s evaluation of the adequacy of its risk management framework. The Company filed its most recent ORSA summary report in May 2023.

Capital Requirements
State insurance authorities monitor insurance companies’ solvency and capital requirements using various statutory requirements and industry ratios. Initially, states require minimum capital levels based on the lines of business written by a company and set requirements regarding the ongoing amount and composition of capital. Certain state regulators also require state deposits in their respective states. See “Part II—Item 8—Note 5 (Insurance Operations)” for more information about state deposits. As a company grows, additional capital measures and standards may be implemented by a regulator. Regulatory authorities use a risk-based capital (“RBC”) model published by the National Association of Insurance Commissioners (“NAIC”) to monitor and regulate the capital adequacy and solvency of licensed property and casualty insurance companies. These guidelines measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing, (ii) declines in asset values arising from credit risk and (iii) other business risks. Most states, including Florida, have enacted the NAIC guidelines as statutory requirements, and insurers having less surplus than required by applicable statutes and ratios are subject to varying degrees of regulatory action depending on the level of capital inadequacy. As of December 31, 2023, the Insurance Entities’ RBC ratios exceed applicable statutory requirements.
Restrictions on Dividends and Distributions
As a holding company with no significant business operations of its own, we rely on dividend payments from our subsidiaries as our principal source of cash to pay shareholder dividends, purchase our common shares, support subsidiary operations and development, and meet our short- and long-term obligations. Dividends paid by our subsidiaries other than the Insurance Entities are not subject to the statutory restrictions set forth in the Florida Insurance Code. Dividends paid by UVE to our shareholders in 2023 were paid from the earnings of UVE and our subsidiaries other than the Insurance Entities.
State insurance laws govern the payment of dividends by insurance companies. The maximum amount of dividends that can be paid by Florida insurance companies such as the Insurance Entities without prior approval of the FLOIR is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by the Insurance Entities to their immediate parent company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end.
Underwriting and Marketing Restrictions
From time to time, regulatory and legislative bodies in Florida and in other states have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events, and insurance capacity and pricing. These regulations (i) restrict certain policy non-renewals or cancellations and require advance notice of certain policy non-renewals and (ii) from a practical standpoint, limit or delay rate changes for a specified period during or after a catastrophe event. Most states, including Florida, also have insurance laws requiring that rate schedules and other information be filed for review by the insurance regulatory authority. The insurance regulatory authority may disapprove a rate filing if it finds that the proposed rates would be inadequate, excessive, or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by many factors including class of business, hazard covered, risk location and size of risk.
Most states, including Florida, require licensure or insurance regulatory authority approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, reinsurance, character, and experience of its officers and directors, rates, forms, and other financial and non-financial aspects of the company. The insurance regulatory authorities may prohibit entry into a new market by not granting a license or by withholding approval for an insurer to write new lines of business. The Company is subject to comprehensive regulatory oversight and regulations, which include periodic reporting to regulators and regulatory examinations to assure the Company maintains compliance with statutory requirements, and the payment of fees, premium taxes, and assessments in order to maintain its licenses.
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
Human Capital Resources
The Company is a vertically integrated insurance holding company with its employees performing substantially all insurance and support related services for our Insurance Entities, including policy underwriting, marketing, online distribution, risk management and claims management. As of December 31, 2023, we had 1,244 full-time employees, of whom 92% are based in Florida. Approximately 66% of our employees work in our claims management operations. Our in-house claims litigation team represents 39% of our full-time employees. In the event we experience an unusually high volume of claims due to a hurricane or severe weather event, in addition to cross-trained staff, the Company utilizes outsourced third-party adjusters and outsourced call center support to maintain regulatory and internal service standards.

Our business is dependent on adequate levels of staff to service our new business and policies in force, process reported claims, and provide support services to the Company. Support services consist of technology, human resources, finance, corporate, and internal audit teams. We anticipate staffing needs and make changes to our staff to assure our regulatory requirements are met and our service standards to customers are achieved.
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
We are subject to a variety of material risks, which are described below. Our business, results of operations, liquidity, and financial condition could be adversely affected by any of these risks or additional risks.
RISKS RELATING TO OUR BUSINESS AND OPERATIONS
As a property and casualty insurer, we may face significant losses, and our financial results may vary from period to period, due to exposure to catastrophic events and severe weather conditions, the frequency and severity of which could be affected by climate change.
Because of the exposure of our property and casualty business to catastrophic events, our operating results and financial condition have varied significantly from one period to the next, and our historical results of operations may not be indicative of future results of operations. Property damage resulting from catastrophes is the greatest risk of loss we face in the ordinary course of our business. Catastrophes can be caused by various natural disasters, including but not limited to hurricanes, wildfires, tornadoes, tropical storms, sinkholes, windstorms, hailstorms, severe winter weather, and earthquakes. The frequency and severity of property insurance claims generally increase when catastrophic events and severe weather conditions occur.
Longer-term weather trends may be changing, and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with greenhouse gases and extreme weather events linked to rising temperatures, including effects on global weather patterns, sea, land and air temperature, sea levels, rain, and snow. To the extent the frequency or severity of weather events is exacerbated due to climate change, we may experience increases in catastrophe losses in both coastal and non-coastal areas. This may cause an increase in claims-related and/or reinsurance costs or may negatively affect our ability to provide homeowners insurance to our policyholders in the future. In addition, increased catastrophic events could result in increased credit exposure to the reinsurers with which we transact business. Our actual losses from catastrophic events might exceed levels protected against by the Insurance Entities’ respective reinsurance programs or might be larger than anticipated if one or more of our reinsurers fail to meet their obligations. In general, climate change may affect the occurrence of certain natural events, such as increasing the frequency or severity of wind, tornado, hailstorm, and thunderstorm events due to increased convection in the atmosphere. There could also be more frequent wildfires in certain geographies, more flooding, and the potential for increased severity of hurricanes due to higher sea surface temperatures. As a result, incurred losses from such events and the demand, price and availability of reinsurance coverages for homeowners insurance may be affected.

The loss estimates developed by the models we use are dependent upon assumptions or scenarios incorporated by a third-party developer and by us. When these assumptions or scenarios do not reflect the characteristics of catastrophic events that affect areas covered by our policies or the resulting economic conditions, then we become exposed to losses not covered by our reinsurance program, which could adversely affect our financial condition, profitability, and results of operations. Further, although we use widely recognized and commercially available models to estimate our exposure to loss and LAE from hurricanes and certain other catastrophes, other models exist that might produce a wider or more narrow range of loss estimates, or loss estimates from perils considered less significant to our insured risks, such as wildfires. See “—We rely on models as a tool to evaluate risk, and those models are inherently uncertain and may not accurately predict existing or future losses.” Despite our catastrophe management programs, we retain material exposure to catastrophic events. Additionally, the models themselves produce a range of results and associated probabilities of occurrence from which we can assess risks of exposure to catastrophic loss. Extreme catastrophe scenarios exist within the modeling results that may also have a material adverse effect on our results of operations during any reporting period due to increases in our losses and LAE. Our liquidity could also be constrained by a catastrophe, or multiple catastrophes, which could have a negative impact on our business. Catastrophes have eroded and in the future may erode our statutory surplus or ability to obtain adequate reinsurance which could negatively affect our ability to write new or renewal business. Catastrophic claim severity is impacted by the effects of inflation and increases in insured value and factors such as the overall claims, legal and litigation environments in affected areas, in addition to the geographic concentration of insured property.
Because we conduct the majority of our business in Florida, our financial results are affected by the regulatory, economic, and weather conditions in Florida.
Although we are licensed to transact insurance business in other states, we write a majority of our policies in Florida. Because of our concentration in Florida, and in particular in Broward, Palm Beach and Miami-Dade counties, we are exposed to hurricanes, windstorms, and other catastrophes affecting South Florida. We have incurred and may in the future incur catastrophe losses in Florida or elsewhere in excess of those experienced in prior years; those estimated by catastrophe models we use; the average expected level used in pricing; and our current reinsurance coverage limits. We are also subject to claims arising from non-catastrophic weather events such as rain, hail, and high winds. Additionally, in Florida, the prevalence of represented and litigated claims has led to an increase in the frequency and severity of costs associated with both catastrophe claims and non-catastrophe claims. The nature and level of future catastrophes, the incidence and severity of weather conditions in any future period, and the impact of catastrophes on behaviors related to non-catastrophe claims cannot be predicted and could materially and adversely impact our operations.
Therefore, prevailing regulatory, consumer behavior, legal, economic, political, demographic, competitive, weather, and other conditions in Florida disproportionately affect our revenues and profitability. The Florida legislature amends laws related to property insurance almost annually, and more often in recent years. While some of these law changes have been designed to reduce abuses in the Florida market and reinvigorate admitted market interest in expanding writings, other changes in the law have imposed new or increased requirements on insurers that might prove to be detrimental to our business. In addition, changes to Florida’s insurance laws often are followed by extended implementation periods, ensuing regulatory rule making timelines, and even periods of uncertainty as opponents of the changes challenge them in court or seek to avoid their effects by revising their business practices. Further, some changes apply only to policies issued after the new laws’ effective dates, creating extended periods in which existing and some newly reported claims remain subject to prior adverse conditions. Resulting delays in the effectiveness of new laws, even when intended to be beneficial for the insurance industry, limit or delay their impact on our business.
Adverse changes in these conditions have a more pronounced effect on us than they would on other insurance companies that are more geographically diversified throughout the United States. Further, a single catastrophic event, or a series of such events, specifically affecting Florida, particularly in the more densely populated areas of the state, have had and could in the future have a disproportionately adverse impact on our business, financial condition, and results of operations. This is particularly true in certain Florida counties where we write a high concentration of policies such that a catastrophic event, or series of catastrophic events, in these counties have had and could in the future have a significant impact on our business, financial condition, and results of operations.

Actual claims incurred have exceeded, and in the future may exceed, reserves established for claims, adversely affecting our operating results and financial condition.
We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and LAE for reported and unreported claims as of the end of each accounting period. The reserve for losses and LAE is reported net of receivables for subrogation. Recorded claim reserves in the property and casualty business are based on our best estimates of what the ultimate settlement and administration of claims will cost, both reported and incurred but not reported (“IBNR”). These estimates, which generally involve actuarial projections, are based on management’s assessment of known facts and circumstances, including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims and contractual terms. External factors are also considered, which include but are not limited to changes in the law, court decisions, changes to regulatory requirements, economic conditions including inflation as experienced in recent years, and consumer behavior. Many of these factors are not quantifiable and are subject to change over time. The current Florida homeowners’ insurance market is adversely impacted by changes in claimant behaviors resulting in losses and LAE exceeding historical trends, amounts experienced in other states, and amounts we previously estimated. The increases in losses and LAE are attributable to the active solicitation of claims activity by policyholder representatives, high levels of represented claims compared to historical patterns or patterns seen in other states, and a proliferation of inflated claims filed by policyholder representatives and vendors. These trends are facilitated by Florida’s legal climate, including the threat of one-way attorneys’ fees against insurers pursuant to a statute that existed prior to December 16, 2022, and the relatively high cost of defending against inflated claims in relation to amounts in dispute. Some of the law changes apply only to policies with effective dates after December 16, 2022, resulting in an extended period during which our losses and LAE will continue to be influenced by pre-reform laws and market conditions.
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
Subrogation is a significant component of our total net reserves for losses and LAE. Since 2016, we have significantly increased our efforts to pursue subrogation against third parties responsible for property damage losses to our insureds. More recently, changes in Florida’s claims environment and legal climate have reduced the effectiveness of our efforts to properly apportion losses through subrogation. Responsible parties are increasingly using delays and defensive tactics to avoid subrogation and increase its costs, which in turn decreases its effectiveness. Our ability to recover recorded amounts remains subject to significant uncertainty, including risks inherent in litigation, collectability of the recorded amounts and potential law changes or judicial decisions that can hinder or reduce the effectiveness of subrogation.
If we fail to adequately price the risks we underwrite, or if emerging trends outpace our ability to adjust prices timely, or if we lose desirable exposures to competitors by overpricing our risks, we may experience underwriting losses depleting surplus at the Insurance Entities and capital at the holding company.
Our results of operations and financial condition depend on our ability to underwrite and set premiums adequately for a variety of risks while remaining competitive. Rate adequacy is necessary to generate sufficient premiums to pay losses, LAE, reinsurance costs, and underwriting expenses and to earn a reasonable profit. We endeavor to price our products adequately by collecting and analyzing a substantial amount of data; developing, testing, and applying relevant ratings formulas and methodologies; closely monitoring and seeking to timely recognize changes in cost trends; and projecting both severity and frequency of losses and other costs including loss adjustment expenses, reinsurance costs and other underwriting costs. We utilize industry insurance data, internal claims experience and both internal and external actuarial experience during the rate making process. During the establishment of underwriting standards and the analogous rate making process, we also collect and leverage data points related to age, location, and relevant construction characteristics of properties and establish insurance-to-value estimates to help ensure adequate pricing. While addressing price adequacy, management also seeks to anticipate and navigate potential impacts to market share and competition.
Our ability to adequately price our products, anticipate market response, and generate underwriting profits is subject to a number of risks and uncertainties, some of which are outside our control, including:
•the availability of sufficient and reliable data;

•regulatory review periods or delays in reviewing and approving filed rate changes or our failure to gain regulatory approval;
•the uncertainties that inherently underlie estimates and assumptions;
•our ability to timely identify or anticipate unforeseen adverse trends or other emerging costs in the rate making process;
•our ability to stay competitive as evolving competitive technologies emerge such as artificial intelligence (“AI”) and machine learning to make pricing, underwriting, or other decisions;
•inflationary pressures on labor and materials, including supply chain disruptions;
•the effect of climate change on frequency and severity of insured events from severe weather;
•uncertainties regarding the impact of law changes and their interpretations, including the near-term and long-term effects, if any, of the law changes on claims handling and resolution practices, repair and restoration costs, consumer behaviors, activities by public adjusters and policyholders’ attorneys, and judicial decisions: and
•adverse changes to statutes, rules, or judicial precedent that are not contemplated in existing rate levels and are not addressed or mitigated by current underwriting criteria or policy forms.
As a result, we could underprice risks, which, in the past, has, and, in the future, could result in significant underwriting losses negatively impacting the profitability and financial condition of our Insurance Entities and the consolidated group. We also could overprice our risks, thereby making our products relatively less attractive than other alternatives, thereby negatively impacting our competitive position and potentially leading to a reduction in demand for our products and in our market share.
In either event, our profitability could be materially and adversely affected. If our policies are overpriced or underpriced by geographic area, policy type, or other characteristics, we may not be able to achieve desirable diversification of our risks. These concerns are compounded when Florida’s statutorily-created residual property insurance market, Citizens, provides insurance based on rates substantially below its actuarial indication and at resulting premiums lower than those of admitted insurers such as the Insurance Entities.
Unanticipated increases in the severity or frequency of claims adversely affect our profitability and financial condition.
Changes in the severity or frequency of claims affect our profitability. Changes in homeowners’ claim severity can be and have been driven by inflation in the construction industry, in building materials, and in home furnishings, as well as by other economic and environmental factors, including increased demand for services and supplies in areas affected by catastrophes, supply chain disruptions, labor shortages, and prevailing attitudes towards insurers and the claims process, including increases in the number of litigated claims or claims involving representation as well as continuing efforts by policyholder representatives to seek larger settlements on pre-reform claims in recognition that the elimination of the statutory right to attorneys’ fees and other law changes will apply to future claims. However, changes in the level of the severity of claims are not limited to the effects of inflation and demand surge in these various sectors of the economy or to Florida’s disproportionately high incidence of represented claims. Increases in claim severity can also arise from unexpected events that are inherently difficult to predict. In addition, significant long-term increases in claim frequency also have an adverse effect on our operating results and financial condition. Further, the level of claim frequency we experience varies from period to period, and from region to region. Claim frequency can be influenced by natural conditions such as the number and types of severe weather events affecting areas where we write policies as well as by factors such as the prevalence of solicited and represented claims, including efforts by policyholder representatives to encourage claims activity related to policy periods predating law changes. Although we pursue various loss management initiatives in order to mitigate future increases in claim severity and frequency, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity and frequency.
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
Pandemics and other outbreaks of disease can have significant and wide-spread impacts. As we saw with the COVID-19 pandemic, outbreaks of disease can cause governments, public institutions, and other organizations to impose or recommend, and businesses and individuals to implement restrictions on various activities or take other actions to combat the disease’s spread, such as warnings, restrictions, and bans on travel, transportation, or in-person gatherings; and local or regional closures or lockdowns. Outbreaks of disease, and actions taken in response to the outbreak, could in the future materially negatively impact our workforce as well as our business, operations, and financial results in many ways, both directly and indirectly.
Although we did not experience a direct material impact from COVID-19 on our business, our financial position, our liquidity, or our ability to service our policyholders and maintain critical operations, indirectly, inflationary pressures, in part due to supply chain and labor constraints during the COVID-19 pandemic, have affected and continue to affect claims costs and, to a lesser degree, other expenses. In general, other effects of a pandemic may include significant volatility and disruption of the global financial markets and limitations on access to sources of liquidity, among others.
To the extent a pandemic adversely affects our future business and financial results, it may also have the effect of heightening many of the other risks we discuss in this section. Similarly, pandemics or other outbreaks of disease might create conditions and cause responses that differ from those experienced with COVID-19 in ways we cannot predict, which also could adversely affect our future business and financial results and could compound other risks discussed in this section.
Because we rely on independent insurance agents, the loss of these independent agent relationships and the business they control or our ability to attract new independent agents could have an adverse impact on our business.
We currently market our policies to a broad range of prospective policyholders through approximately 4,000 independent insurance agents in Florida as well as approximately 5,900 independent insurance agents outside of Florida. As a result, our business depends on the marketing efforts of these independent agents and on our ability to offer products and services that meet their and their customers’ requirements. These independent insurance agents maintain the primary customer relationship. Independent agents typically represent other insurance companies in addition to representing us, and such agents are not obligated to sell or promote our products. Other insurance companies may pay higher commissions than we do, provide services to the agents that we do not provide, or may be more attractive to the agents than we are. In Florida the statutorily-created residual market currently offers policies at premium levels that in many areas and for most coverage types are lower than premiums the Insurance Entities charge, which are subject to regulatory review, governed by actuarial standards, and cannot be inadequate, excessive, or unfairly discriminatory. We cannot provide assurance that we will retain our current relationships, or be able to establish new relationships, with independent agents. The loss of these marketing relationships could adversely affect our ability to attract new agents, retain our agency network, or write new or renewal insurance policies, which could materially adversely affect our business, financial condition, and results of operations.
We rely on models as a tool to evaluate risk, and those models are inherently uncertain and may not accurately predict existing or future losses.
Along with other insurers in the industry, we use models developed by third-party vendors in assessing our exposure to catastrophe losses, and these models assume various conditions and probability scenarios, most of which are not known to us or are not within our control. These models may not accurately predict future losses or accurately measure losses incurred. Catastrophe models, which have been evolving since the early 1990s, use historical information about various catastrophes, detailed information about our in-force business and certain assumptions or judgments, that are proprietary to the modeling firms. While we use this information in connection with our pricing and risk management activities, there are limitations with respect to their usefulness in predicting losses in any reporting period. Examples of these limitations are significant variations in estimates between models and modelers and material increases and decreases in model results due to changes and refinements of the underlying data elements and assumptions, including with respect to the risks arising from climate change. Such limitations lead to questionable predictive capability and post-event measurements that have not been well understood or proven to be sufficiently reliable. In addition, the models are not necessarily reflective of company or state-specific policy language, demand surge for labor and materials, consumer behavior, prevailing or changing claims, legal and litigation environments, or loss settlement expenses, all of which are subject to wide variation by catastrophe. Further, in accordance with Florida law and regulatory requirements, we must use a model that has been reviewed and deemed acceptable by a state commission in accordance with standards over which we have no control and that might not align with our business. For these reasons and other factors that might not be known to us, the accuracy of models in estimating insured losses from prior storms has varied considerably by catastrophe when compared to actual results from those catastrophes.

Reinsurance may be unavailable in the future at reasonable levels and prices or on reasonable terms, which may limit our ability to write new business or to adequately mitigate our exposure to loss.
Our reinsurance program is designed to mitigate our exposure to catastrophes. Market conditions and public policy decisions beyond our control determine the availability and cost of the reinsurance we purchase, the ability of the FHCF to reimburse insurers at levels contemplated by their reimbursement contracts, and the expiration of time-limited governmental programs such as RAP. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same or similar terms and rates as are currently available. In addition, our ability to afford reinsurance to reduce our catastrophe risk may be dependent upon our ability to adequately and timely adjust premium rates for our costs, and there are no assurances that the terms and rates for our current reinsurance program will continue to be available next year or that we will be able to adjust our premiums. The Insurance Entities are responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by our reinsurance program and the FHCF, and for losses that otherwise are not covered by the reinsurance program. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices and terms that we consider acceptable, we would have to either accept an increase in our exposure risk, reduce our insurance writings, seek rate adjustments at levels that might not be approved or might adversely affect policy retention, or develop or seek other alternatives, which could have an adverse effect on our profitability and results of operations.

Reinsurance subjects us to the credit risk of our reinsurers, which could have a material adverse effect on our operating results and financial condition.
Reinsurance does not legally discharge us from our primary liability for the full amount of the risk we insure, although it does make the reinsurer liable to us in the event of a covered claim. As such, we are subject to credit risk with respect to our reinsurers. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including (i) our reinsurers’ financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract or (ii) whether insured losses meet the qualifying conditions and are recoverable under our reinsurance contracts for covered events or are excluded. Further, if a reinsurer fails to pay an amount due to us within 90 days of such amount coming due, we are required by certain statutory accounting rules to account for a portion of this unpaid amount as a non-admitted asset, which would negatively impact our statutory surplus. Our inability to collect a material recovery from a reinsurer, or to collect such recovery in a timely fashion, could have a material adverse effect on our operating results, financial condition, liquidity and surplus.
Our financial condition and operating results are subject to the cyclical nature of the property and casualty insurance business.
The property and casualty insurance market is cyclical and has experienced periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards, and relatively high premium rates. As premium levels increase, and competitors perceive an increased opportunity for profitability, new entrants to the market or expansion by existing participants lead to increased competition, a reduction in premium rates, less favorable policy terms, and fewer opportunities to underwrite insurance risks. In addition, certain law changes take effect only with respect to new or renewal policies issued after the changes are adopted, which can favor new entrants to the market over insurers like the Insurance Entities that continue to service policies issued before the law changes and claims received under those policies. These conditions can have a material adverse effect on our results of operations and cash flows. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers, including changes resulting from multiple and/or catastrophic hurricanes and from increases in represented and litigated claims, affect the cycles of the property and casualty insurance business significantly. Negative market conditions can impair our ability to write insurance at rates that we consider adequate and appropriate relative to the risk written. To the extent that we cannot write insurance at appropriate rates, our business would be materially and adversely affected. We cannot predict whether market conditions will improve, remain constant or deteriorate. An extended period of negative market conditions could have a material adverse effect on our business, financial condition and results of operations.
We have entered new markets and expect that we will continue to do so, but there can be no assurance that our diversification and growth strategy will be effective.
We seek to take advantage of prudent opportunities to expand our core business into other states where we believe the independent agent distribution channel is strong. As a result of a number of factors, including the difficulties of finding appropriate expansion opportunities and the challenges of operating in unfamiliar markets, there can be no assurance that we will be successful in this diversification even after investing significant time and resources to develop and market products and services in additional states. Initial timetables for expansion may not be achieved, and price and profitability targets may not be feasible. Because our business and experience are based substantially on the Florida insurance market, we may not understand all of the risks associated with entering into an unfamiliar market. For example, the occurrence of significant winter storms in certain states we have expanded into has in some circumstances limited the effectiveness of our revenue and risk diversification strategy by decreasing revenue we expected to receive outside of the Florida hurricane season or increasing our overall risk in ways we had not anticipated when entering those markets. This inexperience in certain new markets could affect our ability to price risks adequately and develop effective underwriting standards. External factors, such as compliance with state regulations, especially when different than the regulations of other states in which we do business, obtaining new licenses, competitive alternatives, processes, and time periods associated with adjusting product forms and rates, and shifting customer preferences, may also affect the successful implementation of our geographic growth strategy. Such external factors and requirements may increase our costs and potentially affect the speed with which we will be able to pursue new market opportunities. There can be no assurance that we will be successful in expanding into any one state or combination of states. Failure to manage these risks successfully could have a material adverse effect on our business, results of operations, and financial condition.
Our success depends, in part, on our ability to attract and retain talented employees, and the loss of any one of our key personnel could adversely impact our operations.
The success of our business depends, in part, on the leadership and performance of our executive management team and key employees and on our ability to attract, retain, and motivate talented employees. Competition for these individuals is intense and our ability to operate successfully may be impaired if we are not effective in filling critical leadership positions, in developing the talent and skills of our human resources, in assimilating new executive talent into our organization, or in deploying human resource talent consistent with our business goals.

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
•the training, background, and experience of our claims representatives;
•the ability of our claims professionals to ensure consistent and timely claims handling;
•the availability and timing of information from, and the overall degree of cooperation or lack thereof by, policyholders and their representatives;
•the ability of our claims professionals to translate the information provided by adjusters into acceptable claims resolutions; and
•the ability of our claims professionals to maintain and update our claims handling procedures and systems as they evolve over time based on claims and geographical trends in claims reporting as well as consumer behaviors affecting claims handling.
Any failure to effectively manage the claims adjustment process, including failure to pay claims accurately and in a timely manner and failure to oversee third-party claims adjusters, could lead to material litigation, regulatory penalties or sanctions, undermine our reputation in the marketplace and with our network of independent agents, impair our corporate image, and negatively affect our financial results.
Litigation or regulatory actions could result in material settlements, judgments, fines, or penalties and consequently have a material adverse impact on our financial condition and reputation.
From time to time, we are subject to civil or administrative actions and litigation. This is especially the case in Florida, where insurance companies, including the Insurance Entities, have experienced high rates of first-party litigation due largely to the state’s one-way attorneys’ fee statute and resulting institutionalization of a litigation-oriented climate and to the ability of vendors to take assignments of policyholders’ post-loss claims benefits. Although we strive to pay meritorious claims in a fair and prompt manner, civil litigation can result when we do not pay insurance claims in the amounts or at the times demanded by policyholders or their representatives or assignees. We also are subject to litigation or administrative actions arising from the conduct of our business and the regulatory authority of state insurance departments or other agencies having oversight or enforcement authority over the various aspects of our business. Further, we are subject to other types of litigation inherent in operating our businesses, employing personnel, contracting with vendors and otherwise carrying out our affairs. As industry practices and legal, judicial, social, and other environmental conditions change, unexpected and unintended issues related to claims and coverage have arisen and may in the future arise, including judicial expansion of policy coverage and the impact of new theories of liability, plaintiffs targeting property and casualty insurers in purported class-action litigation or other forms of litigation relating to claims-handling, and other practices, and adverse changes in loss cost trends, including inflationary pressures in home repair costs or other legal or regulatory conditions incentivizing increases in disputed or litigated claims. Multiparty or class action claims and similar types of actions, especially when incentivized by potential recoveries by representative plaintiffs and their attorneys, present additional exposure to substantial economic, non-economic, or punitive damage awards. This exposure, and the costs of protracted litigation, can result in decisions to settle litigation notwithstanding our belief that meritorious defenses exist or that we ultimately would prevail at trial or on appeal. Litigation or regulatory matters have negatively affected and may in the future negatively affect us by resulting in the payment of substantial awards or settlements, increasing legal and compliance costs, requiring us to change certain aspects of our business operations, diverting management attention from other business issues, harming our reputation with agents, customers, reinsurers, creditors, regulators or others, or making it more difficult to retain current customers and to recruit and retain employees or agents.

Our future results are dependent in part on our ability to successfully operate in a highly competitive insurance industry.
The property and casualty insurance industry is highly competitive. We compete against large national carriers that have greater capital resources and longer operating histories, regional carriers, and managing general agencies, as well as newly formed and less-capitalized companies that might have more aggressive underwriting or pricing strategies. Many of these entities may also be affiliated with other entities that have greater financial and other resources than we have. When competitors attempt to increase market share by lowering rates, we can experience reductions in our underwriting margins, or a decline in sales of our insurance policies as customers purchase lower-priced products from our competitors. Competitors also might adopt more prompt or more effective solutions to adverse market conditions than we are able to implement, providing those competitors with a competitive advantage through lower losses and loss adjustment expenses, more competitive premium levels, or the ability to expand their businesses. Additionally, due to statutorily-imposed limits on rate increases, Florida’s residual property insurance market, Citizens, often charges lower premiums in hard insurance markets than what the Insurance Entities are able to charge in accordance with applicable regulatory filings, actuarial standards and prudent financial management. In hard markets such as the current Florida market, insurance agents and their customers therefore increasingly choose Citizens over private market insurers like the Insurance Entities for their residential property insurance coverage. Additionally, some law changes intended to alleviate abuses in the property insurance market are interpreted as applying only prospectively to policies issued or renewed after the new laws’ effective dates, potentially creating competitive advantages for insurers that enter markets or expand writings after the laws’ effective dates as compared to insurers like the Insurance Entities, which continue to have certain policy and claims servicing obligations on previously issued policies.
Additionally, technological changes also present competitive risks. For example, our competitive position could be impacted if we are unable to deploy, in a cost effective and competitive manner, technology such as AI and machine learning that collects and analyzes a wide variety of data points (so-called “big data” analysis) to make underwriting or other decisions, or if our competitors collect and use data which we do not have the ability to access or use. In addition, innovations, such as telematics and other usage-based methods of determining premiums, can impact product design and pricing and are becoming an increasingly important competitive factor.
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
Residential property insurers like the Insurance Entities must maintain financial strength or stability ratings from at least one rating organization acceptable to each of the Federal Home Loan Mortgage Corporation (“Freddie Mac’) and the Federal National Mortgage Association (“Fannie Mae”). Our Insurance Entities maintain Financial Stability Ratings® of “A” (“Exceptional”) by Demotech and insurance financial strength ratings of “A-” by Kroll. These and similar ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; a change in the perceived adequacy of an insurer’s reinsurance program; an increase in the perceived risk of an insurer’s investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be within an insurer’s knowledge or control. Because these ratings are subject to continuous review, the retention of these ratings cannot be assured. A downgrade in or withdrawal of these ratings, or a decision by a rating agency to require us to make a capital infusion into the Insurance Entities or otherwise alter operations to maintain its rating, may adversely affect our liquidity, operating results and financial condition. A downgrade to or loss of a rating also might cause reputational damage to us among customers, insurance agents, reinsurers, creditors, regulators or others that could affect our ability to write and retain business. In addition, our failure to maintain at least one financial strength or stability rating acceptable in the secondary mortgage market would adversely affect our ability to write new and renewal business. Further, a downgrade to or reduction of our financial strength or stability ratings below acceptable levels could constitute a default under credit obligations of UVE. Financial strength and stability ratings are primarily directed towards policyholders of the Insurance Entities, and are not evaluations directed toward the protection of our shareholders, and are not recommendations to buy, sell or hold securities.
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
Our computer systems are vulnerable to unauthorized access and hackers, computer viruses and other scenarios in which our data may be exposed or compromised. Cyberattacks can originate from a variety of sources, including third parties who are affiliated with foreign governments or employees acting negligently or in a manner adverse to our interests. Third parties may seek to gain access to our systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers, or other users of our systems. Our systems also may inadvertently expose, through a computer programming error or otherwise, confidential information as well as that of our customers and third parties with whom we interact.
Our computer systems have been, and likely will continue to be, subject to cyber hacking activities, computer viruses, other malicious codes, or other computer-related penetrations. This is especially the case as the number of our employees working remotely has increased. We commit significant resources to administrative and technical controls to prevent cyber incidents and protect our information technology, but our preventative actions to reduce the risk of cyber threats may be insufficient to prevent physical and electronic break-ins and other cyberattacks or security breaches, including those due to human vulnerabilities. Any such event could damage our computers or systems; compromise our confidential information as well as that of our customers and third parties with whom we interact; significantly impede or interrupt business operations, including denial of service on our website; and could result in violations of applicable privacy and other laws, financial loss to us or to our policyholders, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and reputational harm, all of which could have a material adverse effect on us. We expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities, exposures, or information security events. Due to the complexity and interconnectedness of our systems, the process of enhancing our protective measures can itself create a risk of systems disruptions and security issues.
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
We may not be able to effectively implement or adapt to changes in technology, particularly with respect to artificial intelligence, which may result in interruptions to our business or even in a competitive disadvantage.
Developments in technology are affecting the insurance business. For example, insurance companies are beginning to use artificial intelligence in a number of applications, including risk assessment, claims processing, customer service, fraud detection, and predictive analytics and modeling. We believe that the development and implementation of new technologies will require additional investment of our capital resources in the future, and it is possible that we may not be able to effectively implement or adapt to new technologies. We have not determined the amount of resources and the time that this development and implementation may require, which may result in short-term, unexpected interruptions to our business, or may result in a competitive disadvantage in price and/or efficiency, as we endeavor to develop or implement new technologies. In addition, changes in technology typically outpace corresponding regulations, which may lead to periods of uncertainty in the permissible uses of certain technology and to differences or even inconsistencies in the regulatory approaches across jurisdictions. The absence of regulations or conflicts in regulations may further limit our ability to implement new technology in an effective and timely manner.
Lack of effectiveness of exclusions and other loss limitation methods in the insurance policies we write or changes in laws and/or potential regulatory approaches relating to them could have a material adverse effect on our financial condition or our results of operations.
All of the policies we issue include exclusions or other conditions that define and limit coverage. These exclusions and conditions are designed to manage our exposure to certain risk types or risk characteristics and expanding theories of legal liability. In addition, applicable law limits the time period during which a policyholder may bring a claim under the policy. It is possible that a regulatory authority would refuse to approve or a court could nullify or void an exclusion or limitation or interpret existing coverages more broadly than we anticipate, that legislation could be enacted modifying or barring the use of these exclusions or limitations, or that legislation purporting to implement limitations or exclusions will be determined by courts to be ineffective or less effective than anticipated. This could result in higher than anticipated losses and LAE by extending coverage beyond our underwriting intent or increasing the number or size of claims, which could have a material adverse effect on our operating results. In some instances, the intended effects of approved policy language and court interpretations of the same may not become apparent until sometime after we have issued the insurance policies and case law sets a precedent for legal interpretation of them. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.
RISKS RELATING TO INVESTMENTS
We are subject to market risk, which may adversely affect investment income.
Our primary market risk exposures are changes in equity prices and interest rates, which impact our investment income and returns. Fluctuations in interest rates could expose us to increased financial risk. Declines in market interest rates can have an adverse effect on our investment income to the extent that we invest cash in new interest-bearing investments that yield less than our portfolio’s average rate of return or purchase longer-term or riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. Conversely, increases in market interest rates also can have an adverse effect on the value of our investment portfolio by decreasing the fair values of the available-for-sale debt securities that comprise a large portion of our investment portfolio. Similarly, declines in the equities markets adversely affect our existing portfolio. Increases in the equities markets might increase returns on our existing portfolio but reduce the attractiveness of future investments. In addition, high inflation, such as what we are seeing in the current economic environment, could also adversely impact our business and financial results.
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
The laws and regulations affecting the insurance industry are complex and subject to change. Compliance with these laws and regulations may increase the costs of running our business and may even slow our ability to respond effectively and quickly to operational opportunities. Moreover, these laws and regulations are administered and enforced by a number of different governmental authorities, including state insurance regulators, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and achieve or improve the profitability of our business. We also have been affected by, and in the future may continue to be affected by, decisions or inaction by state legislatures that result in the continuation or worsening of adverse market conditions. Furthermore, in some cases, laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, and not shareholders of insurance companies. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business or effectively respond to changing market conditions, and may place constraints on our ability to meet our revenue and net profit goals.
The Insurance Entities are highly regulated by state insurance authorities in Florida, which is where each is domiciled. The Insurance Entities are also regulated by state insurance authorities in the other states in which they conduct business. Such regulations, among other things, require that certain transactions between the Insurance Entities and their affiliates must be fair and reasonable and require prior notice and non-disapproval of such transactions by the applicable state insurance authority. State regulations also limit the amount of dividends and other payments that can be made by the Insurance Entities without prior regulatory approval and impose restrictions on the amount and type of investments the Insurance Entities may make. Other state regulations require insurance companies to file insurance rates and policy forms for review, restrict our ability to cancel or non-renew policies and determine the accounting standards we use in preparation of our consolidated financial statements. These regulations also affect many other aspects of the Insurance Entities’ businesses. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance efforts and other expenses of doing business. If the Insurance Entities fail to comply with applicable regulatory requirements, the regulatory agencies can revoke or suspend the Insurance Entities’ licenses, withhold required approvals, require corrective action, impose operating limitations, impose penalties and fines or pursue other remedies available under applicable laws and regulations.
State insurance regulatory agencies conduct periodic examinations of the Insurance Entities on a wide variety of matters, including policy forms, premium rates, licensing, trade and claims practices, investment standards and practices, statutory capital and surplus requirements, reserve, and loss ratio requirements and transactions among affiliates. Further, the Insurance Entities are required to file quarterly, annual, and other reports with state insurance regulatory agencies relating to financial condition, holding company issues, and other matters. We also are subject to the oversight and jurisdiction of certain other non-insurance regulatory agencies. These agencies typically have the authority to review, examine, or investigate certain aspects of our business related to the laws they administer.
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
State legislatures and insurance regulators regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, can be made for the benefit of the consumer, or for other reasons, at the direct or indirect expense of insurers, and thus could have an adverse effect on our financial condition and results of operations. In other instances, decisions by policymakers to not address adverse market conditions through effective changes to underlying statutes has caused, and in the future might continue to cause, an adverse effect on our financial conditions and results of operations. Changes to state laws and regulations can increase our costs of operations as we strive to interpret and implement them and can create civil and regulatory exposure if we fail to implement them correctly. In addition, many law changes apply only to policies issued or renewed after the laws’ effective dates, and in some cases the laws are subject to legal challenges that further limit or postpone their effectiveness or cause uncertainties in their implementation. Further, experience has shown that when laws or regulations are enacted to address certain perceived problems in the insurance market, the effectiveness of those laws or regulations can be limited or negated by shifts in behaviors by consumers, vendors and their representatives. Therefore, law changes that are intended or perceived to have a beneficial effect on our business might take longer than anticipated to produce those benefits, might be less effective than anticipated, or ultimately might not be beneficial at all.

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
From time to time, public policy preferences and perceptions affect the insurance market, including insurers’ efforts to effectively maintain rates that allow us to reach targeted levels of rate adequacy and profitability. Despite efforts to address rate needs and other operational issues analytically, facts and history demonstrate that public policymakers, when faced with untoward events and adverse public sentiment, have acted and may in the future act in ways that impede our ability to maintain a satisfactory correlation between rates and risk. This has included, and in the future may include, policymakers’ failures to take steps to address the causes of adverse market conditions. Such acts or failures to act may affect our ability to obtain approval for or implement rate changes that we believe are necessary to attain rate adequacy along with targeted levels of profitability and returns on equity. Additionally, because the Insurance Entities often must obtain regulatory approval prior to changing rates, delays in the filing, review or implementation of rate changes can adversely affect our ability to attain rate adequacy. This is especially the case in hard markets such as the current Florida market, where many insurers are submitting filings for significant rate increases and thereby adding to the FLOIR’s workload and affecting its ability to timely review filings. When state regulations allow our Insurance Entities to implement rate changes while filings are pending, we risk having to refund premiums if the implemented changes are greater than those ultimately approved. Our ability to pay for reinsurance required to appropriately reduce our catastrophe risk also depends in part on our ability to adjust rates for our costs.
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
In November 2021, we issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”). See “Part II—Item 8—Note 7 (Long-term debt).” Our ability to make payments on or to refinance our indebtedness, including our ability to meet our obligations under the Notes, and to fund our operations depends on our ability to generate cash. This will depend on our financial and operating performance, which are subject to our loss and loss adjustment experience, weather and climate trends, and general economic, financial, competitive, legislative, regulatory, and capital market conditions that are beyond our control. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be unable to obtain new financing or to fund our obligations to our customers and business partners, implement our business plans, sell assets, seek additional capital, or restructure or refinance our indebtedness, including the Notes. As a result, we may be unable to meet our obligations under the Notes. In the absence of sufficient capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. We may not be able to consummate those dispositions of assets or obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due, including obligations under the Notes.
Our indebtedness could adversely affect our financial results and prevent us from fulfilling our obligations under the Notes.
In addition to the currently outstanding indebtedness of the Company and its subsidiaries, we may need to borrow substantial additional amounts in the future, including by accessing the capital markets. If new indebtedness is incurred in addition to our current debt levels, the related risks that we now face could increase, particularly if the cost of new indebtedness is high. Our indebtedness, including the indebtedness we may incur in the future, could have important consequences for the holders of the Notes, including:
•limiting our ability to satisfy our obligations with respect to the Notes;
•increasing our vulnerability to general adverse economic conditions;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements;
•requiring a substantial portion of our cash flows from operations for the payment of principal of and interest on our indebtedness and thereby reducing our ability to use our cash flows to fund working capital, capital expenditures, and general corporate requirements;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and
•putting us at a disadvantage compared to competitors with less indebtedness.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.	CYBERSECURITY
The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data that is created, collected, stored, and used to operate our business.

The Company evaluates cybersecurity risks through its comprehensive Enterprise Risk Management (“ERM”) framework, which is governed by the Risk Committee of the Board and encompasses the spectrum of risks, including cybersecurity risks and threats, that are integral to the Company’s strategic objectives. Cybersecurity risks and threats are managed by a dedicated security team within the Information Technology (“IT”) Department, under the leadership of the Chief Information Officer (“CIO”), who is also a member of the Risk Committee (Executive Director). This team collaborates with various departments across the Company, including legal, compliance, and human resources, to ensure a comprehensive approach to cybersecurity.

The Risk Committee provides assurances to management and the Board that the Company has identified, and evaluated key risks and implemented mitigating controls, including the Company’s Incident Management and Information Security Plan, to assess, identify, and manage cybersecurity risks.

Risk Management and Strategy
The Company’s process for assessing, identifying, evaluating and managing cybersecurity risks as part of its broader ERM program includes:
•Risk Identification and Prioritization: The Company employs various methods to assess and identify cybersecurity risks, which methods may, from time to time, include tabletop exercises to test our preparedness and incident response process, business unit assessments, control gap analyses, threat modeling, impact analyses, internal audits, external audits, penetration tests, and engaging third parties to conduct analyses of our information security program. This process includes evaluating the likelihood and impact of potential cybersecurity incidents.
•Continuous Risk Monitoring: The Company actively monitors cybersecurity risks including third-party risk from vendors and suppliers. Significant fluctuations in the prevalence or impact of such risks are reported to the Risk Committee on a quarterly basis.
•Mitigation Strategies: While continuous backups to a warm failover site are performed, the Company’s Incident Management and Information Security Plan is designed to identify and respond to security incidents and threats in a timely manner to minimize the loss or compromise of information assets and to facilitate incident resolution. In general, our incident response process follows the framework established by the National Institute of Standards and Technology (“NIST”) and focuses on four phases: preparation; detection and analysis; containment, eradication, and recovery; and post-incident remediation. We also conduct mandatory annual cybersecurity training for all employees.

Cybersecurity Risks and Business Impact
To date, the Company has not been subject to cyberattacks that, individually or in the aggregate, have been material to our operations or financial condition. We do not believe that risks from cybersecurity threats are reasonably likely to materially affect our strategy, results of operations or financial condition over the long term. See the discussion of cybersecurity risk in Item 1A, “Risk Factors.”
Governance
Role of the Board and Management in Cybersecurity Risk Oversight
The Board’s Risk Committee provides oversight of cybersecurity and privacy risks, including overseeing management’s efforts to monitor and mitigate those risks and reviewing with management any significant privacy and cybersecurity incidents and the effectiveness of the Incident Management and Information Security Plan. The CIO and IT Management continuously address key management personnel on relevant cybersecurity issues, which can span a wide range of topics, including but not limited to recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, and the current threat environment.

IT Department

The Company has appointed our CIO to establish, implement, and carryout our cybersecurity risk management policies and processes, including the Incident Management and Information Security Plan, and to facilitate the communication of such matters to the Risk Committee and the Board. Our CIO and other IT senior members of management responsible for our cybersecurity program have extensive experience assessing and managing cybersecurity risks. Our CIO and Security Team have over 30 years of experience in information technology and cybersecurity positions.

Internal Audit
Periodic audits are performed by our Internal Audit team as part of the Company’s compliance with the Information Security Plan and the overall ERM framework.

Chief Risk Officer
The ERM structure is further bolstered by the support of a dedicated Chief Risk Officer, who provides specialized expertise and oversight in the broader domain of risk management.

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
Lawsuits and other legal proceedings are filed against the Company from time to time. These legal matters include regulatory and contract considerations for which the Company obtains internal or third-party legal or other assistance, such as actuarial services, to provide guidance, and when applicable, to represent and protect the Company’s interest.
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
In accordance with applicable accounting guidance, the Company establishes reserves intended to encompass claims-related legal proceedings and establishes an accrued liability for legal matters when those matters present loss contingencies that are both probable and estimable.
Legal proceedings are subject to many uncertain factors that generally cannot be predicted with certainty, and the Company may be exposed to losses in excess of any amounts accrued. The Company currently estimates that the reasonably possible losses for legal proceedings, whether in excess of a related accrued liability, including reserves, or where there is no accrued liability, and for which the Company is able to estimate a possible loss, are immaterial. This represents management’s estimate of possible loss with respect to these matters and is based on currently available information. These estimates of possible loss do not represent our maximum loss exposure, and actual results may vary significantly from current estimates.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock, par value $0.01 per share, is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “UVE.” As of February 21, 2024, there were 51 shareholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
As of December 31, 2023 and 2022, there was one shareholder of our Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). We declared and paid aggregate dividends to this holder of record of the company’s Series A Preferred Stock of $10,000 for each of the years ended December 31, 2023 and 2022.
Stock Performance Graph
The following graph and table compare the cumulative total stockholder return of our common stock from December 31, 2018 through December 31, 2023 with the performance of: (i) Standard & Poor’s (“S&P”) 500 Index, (ii) Russell 2000 Index and (iii) S&P Insurance Select Industry Index. We are a constituent of the Russell 2000 Index and the S&P Insurance Select Industry Index. S&P Insurance Select Industry Index consists of all publicly traded insurance underwriters in the property and casualty sector in the United States.

Total Return Performance
Universal Insurance Holdings, Inc.
S&P 500 Index
Russell 2000 Index
S&P Insurance Select Industry Index
Index Value
250
200
150
100
50
0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ended
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Universal Insurance Holdings, Inc.	$75.76	$42.81	$50.68	$33.69	$53.28
S&P 500 Index	131.49	155.68	200.37	164.08	207.21
Russell 2000 Index	125.52	150.58	172.90	137.56	160.85
S&P Insurance Select Industry Index	127.65	124.08	152.79	158.63	178.52

We have generated these comparisons using data supplied by S&P Global Market Intelligence (Centennial, Colorado). The graph and table assume an investment of $100 in our common stock and in each of the three indices on December 31, 2018 with all dividends being reinvested on the ex-dividend date. The closing price of our common stock as of December 29, 2023 (the last trading day of the year) was $15.98 per share. The stock price performance in the graph and table are not intended to forecast the future performance of our common stock and may not be indicative of future price performance.
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
Registrant Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (2)
10/1/2023 - 10/31/2023	—	$—	—	558,098
11/1/2023 - 11/30/2023	128,462	$16.27	128,462	344,127
12/1/2023 - 12/31/2023	94,925	$16.28	94,925	262,123
Total for the three months ended December 31, 2023	223,387	$16.28	223,387	262,123
(1)Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated using a closing price at December 29, 2023 of $15.98 per share.
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations. During 2023, there were two authorized repurchase plans in effect:
•On December 15, 2022, our Board of Directors authorized a successor share repurchase program under which the Company is authorized to repurchase up to $8.0 million of shares of our common stock through December 15, 2024 (the “December 2024 Share Repurchase Program”), which represents the unused portion of those authorized under the predecessor November 2022 Share Repurchase Program. Under the December 2024 Share Repurchase Program, we repurchased 587,126 shares of our common stock at an aggregate cost of approximately $8.0 million. As of December 31, 2023, all amounts authorized under the December 2024 Share Repurchase Program were repurchased.
•On June 12, 2023, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through June 10, 2025 (“The June 2025 Share Repurchase Program”), pursuant to which we repurchased 1,112,953 shares of our common stock at an aggregate cost of approximately $15.9 million. As of December 31, 2023, we have the ability to purchase up to approximately $4.1 million of our common stock authorized under the June 2025 Share Repurchase Program.
In total, during the year ended December 31, 2023, we repurchased an aggregate of 1,513,644 shares of our common stock pursuant to the December 2024 Share Repurchase Program and the June 2025 Share Repurchase Program at an aggregate price of approximately $22.0 million.

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
Overview
We are a vertically integrated holding company offering homeowners insurance to our customers. In addition, we generate revenue from our investment portfolio, reinsurance brokerage services, the receipt of managing general agency fees from policy holders, and from other sources of revenue (collectively “Other Revenue Sources”). We develop, market, and underwrite insurance products for consumers predominantly in the personal residential homeowners lines of business and perform substantially all insurance-related services for our Insurance Entities, including risk management, claims management, and distribution. Our Insurance Entities offer insurance products through both appointed independent insurance agents and through our online distribution channel. We currently sell insurance policies in 18 states with Florida representing 81.4% of our direct premiums written, with licenses to write insurance in two additional states. We seek to produce an underwriting profit (defined as earned premium-net minus losses, LAE, policy acquisition costs and other operating costs) over the long term, along with growing our Other Revenue Sources.
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
Trends and Geographical Distribution
Florida Trends
We are currently working through a cycle to improve long-term rate adequacy and earnings for the Insurance Entities by adjusting rates, managing exposures, and implementing Florida statutory reforms intended to curtail claims-related abuses, while taking advantage of what we believe to be opportunities in a dislocated market. The Florida personal lines homeowners’ market in recent years, and continuing currently, can be characterized as a “hard market,” where insurance premium rates have been escalating, insurers have been reducing coverages, and underwriting standards have tightened as insurers closely monitor insurance rates and manage coverage capacity. Due to conditions in the Florida market and factors more generally affecting the U.S. and global reinsurance markets, reinsurance capacity in recent years has also been subject to less favorable pricing and terms. These market forces decrease competition among admitted insurers, and ultimately result in the increased use of Citizens, which was created to be the State’s residual property insurance market. In recent years, in response to rising claims costs, increased reinsurance costs, and deteriorating conditions in the Florida residential market, most admitted market competitors have implemented significant rate increases. Meanwhile, Citizens’ rate increases are limited by law, resulting in its policies typically being priced lower than admitted market policies. This causes Citizens to become viewed as a desirable alternative to the admitted market as admitted market insurers continue to manage through the hard market challenges. Our Insurance Entities likewise have taken and continue to take action to manage through this hard market by increasing rates, tactically managing exposures, and implementing Florida statutory reforms intended to curtail claims-related abuses, while also seeking to maintain their competitive position in the Florida market, supporting our current policyholders and agents.

In December 2022, the Florida legislature enacted substantial reforms intended to mitigate rising claims costs and resulting premium increases while also enhancing service to policyholders. These laws have required insurers, including the Insurance Entities, to implement faster claims-response standards and to comply with additional regulatory oversight requirements intended to increase consumer protections. The reforms also seek to curtail certain claimants’ abusive claims practices against insurance carriers, which have contributed substantially to the Florida market’s recent problems of escalating claim costs. Among the reforms, the Florida legislature eliminated policyholders’ former one-way statutory right to attorneys’ fees reimbursement and eliminated the ability of policyholders to assign their insurance benefits to third parties. The Florida legislature also reduced the post-loss time period for submitting claims to one year as contrasted with prior laws permitting claims to be reported two years or even three years after loss events, which led to extended solicitations of claims by contractors, public adjusters, and attorneys and challenges for insurers in evaluating the cause and amount of the late-reported claims.
The most significant statutory reforms took effect for policies issued after December 16, 2022. Policies written before this date might benefit from procedural changes made by the legislature but remain subject to substantive laws previously in effect. Claims associated with policies issued prior to the reforms typically continue to be adversely impacted by the concerns that have plagued the market in recent years, including disproportionately high incidences of represented and litigated claims. As a result, losses and loss adjustment expenses associated with these claims remain high, exceeding historical patterns in Florida and in other states. Although the Insurance Entities’ number of remaining claims subject to pre-reform laws continues to decline, it will be several years before all of these claims are settled or brought to an adjudicated conclusion. We are optimistic that the legislative reforms will gradually improve the Florida claims environment as the number of claims associated with the pre-reform era continues to decline and more of the Insurance Entities’ claims benefit from the reforms.
We seek to achieve rate adequacy for the Insurance Entities, recognizing the effects of the recent Florida claims environment on losses, LAE and expenses, while also taking into account potential benefits associated with the reforms. We have continued to experience increased costs for losses and LAE in the Florida market, where an industry has developed around the solicitation, filing, and litigation of personal residential claims. These dynamics have worsened due to the litigation financing industry, which in some cases funds these actions. In addition, rising inflation, as seen in the cost of labor and material supplies, has further escalated costs associated with the settlement of claims. These conditions and the resulting increases in losses and LAE are chief contributing factors for the rate increases in this market. Adverse actions by public adjusters and lawyers have resulted in a pattern of continued increases in year-over-year levels of represented claims, increases in purported claim amounts, and increased demands for attorneys’ fees. Active solicitation of personal residential claims in Florida by policyholder representatives, remediation companies, and repair companies has led to an increase in the frequency and severity of personal residential claims in Florida, exceeding historical levels and levels seen in other jurisdictions. Information prepared by the FLOIR shows that claims in Florida are litigated at a substantially disproportionate rate when compared to other states. This is largely due to a Florida statute in effect prior to December 16, 2022, providing a one-way right of attorneys’ fees against insurers which has, when coupled with certain other statutes and judicial rulings, produced a legal environment in Florida that encourages litigation, in many cases without regard to the underlying merits of the claims. The one-way right to attorneys’ fees essentially means that unless an insurer’s position is substantially upheld in litigation, the insurer must pay the plaintiff’s attorneys’ fees in addition to its own defense costs. This affects not only pre-reform claims that are litigated to resolution, but also the settlement discussions that take place with nearly all litigated pre-reform claims. This also affects a large number of claims from inception or during the adjusting process as a substantial percentage of policyholders obtain representation early in the process, sometimes even before notifying insurers of their claims. These market conditions also add, and will continue to add, complexity to efforts to efficiently and expeditiously adjust claims. This is due to an increasing number of policyholders who have one or more recent prior losses with the Insurance Entities or with other insurers, which then require evaluation during subsequent claims and determinations regarding whether property has been repaired consistently with the scope and amount of damage previously asserted. The law changes referenced above are intended to curtail the abuses and mitigate the costs associated with represented and litigated claims, assignments of benefits, and late-reported claims. Because many of the reforms apply only to new or renewal policies issued after the effective date of the law change, the impact of the new laws on claims and claims-related costs will not be known for several years. This is especially the case as many of the Insurance Entities’ pre-reform claims that remain open have not been conducive to resolution through the claims adjusting process or efficient alternative dispute resolution methods.
Despite our initiatives in implementing law changes and responding to adverse claims behaviors and trends, our costs to settle claims in Florida have increased for the reasons noted herein. For example, the Company continues to adjust its estimate of expected losses and has increased its current year gross loss estimates and increased estimates associated with prior years’ claims when indicated. Over the past four years, even as we have increased our estimates of expected losses each year, we have recorded adverse claim development on prior years’ loss reserves and further strengthened current year losses during the year to address the increasing impact that Florida’s market disruptions had on claim cost trends, especially rising costs from one-way attorneys’ fees as well as the impact of rising costs of building materials and labor. The full extent and duration of these market disruptions on the claim settlement process and inflationary pressures are unknown and still unfolding, and we will monitor the impact of such disruptions on the recording and reporting of claim costs.

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
The Company also updates its claims-handling procedures over time in response to market trends. The Company has adopted initiatives to adjust and pay straightforward, meritorious claims as promptly as possible to mitigate the adverse impacts that can be seen with claims that remain open for longer periods. The Company also has increasingly used video and other technology to facilitate reviews of damaged property and improve efficiency in the claims process. In addition, we develop in-house expertise, often in the form of dedicated internal units, to respond to certain types of claims such as water damage claims, represented claims, and large-loss claims. The Company additionally has established significant in-house legal services to address the high volume of litigated or represented claims as cost-effectively as possible, as well as a subrogation unit that seeks to mitigate losses for the benefit of policyholders and the Company when damages are caused by third parties.
Summary of Recent Rate Increases
In November 2022, UPCIC filed a 3.7% rate increase on Florida personal residential homeowners’ line of business, effective February 15, 2023, for new business and April 1, 2023, for renewals.
In April 2023, UPCIC submitted and received approval for a rate decrease of 1.4% for Homeowners’, and a rate decrease of 1.6% for Dwelling Fire in the State of Florida, effective July 15, 2023, for new and renewal business. This filing resulted from UPCIC’s statutorily required participation in Florida’s Reinsurance to Assist Policyholders Program (“RAP”). This program is unrelated to the FHCF and allows insurers to access a layer of reinsurance coverage that is below the FHCF industry retention at no cost to the insurer. In exchange the Insurance Entities adopted a corresponding one-year rate reduction. Under current law, the RAP program expires with the reinsurance contract year ending May 31, 2024. Accordingly, the rate decrease that was temporarily implemented in response to the RAP coverage will expire one year from its effective date, on July 15, 2024.
In July 2023, UPCIC filed a 7.5% rate increase on Florida personal residential homeowners’ line of business, effective July 17, 2023, for new business and November 4, 2023, for renewal business. Additionally, in October 2023, UPCIC filed a 4.1% rate increase on Florida personal dwelling-fire lines of business, effective January 15, 2024, for both new and renewal business. Both of these rate increases were implemented under file-and-use rating laws and are pending review with regulators.
Throughout 2023, the following rate changes for UPCIC have become effective in states other than Florida:
•Georgia: +9.8% effective January 10, 2023, for renewal business
•Virginia: +7.3% effective February 23, 2023 for new business, and April 14, 2023 for renewal business
•Minnesota: +8.0% effective February 23,2023, for new business, and April 29, 2023, for renewal business
•Alabama: +9.5% effective February 13, 2023, for new business, and April 4, 2023, for renewal business
•Indiana: +6.0% effective March 22, 2023, for new business, and May 11, 2023, for renewal business
•Pennsylvania: +5.0% effective June 1, 2023, for new business, and July 21, 2023, for renewal business
•New Jersey: +6.7% effective August 21, 2023, for new business, and October 10, 2023, for renewal business
•Georgia: +14.8% effective November 21, 2023 for new business, and January 10, 2024, for renewal business
In addition to this, a file and use rate filing was made in Massachusetts for a rate increase of 11.9% which would become effective November 1, 2023, for new business, and December 21, 2023, for renewal business upon approval.
An additional three rate increases were filed in 2023 which are currently pending approval:
•South Carolina: +7.8% effective January 16, 2024 for new business, and March 6, 2024 for renewal business
•Maryland: +13.3% effective January 22, 2024 for new business, and March 12, 2024, for renewal business
•New York: +14.7% effective March 11, 2024, for new business, and April 30, 2024, for renewal business
•Indiana: +8.0% effective March 22, 2024 for new business, and May 11, 2024, for renewal business
Geographical Distribution

Direct premiums written continue to increase across in 16 of the 18 states in which we conduct business year-over-year. As a result of our business strategy, rate changes and disciplined underwriting initiatives, we have seen a decrease in total policy count in 9 out of 19 states, but an increase in in-force premium and total insured value in a majority of states for the past two years. Direct premiums written for states outside of Florida increased 15.9%, representing a $49.0 million increase during 2023. Direct premiums written for Florida increased 1.8%, representing a $27.1 million increase during 2023. The following table provides direct premiums written for Florida and other states for the years ended December 31, 2023 and 2022 (dollars in thousands):

	For the Years Ended				Growth Year Over Year
	December 31, 2023		December 31, 2022
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$1,565,197	81.4%	$1,538,143	83.3%	$27,054	1.8%
Other states	356,636	18.6%	307,643	16.7%	48,993	15.9%
Grand total	$1,921,833	100.0%	$1,845,786	100.0%	$76,047	4.1%
We seek to prudently grow and generate long-term rate adequate premium in each state where we offer policies. Our diversification strategy seeks to increase business outside of Florida and to improve geographical distribution within Florida.
The geographical distribution of our policies in force, premium in force and total insured value across all states were as follows, as of December 31, 2023, 2022 and 2021 (dollars in thousands, rounded to the nearest thousand):

	As of December 31, 2023
	Policies		Premium		Total Insured
State	In Force	%	In Force	%	Value	%
Florida	567,893	70.1%	$1,577,210	81.5%	$188,516,949	58.3%
North Carolina	56,787	7.0%	70,170	3.6%	25,990,577	8.0%
Georgia	31,335	3.9%	54,315	2.8%	16,704,678	5.2%
Massachusetts	21,443	2.6%	33,902	1.8%	16,702,823	5.2%
Virginia	19,213	2.4%	25,736	1.3%	12,788,156	4.0%
New Jersey	18,606	2.3%	25,712	1.3%	13,358,747	4.1%
Alabama	16,440	2.0%	29,589	1.5%	7,404,975	2.3%
South Carolina	19,201	2.4%	28,184	1.5%	8,997,564	2.8%
Indiana	12,584	1.6%	18,386	1.0%	5,326,469	1.6%
Minnesota	9,446	1.2%	19,407	1.0%	5,613,856	1.7%
Pennsylvania	9,439	1.2%	12,648	0.7%	4,965,478	1.5%
Maryland	8,671	1.1%	9,379	0.4%	4,431,977	1.4%
New York	7,102	0.9%	12,359	0.6%	5,771,055	1.8%
Michigan	4,890	0.6%	7,641	0.4%	2,634,991	0.8%
Delaware	2,341	0.2%	3,330	0.2%	1,531,896	0.5%
Hawaii	858	0.1%	1,100	0.1%	510,735	0.2%
Illinois	2,491	0.3%	3,720	0.2%	1,498,349	0.4%
New Hampshire	318	—%	358	—%	230,587	0.1%
Iowa	874	0.1%	1,222	0.1%	476,843	0.1%
Total	809,932	100.0%	$1,934,368	100.0%	$323,456,705	100.0%

	As of December 31, 2022
	Policies		Premium		Total Insured
State	In Force	%	In Force	%	Value	%
Florida	615,796	72.5%	$1,547,383	83.4%	$201,237,145	62.4%
North Carolina	54,988	6.5%	60,990	3.3%	23,135,353	7.2%
Georgia	35,174	4.2%	53,250	2.9%	17,684,518	5.5%
Massachusetts	18,849	2.2%	28,729	1.5%	13,886,783	4.3%
Virginia	20,123	2.4%	24,622	1.3%	12,691,444	3.9%
New Jersey	17,965	2.1%	23,551	1.3%	12,434,136	3.9%
Alabama	14,218	1.7%	22,794	1.2%	6,043,021	1.9%
South Carolina	17,260	2.0%	20,304	1.1%	7,344,000	2.3%
Indiana	14,441	1.7%	18,804	1.0%	5,885,207	1.8%
Minnesota	9,545	1.1%	18,100	1.0%	5,456,394	1.7%
Pennsylvania	11,179	1.3%	13,700	0.7%	5,645,993	1.7%
Maryland	6,840	0.8%	6,642	0.4%	3,116,236	1.0%
New York	3,897	0.5%	5,963	0.3%	2,912,117	0.9%
Michigan	3,497	0.4%	4,995	0.3%	1,756,525	0.5%
Delaware	1,939	0.2%	2,645	0.1%	1,220,586	0.4%
Hawaii	1,566	0.2%	1,901	0.1%	875,158	0.3%
Illinois	1,057	0.1%	1,435	0.1%	588,925	0.2%
New Hampshire	350	0.1%	306	—%	239,970	0.1%
Iowa	172	—%	225	—%	89,629	—%
Total	848,856	100.0%	$1,856,339	100.0%	$322,243,140	100.0%

	As of December 31, 2021
	Policies		Premium		Total Insured
State	In Force	%	In Force	%	Value	%
Florida	695,533	73.7%	$1,395,476	83.1%	$203,062,948	63.3%
North Carolina	58,644	6.2%	57,534	3.4%	22,703,801	7.1%
Georgia	41,097	4.4%	53,956	3.2%	19,057,338	5.9%
Massachusetts	16,793	1.8%	23,790	1.4%	11,467,490	3.6%
Virginia	23,306	2.5%	21,069	1.3%	13,854,648	4.3%
Alabama	14,484	1.5%	19,966	1.2%	5,725,381	1.8%
Indiana	17,744	1.9%	19,018	1.1%	6,810,107	2.1%
Minnesota	11,934	1.2%	18,216	1.1%	6,372,221	2.0%
New Jersey	14,844	1.6%	18,054	1.1%	9,523,904	3.0%
South Carolina	17,563	1.8%	17,976	1.1%	6,860,210	2.1%
Pennsylvania	13,930	1.5%	14,688	0.9%	6,528,352	2.0%
Maryland	6,615	0.7%	6,003	0.4%	2,802,756	0.9%
Michigan	3,476	0.4%	4,572	0.3%	1,585,940	0.5%
New York	2,808	0.3%	3,814	0.2%	1,898,297	0.6%
Delaware	1,819	0.2%	2,316	0.1%	1,061,987	0.3%
Hawaii	1,773	0.2%	1,974	0.1%	903,844	0.3%
Illinois	786	0.1%	1,006	—%	409,660	0.1%
New Hampshire	369	—%	301	—%	235,154	0.1%
Iowa	75	—%	92	—%	34,396	—%
Total	943,593	100.0%	$1,679,821	100.0%	$320,898,434	100.0%

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

Adjusted common stockholders’ equity ― is a non-GAAP measure that is calculated by GAAP common stockholders’ equity, excluding accumulated other comprehensive income (loss). Management believes this metric is meaningful, as it allows investors to evaluate underlying growth in stockholders’ equity by excluding the impact of unrealized gains and losses due to interest rate volatility.

Adjusted net income (loss) attributable to common stockholders ― is a non-GAAP measure that is calculated by GAAP net income (loss) attributable to common stockholders, excluding net realized gains (losses) on investment and net changes in unrealized gains (losses) on investments, net of tax. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods, by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.

Adjusted operating income (loss) ― is a non-GAAP measure that is computed by GAAP operating income (loss), excluding net realized gains (losses) on investment and net changes in unrealized gains (losses) on investments. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods, by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.

Adjusted operating income (loss) margin ― is a non-GAAP measure that is computed by adjusted operating income (loss) divided by core revenue. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods, by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.

Adjusted return on common equity (Adjusted “ROCE”) ― is a non-GAAP measure, that is calculated by actual or annualized adjusted net income attributable to common stockholders divided by average adjusted common stockholders’ equity, with the denominator excluding current period income statement net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, net of tax. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods, by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
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

Core revenue ― is a non-GAAP measure that is calculated by total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments. Management believes this metric is meaningful, as it allows investors to evaluate underlying revenue trends and enhances comparability across periods, by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
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

Diluted adjusted earnings per common share ― is a non-GAAP measure that is calculated by adjusted net income available to common stockholders divided by weighted average diluted common shares outstanding. Management believes this metric is meaningful, as it allows investors to evaluate underlying revenue trends and enhances comparability across periods, by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
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

Premium in Force ― is the amount of the annual direct written premiums previously recorded by the Company for policies which are still active as of the reporting date. This measure assists management in measuring the level of insured exposure and progress toward meeting revenue goals for the current year, and provides an indication of business available for renewal in the next 12 months. Inherent seasonality in our business makes this measure more useful when comparing each quarter’s balance to the same quarter in prior years.
Return on Average Common Equity (“ROCE”) ― calculated by actual net income (loss) attributable to common stockholders divided by average common stockholders’ equity. ROCE is a capital profitability measure of how efficiently management creates profits.
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
Reinsurers
The table below provides the A.M. Best and S&P financial strength ratings for each of the largest rated third-party reinsurers in UPCIC’s 2023-2024 reinsurance program:

Reinsurer	A.M. Best	S&P
Florida Hurricane Catastrophe Fund (1)	N/A	N/A
Various Lloyd’s of London Syndicates	A	A+
Munich Reinsurance America Inc.	A+	AA-
DaVinci Reinsurance Ltd.	A	A+
Renaissance Reinsurance Ltd.	A+	A+
Chubb Tempest Reinsurance Ltd.	A++	AA
Allianz Risk Transfer AG. Bermuda Branch	A+	AA
Markel Bermuda Ltd.	A	A
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
The following tables present historical selected consolidated financial data of Universal Insurance Holdings, Inc. and Subsidiaries for the five years ended December 31, 2023 (in thousands, except per share data):

	Years Ended December 31,
	2023	2022	2021	2020	2019
Statement of Income Data:
Revenues:
Direct premiums written	$1,921,833	$1,845,786	$1,671,252	$1,517,479	$1,292,721
Change in unearned premium	(46,704)	(86,085)	(74,634)	(121,856)	(59,600)
Direct premium earned	1,875,129	1,759,701	1,596,618	1,395,623	1,233,121
Ceded premium earned	(623,193)	(631,075)	(561,155)	(472,060)	(390,619)
Premiums earned, net	1,251,936	1,128,626	1,035,463	923,563	842,502
Net investment income (1)	48,449	25,785	12,535	20,393	30,743
Other revenue (2)	80,380	81,044	71,993	65,437	55,633
Total revenues	1,391,582	1,222,658	1,121,851	1,072,770	939,351
Costs and expenses:
Losses and loss adjustment expenses	992,636	938,399	779,205	758,810	603,406
Policy acquisition costs	208,011	214,259	226,167	199,102	177,530
Other operating costs	96,055	90,638	87,428	90,532	94,655
Total expenses	1,296,702	1,243,296	1,092,800	1,048,444	875,591
Interest and amortization of debt issuance costs	6,531	6,609	638	95	243
Income (loss) before income tax expense (benefit)	88,349	(27,247)	28,413	24,231	63,517
Income tax expense (benefit)	21,526	(4,990)	8,006	5,126	17,003
Net income (loss)	$66,823	$(22,257)	$20,407	$19,105	$46,514
Per Share Data:
Basic earnings (loss) per common share	$2.24	$(0.72)	$0.65	$0.60	$1.37
Diluted earnings (loss) per common share	$2.22	$(0.72)	$0.65	$0.60	$1.36
Dividends declared per common share	$0.77	$0.77	$0.77	$0.77	$0.77

	As of December 31,
	2023	2022	2021	2020	2019
Balance Sheet Data:
Total invested assets	$1,160,784	$1,105,806	$1,093,680	$919,924	$914,586
Cash and cash equivalents	397,306	388,706	250,508	167,156	182,109
Total assets	2,316,561	2,890,154	2,056,141	1,758,741	1,719,852
Unpaid losses and loss adjustment expenses	510,117	1,038,790	346,216	322,465	267,760
Unearned premiums	990,559	943,854	857,769	783,135	661,279
Long-term debt (3)	102,006	102,769	103,676	8,456	9,926
Total liabilities	1,975,264	2,602,258	1,626,439	1,309,479	1,225,951
Total stockholders’ equity	$341,297	$287,896	$429,702	$449,262	$493,901
Shares outstanding end of period	28,966	30,389	31,221	31,137	32,638
Book value per share	$11.78	$9.47	$13.76	$14.43	$15.13
Return on average common equity (ROCE)	21.2%	(6.2)%	4.6%	4.1%	9.2%

Selected Data:
Loss and loss adjustment expense ratio (4)	79.3%	83.2%	75.3%	82.1%	71.6%
General and administrative expense ratio (5)	24.3%	27.0%	30.2%	31.4%	32.3%
Combined Ratio (6)	103.6%	110.2%	105.5%	113.5%	103.9%
(1)Net investment income excludes net realized gains (losses) on sale of investments and net change in unrealized gains (losses) on investments.
(2)Other revenue consists of commission revenue, policy fees, and other revenue.

(3)For the year ended December 31, 2023 and 2022, long-term debt includes a private placement of $100 million of 5.625% Senior Unsecured Notes due 2026. See “Part II—Item 8—Note 7 (Long-term debt).”
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

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
2023 Financial and Business Highlights (comparisons are to 2022 unless otherwise specified)
•Rate filings and automatic policy inflation adjustments to policy insured values are increasing written and earned premium as the new rates and property insured values take effect on policy renewals and new business, and earn prospectively over the policy period.
•Management is continuing its efforts to prudently manage new business risk selection, improve risk exposure diversification, while rate increases are taking effect to improve profitability. As a result of management’s efforts to manage exposures, the number of total policies in force has been decreasing. Offsetting the impact of lower policies in force are increases in written and earned premiums driven by rate increases and inflation increases to insured values.
•UPCIC filed with its regulators in Hawaii to withdraw from the state. There were 858 policies in Hawaii as of December 31, 2023. The withdrawal and nonrenewal of policies in Hawaii are expected to be completed within the next year.
•UPCIC filed its initial rate filing in Wisconsin (a new expansion state in 2023), which was subsequently approved.
•Costs for the 2023 reinsurance were lower than 2022 because of Florida’s RAP program as well as existing multi-year reinsurance agreements previously placed in the 2023-2024 reinsurance program. RAP is a one-time, no-cost reinsurance benefit to the Insurance Entities which in exchange provided a rate decrease to policyholders of approximately 1.4%. The lower reinsurance costs, effective June 1 2023, have a favorable effect on financial ratios which are based on net earned premium.
•The Insurance Entities concluded a mandatory commutation with the FHCF relating to the 2017/18 contract year, which covered Hurricane Irma. Additionally, commutations with certain other reinsurers were concluded during the year, which the Insurance Entities deemed were in their best interests.
•Net investment income increased as cash and maturing interest earning investments are redeployed into higher interest rate investments.
•For the year ended December 31, 2023, the net loss ratio declined to 79.3% from 83.2% due to the absence of major hurricane events in 2023 when compared to Hurricane Ian in 2022, offset by higher prior year development in 2023 including reserve strengthening of pre-reform losses. See “Overview—Trends and Geographical Distribution—Florida Trends” above and “Losses and Loss Adjustment Expenses” below.
•General and administrative expenses have declined year-over-year, including a decline in the expense ratio, as a result of management’s efforts in this area. Over the past two years, commissions paid on renewal policies in Florida have been reduced to 8% from 10%. The rollout to this new lower commission rate was concluded in May 2023. The benefit of lower commission rates is realized over 12 months as policies are renewed under the lower commission rate structure. Further reducing the expense ratio was continued net earned premium growth.
•The Company continued to return shareholder value with quarterly dividends and share repurchases. Also, during the year, the Company approved a new share repurchase plan permitting share repurchases not to exceed $20.0 million during the period between June 12, 2023, until June 10, 2025. The Company’s current share repurchase authorization program has $4.1 million remaining.
•The Company entered into a June 30, 2023 committed, unsecured $40.0 million (previously $37.5 million) revolving credit line with JP Morgan Chase. As of December 31, 2023, the Company has not borrowed any amount under this revolving loan.
•All three rating agencies, Kroll (A- stable), Demotech (A rating) and Egan-Jones (A rating), updated and affirmed their previous ratings.

All comparisons for the year ended December 31, 2023 results of operations are to the corresponding prior year period (unless otherwise specified).
YEAR ENDED DECEMBER 31, 2023 COMPARED TO YEAR ENDED DECEMBER 31, 2022
Net income was $66.8 million for the year ended December 31, 2023, compared to a net loss of $22.3 million for the year ended December 31, 2022. Benefiting the year ended December 31, 2023 were increases in premiums earned, net, an increase in net investment income, the change in unrealized gains in the current year compared to unrealized losses in the prior year, offset by an increase in losses and loss adjustment expenses, net. In 2023, direct premium earned and premiums earned, net were up 6.6% and 10.9%, respectively compared to direct premium earned and premiums earned in 2022, due to premium growth in the majority of states in which we are licensed and writing during the past 12 months as a result of rate increases implemented during 2022 and 2023, in addition to an increase in policies in force in 11 states. Premiums earned, net, were favorably impacted by a decrease in reinsurance expenses for the 2023-2024 contract year primarily due to the Insurance Entities’ mandatory participation in Florida’s RAP program, which allowed insurers to access a layer of reinsurance coverage below the FHCF industry retention at no cost to the insurers. The lower reinsurance costs, effective June 1 2023, have a favorable effect on financial ratios which are based on net earned premium. For the year ended December 31, 2023, the loss ratio declined to 79.3% from 83.2% in 2022 due to the absence of major hurricane events in 2023 when compared to Hurricane Ian in 2022, offset by higher prior year development in 2023. See 2023 Reinsurance Ratio Benefit noted below. As a result of the above and as further explained below, the combined ratio for the year ended December 31, 2023 was 103.6% compared to 110.2% for the year ended December 31, 2022. See “Overview—Trends and Geographical Distribution—Florida Trends” regarding our response to the Florida market.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	(in thousands)
	Years Ended December 31,		Change
	2023	2022	$	%
REVENUES
Direct premiums written	$1,921,833	$1,845,786	$76,047	4.1%
Change in unearned premium	(46,704)	(86,085)	39,381	(45.7)%
Direct premium earned	1,875,129	1,759,701	115,428	6.6%
Ceded premium earned	(623,193)	(631,075)	7,882	(1.2)%
Premiums earned, net	1,251,936	1,128,626	123,310	10.9%
Net investment income	48,449	25,785	22,664	87.9%
Net realized gains (losses) on investments	(1,229)	348	(1,577)	NM
Net change in unrealized gains (losses) on investments	12,046	(13,145)	25,191	NM
Commission revenue	54,058	53,168	890	1.7%
Policy fees	18,881	20,182	(1,301)	(6.4)%
Other revenue	7,441	7,694	(253)	(3.3)%
Total revenues	1,391,582	1,222,658	168,924	13.8%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	992,636	938,399	54,237	5.8%
General and administrative expenses	304,066	304,897	(831)	(0.3)%
Total operating costs and expenses	1,296,702	1,243,296	53,406	4.3%
Interest and amortization of debt issuance costs	6,531	6,609	(78)	(1.2)%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	88,349	(27,247)	115,596	NM
Income tax expense (benefit)	21,526	(4,990)	26,516	NM
NET INCOME (LOSS)	$66,823	$(22,257)	$89,080	NM
Other comprehensive income (loss), net of taxes	29,610	(88,214)	117,824	NM
COMPREHENSIVE INCOME (LOSS)	$96,433	$(110,471)	$206,904	NM
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$2.22	$(0.72)	$2.94	NM
Weighted average diluted common shares outstanding	30,147	30,751	(604)	(2.0)%
NM - Not Meaningful

Revenues
Direct premiums written increased by $76.0 million, or 4.1%, for the year ended December 31, 2023, driven by premium growth within our Florida business of $27.1 million, or 1.8%, and premium growth in our other states business of $49.0 million, or 15.9%, as compared to the prior year. Rate increases approved in 2022 and 2023 for Florida and for certain other states and policy inflation adjustments were the principal driver of higher written premiums, in addition to an increase in policies in force in 11 other states. In total, policies in force declined 38,924, or 4.6%, from 848,856 at December 31, 2022 to 809,932 at December 31, 2023. A summary of the recent rate increases which are driving increases in written premium is discussed above under “Overview—Trends and Geographical Distribution—Florida Trends.”
Rate changes are applied on new business submissions and renewals from the effective date of their renewal, and then are earned subsequently over the policy period. The recent rate and inflation increases in Florida are in response to rising claim costs driven by higher costs of material and labor associated with claims, the cost of weather events, the rising cost of catastrophe and other reinsurance protecting policyholders and, more importantly, the impact of an increased cost and use of litigation by policyholders on claims as claim settlements increasingly have involved inflated demands, representation, and litigation. In addition, the Insurance Entities’ policies provide for coverage limits to be adjusted at renewal to adjust insured value coverage limits for the impact of changes in inflation. This is based on third-party industry data sources that monitor inflation factors such as changes in costs for residential building materials and labor.
During 2023, management continued efforts to tactically manage policy counts and exposures intended to slow the growth of exposures relating to new business compared to prior years while filed rate increases are taking effect. The impact of policy reductions through attrition attributable to selective underwriting, together with selected policy non-renewals, have resulted in a decrease in policies in force of 38,924, or 4.6%, during 2023 from 848,856 at December 31, 2022 to 809,932 at December 31, 2023. Direct premiums written continue to increase across the majority of states in which we conduct business. As a result of our business strategy, rate changes and disciplined underwriting initiatives, we have seen an overall decrease in policies in force in the aggregate, but an increase in premium in force, and an increase in total insured value in a majority of states for the past two years. We actively wrote policies in 18 states during 2023 and 19 states during 2022. In addition, we are authorized to do business in Tennessee and Wisconsin. In 2023, UPCIC filed with its regulators in Hawaii to withdraw from the state, with the withdrawal and nonrenewal of policies expected to be completed within the next year. At December 31, 2023, policies in force decreased by 38,924 policies, or 4.6%, premium in force increased $78.0 million, or 4.2%, and total insured value increased $1.2 billion, or 0.4%, compared to December 31, 2022.
Direct premium earned increased by $115.4 million, or 6.6%, for the year ended December 31, 2023, reflecting the earning of premiums written over the past 12 months, including the benefit of rate changes due to primary rate filings, filings to cover increased reinsurance costs as well as policy premium adjustments due to increases in insured values caused by inflation.
Reinsurance
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents premiums paid to reinsurers for this protection and is a cost which reduces net written and net earned premiums. Hurricane Ian triggered reinstatement premiums, increasing ceded premiums written by $24.6 million which were earned prospectively effective September 28, 2022 to May 31, 2023, increasing ceded premiums earned for the year ended December 31, 2023 by $15.0 million, in addition to $2.2 million of reinstatement premiums in December 2023 which were also attributable to Hurricane Ian, and which were earned immediately. In total, ceded premium earned decreased $7.9 million, or 1.2%, for the year ended December 31, 2023 as compared to the same period of the prior year. The decrease in reinsurance cost reflects several factors, including the Insurance Entities’ mandatory participation in the RAP program for the 2023/2024 reinsurance program, which allowed insurers to access a layer of reinsurance coverage that is below the FHCF industry retention at no cost to the insurer. In exchange, the Insurance Entities adopted a 1.4% one-year rate reduction. Also benefiting the year were lower reinstatement premiums in the second half of the year. Reinsurance costs, as a percentage of direct premium earned, decreased from 35.9% in 2022 to 33.2% in 2023. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period which typically runs from June 1st to May 31st. See the discussion above for the Insurance Entities’ 2022-2023 reinsurance programs and “Part II—Item 8— Note 4 (Reinsurance).”
2023 Reinsurance Ratio Benefit
Costs for the 2023 reinsurance was lower than 2022 because of Florida’s RAP program in the 2023-2024 reinsurance program. This is a one time, no cost reinsurance benefit to the Insurance Entities which in exchange provided a rate decrease to policyholders of approximately 1.4%. The lower reinsurance costs, effective June 1 2023, have a favorable effect on financial ratios which are based on net earned premium.
Premiums earned, net of ceded premium earned, grew by 10.9%, or $123.3 million, to $1,251.9 million for the year ended December 31, 2023, reflecting an increase in direct premium earned and decreased costs for reinsurance.
Investment Results
Net investment income was $48.4 million for the year ended December 31, 2023, compared to $25.8 million for the same period in 2022, an increase of $22.7 million, or 87.9%. Invested cash balances along with liquidity generated by our investment portfolio from maturities, principal repayments, and interest payments received were invested in higher rates, resulting in an increase in investment returns on our portfolio and cash balances.

We look to optimize our investment portfolio on a rolling basis, which, from time-to-time, results in portfolio shaping opportunities. During the year ended December 31, 2023, sales of available-for-sale debt securities and sales of equity securities resulted in a net realized loss of $1.2 million.
There was a $12.0 million net unrealized gain on investments during the year ended December 31, 2023, largely driven by our portfolio optimization efforts in the private and public equity markets, coupled with the overall domestic equity market appreciation tailwind during 2023, compared to a $13.1 million net unrealized loss on investments during the year ended December 31, 2022.
Total invested assets were $1.16 billion as of December 31, 2023 compared to $1.11 billion as of December 31, 2022. The increase is primarily attributable to unrealized gains on our fixed income and equity portfolio, and increases in net investment income. Cash and cash equivalents were $397.3 million at December 31, 2023 compared to $388.7 million at December 31, 2022, an increase of 2.2%. See below “—Analysis of Financial Condition” for more information. Cash and cash equivalents are invested short-term until needed to settle loss and LAE payments, reinsurance premium payments, and operating cash needs or until they are deployed by our investment advisors.
Commissions, Policy Fees and Other Revenue
Commission revenue is comprised principally of brokerage commissions we earn from traditional open market third-party reinsurers, which excludes reinsurance provided by the State of Florida as well as catastrophe bond participants. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the year ended December 31, 2023, commission revenue was $54.1 million, compared to $53.2 million for the year ended December 31, 2022. The increase in commission revenue of $0.9 million, or 1.7%, for the year ended December 31, 2023 was primarily due to reinstatement premiums attributable to Hurricane Ian which were earned through May 31, 2023, or the conclusion of the 2022-2023 reinsurance contract period.
Policy fees for the year ended December 31, 2023 were $18.9 million compared to $20.2 million for the same period in 2022. The decrease of $1.3 million, or 6.4%, was the result of a decrease in the combined total number of new and renewal policies written during the year ended December 31, 2023 compared to the same period in 2022 in states where we are permitted to charge this fee.
Other revenue, representing revenue from policy installment fees, premium financing, and other miscellaneous income, was $7.4 million for the year ended December 31, 2023 compared to $7.7 million for the same period in 2022.
Non-GAAP
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, was $1.4 billion for the year ended December 31, 2023 compared to $1.2 billion for the same period in 2022.
Operating Costs and Expenses
Losses and Loss Adjustment Expenses
Losses and LAE experience over the past several years including both 2023 and 2022, reflects an adverse litigation environment and other market conditions in Florida that the Florida Legislature has been attempting to address with the passage of legislation spanning several years with the most significant changes made during a special session held in December 2022.
Losses and LAE, net of reinsurance recoveries was $992.6 million for the year ended December 31, 2023, resulting in a net loss ratio of 79.3%, compared to $938.4 million, and 83.2%, respectively, for the year ended December 31, 2022. For the year ended December 31, 2023, the decline in loss ratio was primarily due to the absence of major hurricane events in 2023, in contrast to 2022 which saw Hurricane Ian make landfall on Florida’s gulf coast, offset by higher prior year development in 2023. See 2023 Reinsurance Ratio Benefit noted above.
Prior year development includes changes in previous estimates for unpaid Losses and LAE for all events occurring in prior years including hurricanes, other weather, and non-weather claims affected by pre-reform market conditions in Florida as well as changes in prior estimates resulting from the evaluation of claims in anticipation of the commutation of Hurricane Irma losses with the FHCF. In recent years, we have strengthened reserves as a result of adverse development due to Florida homeowners, tenants and condo owners coverages arising from non-weather and weather events. Similar to other carriers operating in the Florida homeowners marketplace, we have experienced deterioration in water and hurricane claims due to an unfavorable claims environment characterized by increases in policyholder demands related to roof repairs and significant attorney representation. In 2023, adverse development was due to represented and litigated claims, and Florida weather claims for accident years 2017 and later. One of management’s objectives in 2023 was to strengthen reserves on those prior period claims which do not benefit from the new legislation signed in late 2022 that eliminated the one-way attorneys’ fee statute and assignments of benefits and made other reforms intended to improve the Florida market. Prior year development was $110.6 million, or 8.8 net loss ratio points for the year ended December 31, 2023, compared to $25.0 million for 2022, or 2.2 net loss ratio points. We continue to see adverse claim trends on Florida losses which occurred prior to the effective date of recent legislation (December 16, 2022) introduced in Florida, which was intended to curtail the impact of certain abusive claims practices, however prior years claims not covered by the new legislation continued to experience adverse development, as claims settled above previously estimated amounts.
We believe the legislation passed in late 2022 represents a positive step towards reducing claim costs in Florida and management is optimistic about its eventual benefits. However, the full transition to these new laws will take many years. Many of the reforms apply only prospectively and provide only marginal benefit for claims filed prior to the new laws’ effective date. The transition to the new laws therefore involves first renewing policies during the year following the effective date, such that the policies, and subsequent claims under those policies, are governed by the new requirements. As for prior policy periods, insurers must continue to adjust claims under the prior laws that were subject to abuse while awaiting the expiration of claim reporting periods and statute of limitations periods applicable to those policies. Therefore, it will be several years until the abusive claim practices permitted under the prior laws, including those resulting from requiring insurance companies to pay claimants’ litigation costs, are fully extinguished and the full benefit of the new legislation can be realized. See “Overview—Trends and Geographical Distribution—Florida Trends.”
Excluding prior year development recorded in 2023, for prior accident years, all other losses and LAE, net for the current accident year are estimated to be $882.1 million or 70.5 net loss ratio points for the year ended December 31, 2023, compared to $802.4 million, or 71.1 net loss ratio points in 2022. See 2023 ratio benefit noted above. This category also reflects savings from activities performed by affiliates within our holding company system on behalf of our Insurance Entities and our reinsurers when losses and LAE are ceded under our reinsurance contracts. When claims are adjusted by our claims team and files handled by our legal group in this litigious environment in Florida, there are synergies achieved by having these two functions within the same consolidated group that could not be achieved through third parties. This synergistic relationship results in more efficient handling and coordination of claims including represented claims handled by our legal group of close to 500 employees. By choosing not to outsource these activities, we also save money for the consolidated group by generating a potential financial benefit outside of the Insurance Entities that serves to reduce LAE at the consolidated level (contra LAE). During 2023 these claims related activities generated a financial benefit of $50.4 million compared to $62.4 million during 2022
General and Administrative Expenses
For the year ended December 31, 2023, general and administrative expenses were $304.1 million, compared to $304.9 million during the same period in 2022, as follows (dollars in thousands):

	For the Years Ended December 31,				Change
	2023		2022		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$1,251,936		$1,128,626		$123,310	10.9%
General and administrative expenses:
Policy acquisition costs	208,011	16.6%	214,259	19.0%	(6,248)	(2.9)%
Other operating costs	96,055	7.7%	90,638	8.0%	5,417	6.0%
Total general and administrative expenses	$304,066	24.3%	$304,897	27.0%	$(831)	(0.3)%

General and administrative expenses decreased by $0.8 million, which was the result of decreases in policy acquisition costs of $6.2 million offset by an increase in other operating costs of $5.4 million. The total general and administrative expense ratio was 24.3% for the year ended December 31, 2023 compared to 27.0% for the year ended December 31, 2022.
•The decrease in policy acquisition costs of $6.2 million was primarily attributable to an increase in reinsurance profit commissions which were received as a result of commutations with reinsurers concluded during the year and lower total commissions expense for the year offset by slightly higher premium taxes.
•The increase in other operating costs of $5.4 million primarily reflects an increase in salaries, performance bonuses, and stock based compensation and an increase in other miscellaneous operating expenses. The other operating cost ratio was 7.7% for the year ended December 31, 2023 compared to 8.0% in the year ended December 31, 2022. This reduction primarily reflects the increase in premiums earned, net for the year.
As a result of the above, the combined ratio for the year ended December 31, 2023 was 103.6% compared to 110.2% for the same period in 2022. The decrease was due to the absence of a hurricane in the current year compared to Hurricane Ian in 2022, in addition to an increase in premiums earned, net, offset by higher prior year development.

Interest and Amortization of Debt Issuance Costs
Interest and amortization of debt issuance costs for the year ended December 31, 2023 was $6.5 million compared to $6.6 million for the same period in 2022.
Income Tax Expense (Benefit)
Income tax expense was $21.5 million for the year ended December 31, 2023, compared to income tax benefit of $(5.0) million for the year ended December 31, 2022. Our effective tax rate (“ETR”) increased to 24.4% for the year ended December 31, 2023, as compared to 18.3% for the year ended December 31, 2022. See “Part II—Item 8—Note 12 (Income Taxes)” for a table of items reconciling statutory rates to the effective rate for years 2023 and 2022.
Comprehensive Income (Loss)
Other comprehensive income, net of taxes for the year ended December 31, 2023 was $29.6 million compared to other comprehensive loss of $88.2 million for the same period in 2022, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income for available-for-sale debt securities sold. The improvement in 2023 reflects investment actions and relative stability in market prices during 2023 compared to 2022. During 2023, maturing securities and investment returns were reinvested at market rates, reducing unrealized losses on maturing securities. The maturity of the remaining securities in an unrealized loss position has also reduced during the year. Over time, unrealized losses on securities in an unrealized loss position lessens as the remaining maturity shortens and securities approach their maturity or par value. See discussion above and “Part II—Item 8—Note 14 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods.
Non-GAAP
Adjusted operating income (loss) represents GAAP operating income (loss), excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments. Adjusted operating income was $84.1 million for the year ended December 31, 2023 compared to adjusted operating income of $7.8 million for the same period in 2022.
Adjusted operating income (loss) margin represents adjusted operating income (loss) divided by core revenue. Adjusted operating income margin was 6.1% for the year ended December 31, 2023 compared to adjusted operating loss margin of 0.6% for the same period in 2022.
Adjusted net income (loss) attributable to common stockholders represents GAAP net income (loss) attributable to common stockholders, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, net of tax. Adjusted net income attributable to common stockholders was $58.7 million for the year ended December 31, 2023 compared to adjusted net loss attributable to common stockholders of $12.6 million for the same period in 2022.
Diluted adjusted earnings (loss) per common share represents adjusted net income (loss) available to common stockholders divided by weighted average diluted common shares outstanding. Diluted adjusted income per common share was $1.95 for the year ended December 31, 2023 compared to diluted adjusted loss per common share of $0.41 for the same period in 2022.

YEAR ENDED DECEMBER 31, 2022 COMPARED TO YEAR ENDED DECEMBER 31, 2021
Net loss was $22.3 million for the year ended December 31, 2022, due primarily to the $111 million net loss and LAE from Hurricane Ian, compared to net income of $20.4 million for the same period in 2021. Benefiting the year ended December 31, 2022 were increases in premiums earned, net, an increase in net investment income, an increase in commission revenue, and a decrease in acquisition costs offset by an increase in unrealized losses, a decrease in realized gains, a decrease in revenue from policy fees, and an increase in losses and loss adjustment expenses. Direct premium earned and premiums earned, net were up 10.2% and 9.0%, respectively, due to premium growth in the majority of states in which we are licensed and writing during the past 12 months as a result of rate increases implemented during 2021 and 2022, partially offset by higher costs for reinsurance flowing through to premiums earned, net. Renewal commissions to agents were lowered to 8% from 10% during 2022 resulting in lower acquisition costs compared to the prior year. The net loss and LAE ratio was 83.2% for the year ended December 31, 2022, compared to 75.3% for the year ended 2021 reflecting the impact of Hurricane Ian, and higher core net losses, an increase in the cost of litigated claims, and increased other weather losses compared to the prior year, partially offset by lower prior years’ reserve development. As a result of the above and as further explained below, the combined ratio for the year ended December 31, 2022 was 110.2% compared to 105.5% for the year ended December 31, 2021. See “Overview—Trends and Geographical Distribution—Florida Trends” regarding our response to the Florida market.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Years Ended December 31,		Change
	2022	2021	$	%
REVENUES
Direct premiums written	$1,845,786	$1,671,252	$174,534	10.4%
Change in unearned premium	(86,085)	(74,634)	(11,451)	15.3%
Direct premium earned	1,759,701	1,596,618	163,083	10.2%
Ceded premium earned	(631,075)	(561,155)	(69,920)	12.5%
Premiums earned, net	1,128,626	1,035,463	93,163	9.0%
Net investment income	25,785	12,535	13,250	105.7%
Net realized gains (losses) on investments	348	5,892	(5,544)	(94.1)%
Net change in unrealized gains (losses) on investments	(13,145)	(4,032)	(9,113)	226.0%
Commission revenue	53,168	41,649	11,519	27.7%
Policy fees	20,182	22,713	(2,531)	(11.1)%
Other revenue	7,694	7,631	63	0.8%
Total revenues	1,222,658	1,121,851	100,807	9.0%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	938,399	779,205	159,194	20.4%
General and administrative expenses	304,897	313,595	(8,698)	(2.8)%
Total operating costs and expenses	1,243,296	1,092,800	150,496	13.8%
Interest and amortization of debt issuance costs	6,609	638	5,971	935.9%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(27,247)	28,413	(55,660)	NM
Income tax expense	(4,990)	8,006	(12,996)	NM
NET INCOME (LOSS)	$(22,257)	$20,407	$(42,664)	NM
Other comprehensive income (loss), net of taxes	(88,214)	(18,911)	(69,303)	366.5%
COMPREHENSIVE INCOME (LOSS)	$(110,471)	$1,496	$(111,967)	NM
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$(0.72)	$0.65	$(1.37)	NM
Weighted average diluted common shares outstanding	30,751	31,307	(556)	(1.8)%
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
Rate changes are applied on new business submissions and renewals from the effective date of their renewal, and then are earned subsequently over the policy period. The recent rate and inflation increases in Florida are in response to rising claim costs driven by higher costs of material and labor associated with claims, the cost of weather events, the rising cost of catastrophe, and other reinsurance protecting policyholders and, more importantly, the impact of an increased use of litigation by policyholders on claims as claim settlements increasingly have involved inflated demands, representation, and litigation. In addition, the Insurance Entities’ policies provide for coverage limits to be adjusted at renewal to adjust insured value coverage limits for the impact of changes in inflation. This is based on third-party industry data sources that monitor inflation factors such as changes in costs for residential building materials and labor.
During 2022, management continued efforts to prudently manage policy counts and exposures intended to slow the growth of exposures relating to new business compared to prior years while filed rate increases are taking effect. Reduced new business writings, declines in renewal retentions in 2022 and the impact of selected policy non-renewals have resulted in a decrease in policies in force of 94,737, or 10.0%, during 2022 from 943,593 at December 31, 2021 to 848,856 at December 31, 2022. Direct premiums written continue to increase across the majority of states in which we conduct business. As a result of our business strategy, rate changes, and disciplined underwriting initiatives, we have seen a decrease in policies in force, but an increase in premium in force and an increase in total insured value in a majority of states for the past two years. We actively wrote policies in 19 states during 2022 and 2021. In addition, we are authorized to do business in Tennessee and Wisconsin and are proceeding with product filings in those states. At December 31, 2022, policies in force decreased by 94,737 policies, or 10.0%, premium in force increased $176.5 million, or 10.5%, and total insured value increased $1.3 billion, or 0.4%, compared to December 31, 2021.
Direct premium earned increased by $163.1 million, or 10.2%, for the year ended December 31, 2022, reflecting the earning of premiums written over the past 12 months, including the benefit of rate changes due to primary rate filings, filings to cover increased reinsurance costs as well as policy premium adjustments due to increases in insured values caused by inflation.
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents premiums paid to reinsurers for this protection and is a cost which reduces net written and net earned premiums. Hurricane Ian triggered reinstatement premiums, increasing ceded premiums written by $24.6 million which were earned prospectively effective September 28, 2022 to May 31, 2023, increasing ceded premiums earned for the year ended December 31, 2022 by $9.5 million. In total, ceded premium earned increased $69.9 million, or 12.5%, for the year ended December 31, 2022 as compared to the same period of the prior year. The increase in reinsurance costs reflects an increase in the value of exposures we insure; increased pricing when compared to the expired reinsurance program and differences in the structure and design of the respective programs. Reinsurance costs, as a percentage of direct premium earned, increased from 35.1% in 2021 to 35.9% in 2022. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period which typically runs from June 1st to May 31st. See the discussion above for the Insurance Entities’ 2022-2023 reinsurance programs and “Part II—Item 8— Note 4 (Reinsurance).”
Premiums earned, net of ceded premium earned, grew by 9.0%, or $93.2 million, to $1.1 billion for the year ended December 31, 2022, reflecting an increase in direct premium earned offset by increased costs for reinsurance.
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
Yields from cash and cash equivalents, short-term investments, and the available-for-sale debt portfolio are dependent on the composition of the portfolio, future market forces, monetary policy, and interest rate policy from the Federal Reserve. During most of 2021, the Federal Reserve broadly maintained lower interest rates, which impacted the effective yields on newly purchased available-for-sale debt securities and overnight cash purchases and short-term investments. This overall trend changed in late 2021, and throughout 2022, as inflation worries began to impact the financial markets, including the markets’ concern over future Federal Reserve actions of rate hikes and other actions to address inflation concerns. As a result, we saw increased yields on securities purchased in late 2021, and throughout 2022, and increased unrealized losses on our portfolio, reflected after-tax in the equity section of our balance sheet as increased market yields negatively impacted the fair value of much of our available-for-sale debt securities.
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
There was a $13.1 million net unrealized loss in equity securities during the year ended December 31, 2022 compared to a $4.0 million net unrealized loss in equity securities during the year ended December 31, 2021. Net change in unrealized gains or losses for equity securities still held at the end of the reported period are recorded at fair value in the Consolidated Balance Sheet with changes in the fair value of equity securities reported in current period earnings in the Consolidated Statements of Income within net change in unrealized gains (losses) on investments as they occur.
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
Other revenue, representing revenue from policy installment fees, premium financing, and other miscellaneous income, was $7.7 million for the year ended December 31, 2022 compared to $7.6 million for the same period in 2021.
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, was $1,235.5 million for the year ended December 31, 2022 compared to $1,120.0 million for the same period in 2021.
Operating Costs and Expenses
Losses and Loss Adjustment Expenses
Losses and LAE, net of reinsurance recoveries was $938.4 million for the year ended December 31, 2022, resulting in a net loss ratio of 83.2%, compared to $779.2 million, and 75.3%, respectively, for the year ended December 31, 2021.
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
Excluding Hurricane Ian and prior year development recorded in 2022, all other losses and LAE, net for the current accident year are estimated to be $802.4 million or 71.1 net loss ratio points for the year ended December 31, 2022, compared to $696.7 million, or 67.3 net loss ratio points estimated in 2021. Throughout 2022, management increased its current accident year loss pick (plan) primarily to reduce volatility in weather above plan. This category also reflects savings from activities performed by affiliates within our holding company system on behalf of our Insurance Entities and our reinsurers when losses and LAE are ceded under our reinsurance contracts. When claims are adjusted by our claims team and files handled by our legal group in this litigious environment, there are synergies achieved by having these two functions within the same consolidated group that could not be achieved through third parties. This synergistic relationship results in more efficient handling and coordination of claims including represented claims handled by our legal group of close to 500 employees. By choosing not to outsource these activities, we also save money for the consolidated group by generating a potential profit margin outside of the Insurance Entities that serves to offset LAE at the consolidated level (contra LAE). During 2022 these claims related activities generated a profit margin of $62.4 million compared to $11.9 million during 2021.

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
Income Tax Expense (Benefit)
Income tax benefit was $5.0 million for the year ended December 31, 2022, compared to income tax expense of $8.0 million for the year ended December 31, 2021. Our effective tax rate decreased to 18.3% for the year ended December 31, 2022, as compared to 28.2% for the year ended December 31, 2021. See “Part II—Item 8—Note 12 (Income Taxes)” for a table of items reconciling statutory rates to the effective rate for years 2022 and 2021.
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

Non-GAAP
Adjusted operating income (loss) represents GAAP operating income (loss), excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments. Adjusted operating loss was $7.8 million for the year ended December 31, 2022 compared to adjusted operating income of $27.2 million for the same period in 2021.
Adjusted operating income (loss) margin represents adjusted operating income (loss) divided by core revenue. Adjusted operating loss margin was 0.6% for the year ended December 31, 2022 compared to adjusted operating income margin of 2.4% for the same period in 2021.
Adjusted net income (loss) attributable to common stockholders represents GAAP net income (loss) attributable to common stockholders, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, net of tax. Adjusted net loss attributable to common stockholders was $12.6 million for the year ended December 31, 2022 compared to adjusted net income attributable to common stockholders of $19.0 million for the same period in 2021.
Diluted adjusted earnings (loss) per common share represents adjusted net income (loss) available to common stockholders divided by weighted average diluted common shares outstanding. Diluted adjusted loss per common share was $0.41 for the year ended December 31, 2022 compared to diluted adjusted earnings per share of $0.61 for the same period in 2021.

ANALYSIS OF FINANCIAL CONDITION AS OF DECEMBER 31, 2023 COMPARED TO DECEMBER 31, 2022
We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next 12 months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of December 31,
Type of Investment	2023	2022
Available-for-sale debt securities	$1,064,330	$1,014,626
Equity securities	80,495	85,469
Other investments, at fair value	10,434	—
Investment real estate, net	5,525	5,711
Total	$1,160,784	$1,105,806
See “Part II—Item 8—Consolidated Statements of Cash Flows” and “Item 8—Note 3 (Investments)” for explanations on changes in investments.
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1st to May 31st of the following year. The decrease of $46.2 million to $236.3 million as of December 31, 2023 was primarily due to decreased reinsurance costs relating to our 2023-2024 catastrophe reinsurance program beginning June 1, 2023, less amortization of ceded written premium for the reinsurance costs earned since the beginning of the new program. See “Part II— Item7— “Reinsurance Program” regarding the Company’s reinsurance placement and participation in the Florida RAP program.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE, and other expenses that are expected to be recovered from reinsurers. The decrease of $589.7 million to $219.1 million as of December 31, 2023 was primarily due to the settlement and collection of Hurricane Ian claims and amounts recoverable from reinsurers relating to other ceded events. In addition commutations concluded during the year reduced reinsurance recoverable.
Premiums receivable, net represents amounts receivable from policyholders. The increase in premiums receivable, net of $7.5 million to $77.1 million as of December 31, 2023 is consistent with premium trends including seasonality and consumer payment behaviors.
Property, plant, and equipment, net represents long-term assets held and used in the operations of the business. The decrease in property, plant, and equipment, net of $3.8 million to $47.6 million as of December 31, 2023 is a result of disposals and depreciation of assets held.
Deferred policy acquisition costs (“DPAC”) increased by $6.3 million to $110.0 million as of December 31, 2023, and is consistent with written premium trends and changes in commissions paid to agents. In 2023, DPAC was impacted by the reductions to Florida renewal commissions implemented during 2022 and other changes to the Company’s commission structure. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Income taxes payable represents the difference between estimated tax obligations and tax payments made to taxing authorities. As of December 31, 2023, the balance payable was $5.9 million, representing amounts due to taxing authorities at that date, compared to a balance recoverable of $1.5 million as of December 31, 2022.
Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the year ended December 31, 2023, deferred income tax asset, net decreased by $14.1 million to $43.2 million, primarily due to a decrease in unrealized losses on investments, and deferred acquisition costs, and an increase in unearned premiums. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
See “Part II—Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $528.7 million to $510.1 million as of December 31, 2023. The majority of the increase in 2022 was a result of losses recorded in the third quarter of 2022 for Hurricane Ian and in the fourth quarter of 2022 for Hurricane Nicole. Overall, unpaid losses and LAE decreased, as a result of payment of current and prior year claims especially the settlement of Hurricane Ian claims. Unpaid losses and LAE are net of estimated subrogation recoveries of $144.1 million as of December 31, 2023 compared to $134.4 million as of December 31, 2022.
Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The increase of $46.7 million from December 31, 2022 to $990.6 million as of December 31, 2023 reflects the increases in written premiums as the result of rate increases.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The decrease of $6.3 million from December 31, 2022 to $48.7 million as of December 31, 2023 reflects customer payment behavior and the payment behavior of mortgage escrow service providers as well as premium trends.
We exclude net negative cash balances, if any, from cash and cash equivalents that we have with any single financial institution based on aggregating the book balance of all accounts at the institution which have the right of offset. If the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Consolidated Balance Sheet to book overdraft. These amounts represent outstanding checks or drafts not yet presented to the financial institution in excess of amounts on deposit at the financial institutions. We maintain a short-term cash investment strategy sweep to maximize investment returns on cash balances. There were $14.6 million book overdrafts as of December 31, 2023, none as of December 31, 2022. The increase of $14.6 million is the result of lower cash balances available for offset as of December 31, 2023 compared to December 31, 2022. See “—Liquidity and Capital Resources” for more information.
Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers, and cash advances received from reinsurers, if any. On June 1st of each year, we renew our core catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. These estimated annual costs are increased or decreased during the year based on premium adjustments or as a result of new placements during the year. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which typically runs from June 1st to May 31st. The balance decreased by $192.7 million to $191.9 million as of December 31, 2023 as a result of timing of the above items and decline in costs of reinsurance expense for the current treaty period in 2023 and the reduction in cash advances received in 2022 after Hurricane Ian which have been utilized during the claim settlement process in 2023 of Ian claims. See “—Liquidity and Capital Resources” for more information about timing of reinsurance premium installment payments.
Other liabilities and accrued expenses increased by $31.8 million to $90.6 million as of December 31, 2023, primarily driven by an increase in amounts payable for securities resulting from trades executed that had not settled as of December 31, 2023.
Capital resources, net increased by $52.6 million for the year ended December 31, 2023, reflecting a net increase in total stockholders’ equity, partially offset by a decline in long-term debt. The change in stockholders’ equity was the result of our 2023 net income offset by treasury share purchases and dividends to shareholders. See “Part II—Item 8—Consolidated Statements of Stockholders’ Equity” and “Item 8—Note 8 (Stockholders’ Equity)” for an explanation of changes in treasury stock. The reduction in long-term debt was primarily the result of principal payments on long-term debt of $1.5 million offset by amortization of debt issuance costs of $0.7 million on our 5.625% Senior Unsecured Notes due 2026 during 2023 . See “—Liquidity and Capital Resources” for more information.
Additional paid-in-capital increased by $2.6 million primarily from share-based compensation expense of $5.0 million for the year ended December 31, 2023. This was largely offset by $2.1 million in connection with the settlement of certain restricted stock units.
Liquidity and Capital Resources
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short- and long-term obligations. Funds generated from operations have been sufficient and we expect them to be sufficient to meet our current and long term liquidity requirements.
The balance of cash and cash equivalents, excluding restricted cash, as of December 31, 2023 was $397.3 million, compared to $388.7 million at December 31, 2022. See “Part II—Item 8—Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between December 31, 2023 and 2022. This increase was driven by cash flows generated from operating activities in excess of cash flows used in investing and financing activities. Our cash investment strategy at times includes cash investments where the right of offset against other bank accounts does not exist. A book overdraft occurs when aggregating the book balance of all accounts at a financial institution for accounts which have the right of offset, and if the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Consolidated Balance Sheet to book overdraft. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st and December 1st, and third-party reinsurance premiums are generally paid in four installments on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. See “Part II—Item 8—Note 15 (Commitments and Contingencies)” and additional discussion below under the caption “—Material Cash Requirements” for more information.

During 2023, there was one significant hurricane, Hurricane Idalia, which was below the Company’s reinsurance attachment point. The Company’s reinsurance program provides sufficient liquidity in the form of cash advances for paid losses ceded to the reinsurers in the case of weather events with losses above the Company’s reinsurance attachment point. During 2022, Hurricane Ian generated $1.0 billion in gross losses, or $111 million net after the benefit of reinsurance. The Company routinely collected amounts ceded to reinsurers and, as in the past did not have to use funds in the Company’s investment portfolio. See “—Results of Operations” for more information.
The balance of restricted cash and cash equivalents as of December 31, 2023 and 2022 represents cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business.
Liquidity is required at the holding company for us to cover the payment of holding company general operating expenses and contingencies, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of our tax obligations to taxing authorities, settlement of taxes between subsidiaries in accordance with our tax sharing agreement, capital contributions to subsidiaries or surplus note contributions to the Insurance Entities, if needed, and interest and principal payments on outstanding debt obligations of the holding company. Effective in 2021 for UPCIC and 2022 for APPCIC, the holding company has put in place an ongoing surplus note arrangement with the Insurance Entities, which has been approved by the FLOIR as the Insurance Entities’ domestic regulator. Surplus notes are unsecured debt issued by the Insurance Entities that are subordinated to all claims by policyholders and creditors, with interest and principal payments on the surplus notes to the holding company being made only upon the FLOIR’s express approval. Surplus notes are considered bonds in function and payout structure, but are accounted for as equity in the statutory reporting of the Insurance Entities. The holding company has outstanding with the Insurance Entities $134.0 million in surplus notes. Under the arrangement, interest accrues at a variable rate (currently 10.54%) on the outstanding surplus note balances and, if approved by the FLOIR, is payable annually to the holding company. The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants, and any regulatory constraints. New regulations or changes to existing regulations imposed on the Company and its affiliates may also impact the amount and timing of future dividend payments to the parent. Principal sources of liquidity for the holding company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions we earn from third-party reinsurers on reinsurance contracts placed by our wholly-owned subsidiary, BARC and policy fees. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income from those investments. As discussed in “Item 8—Note 5 (Insurance Operations),” there are limitations on the dividends the Insurance Entities may pay to their immediate parent company, Protection Solutions, Inc. (“PSI,” formerly known as Universal Insurance Holding Company of Florida).
The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 8—Note 5 (Insurance Operations).” Dividends from the Insurance Entities can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by the Insurance Entities to PSI without prior approval (an “ordinary dividend”) is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the years ended December 31, 2023 and 2022 the Insurance Entities did not pay dividends to PSI. As of December 31, 2023, the Insurance Entities did not have the capacity to pay ordinary dividends.
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
Our insurance operations provide liquidity as premiums are generally received months or even years before potential losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale. The average credit rating on our available-for-sale securities was A+ as of December 31, 2023 and December 31, 2022. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of our available-for-sale securities was 3.7 years as of December 31, 2023 compared to 4.0 years at December 31, 2022. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments.

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
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio for the periods presented (dollars in thousands):

	As of December 31,
	2023	2022
Stockholders’ equity	$341,297	$287,896
Total long-term debt	102,006	102,769
Total capital resources	$443,303	$390,665

Debt-to-total capital ratio	23.0%	26.3%
Debt-to-equity ratio	29.9%	35.7%
Capital resources, net increased by $52.6 million for the year ended December 31, 2023, reflecting a net increase in total stockholders’ equity. The change in stockholders’ equity was the result of our 2023 net income offset by treasury share purchases and dividends to shareholders.
The debt-to-total capital ratio is total long-term debt divided by total capital resources, whereas the debt-to-equity ratio is total long-term debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.
Adjusted common stockholders’ equity, representing GAAP common stockholders’ equity, excluding accumulated other comprehensive income (loss), was $415.4 million as of December 31, 2023 and $391.6 million as of December 31, 2022.
Adjusted book value per share common share, representing adjusted common stockholders’ equity divided by outstanding common shares at the end of the reporting period, was $14.34 as of December 31, 2023 and $12.89 as of December 31, 2022.
Adjusted return on common equity representing actual or annualized adjusted net income (loss) attributable to common stockholders divided by average adjusted common stockholders' equity, with the denominator excluding current period income statement net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, net of tax, was 14.7% as of December 31, 2023 and (3.0)% as of December 31, 2022.
The Insurance Entities are required annually to comply with the NAIC RBC requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2023, based on calculations using the appropriate NAIC RBC formula, the Insurance Entities reported respective total adjusted capital in excess of the requirements. Failure by the Insurance Entities to maintain the required level of statutory capital and surplus could result in the suspension of their authority to write new or renewal business, other regulatory actions, or ultimately, in the revocation of their certificate of authority by the FLOIR.
In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term, with quarterly payments of interest based on the 10-year Constant Maturity Treasury Index. As of December 31, 2023, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates. See “Part II—Item 8—Note 7 (Long-term debt)” for additional details. At December 31, 2023, UPCIC was in compliance with the terms of the surplus note and with each of the loan’s covenants as implemented by rules promulgated by the SBA. Total adjusted capital and surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.
Revolving Loan
As discussed in “Part II—Item 8—Note 7 (Long-term Debt),” the Company entered into a committed and unsecured $40.0 million revolving credit line with JP Morgan Chase Bank N.A. This agreement succeeded the previous $37.5 million revolving credit line with J.P. Morgan Chase, N.A. As of December 31, 2023, the Company has not borrowed any amount under this revolving loan. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings mature on June 29, 2024, 364 days after the inception date and carries an interest rate of prime rate plus a margin of

2%. The credit line is subject to annual renewals. The credit line contains customary financial and other covenants, with which the Company is in compliance.
Long-term Debt
In November 2021, we issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”) to certain institutional accredited investors and qualified institutional buyers. The Notes mature on November 26, 2026, at which time the entire $100.0 million of principal is due and payable. At any time on or after November 23, 2023, the Company may redeem all or part of the Notes. See “Part II—Item 8—Note 7 (Long-term debt)” for additional details. As of December 31, 2023, we were in compliance with all applicable covenants.
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
Looking Forward
We continue to monitor a range of financial metrics related to our business. Although we have not experienced material adverse impacts on our business or liquidity, conditions are subject to change depending on the extent of the economic outcomes, and the pace and extent of an economic recovery. Uncertainties regarding the impact of the COVID-19 pandemic tapered in 2023, including mitigated assessed risk by the Federal Reserve regarding the economic concerns of inflation, employment, and recession. We will continue to monitor the broader lasting economic impacts of the COVID-19 pandemic.
Common Stock Repurchases
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock, and general market conditions. We will fund the share repurchase program with cash from operations. During 2023, there were two authorized repurchase plans in effect:
•On December 15, 2022, our Board of Directors authorized a successor share repurchase program under which the Company is authorized to repurchase up to $8.0 million of shares of our common stock through December 15, 2024 (the “December 2024 Share Repurchase Program”), which represents the unused portion of a previous share repurchase program authorization from November 2022. Under the December 2024 Share Repurchase Program, we repurchased 587,126 shares of our common stock at an aggregate cost of approximately $8.0 million. As of December 31, 2023, all amounts authorized under the December 2024 Program were repurchased.
•On June 12, 2023, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through June 10, 2025 (“The June 2025 Share Repurchase Program”) pursuant to which we repurchased 1,112,953 shares of our common stock at an aggregate cost of approximately $15.9 million. As of December 31, 2023, we have the ability to purchase up to approximately $4.1 million of our common stock under the June 2025 Share Repurchase Program.
In total, during the year ended December 31, 2023, we repurchased an aggregate of 1,513,644 shares of our common stock in the open market at an aggregate purchase price of $22.0 million. Also see “Part II—Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Registrant Purchases of Equity Securities” for share repurchase activity during the three months ended December 31, 2023.
Cash Dividends
The following table summarizes the dividends declared and paid by the Company during the year ended December 31, 2023:

	Dividend	Shareholders	Dividend	Cash Dividend
2023	Declared Date	Record Date	Payable Date	Per Share Amount
First Quarter	February 9, 2023	March 9, 2023	March 16, 2023	$0.16
Second Quarter	April 12, 2023	May 12, 2023	May 19, 2023	$0.16
Third Quarter	July 20, 2023	August 4, 2023	August 11, 2023	$0.16
Fourth Quarter	November 15, 2023	December 8, 2023	December 15, 2023	$0.29

Reinsurance Recoverable
The following table provides total unpaid loss and LAE, net of related reinsurance recoverable for the dates presented (in thousands):

	Years Ended December 31,
	2023	2022
Unpaid loss and LAE, net	$44,508	$44,164
IBNR loss and LAE, net	282,174	195,946
Total unpaid loss and LAE, net	$326,682	$240,110

Reinsurance recoverable on unpaid loss and LAE	$49,249	$156,683
Reinsurance recoverable on IBNR loss and LAE	134,185	641,997
Total reinsurance recoverable on unpaid loss and LAE	$183,434	$798,680
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
The following table provides the statutory loss ratios, expense ratios and combined ratios for the periods indicated for the Insurance Entities:

	Years Ended December 31,
	2023	2022
Loss and LAE Ratio (1)
UPCIC	86%	85%
APPCIC	58%	57%
Expense Ratio (1)
UPCIC	25%	33%
APPCIC	33%	28%
Combined Ratio (1)
UPCIC	111%	118%
APPCIC	91%	85%

(1)The ratios are net of ceded premiums and losses and LAE, including premiums ceded to our catastrophe reinsurers which comprise a significant cost, and losses and LAE ceded to reinsurers. The expense ratio includes management fees and commissions, which are based on market rates, paid to an affiliate of the Insurance Entities in the amount of $122.0 million and $135.8 million for UPCIC for the years ended December 31, 2023 and 2022, respectively, and $2.8 million and $1.7 million for APPCIC for the years ended December 31, 2023 and 2022, respectively. The management fees and commissions paid to the affiliate are eliminated in consolidation.
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
In 2023, Demotech, Inc. affirmed the Financial Stability Rating® of “A” for the Insurance Entities and Kroll affirmed its insurer financial strength ratings of “A-”. According to Demotech, Inc., the assigned rating represents a company’s continued positive surplus related to policyholders, liquidity of invested assets, an acceptable level of financial leverage, reasonable loss and LAE reserves, and realistic pricing. According to Kroll, its category of “A” ratings, inclusive of A+, A, and A- ratings, indicates an insurer’s financial condition is strong and it is very likely to meet its policy obligations under difficult economic, financial, and business conditions. The ratings of the Insurance Entities are subject to at least annual review by the respective rating agencies, and may be revised upward or downward or revoked at the sole discretion of the rating agencies. Insurer financial stability or financial strength ratings primarily directed towards policyholders, and are not evaluations directed toward the protection of investors in a company, including holders of a company’s common stock, and are not recommendations to buy, sell, or hold securities.
The “A” rating on the 5.625% Senior Unsecured Notes due 2026 was reaffirmed by Egan-Jones Ratings Company in 2023. There are three notches in the rating categories assigned by Egan-Jones Ratings Company (e.g., A-, A, and A+), except for AAA and those deep into speculative grade, i.e., CC, C, and D, which do not have notches. According to Egan-Jones Ratings Company, the assigned rating pertains solely to their view of current and prospective credit quality. Their rating does not address pricing, liquidity, or other risks associated with holding investments in the issuer (UVE). Their rating is dependent on numerous factors including the reliability, accuracy, and quality of the data used in determining the credit rating.
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
Material Cash Requirements
The following table represents our material cash requirements for which cash flows are fixed or determinable as of December 31, 2023 (in thousands):

	Total	Next 12 months	Beyond 12 months
Reinsurance payable and multi-year commitments (1)	$317,197	$264,551	$52,646
Unpaid losses and LAE, direct (2)	510,117	287,030	223,087
Long-term debt (3)	121,198	7,256	113,942
Total material cash requirements	$948,512	$558,837	$389,675
(1)Amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Part II—Item 8—Note 15 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through December 31, 2023. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from our reinsurance program. See “Part II—Item 8—Note 4 (Reinsurance).” and Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses).”
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
Liability for Unpaid Losses and LAE
A liability, net of estimated subrogation, is established to provide for the estimated costs of paying losses and LAE under insurance policies the Insurance Entities have issued. Underwriting results are significantly influenced by an estimate of a liability for unpaid losses and LAE. The liability is an estimate of amounts necessary to settle all outstanding claims, including claims that have been incurred, but not yet reported as of the financial statement date. The process of estimating loss reserves requires significant judgment due to a number of variables, such as the type, severity and jurisdiction of loss, economic conditions including inflation, social attitudes, judicial decisions and legislative development, and changes in claims handling procedures. These variables will inherently result in an ultimate liability that will differ from initial estimates. We revise our reserve for unpaid losses as additional information becomes available, and reflect adjustments, if any, in our earnings in the periods in which we determine the adjustments are necessary. We estimate and accrue our right to subrogate reported or estimated claims against other parties. Subrogated claims are recorded at amounts estimated to be received from the subrogated parties, net of expenses and netted against unpaid losses and LAE.
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

Factors Affecting Reserve Estimates
Reserve estimates are developed based on the processes and historical development trends discussed in “Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” to the consolidated financial statements. These estimates are considered in conjunction with known facts and interpretations of circumstances and factors including our experience with similar cases, actual claims paid, differing payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in law and regulation, judicial decisions, and economic conditions. When these types of changes are experienced, actuarial judgment is applied in the determination and selection of development factors in order to better reflect new trends or expectations. For example, if a change in law is expected to have a significant impact on the development of claim severity, actuarial judgment is applied to determine appropriate development factors that will most accurately reflect the expected impact on that specific estimate. As an example, the Company considered and included the effects of the enacted legislation in developing its ultimate loss projections and reserve estimates as of December 31, 2023, as noted in “Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” to the consolidated financial statements. Another example would be when a change in economic conditions is expected to affect the cost of repairs to property; actuarial judgment is applied to determine appropriate development factors to use in the reserve estimate that will most accurately reflect the expected impacts on severity development.
Changes in homeowners current year claim severity are generally influenced by inflation in the cost of building materials, the cost of construction and property repair services, the cost of replacing home furnishings and other contents, the types of claims that qualify for coverage, the presence of third party representation, such as legal or repair contractors (which serve to inflate claim expenses), and other economic and environmental factors. We employ various loss management programs to mitigate the effects of these factors.
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
•Judicial expansion of policy coverage and the impact of new theories of liability; and
•Plaintiffs targeting property and casualty insurers in purported class action or other litigation related to claims-handling and other practices.
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

The estimation of claims and claims expense reserves for catastrophes also comprises estimates of losses from reported and unreported claims, primarily for damage to property. In general, estimates for catastrophe reserves are based on claim adjuster inspections and the application of historical loss development factors as described previously and in “Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” to the consolidated financial statements. However, depending on the nature of the catastrophe, as noted above, the estimation process can be further complicated. For example, for hurricanes, complications could include the inability of insureds to be able to promptly report losses, a prevalence of solicited and late-reported claims creating or compounding challenges with determining the cause and amount of loss, limitations placed on claims adjusting staff affecting their ability to inspect losses, determining whether losses are covered by our homeowners policy (generally for damage caused by wind or wind driven rain) or are specifically excluded from coverage such as losses caused by flood, estimating additional living expenses or assessing the impact of demand surge and exposure to mold damage. The effects of numerous other considerations, include the timing of a catastrophe in relation to other events, such as at or near the end of a financial reporting period, which can affect the availability of information needed to estimate reserves for that reporting period. In these situations, practices are adapted to accommodate these circumstances in order to determine a best estimate of losses from a catastrophe.
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
In compliance with annual statutory reporting requirements, our appointed independent actuary provides a Statement of Actuarial Opinion (“SAO”) indicating that carried loss and LAE reserves recorded at each annual balance sheet date make a reasonable provision for all of the Insurance Entities’ unpaid loss and LAE obligations under the terms of contracts and agreements with our policyholders. Recorded reserves are compared to the indicated range provided in the actuary’s report accompanying the SAO. At December 31, 2023, the recorded amount for net loss and LAE falls within the range determined by the Company’s appointed independent actuary.
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

Year ended December 31, 2023
		Percent Change in
Change in Reserves	Reserves	Net Income
-20.0%	$408,094	(115)%
-15.0%	433,599	(87)%
-10.0%	459,105	(58)%
-5.0%	484,611	(29)%
Base	510,117	—
5.0%	535,623	29%
10.0%	561,129	58%
15.0%	586,635	87%
20.0%	612,140	115%
Adequacy of Reserve Estimates
We believe our net loss and LAE reserves are appropriately established based on available methodology, facts, technology, laws, and regulations. We calculate and record a single best reserve estimate, in conformance with generally accepted actuarial standards, for reported and unreported losses and LAE losses and as a result we believe no other estimate is better than our recorded amount.
Due to the uncertainties involved, the ultimate cost of losses and LAE may vary materially from recorded amounts, which are based on our best estimates. The liability for unpaid losses and LAE at December 31, 2023 is $510.1 million.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740), which will require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). The impact to our consolidated financial statements, if any, will be dependent on the timing and terms of any future modifications related to a change in effective tax rate. The amendments in this ASU are effective for annual periods beginning after December 15, 2024.
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
The following table presents the reconciliation of GAAP revenue (total premiums earned and other revenues) to core revenue, which is a non-GAAP measure (in thousands):

	Years Ended December 31,
	2023	2022	2021
GAAP revenue	$1,391,582	$1,222,658	$1,121,851
less: Net realized gains (losses) on investments	(1,229)	348	5,892
less: Net change in unrealized gains (losses) on investments	12,046	(13,145)	(4,032)
Core Revenue	$1,380,765	$1,235,455	$1,119,991

The following table presents the reconciliation of GAAP operating income (loss) to adjusted operating income (loss), which is a non-GAAP measure (in thousands):

	Years Ended December 31,
	2023	2022	2021
GAAP income (loss) before income tax expense (benefit)	$88,349	$(27,247)	$28,413
add: Interest and amortization of debt issuance costs	6,531	6,609	638
GAAP operating income (loss)	94,880	(20,638)	29,051
less: Net realized gains (losses) on investments	(1,229)	348	5,892
less: Net changes in unrealized gains (losses) on investments	12,046	(13,145)	(4,032)
Adjusted operating income (loss)	$84,063	$(7,841)	$27,191
The following table presents the reconciliation of operating income (loss) margin to adjusted operation income (loss) margin, which is a non-GAAP measure (in thousands):

	Years Ended December 31,
	2023	2022	2021
GAAP operating income (loss)	$94,880	$(20,638)	$29,051
GAAP revenue	1,391,582	1,222,658	1,121,851
GAAP operating income (loss) margin	6.8%	(1.7)%	2.6%
Adjusted operating income (loss)	84,063	(7,841)	27,191
Core revenue	1,380,765	1,235,455	1,119,991
Adjusted operating income (loss) margin	6.1%	(0.6)%	2.4%
The following table presents the reconciliation of GAAP net income (loss) available to common stockholders to adjusted net income (loss) available to common stockholders, which is a non-GAAP measure (in thousands):

	Years Ended December 31,
	2023	2022	2021
GAAP net income (loss)	$66,823	$(22,257)	$20,407
less: Preferred dividends	10	10	10
GAAP net income (loss) available to common stockholders	66,813	(22,267)	20,397
less: Net realized gains (losses) on investments	(1,229)	348	5,892
less: Net changes in unrealized gains (losses) on investments	12,046	(13,145)	(4,032)
add: Income tax effect on above adjustments	2,661	(3,148)	422
Adjusted net income (loss) available to common stockholders	$58,657	$(12,618)	$18,959

Weighted average common shares outstanding - Diluted	30,147	30,751	31,307
Diluted earnings (loss) per common share	$2.22	$(0.72)	$0.65
Diluted adjusted earnings (loss) per common share	$1.95	$(0.41)	$0.61

The following table presents the reconciliation of GAAP stockholders’ equity to adjusted stockholders’ equity and book value per common share to adjusted book value per common share, which is a non-GAAP measure (in thousands):

	As of
	December 31,	December 31,	December 31,
	2023	2022	2021
GAAP Stockholders' equity	$341,297	$287,896	$429,702
less: Preferred equity	100	100	100
Common stockholders' equity	341,197	287,796	429,602
less: Accumulated other comprehensive income (loss), net of taxes	(74,172)	(103,782)	(15,568)
Adjusted common stockholders' equity	$415,369	$391,578	$445,170

Common shares outstanding	28,966	30,389	31,221
Book value per common share	$11.78	$9.47	$13.76
Adjusted book value per common share	$14.34	$12.89	$14.26
The following table presents the reconciliation of GAAP ROCE to adjusted ROCE, which is a non-GAAP measure (in thousands):

	Years Ended December 31,
	2023	2022	2021
Actual net income (loss) available to common stockholders'	66,813	(22,267)	20,397
Average common stockholders' equity	314,497	358,699	439,382
ROCE	21.2%	(6.2)%	4.6%
Adjusted net income (loss) available to common stockholders	$58,657	$(12,618)	$18,959
Adjusted average common stockholders' equity*	$399,396	$423,199	$444,776
Adjusted ROCE	14.7%	(3.0)%	4.3%
*Adjusted average common stockholders’ equity excludes current period after-tax net realized gains (losses) on investments and net change in unrealized gains (losses) on investments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”), and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of December 31, 2023 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
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

The following tables provide information about our fixed income Financial Instruments as of December 31, 2023 compared to December 31, 2022, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	December 31, 2023
	2024	2025	2026	2027	2028	Thereafter	Other	Total
Amortized cost	$92,428	$160,575	$185,761	$166,111	$103,731	$450,811	$3,502	$1,162,919
Fair market value	$91,247	$153,712	$173,781	$153,506	$97,304	$391,765	$3,015	$1,064,330
Coupon rate	2.77%	2.96%	2.73%	2.71%	3.41%	3.02%	4.22%	2.94%
Book yield	2.34%	2.16%	2.01%	2.11%	2.94%	2.49%	1.38%	2.34%
* Years to effective maturity - 4.6 years

	December 31, 2022
	2023	2024	2025	2026	2027	Thereafter	Other	Total
Amortized cost	$76,691	$108,112	$141,162	$157,809	$162,156	$504,378	$2,544	$1,152,852
Fair market value	$75,226	$103,211	$129,284	$140,825	$143,000	$420,963	$2,117	$1,014,626
Coupon rate	1.80%	2.51%	2.69%	2.44%	2.65%	2.88%	4.35%	2.65%
Book yield	1.56%	1.31%	1.58%	1.54%	1.88%	2.23%	4.24%	1.88%
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
The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	December 31, 2023		December 31, 2022
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$15,438	19.2%	$15,313	17.9%
Mutual funds	65,057	80.8%	70,156	82.1%
Total equity securities	$80,495	100.0%	$85,469	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at December 31, 2023 and 2022 would have resulted in a decrease of $16.1 million and $17.1 million, respectively, in the fair value of those securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Universal Insurance Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Universal Insurance Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the COSO framework.
Basis for Opinion
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Liability for Unpaid Losses and Loss Adjustment Expenses - Refer to Notes 2 and 17 to the Financial Statements
Critical Audit Matter Description
The Company’s estimated liability for unpaid losses and loss adjustment expenses (LAE) totaled $510.1 million at December 31, 2023. The balance consists of three components: (1) an amount determined from current loss reports for individual cases reported but unpaid based on past experience of similar cases settled, (2) an amount for claims incurred but not reported and development of reported claims based on a range of actuarial methodologies and assumptions, and (3) an amount for expenses for investigating and the settlement of reported and unreported claims. Estimating the liability for unpaid losses and LAE requires significant judgment relating to factors such as claim development patterns, severity, type and jurisdiction of loss, economic conditions, legislative developments, and a variety of actuarial assumptions. Management engages an independent actuarial firm to prepare an actuarial analysis of unpaid losses and LAE and provide a statement of actuarial opinion on management’s estimate of unpaid losses and LAE. Estimating the liability for unpaid losses and LAE is inherently uncertain, dependent on management’s judgment, and significantly impacted by claim and actuarial factors and conditions that may change over time. The ultimate settlement of unpaid losses and LAE may vary materially from the recorded liability, and such variance may adversely affect the Company’s financial results. For these reasons, we identified the estimate of unpaid losses and LAE as a critical audit matter, as it involved especially subjective auditor judgment.
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
February 28, 2024

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2023	2022
ASSETS
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $566 and $920 (amortized cost: $1,162,919 and $1,152,852)	$1,064,330	$1,014,626
Equity securities, at fair value (cost: $91,052 and $102,431)	80,495	85,469
Other investments, at fair value (cost: $4,794 and $0)	10,434	—
Investment real estate, net	5,525	5,711
Total invested assets	1,160,784	1,105,806
Cash and cash equivalents	397,306	388,706
Restricted cash and cash equivalents	2,635	2,635
Prepaid reinsurance premiums	236,254	282,427
Reinsurance recoverable	219,102	808,850
Premiums receivable, net	77,064	69,574
Property and equipment, net	47,628	51,404
Deferred policy acquisition costs	109,985	103,654
Income taxes recoverable	—	1,528
Deferred income tax asset, net	43,175	57,258
Other assets	22,628	18,312
Total assets	$2,316,561	$2,890,154
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$510,117	$1,038,790
Unearned premiums	990,559	943,854
Advance premium	48,660	54,964
Income taxes payable	5,886	—
Book overdraft	14,597	—
Reinsurance payable, net	191,850	384,504
Commission payable	20,989	18,541
Other liabilities and accrued expenses	90,600	58,836
Long-term debt, net	102,006	102,769
Total liabilities	1,975,264	2,602,258
Commitments and Contingencies (Note 15)
STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference - $9.99 and $9.99 per share
Common stock, $.01 par value	472	472
Authorized shares - 55,000
Issued shares - 47,269 and 47,179
Outstanding shares - 28,966 and 30,389
Treasury shares, at cost - 18,303 and 16,790	(260,779)	(238,758)
Additional paid-in capital	115,086	112,509
Accumulated other comprehensive income (loss), net of taxes	(74,172)	(103,782)
Retained earnings	560,690	517,455
Total stockholders’ equity	341,297	287,896
Total liabilities and stockholders’ equity	$2,316,561	$2,890,154

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
REVENUES
Direct premiums written	$1,921,833	$1,845,786	$1,671,252
Change in unearned premium	(46,704)	(86,085)	(74,634)
Direct premium earned	1,875,129	1,759,701	1,596,618
Ceded premium earned	(623,193)	(631,075)	(561,155)
Premiums earned, net	1,251,936	1,128,626	1,035,463
Net investment income	48,449	25,785	12,535
Net realized gains (losses) on investments	(1,229)	348	5,892
Net change in unrealized gains (losses) on investments	12,046	(13,145)	(4,032)
Commission revenue	54,058	53,168	41,649
Policy fees	18,881	20,182	22,713
Other revenue	7,441	7,694	7,631
Total revenues	1,391,582	1,222,658	1,121,851
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	992,636	938,399	779,205
General and administrative expenses	304,066	304,897	313,595
Total operating costs and expenses	1,296,702	1,243,296	1,092,800
Interest and amortization of debt issuance costs	6,531	6,609	638
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	88,349	(27,247)	28,413
Income tax expense (benefit)	21,526	(4,990)	8,006
NET INCOME (LOSS)	$66,823	$(22,257)	$20,407
Basic earnings (loss) per common share	$2.24	$(0.72)	$0.65
Weighted average common shares outstanding - Basic	29,829	30,751	31,218
Diluted earnings (loss) per common share	$2.22	$(0.72)	$0.65
Weighted average common shares outstanding - Diluted	30,147	30,751	31,307
Cash dividend declared per common share	$0.77	$0.77	$0.77

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2023	2022	2021
Net income (loss)	$66,823	$(22,257)	$20,407
Other comprehensive income (loss), net of taxes	29,610	(88,214)	(18,911)
Comprehensive income (loss)	$96,433	$(110,471)	$1,496

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 and 2021
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2020	(15,680)		46,817	10	$468	$—	$103,445	$567,512	$3,343	$(225,506)	$449,262
Vesting of performance share units	(16)	(1)	62	—	—	—	—	—	—	(241)	(241)
Vesting of restricted stock units	(53)	(1)	208	—	2	—	(2)	—	—	(815)	(815)
Retirement of treasury shares	69	(1)	(69)	—	—	—	(1,056)	—	—	1,056	—
Purchases of treasury stock	(117)		—	—	—	—	—	—	—	(1,609)	(1,609)
Share-based compensation	—		—	—	—	—	5,815	—	—	—	5,815
Net income (loss)	—		—	—	—	—	—	20,407	—	—	20,407
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	(18,911)	—	(18,911)
Declaration of dividends ($0.77 per common share and $1.00 per preferred share)	—		—	—	—	—	—	(24,206)	—	—	(24,206)
Balance, December 31, 2021	(15,797)		47,018	10	470	—	108,202	563,713	(15,568)	(227,115)	429,702
Vesting of performance share units	(9)	(1)	33	—	1	—	(1)	—	—	(104)	(104)
Grants of restricted stock awards	—	(1)	53	—	—	—	—	—	—	—	—
Vesting of restricted stock units	(27)	(1)	111	—	1	—	(1)	—	—	(314)	(314)
Retirement of treasury shares	36	(1)	(36)	—	—	—	(418)	—	—	418	—
Purchases of treasury stock	(993)		—	—	—	—	—	—	—	(11,643)	(11,643)
Share-based compensation	—		—	—	—	—	4,727	—	—	—	4,727
Net income (loss)	—		—	—	—	—	—	(22,257)	—	—	(22,257)
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	(88,214)	—	(88,214)
Declaration of dividends ($0.77 per common share and $1.00 per preferred share)	—		—	—	—	—	—	(24,001)	—	—	(24,001)
Balance, December 31, 2022	(16,790)		47,179	10	472	—	112,509	517,455	(103,782)	(238,758)	287,896
Vesting of performance share units	(6)	(1)	16	—	—	—	—	—	—	(64)	(64)
Grants of restricted stock awards	—	(1)	36	—	—	—	—	—	—	—	—
Vesting of restricted stock units	(16)	(1)	48	—	—	—	—	—	—	(160)	(160)
Stock option exercises	(82)	(1)	94	—	—	—	1,391	—	—	(115)	1,276
Retirement of treasury shares	104	(1)	(104)	—	—	—	(1,730)	—	—	339	(1,391)
Purchases of treasury stock	(1,513)		—	—	—	—	—	—	—	(22,021)	(22,021)
Share-based compensation	—		—	—	—	—	5,006	—	—	—	5,006
Other (2)	—		—	—	—	—	(2,090)	—	—	—	(2,090)
Net income (loss)	—		—	—	—	—	—	66,823	—	—	66,823
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	29,610	—	29,610
Declaration of dividends ($0.77 per common share and $1.00 per preferred share)	—		—	—	—	—	—	(23,588)	—	—	(23,588)
Balance, December 31, 2023	(18,303)		47,269	10	$472	$—	$115,086	$560,690	$(74,172)	$(260,779)	$341,297

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of stock options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.
(2)	The Other line within Paid-in Capital includes $2.1 million in connection with the cash settlement of certain restricted stock units.
The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net Income (loss)	$66,823	$(22,257)	$20,407
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	504	708	463
Depreciation and amortization	7,313	7,296	6,913
Amortization of share-based compensation	2,916	4,727	5,815
Amortization of debt issuance costs	708	703	56
Provision for (or reversal of) credit losses on available-for-sale debt securities	(354)	431	303
Book overdraft increase (decrease)	14,597	(26,759)	(32,640)
Net realized (gains) losses on sale of investments	1,229	(348)	(5,892)
Net change in unrealized (gains) losses on investments	(12,046)	13,145	4,032
Amortization of premium/accretion of discount, net	6,563	8,125	9,730
Deferred income taxes	4,409	(12,126)	(4,267)
Excess tax (benefit) shortfall from share-based compensation	(20)	222	661
Loss (gain) on disposal of assets	642	(21)	148
Net change in assets and liabilities relating to operating activities:
Prepaid reinsurance premiums	46,173	(41,434)	(25,270)
Reinsurance recoverable	589,748	(623,261)	(25,172)
Income taxes payable	5,886	—	—
Premiums receivable, net	(7,992)	(5,358)	1,495
Accrued investment income	(1,332)	(2,059)	(1,256)
Income taxes recoverable	1,548	15,197	12,968
Deferred policy acquisition costs, net	(6,331)	5,168	1,792
Other assets	(3,000)	(853)	697
Unpaid losses and loss adjustment expenses	(528,673)	692,574	23,751
Unearned premiums	46,705	86,085	74,634
Commission payable	2,448	(3,774)	(1,494)
Reinsurance payable, net	(192,654)	195,842	178,351
Other liabilities and accrued expenses	31,465	31,272	(15,979)
Advance premium	(6,304)	1,270	4,132
Net cash provided by (used in) operating activities	70,971	324,515	234,378
Cash flows from investing activities:
Proceeds from sale of property and equipment	42	97	162
Purchases of property and equipment	(4,019)	(4,899)	(7,226)
Purchases of equity securities	(33,455)	(76,629)	(55,447)
Purchases of available-for-sale debt securities	(146,424)	(200,011)	(450,383)
Purchases of other investments	(4,794)	—	—
Purchases of investment real estate, net	—	(6)	(7)
Proceeds from sales of equity securities	45,095	34,178	85,103
Proceeds from sales of available-for-sale debt securities	19,222	29,439	96,966
Proceeds from sales of investment real estate	—	—	2,591
Proceeds from sale of assets held for sale	—	—	9,296
Maturities of available-for-sale debt securities	109,082	68,970	89,541
Net cash provided by (used in) investing activities	(15,251)	(148,861)	(229,404)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	100,000
Debt issuance costs paid	—	(140)	(3,365)
Preferred stock dividend	(10)	(10)	(10)
Common stock dividend	(23,279)	(23,774)	(24,191)
Purchase of treasury stock	(22,021)	(11,643)	(1,609)
Payments related to tax withholding for share-based compensation	(339)	(418)	(1,056)
Repayment of debt	(1,471)	(1,471)	(1,471)
Net cash provided by (used in) financing activities	(47,120)	(37,456)	68,298
The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash and cash equivalents, and restricted cash and cash equivalents:
Net increase (decrease) during the period	8,600	138,198	73,272
Balance, beginning of period	391,341	253,143	179,871
Balance, end of period	$399,941	$391,341	$253,143

Supplemental cash and non-cash flow disclosures:
Interest paid	$5,823	$5,797	$127
Income taxes paid	$9,702	$4,202	$24
Income tax refund	$5	$12,485	$1,381
The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Consolidated Balance Sheets (in thousands):

	As of December 31,
	2023	2022	2021
Cash and cash equivalents	$397,306	$388,706	$250,508
Restricted cash and cash equivalents (1)	2,635	2,635	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$399,941	$391,341	$253,143
(1) See “—Note 5 (Insurance Operations),” for a discussion of the nature of the restrictions for restricted cash and cash equivalents.

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations, Basis of Presentation and Consolidation
Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution, and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC,” and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance offered in 18 states as of December 31, 2023, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s primary use of estimates is in the recognition of liabilities for unpaid losses, loss adjustment expenses, subrogation recoveries, reinsurance recoveries, and valuation of level 3 investments. Actual results could differ from those estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recently Adopted Accounting Pronouncements
None
Accounting Policies
The significant accounting policies followed by the Company are summarized as follows:
Consolidation Policy: The Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and VIEs in which the Company is determined to be the primary beneficiary. This analysis includes a review of the VIE’s capital structure, related contractual relationships and terms, nature of the VIE’s operations and purpose, nature of the VIE’s interests issued, and the Company’s involvement with the entity. When assessing the need to consolidate a VIE, the Company evaluates the design of the VIE as well as the related risks to which the entity was designed to expose the variable interest holders. The primary beneficiary is the entity that has both (i) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. While also considering these factors, the consolidation conclusion depends on the Company’s decision-making ability and its ability to influence activities that significantly affect the economic performance of the VIE.
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
Allowance for Credit Losses-Available-For-Sale Securities. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agencies, market sentiment, and trends and adverse conditions specifically related to the security, among other quantitative and qualitative factors utilized at establishing an estimate for credit losses. If the assessment indicates that a credit loss exists, the present values of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in OCI.
Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense and are reported as general and administrative expenses. Losses are charged against the allowance when management believes an available-for-sale debt security is confirmed as uncollected or when either of the criteria regarding intent or requirement to sell is met.
Accrued interest receivable on available-for-sale securities totaled $8.3 million and $7.0 million as of December 31, 2023 and December 31, 2022, respectively and is evaluated in the estimate for credit losses. Accrued interest receivable is included under Other Assets in the Consolidated Balance Sheet.
Investment, Equity Securities. The Company’s investments in equity securities are recorded at fair value in the Consolidated Balance Sheet with changes in the fair value of equity securities reported in current period earnings in the Consolidated Statements of Income within net change in unrealized gains (losses) on investments as they occur.
Investment Real Estate. Investment real estate is recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. Real estate taxes, interest, and other costs incurred during development and construction of properties are capitalized. Income and expenses from income producing real estate are reported under net investment income. Investment real estate is evaluated for impairment when events or circumstances indicate the carrying value may not be recoverable.
Other Investments. The inputs used by management in estimating the fair value of Level 3 investments may include valuations and other reporting provided by representatives of the portfolio companies, original transaction prices, recent transactions for identical or similar instruments, and comparisons to fair values of comparable investments, and may include adjustments to reflect illiquidity or non-transferability. The Company has policies with respect to its investments, which may assist the Company in assessing the quality of information provided by, or on behalf of, each portfolio investment and in determining whether such information continues to be provided by a reliable source or whether further investigation is necessary. Any such investigation, as applicable, may or may not require management to forego its normal reliance on the value supplied by, or on behalf of, such portfolio investment and to independently recommend the fair value of the Company’s interest in such portfolio investments for approval by the Board, consistent with the Company’s valuation procedures.
Assets Held for Sale. The Company considers properties, including land, to be assets held for sale when (1) management commits to a plan to sell the property; (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and the Company expects the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and the Company ceases depreciation. Assets held for sale are stated separately in the accompanying Consolidated Balance Sheets. There were no assets held for sale as of December 31, 2023 and December 31, 2022.
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

Premiums Receivable. Generally, premiums are collected prior to or during the policy period as permitted under the Insurance Entities’ payment plans. Credit risk is minimized through the effective administration of policy payment plans whereby the rules governing policy cancellation minimize circumstances in which the Company extends insurance coverage without having received the corresponding premiums. The Company performs a policy-level evaluation to determine the extent the premiums receivable balance exceeds the unearned premiums balance. Under ASC 326 and given the short-term nature of these receivables, the Company employed the aging method to estimate credit losses by pooling receivables based on the levels of delinquency and evaluating current conditions and reasonable and supportable forecasts. As of the years ended December 31, 2023 and 2022, the Company recorded estimated credit losses of $0.6 million and $0.9 million, respectively.
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
Recognition of Commission Revenue. Commission revenue generated from reinsurance brokerage commission earned on ceded premium by the Insurance Entities is recognized pro-rata over the term of the reinsurance agreements which coincides with the completion of the contract drafting, billing, claims settlement, reporting between the parties, and other service obligations under the brokerage agreements to the parties of the reinsurance agreements.
Policy Fees. Policy fees, which represents fees paid by policyholders to the MGA’s on all new and renewal insurance policies, are generally recognized as income upon policy inception, which coincides with the completion of our service obligation when the policy is issued.
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
Insurance Liabilities. Unpaid losses and loss adjustment expenses (“LAE”) are provided for as claims are incurred. The provision for unpaid losses and LAE includes: (1) the accumulation of individual case estimates for claims and claim adjustment expenses reported prior to the close of the accounting period; (2) estimates for unreported claims based on industry data and actuarial analysis; and (3) estimates of expenses for investigating and adjusting claims based on the experience of the Company and the industry. The Company estimates and accrues its right to subrogate reported or estimated claims against other parties. Subrogated claims are recorded at amounts estimated to be received from the subrogated parties, net of related costs and netted against unpaid losses and LAE.
Inherent in the estimates of ultimate claims and subrogation are expected trends in claim severity, frequency, and other factors that may vary as claims are settled. The amount of uncertainty in the estimates is significantly affected by such factors as the amount of claims experience relative to the development period, knowledge of the actual facts and circumstances, and the amount of insurance risk retained. In addition, the Company’s policyholders are subject to adverse weather conditions, such as hurricanes, tornadoes, ice storms, and tropical storms. The actuarial methods for making estimates for unpaid losses, LAE and subrogation recoveries and for establishing the resulting net liability are periodically reviewed, and any adjustments are reflected in current earnings.
Provision for Premium Deficiency. It is the Company’s policy to evaluate and recognize losses on insurance contracts when estimated future claims, unamortized policy acquisition costs and expected policy maintenance costs under a group of existing contracts will exceed anticipated future premiums. No accruals for premium deficiency were considered necessary as of December 31, 2023 and 2022.
Reinsurance. Ceded written premium is recorded upon the effective date of the reinsurance contracts and earned over the contract period. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreements and consistent with the establishment of the gross insurance liability to the Company. Reinsurance premiums, losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Under ASC 326 and given the short-term nature of these receivables, the Company considered the effects of credit enhancements (i.e. funds withheld liability, letters of credit, and trust arrangements) and other qualitative factors that allowed it to conclude there was no material risk exposure. There is no estimated credit loss allowance as of December 31, 2023 and December 31, 2022.

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
Income (Loss) Per Share of Common Stock. Basic earnings per share excludes dilution and is computed by dividing the Company’s net income (loss) available to common stockholders, by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the Company’s net income (loss) available to common stockholders, by the weighted average number of shares of Common Stock outstanding during the period plus the impact of all potentially dilutive common shares, primarily preferred stock, unvested shares, and options. The dilutive impact of stock options and unvested shares is determined by applying the treasury stock method and the dilutive impact of the preferred stock is determined by applying the “if converted” method.
Fair Value Measurements. The Company’s policy is to record transfers of assets and liabilities, if any, between Level 1, Level 2, and Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. There were no transfers during the years ended December 31, 2023 or 2022.
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
Statutory Accounting. UPCIC and APPCIC are highly regulated and prepare and file financial statements in conformity with the statutory accounting practices prescribed or permitted by the Florida Office of Insurance Regulation (the “FLOIR”) and the National Association of Insurance Commissioners (“NAIC”), which differ from GAAP. The FLOIR requires insurance companies domiciled in Florida to prepare their statutory financial statements in accordance with the NAIC Accounting Practices and Procedures Manual (the “Manual”), as modified by the FLOIR. Accordingly, the admitted assets, liabilities and capital and surplus of UPCIC and APPCIC as of December 31, 2023 and 2022 and the results of operations and cash flows, for the years ended December 31, 2023, 2022 and 2021, for their regulatory filings have been prepared in accordance with statutory accounting principles as promulgated by the FLOIR and the NAIC. The statutory accounting principles are more restrictive than GAAP and are designed primarily to demonstrate the ability to meet obligations to policyholders and claimants.

NOTE 3 – INVESTMENTS

Available-for-Sale Securities
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	December 31, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$23,886	$—	$49	$(677)	$23,258
Corporate bonds	779,177	(469)	1,097	(64,091)	715,714
Mortgage-backed and asset-backed securities	334,460	—	969	(32,283)	303,146
Municipal bonds	15,916	(4)	—	(1,873)	14,039
Redeemable preferred stock	9,480	(93)	—	(1,214)	8,173
Total	$1,162,919	$(566)	$2,115	$(100,138)	$1,064,330

	December 31, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$12,602	$—	$—	$(938)	$11,664
Corporate bonds	788,737	(729)	130	(93,077)	695,061
Mortgage-backed and asset-backed securities	327,166	—	148	(39,707)	287,607
Municipal bonds	14,924	(2)	—	(2,551)	12,371
Redeemable preferred stock	9,423	(189)	—	(1,311)	7,923
Total	$1,152,852	$(920)	$278	$(137,584)	$1,014,626
The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	December 31, 2023		December 31, 2022
		% of Total		% of Total
Average Credit Ratings	Fair Value	Fair Value	Fair Value	Fair Value
AAA	$333,516	31.3%	$297,475	29.3%
AA	128,249	12.0%	154,975	15.3%
A	356,090	33.5%	327,427	32.3%
BBB	245,823	23.1%	232,316	22.9%
No Rating Available	652	0.1%	2,433	0.2%
Total	$1,064,330	100.0%	$1,014,626	100.0%
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
The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:
Agency	$165,507	$145,686	$157,672	$133,928
Non-agency	63,729	55,102	60,328	50,478
Asset-backed securities:
Auto loan receivables	53,686	52,869	62,128	59,370
Credit card receivables	3,414	3,428	657	612
Other receivables	48,124	46,061	46,381	43,219
Total	$334,460	$303,146	$327,166	$287,607

The following tables summarize available-for-sale debt securities, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	December 31, 2023
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	3	$9,045	$(108)	5	$6,811	$(569)
Corporate bonds	12	1,387	(9)	287	365,893	(37,088)
Mortgage-backed and asset-backed securities	18	18,150	(316)	173	216,220	(31,967)
Municipal bonds	1	293	(1)	3	7,010	(1,069)
Redeemable preferred stock	1	529	(30)	3	1,052	(158)
Total	35	$29,404	$(464)	471	$596,986	$(70,851)

	December 31, 2022
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	2	$2,721	$(110)	5	$8,943	$(828)
Corporate bonds	40	26,563	(2,910)	247	325,992	(46,451)
Mortgage-backed and asset-backed securities	64	52,751	(2,974)	146	219,189	(36,733)
Municipal bonds	—	—	—	3	6,621	(1,458)
Redeemable preferred stock	1	95	(51)	—	—	—
Total	107	$82,130	$(6,045)	401	$560,745	$(85,470)
Unrealized losses on available-for-sale debt securities in the above table as of December 31, 2023 and 2022 have not been recognized into income as credit losses because the issuers are of high credit quality (investment grade securities), management does not intend to sell and it is likely management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.
The following table presents a reconciliation of the beginning and ending balances for expected credit losses on available-for-sale debt securities (in thousands):

	Corporate Bonds	Municipal Bonds	Redeemable Preferred Stock	Total
Balance, December 31, 2021	$371	$1	$117	$489
Provision for (or reversal of) credit loss expense	358	1	72	431
Balance, December 31, 2022	729	2	189	920
Provision for (or reversal of) credit loss expense	(260)	2	(96)	(354)
Balance, December 31, 2023	$469	$4	$93	$566
See “—Note 2 (Summary of Significant Accounting Policies — Allowance for Credit Losses-Available-For-Sale Securities)” for more information about the methodology and significant inputs used to measure the amount related to expected credit losses on available-for-sale debt securities.

The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	December 31, 2023
	Amortized Cost	Fair Value
Due in one year or less	$92,428	$91,247
Due after one year through five years	616,178	578,304
Due after five years through ten years	426,700	371,982
Due after ten years	24,111	19,784
Perpetual maturity securities	3,502	3,013
Total	$1,162,919	$1,064,330
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
The following table provides certain information related to available-for-sale debt securities, equity securities and investment real estate during the periods presented (in thousands):

	Years Ended December 31,
	2023	2022	2021
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$128,304	$98,409	$186,507
Equity securities	$45,095	$34,178	$85,103
Gross realized gains on sale of securities:
Available-for-sale debt securities	$36	$242	$2,649
Equity securities	$1,744	$2,240	$3,005
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(1,527)	$(2,060)	$(2,434)
Equity securities	$(1,482)	$(74)	$(208)
Realized gains on sales of investment real estate (1)	$—	$—	$401

(1)
During the year ended December 31, 2021 the Company completed the sale of a non-income producing investment real estate property. The Company received net cash proceeds of approximately $2.6 million and recognized a pre-tax gain of approximately $0.4 million that is included in net realized gains (losses) on investments in the Consolidated Statements of Income for the year ended December 31, 2021 This investment real estate property was not previously reported under assets held for sale since it was actively marketed and sold within the first quarter of 2021.

The following table presents the components of net investment income, comprised primarily of interest and dividends for the periods presented (in thousands):

	Years Ended December 31,
	2023	2022	2021
Available-for-sale debt securities	$24,793	$18,699	$11,926
Equity securities	4,019	3,288	2,651
Cash and cash equivalents (1)	21,448	5,945	51
Other (2)	523	492	928
Total investment income	50,783	28,424	15,556
Less: Investment expenses (3)	(2,334)	(2,639)	(3,021)
Net investment income	$48,449	$25,785	$12,535

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Equity Securities
The following table provides the unrealized gains (losses) recognized for the periods presented on equity securities still held at the end of the reported period (in thousands):

	Years Ended December 31,
	2023	2022	2021
Unrealized gains (losses) recognized during the reported period on equity securities still held at the end of the reported period	$3,723	$(13,197)	$(3,459)

Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	As of December 31,
	2023	2022
Income Producing:
Investment real estate	$7,097	$7,097
Less: Accumulated depreciation	(1,572)	(1,386)
Investment real estate, net	$5,525	$5,711
The following table provides the depreciation expense related to investment real estate for the periods presented (in thousands):

	Years Ended December 31,
	2023	2022	2021
Depreciation expense on investment real estate	$186	$186	$186

Other Investments
The Company has an ownership interest in a limited partnership that is not registered or readily tradable on a securities exchange. This partnership is private equity fund managed by general partners who make decisions with regard to financial policies and operations. As such, the Company is not the primary beneficiary and does not consolidate these partnerships.
Other investments consisted of the following as of the dates presented (in thousands):

	As of December 31,
	2023	2022
Investment in private equity limited partnership	$10,434	$—
The following table provides the unrealized gains (losses) recognized for the periods presented on investment in private equity limited partnership still held at the end of the reported period (in thousands):

	As of December 31,
	2023	2022
Unrealized gains (losses) recognized during the reported period on investment in private equity limited partnership still held at the end of the reported period	$5,640	$—
For the year ended December 31, 2023, the Company recognized net change in unrealized gain of $5.6 million on this investment which is recognized in net change in unrealized gains (losses) on investments in the Consolidated Statement of Income. At December 31, 2023 and 2022 the Company’s net cumulative contributed capital to the partnership totaled $4.8 million and $0, respectively.

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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of December 31, 2023
		Standard
	AM Best	and Poor’s Rating	Moody’s Investors	Due from as of December 31,
Reinsurer	Company	Services, Inc.	Service, Inc.	2023	2022
Florida Hurricane Catastrophe Fund “FHCF” (1)	n/a	n/a	n/a	91,275	134,411
Various Lloyd’s of London Syndicates (2)	A	A+	n/a	22,832	101,482
Allianz Risk Transfer (Bermuda) Ltd.	n/a	n/a	n/a	—	285,323
Chubb Tempest Reinsurance Ltd.	n/a	n/a	n/a	—	51,319
Markel Bermuda Ltd.	n/a	n/a	n/a	—	50,981
DaVinci Reinsurance Ltd.	n/a	n/a	n/a	—	48,115
Renaissance Reinsurance Ltd.	n/a	n/a	n/a	—	38,768
D E Shaw Re (Bermuda) Ltd.	n/a	n/a	n/a	—	16,680
Munich Reinsurance America Inc.	n/a	n/a	n/a	—	14,616
Everest Reinsurance Co	n/a	n/a	n/a	—	11,536
Upsilon RFO Re Ltd.	n/a	n/a	n/a	—	11,201
Lumen Re Ltd.	n/a	n/a	n/a	—	8,913
Total (3)				$114,107	$773,345
(1)No rating is available, because the fund is not rated.
(2)No rating available for Moody’s Investors Service, Inc.
(3)Amounts represent prepaid reinsurance premiums and net recoverables for paid and unpaid losses, including incurred but not reported reserves, and loss adjustment expenses.
The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statements of Income for the periods presented (in thousands):

	For the Year Ended December 31, 2023
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,921,833	$1,875,129	$1,046,854
Ceded	(577,020)	(623,193)	(54,218)
Net	$1,344,813	$1,251,936	$992,636

	For the Year Ended December 31, 2022
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,845,786	$1,759,701	$1,972,541
Ceded	(672,508)	(631,075)	(1,034,142)
Net	$1,173,278	$1,128,626	$938,399

	For the Year Ended December 31, 2021
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,671,252	$1,596,618	$1,189,444
Ceded	(586,425)	(561,155)	(410,239)
Net	$1,084,827	$1,035,463	$779,205
The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Consolidated Balance Sheets as of the dates presented (in thousands):

	As of December 31,
	2023	2022
Prepaid reinsurance premiums	$236,254	$282,427
Reinsurance recoverable on paid losses and LAE	$35,667	$10,170
Reinsurance recoverable on unpaid losses and LAE	183,435	798,680
Reinsurance recoverable	$219,102	$808,850

NOTE 5 – INSURANCE OPERATIONS
Deferred Policy Acquisition Costs
The Company defers certain costs in connection with written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies

The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Years Ended December 31,
	2023	2022	2021
DPAC, beginning of year	$103,654	$108,822	$110,614
Capitalized Costs	217,286	212,067	222,329
Amortization of DPAC	(210,955)	(217,235)	(224,121)
DPAC, end of year	$109,985	$103,654	$108,822
Regulatory Requirements and Restrictions
The Insurance Entities are subject to regulations and standards of the FLOIR. The Insurance Entities are also subject to regulations and standards of regulatory authorities in other states where they are licensed, although as Florida-domiciled insurers, their principal regulatory authority is the FLOIR. These standards and regulations include a requirement that the Insurance Entities maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the Insurance Entities to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned funds of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by the Insurance Entities to their immediate parent company, Protection Solutions, Inc. (“PSI,” formerly known as Universal Insurance Holding Company of Florida), without prior regulatory approval is limited by the provisions of the Florida Insurance Code. These dividends are referred to as “ordinary dividends.” However, if the dividend, together with other dividends paid within the preceding 12 months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.
In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of December 31, 2023, UPCIC and APPCIC currently are not able to pay any ordinary dividends during 2024. For the years ended December 31, 2023 and 2022, no dividends were paid from the Insurance Entities to PSI.
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

	As of December 31,
	2023*	2022
Statutory capital and surplus
UPCIC	$350,933	$400,866
APPCIC	$25,526	$22,786
Ten percent of total liabilities
UPCIC	$151,367	$151,190
APPCIC	$2,398	$2,023

* Unaudited
As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement. The Insurance Entities also met the capitalization requirements of the other states in which they are licensed as of December 31, 2023. Annually, the Insurance Entities each are also required to adhere to prescribed premium-to-capital surplus ratios and each have met those requirements.
The following table summarizes combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Years Ended December 31,
	2023*	2022	2021
Combined net income (loss)	$(97,144)	$(141,777)	$(102,515)

* Unaudited

The Insurance Entities each are required annually to comply with the NAIC risk-based capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of a weak or deteriorating condition. As of December 31, 2023, based on calculations using the appropriate NAIC RBC formula, the Insurance Entities each reported total adjusted capital in excess of the requirements.
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	As of December 31,
	2023	2022
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,329	$3,246

NOTE 6 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of the dates presented (in thousands):

	As of December 31,
	2023	2022
Land	$5,344	$5,344
Building	41,534	40,344
Computers	8,811	11,887
Furniture	3,688	3,956
Automobiles and other vehicles	12,370	11,786
Software	6,218	6,894
Total	77,965	80,211
Less: Accumulated depreciation and amortization	(31,203)	(29,143)
Net of accumulated depreciation and amortization	46,762	51,068
Construction in progress	866	336
Property and equipment, net	$47,628	$51,404
Depreciation and amortization expense was $7.1 million, $7.1 million and $6.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 7 – LONG-TERM DEBT
Long-term debt consists of the following as of the dates presented (in thousands):

	As of December 31,
	2023	2022
Surplus note	$4,044	$5,515
5.625% Senior unsecured notes	100,000	100,000
Total principal amount	104,044	105,515
Less: unamortized debt issuance costs	(2,038)	(2,746)
Total long-term debt, net	$102,006	$102,769
Surplus Note
On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. The carrying amount of the surplus note is included in the statutory capital and surplus of UPCIC.

The effective interest rate paid on the surplus note was 4.30%, 2.83% and 1.50% for the years ended December 31, 2023, 2022 and 2021, respectively. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of the FLOIR. Quarterly principal payments of $368 thousand are due through 2026. Aggregate principal payments of approximately $1.5 million were made during each of the years ended December 31, 2023, 2022 and 2021.
UPCIC is in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to submit quarterly filings to the FLOIR; (iii) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (iv) misuses proceeds of the surplus note; (v) makes any misrepresentations in the application for the program; (vi) pays any dividend when principal or interest payments are past due under the surplus note; or (vii) fails to maintain a level of surplus and reinsurance sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the FLOIR annually. To avoid a penalty rate, UPCIC must maintain either a ratio of net written premium to surplus of at least 2:1 or a ratio of gross written premiums to surplus of at least 6:1 according to a calculation method set forth in the surplus note. As of December 31, 2023, UPCIC’s net written premium to surplus ratio was in excess of the required minimums and, therefore, UPCIC is not subject to the penalty rate. The surplus note ranks subordinate in right of payment to the Senior Unsecured Notes and Unsecured Revolving Loan described below.
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
On November 23, 2021, the Company entered into an indenture, relating to the issuance of the Notes (the “Indenture”), with UMB Bank National Association, as trustee. The Notes are not subject to any sinking fund and are not convertible into or exchangeable, other than pursuant to the Exchange Offer, for any other securities or assets of the Company or any of its subsidiaries. The Notes are not subject to redemption at the option of the holder. The indenture governing the Notes contains financial covenants, terms, events of default and related cure provisions that are customary in agreements used in connection with similar transactions. As of December 31, 2023, the Company was in compliance with all applicable covenants, including financial covenants.
The Notes are unsecured senior obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank equally in right of payment to the Unsecured Revolving Loan described below.
Unsecured Revolving Loan
On June 30, 2023, the Company entered into a committed and unsecured $40.0 million revolving credit line with JP Morgan Chase Bank, N.A. This agreement succeeded the previous $37.5 million revolving credit line with J.P. Morgan Chase, N.A., entered into on October 31, 2022. As of December 31, 2023, the Company has not borrowed any amount under this revolving loan. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings mature on June 29, 2024, 364 days after the inception date and carry an interest rate of prime rate plus a margin of 2%. The credit line is subject to annual renewals. The credit line contains customary financial and other covenants, with which the Company is in compliance.

Maturities
The following table provides an estimate of aggregate principal payments to be made for the amounts due on long-term debt as of December 31, 2023 (in thousands):

2024	$1,471
2025	1,471
2026	101,102
2027	—
2028	—
Thereafter	—
Total long-term debt maturities	104,044
Less: unamortized debt issuance costs	(2,038)
Total long-term debt maturities, net	$102,006
Interest Expense
The following table provides interest expense related to long-term debt during the periods presented (in thousands):

	Years Ended December 31,
	2023	2022	2021
Interest Expense:
Surplus notes	$198	$172	$113
5.625% Senior unsecured notes	5,625	5,734	469
Non-cash expense (1)	708	703	56
Total	$6,531	$6,609	$638
(1) Represents amortization of debt issuance costs.

NOTE 8 – STOCKHOLDERS’ EQUITY
Cumulative Convertible Preferred Stock
As of December 31, 2023 and 2022, the Company had shares outstanding of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible by the Company into shares of common stock.
The following table provides certain information for the convertible Series A preferred stock as of the dates presented (in thousands, except conversion factor):

	As of December 31,
	2023	2022
Shares issued and outstanding	10	10
Conversion factor	2.50	2.50
Common shares resulting if converted	25	25
The Series A Preferred Stock pays a cumulative dividend of $0.25 per share per quarter. The Company declared and paid aggregate dividends to the holder of record of the Company’s Series A Preferred Stock of $10 thousand for each of the years ended December 31, 2023 and 2022.

Common Stock
Shares Repurchased
From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares			Average
		Dollar	Repurchased During the Year		Aggregate	Price per	Plan
	Expiration	Amount	Ended December 31,		Purchase	Share	Completed or
Date Authorized	Date (1)	Authorized	2023	2022	Price	Repurchased	Expired
June 12, 2023	June 10, 2025	$20,000	1,112,953	—	$15,867	$14.26
December 15, 2022	December 15, 2024	$7,997	400,691	186,435	$7,997	$13.62	August 2023
November 3, 2020	November 3, 2022	$20,000	—	806,324	$9,800	$12.15	November 2022
(1)In November 2020, our Board of Directors authorized a share repurchase of up to $20 million of shares of common stock, which expired in November 2022. At the end of this prior authorization, the Company had repurchased slightly more than $12 million of shares of common stock. On December 15, 2022, our Board of Directors authorized a successor share repurchase program under which the Company was authorized to repurchase up to $8.0 million of shares of common stock through December 15, 2024, which represents the unused portion of the predecessor authorization. On June 12, 2023, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through June 10, 2025 (“The June 2025 Share Repurchase Program”) pursuant to which we repurchased 1,112,953 shares of our common stock at an aggregate cost of approximately $15.9 million.
Dividends Declared
The Company declared dividends on its outstanding shares of common stock to its shareholders of record as follows for the periods presented (in thousands, except per share amounts):

	For the Years Ended December 31,
	2023		2022		2021
	Per Share Amount	Aggregate Amount (1)	Per Share Amount	Aggregate Amount (1)	Per Share Amount	Aggregate Amount (1)
First Quarter	$0.16	$4,967	$0.16	$5,004	$0.16	$5,027
Second Quarter	$0.16	$5,004	$0.16	$4,990	$0.16	$5,039
Third Quarter	$0.16	$4,935	$0.16	$4,994	$0.16	$5,034
Fourth Quarter	$0.29	$8,672	$0.29	$9,003	$0.29	$9,096
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

Restrictions limiting the payment of dividends by UVE
UVE pays dividends to shareholders, which are funded by earnings on investments and distributions from the earnings of its consolidated subsidiaries. Generally, other than as disclosed above and in “—Note 7 (Long-term debt),” there are no restrictions for UVE limiting the payment of dividends. However, UVE’s ability to pay dividends to shareholders may be affected by restrictions on the ability of the Insurance Entities to pay dividends to UVE through PSI. See “—Note 5 (Insurance Operations),” for a discussion of these restrictions. There are no such restrictions for UVE’s non-insurance consolidated subsidiaries. UVE received distributions from the earnings of its non-insurance consolidated subsidiaries of $164.1 million, $231.9 million, and $149.9 million during the years ended December 31, 2023, 2022 and 2021, respectively.
UVE made capital contributions of $72.0 million, $84.0 million, and $92.0 million to UPCIC during the years ended December 31, 2023, 2022, and 2021, respectively. UVE made no capital contributions to APPCIC during the year ended December 31, 2023, $3 million during the year ended December 31, 2022, and made no contributions during the year ended December 31, 2021.
During 2023, UVE did not enter into subordinated surplus debentures with UPCIC or APPCIC. During 2022, $110.0 million in subordinated surplus debentures were made to UPCIC by UVE. See “—Schedule II - Condensed Financial Information of Registrant—Note 2 (Intercompany Note Receivable).”
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

At the inception of the Company’s 2021 Plan, 1,835,000 shares were initially reserved for issuance. At December 31, 2023, no shares remained reserved for issuance for new awards under the incentive plan.
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

The following table provides certain information related to Stock Options, RSAs, PSUs and RSUs for the year ended December 31, 2023 (in thousands, except per share data):

	For the Year Ended December 31, 2023
	Stock Options				Restricted Stock Awards		Performance Share Units		Restricted Stock Units
	Number of Options (2)	Weighted Average Exercise Price per Share (1)	Aggregate Intrinsic Value	Weighted Average Remaining Term	Number of Shares (2)	Weighted Average Grant Date Fair Value per Share (1)	Number of Share Units (2)	Weighted Average Grant Date Fair Value per Share Units (1)	Number of Share Units (2)	Weighted Average Grant Date Fair Value per Share Units (1)
2009 Omnibus Plan
Outstanding as of December 31, 2022	2,764	$23.44			—	$—	16	$14.75	52	$16.90
Granted	—	—			—	—	—	—	—	—
Forfeited	—	—			—	—	—	—	—	—
Exercised	(94)	14.77			n/a	n/a	n/a	n/a	n/a	n/a
Vested	—	—			—	—	(16)	14.75	(48)	16.96
Expired	(7)	29.17			n/a	n/a	n/a	n/a	n/a	n/a
Outstanding as of December 31, 2023	2,663	$23.73	$462	4.86	—	$—	—	$—	4	$16.04
Exercisable as of December 31, 2023	2,538	$24.18	$308	4.75
2021 Omnibus Plan
Outstanding as of December 31, 2022	500	$12.50			53	$12.32	103	$12.19	408	$12.24
Granted	—	—			36	16.23	75	18.26	343	16.68
Forfeited	—	—			—	—	—	—	(4)	13.77
Exercised	—	—			n/a	n/a	n/a	n/a	n/a	n/a
Vested	n/a	n/a			(53)	$12.32	—	—	(162)	12.88
Expired	—	—			n/a	n/a	n/a	n/a	n/a	n/a
Outstanding as of December 31, 2023	500	$12.50	$1,743	8.22	36	$16.23	178	$14.76	585	$14.65
Exercisable as of December 31, 2023	167	$12.50	$581	8.22
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
(2)All shares outstanding as of December 31, 2023, are expected to vest.

n/a	Not applicable

The following table provides certain information in connection with the Company’s share-based compensation arrangements for the periods presented (in thousands):

	Years Ended December 31,
	2023	2022	2021
Compensation expense:
Stock options	$996	$1,882	$2,390
Restricted stock	588	372	—
Performance share units	868	466	671
Restricted stock units	2,554	2,007	2,754
Total	$5,006	$4,727	$5,815
Deferred tax benefits:
Stock options	$41	$126	$226
Restricted stock	—	—	—
Performance share units	—	—	—
Restricted stock units	481	387	606
Total	$522	$513	$832
Realized tax benefits:
Stock options	$82	$—	$—
Restricted stock	207	—	—
Performance share units	—	—	64
Restricted stock units	501	286	590
Total	$790	$286	$654
Excess tax benefits (shortfall):
Stock options	$7	$(88)	$(600)
Restricted stock	47	—	—
Performance share units	—	—	(76)
Restricted stock units	(34)	(134)	15
Total	$20	$(222)	$(661)
Weighted average fair value per option or share:
Stock option grants	$—	$1.64	$2.66
Restricted stock grants	$16.23	$12.32	$—
Performance share unit grants	$18.26	$12.19	$14.68
Restricted stock unit grants	$16.68	$9.96	$16.79
Intrinsic value of options exercised	$315	$—	$—
Fair value of restricted stock vested	$843	$—	$—
Fair value of performance share units vested	$164	$386	$925
Fair value of restricted stock units vested	$3,108	$1,310	$3,212
Cash received for strike price and tax withholdings	$41	$61	$84
Shares acquired through cashless exercise (1)	104	36	69
Value of shares acquired through cashless exercise (1)	$339	$418	$1,056
(1)All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of Stock Options exercised, Restricted Stock vested, PSUs vested or RSUs vested. These shares have been canceled by the Company.

The following table provides the amount of unrecognized compensation expense as of the most recent balance sheet date and the weighted average period over which those expenses will be recorded for Stock Options, Restricted Stock, PSUs, and RSUs (dollars in thousands):

	As of December 31, 2023
	Stock Options	Restricted Stock	Performance Share Units	Restricted Stock Units
Unrecognized expense	$391	$274	$1,488	$8,077
Weighted average remaining years	1.08	0.5	1.67	2.35
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
The following table provides the assumptions utilized in the Black-Scholes model for Stock Options granted during the periods presented:

	Years Ended December 31,
	2023	2022	2021
Weighted-average risk-free interest rate	—%	2.21%	0.86%
Expected term of option in years	0.00	5.74	6.00
Weighted-average volatility	—%	29.8%	34.8%
Dividend yield	—%	6.9%	5.2%
Weighted-average grant date fair value per share	$—	$1.64	$2.66

Restricted Stock, Performance Share Units and Restricted Stock Units
Restricted Stock, Performance Share Units and Restricted Stock Units are awarded to certain employees in consideration for services rendered pursuant to terms of employment agreements or to provide employees a continued incentive to share in the success of the Company. Restricted Stock generally vests over a one- to three-year service period commencing on the grant date. Each performance share unit has a value equal to one share of common stock and generally vests over a three-year service period commencing on the grant date. Each restricted stock unit has a value equal to one share of common stock and generally vests over a one- to three-year service period commencing on the grant date. See “—Note 2 (Summary of Significant Accounting Policies — Share-based Compensation)” for additional information.
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
The plan titled the “Universal Property & Casualty 401(k) Profit Sharing Plan” (the “401(k) Plan”) is a defined contribution plan that allows employees to defer compensation through contributions to the 401(k) Plan. The contributions are invested on the employees’ behalf, and the benefits paid to employees are based on contributions and any earnings or losses. The 401(k) Plan includes a Company contribution of 100 percent of each eligible participant’s contribution up to a maximum of five percent of the participant’s compensation during the 401(k) Plan year. The Company may make additional profit-sharing contributions. However, no additional profit-sharing contribution was made during the years ended December 31, 2023, 2022, and 2021.
Aggregate contributions paid by the Company were approximately $3.7 million, $3.4 million, and $2.9 million to the 401(k) Plan for the years ended December 31, 2023, 2022, and 2021, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS
There were no related party transactions for the years ended December 31, 2023, 2022, and 2021.

NOTE 12 – INCOME TAXES
Significant components of the income tax provision are as follows for the periods presented (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Current:
Federal	$13,923	$5,674	$10,597
State and local	3,194	1,462	1,676
Total current expense	17,117	7,136	12,273
Deferred:
Federal	4,840	(10,752)	(4,064)
State and local	(431)	(1,374)	(203)
Total deferred expense (benefit)	4,409	(12,126)	(4,267)
Income tax expense (benefit)	$21,526	$(4,990)	$8,006
The following table reconciles the statutory federal income tax rate to the Company’s effective income tax rate for the periods presented:

	For the Years Ended December 31,
	2023	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%
Increases (decreases) resulting from:
State income tax, net of federal tax benefit	2.2%	(1.4)%	1.7%
Effect of change in tax rate	—%	2.0%	0.1%
Disallowed meals & expenses	0.2%	(0.4)%	0.1%
Disallowed compensation	1.5%	(3.7)%	2.1%
Excess tax (benefit) shortfall	—%	(0.8)%	2.3%
Other, net	(0.5)%	1.6%	0.9%
Effective income tax rate	24.4%	18.3%	28.2%
The Company recognized an excess income tax benefit of $0.02 million during the year ended December 31, 2023 and an excess income tax shortfall of $0.2 million during the year ended December 31, 2022 from stock-based compensation awards that vested and/or were exercised.
The Company adopted the standard for Corporate Alternative Minimum Tax (“CAMT”), reflected in the Inflation Reduction Act, enacted on August 16, 2022, for the reporting period beginning January 1, 2023. The Company was not subject to the provisions of the CAMT section for the period ending December 31, 2023.

The Company accounts for income taxes using a balance sheet approach. As of December 31, 2023 and 2022, the significant components of the Company’s deferred income taxes consisted of the following (in thousands):

	As of December 31,
	2023	2022
Deferred income tax assets:
Unearned premiums	$37,149	$32,410
Advanced premiums	2,312	2,683
Unpaid losses and LAE	4,244	2,574
Share-based compensation	3,640	3,744
Accrued wages	182	237
Allowance for uncollectible receivables	175	220
Net operating loss carryforwards	1,258	7,591
Unrealized gain/loss	1,211	4,175
Other comprehensive income	24,138	33,795
Other	499	410
Total deferred income tax assets	74,808	87,839
Deferred income tax liabilities:
Deferred policy acquisition costs, net	(27,084)	(25,512)
Fixed assets	(4,014)	(4,484)
Unpaid loss and LAE transition adjustment	(179)	(269)
Other	(356)	(316)
Total deferred income tax liabilities	(31,633)	(30,581)
Net deferred income tax asset	$43,175	$57,258
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
Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The Company reviews its deferred tax assets regularly for recoverability. Management has reviewed all available evidence, both positive and negative, in determining the need for a valuation allowance with respect to the gross deferred tax assets. In determining the manner in which available evidence should be weighted, management has determined that the need for a valuation allowance was not warranted as of the periods ending December 31, 2023 and 2022.
The Company has adopted Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 provides a threshold for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return. The Company’s policy is to classify interest and penalties related to unrecognized tax positions, if any, in its provision for income taxes. As of December 31, 2023, 2022, and 2021, the Company determined that no uncertain tax liabilities are required.
The Company filed a consolidated federal income tax return for the tax years ended December 31, 2022, 2021 and 2020 and intends to file the same for the tax year ended December 31, 2023. The tax allocation agreement between the Company and the Insurance Entities provides that they will incur income taxes based on a computation of taxes as if they were stand-alone taxpayers. The computations are made utilizing the financial statements of the Insurance Entities prepared on a statutory basis of accounting and prior to consolidating entries which include the conversion of certain balances and transactions of the statutory financial statements to a GAAP basis.
The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. As of December 31, 2023, the Company’s 2020 through 2022 tax years are still subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdictions.

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
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings (loss) per share computations for the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2023	2022	2021
Numerator for EPS:
Net income (loss)	$66,823	$(22,257)	$20,407
Less: Preferred stock dividends	(10)	(10)	(10)
Income (loss) available to common stockholders	$66,813	$(22,267)	$20,397
Denominator for EPS:
Weighted average common shares outstanding	29,829	30,751	31,218
Plus: Assumed conversion of share-based compensation (1)	293	—	64
Assumed conversion of preferred stock	25	—	25
Weighted average diluted common shares outstanding	30,147	30,751	31,307
Basic earnings (loss) per common share	$2.24	$(0.72)	$0.65
Diluted earnings (loss) per common share	$2.22	$(0.72)	$0.65
Weighted average number of antidilutive shares	1,680	2,706	2,113
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

NOTE 14 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Years Ended December 31,
	2023			2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale debt securities:
Unrealized holding gains (losses) arising during the period	$37,793	$9,306	$28,487	$(118,832)	$(29,247)	$(89,585)	$(24,477)	$(5,731)	$(18,746)
Less: Reclassification adjustments (gains) losses realized in net income	1,490	367	1,123	1,818	447	1,371	(215)	(50)	(165)
Change in accumulated other comprehensive income (loss)	$39,283	$9,673	$29,610	$(117,014)	$(28,800)	$(88,214)	$(24,692)	$(5,781)	$(18,911)
The following table provides the reclassification adjustments for gains and losses out of AOCI for the periods presented (in thousands):

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other	Years Ended December 31,			Affected Line Item in the Statement
Comprehensive Income Components	2023	2022	2021	Where Net Income is Presented
Unrealized gains (losses) on available-for-sale debt securities
	$(1,491)	$(1,818)	$215	Net realized gains (losses) on investments
	367	447	(50)	Income taxes, current
Total reclassification for the period	$(1,124)	$(1,371)	$165	Net of tax

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The Company’s reinsurance commitments generally run from June 1st of the current year to May 31st of the following year. Certain of the Company’s reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1st to May 31st contract period are recorded as “Reinsurance Payable, net” in the Consolidated Balance Sheet. Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $72.7 million in 2024; and (2) $52.6 million in 2025.
Litigation
Lawsuits and other legal proceedings are filed against the Company from time to time. These legal matters include regulatory and contract considerations for which the Company obtains internal or third-party legal or other assistance, such as actuarial services, to provide guidance, and when applicable, to represent and protect the Company’s interest.
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

Legal proceedings are subject to many uncertain factors that generally cannot be predicted with certainty, and the Company may be exposed to losses in excess of any amounts accrued. The Company currently estimates that the reasonably possible losses for legal proceedings, whether in excess of a related accrued liability, including reserves, or where there is no accrued liability, and for which the Company is able to estimate a possible loss, are immaterial. This represents management’s estimate of possible loss with respect to these matters and is based on currently available information. These estimates of possible loss do not represent our maximum loss exposure, and actual results may vary significantly from current estimates.

NOTE 16 – FAIR VALUE MEASUREMENTS
GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. GAAP describes three approaches to measuring the fair value of assets and liabilities: the market approach, the income approach, and the cost approach. Each approach includes multiple valuation techniques. GAAP does not prescribe which valuation technique should be used when measuring fair value, but does establish a fair value hierarchy that prioritizes the inputs used in applying the various techniques. Inputs broadly refer to the assumptions that market participants use to make pricing decisions, including assumptions about risk. Level 1 inputs are given the highest priority in the hierarchy while Level 3 inputs are given the lowest priority. Assets and liabilities carried at fair value are classified in one of the following three categories based on the nature of the inputs to the valuation technique used:
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
Corporate bonds: Comprise investment-grade debt securities. The primary inputs to the valuation include quoted prices for identical assets in inactive markets or similar assets in active or inactive markets, contractual cash flows, benchmark yields, and credit spreads.
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
Level 3
Other investments in private equity funds: Comprise of passive interest in non-marketable private equity fund securities. The primary inputs to the valuation include the cost basis of consideration tendered for the investments, the Trailing-Twelve Month (TTM) EBITDA, and TTM EBITDA Multiple.

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$23,258	$—	$23,258
Corporate bonds	—	715,714	—	715,714
Mortgage-backed and asset-backed securities	—	303,146	—	303,146
Municipal bonds	—	14,039	—	14,039
Redeemable preferred stock	—	8,173	—	8,173
Equity Securities:
Common stock	15,438	—	—	15,438
Mutual funds	65,057	—	—	65,057
Investment in Private Equity Limited Partnership	—	—	10,434	10,434
Total assets accounted for at fair value	$80,495	$1,064,330	$10,434	$1,155,259

	Fair Value Measurements
	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$11,664	$—	$11,664
Corporate bonds	—	695,061	—	695,061
Mortgage-backed and asset-backed securities	—	287,607	—	287,607
Municipal bonds	—	12,371	—	12,371
Redeemable preferred stock	—	7,923	—	7,923
Equity Securities:
Common stock	15,313	—	—	15,313
Mutual funds	70,156	—	—	70,156
Investment in Private Equity Limited Partnership	—	—	—	—
Total assets accounted for at fair value	$85,469	$1,014,626	$—	$1,100,095

The following table summarizes quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of the dates presented (in thousands):

	As of December 31, 2023
					Range
	Fair Value	Valuation Methodology	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
Investment in Private Equity Limited Partnership	$10,434	Market Approach	Trailing Twelve Month EBITDA Multiple	5.3x	5.3x	5.3x

As of December 31, 2022 (1)
Range
	Fair Value	Valuation Methodology	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
Investment in Private Equity Limited Partnership	$—	Market Approach	Trailing Twelve Month EBITDA Multiple	n/a	n/a	n/a
(1) The Company made the initial investment in the private equity limited partnership in 2023, resulting in no balances or data being applicable as of December 31, 2022.
These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.
The Company utilizes third-party independent pricing services that provide a price quote for each available-for-sale debt security and equity security. Management reviews the methodology used by the pricing services. If management believes that the price used by the pricing service does not reflect an orderly transaction between participants, management will use an alternative valuation methodology. There were no adjustments made by the Company to the prices obtained from the independent pricing source for any security included in the tables above.
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	As of December 31,
	2023		2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities (debt):
Surplus note (1)	$4,044	$3,783	$5,515	$5,126
5.625% Senior unsecured notes (2)	100,000	98,953	100,000	100,350
Total debt	$104,044	$102,736	$105,515	$105,476
(1) The fair value of the surplus note was determined by management from the expected cash flows discounted using the interest rate quoted by the holder. The SBA is the holder of the surplus note and the quoted interest rate is below prevailing rates quoted by private lending institutions. However, as the Company’s use of funds from the surplus note is limited by the terms of the agreement, the Company has determined the interest rate quoted by the SBA to be appropriate for purposes of establishing the fair value of the note (Level 2).

(2) The fair value of the senior unsecured notes was determined based on pricing from quoted prices for similar assets in active markets and was included as Level 2.

NOTE 17 – LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Set forth in the following tables is information about unpaid losses and loss adjustment expenses as of December 31, 2023, net of reinsurance and estimated subrogation, as well as cumulative claim counts and the total of incurred-but-not-reported (“IBNR”) liabilities plus expected development on reported claims included within the liability for unpaid losses and LAE (in thousands).
The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses IBNR. Such liabilities are necessarily based on estimates and, although management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently. The reserve for losses and loss adjustment expenses is reported net of receivables for salvage and subrogation of approximately $144.1 million and $134.4 million at December 31, 2023 and 2022, respectively.
The information about unpaid losses and loss adjustment expenses for the years ended December 31, 2019 to 2022, is presented as supplementary information and is unaudited.

						As of December 31, 2023
						Total of IBNR
						Plus Expected
Incurred Loss and Defense & Cost Containment Expenses, Net of Reinsurance						Development (Redundancy)	Cumulative Number
For the Years Ended December 31,						on Reported Claims	of Reported Claims
Accident Year	2019 *	2020 *	2021 *	2022 *	2023
2019	$446,419	$452,029	$467,198	$470,372	$487,459	$(4,404)	47,695
2020		617,795	637,764	635,412	725,486	(4,604)	81,106
2021			641,679	646,977	695,957	(19,332)	60,580
2022				793,341	717,840	(19,946)	103,936
2023					823,511	344,113	45,849
				Total	$3,450,253

Cumulative Paid Loss and Defense & Cost Containment Expenses, Net of Reinsurance
For the Years Ended December 31,
Accident Year	2019 *	2020 *	2021 *	2022 *	2023
2019	$335,991	$446,997	$463,924	$480,967	$499,468
2020		452,560	604,201	645,553	734,607
2021			461,709	665,008	725,118
2022				518,829	736,066
2023					460,721
				Total	$3,155,980
All outstanding liabilities before 2019, net of reinsurance					14,586
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance					$308,859
* Presented as unaudited required supplementary information.
Set forth is the supplementary information about average historical claims duration as of December 31, 2023:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5
	56.3%	19.4%	12.3%	5.9%	3.0%

Set forth is the following reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and LAE in the consolidated Balance Sheet as of December 31, 2023 (in thousands):

December 31, 2023
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$308,859
Reinsurance recoverable on unpaid claims	183,435
Liabilities for adjusting and other claim payments	17,823
Total gross liability for unpaid claims and claim adjustment expense	$510,117
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of year	$1,038,790	$346,216	$322,465
Less: Reinsurance recoverable	(798,680)	(115,860)	(119,522)
Net balance at beginning of period	240,110	230,356	202,943
Incurred (recovered) related to:
Current year	882,064	913,419	724,755
Prior years	110,573	24,980	54,450
Total incurred	992,636	938,399	779,205
Paid related to:
Current year	526,594	624,580	526,695
Prior years	379,470	304,065	225,097
Total paid	906,064	928,645	751,792
Net balance at end of period	326,682	240,110	230,356
Plus: Reinsurance recoverable	183,435	798,680	115,860
Balance at end of year	$510,117	$1,038,790	$346,216
During 2023, the liability for unpaid losses and loss adjustment expenses, prior to reinsurance, decreased by $528.7 million from $1.0 billion as of December 31, 2022 to $510.1 million as of December 31, 2023. The decrease was principally the result of the settlement of Hurricane Ian claims, other prior hurricanes and claims arising in the current and prior accident years.
Prior year development includes changes in previous estimates for unpaid Losses and LAE for all events occurring in prior years including hurricanes, other weather, and non-weather claims affected by pre-reform market conditions in Florida as well as changes in prior estimates resulting from the evaluation of claims in anticipation of the commutation of Hurricane Irma losses with the FHCF. In recent years, the Company has strengthened reserves as a result of adverse development due to Florida homeowners, tenants and condo owners coverages arising from non-weather and weather events. Similar to other carriers operating in the Florida homeowners marketplace, the Company has experienced deterioration in water and hurricane claims due to an unfavorable claims environment characterized by increases in policyholder demands related to roof repairs and significant attorney representation. In 2023, adverse development was due to represented and litigated claims, and Florida weather claims for accident years 2017 and later. One of management’s objectives in 2023 was to strengthen reserves on those prior period claims which do not benefit from the new legislation signed in late 2022 that eliminated the one-way attorneys’ fee statute and assignments of benefits and made other reforms intended to improve the Florida market.
Losses and LAE experience over the past several years including both 2023 and 2022, reflects an adverse litigation environment and other market conditions in Florida that the Florida Legislature has been attempting to address with the passage of legislation spanning several years with the most significant changes made during a special session held in December 2022. The Company considered and included the effects of the enacted legislation in developing its ultimate loss projections and reserve estimates as of December 31, 2023.
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
Characteristics of Reserves
The liability for unpaid losses and LAE, also known as reserves, is established based on estimates of the ultimate future amounts needed to settle claims, either known or unknown, less losses and LAE that have been paid to date. Historically, claims are typically reported promptly with relatively little reporting lag between the date of occurrence and the date the loss is reported. Certain numbers of claims are not known immediately after a loss and insureds are delayed at reporting those losses to us. In the current Florida market, an increased number of claims are reported well after the purported dates of loss. Reporting delays at times are material. In addition, claims which the Insurance Entities believed were settled often are reopened based on newly reported claim demands from our insureds as a result of third party representation. The Company is seeing increased litigation and changes to consumer behavior over the reporting and settlement process especially with Florida-based claims. The Company’s claim settlement data suggests that the Company’s typical insurance claims have an average settlement time of less than one year from the reported date unless delayed by some form of litigation or dispute.
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
Reserves for losses and LAE are determined in three primary sectors. These sectors are (1) the estimation of reserves for Florida non-catastrophe losses, (2) hurricane losses, and (3) non-Florida non-catastrophe losses, and any other losses. Evaluations are performed for gross loss, LAE, and subrogation separately, and on a net and direct basis for each sector. The analyses for non-catastrophe losses are further separated into data groupings of like exposure or type of loss. These groups are property damage on homeowner policy forms HO-3 and HO-8 combined, property damage on homeowner policy forms HO-4 and HO-6 combined, property damage on dwelling fire policies, sinkhole claims, and water damage claims. Although these sectors are aggregated into the single tables noted above, analyses are performed in these three sectors, due to the analogous nature of the product and similar claim settlement traits.
As claims are reported, the claims department establishes an estimate of the liability for each individual claim called case reserves. For certain liability claims of sufficient size and complexity, the field adjusting staff establishes case reserve estimates of ultimate cost, based on their assessment of facts and circumstances related to each individual claim. Opportunities for subrogation are also identified for further analysis and collection. For other claims which occur in large volumes and settle in a relatively short time frame, it is not practical or efficient to set case reserves for each claim, and an initial case reserve of $2,500 is set for these claims. In the normal course of business, the Company may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals, and information sources to assess and settle catastrophe and non-catastrophe related claims.
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
A fourth method, called the counts and averages method, is utilized for estimates of loss, subrogation and LAE for each Florida sector. In this method, an estimate of unpaid losses or expenses is determined by separately projecting ultimate reported claim counts and ultimate claim severities (cost or recoveries per claim) on open and unreported claims for each accident period. Typically, chain ladder development methods are used to project ultimate claim counts and claim severities based on historical data using the same methodology described in the paid and reported development methods above. Estimated ultimate losses are then calculated as the product of the two items. This method is intended to avoid data distortions that may exist with the other methods for the most recent years as a result of changes in case reserve levels, settlement rates, and claims handling fees. In addition, it may provide insight into the drivers of loss experience. For example, this method is utilized for sinkhole losses due to unique settlement patterns that have emerged since the passage of legislation that codified claim settlement practices with respect to sinkhole related claims and subsequent policy form changes the Company implemented. These claims are expected to be reported and settled at different rates and ultimate values than historically observed, requiring a departure from traditional development methodologies.
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
NOTE 18 – VARIABLE INTEREST ENTITIES
The Company entered into a reinsurance captive arrangement with Isosceles Insurance Ltd. acting in respect of “Separate Account UVE-01,” a VIE in the normal course of business and consolidated the VIE since the Company is the primary beneficiary. See “—Note 2 (Summary of Significant Accounting Policies — Consolidation Policy)” for more information about the methodology and significant inputs used to consider to consolidate a VIE.
The reinsurance captive arrangement entered into in the prior year, which was effective June 1, 2022 through May 31, 2023, was subject to a full policy limit loss of $66 million on September 28, 2022 triggered when Hurricane Ian made landfall on the Gulf Coast of Florida. Amounts due under this policy were fully paid in September 2022 to UPCIC.
The Company has used the VIE to provide certain reinsurance coverage to the Insurance Entities (UPCIC and APPCIC). In 2023, the Insurance Entities entered into a reinsurance transaction whereby the VIE provided catastrophe reinsurance protection to the Insurance Entities for the period of June 1, 2023 through May 31, 2024.
Effective December 6, 2023, this captive reinsurance policy was commuted whereby the Insurance Entities and UIH received funds previously held in trust by the VIE as agreed to under the commutation. There were no agreements in place with the VIE at December 31, 2023 as a result of the commutation.

NOTE 19 – QUARTERLY RESULTS FOR 2023 AND 2022 (UNAUDITED)
The following table provides a summary of quarterly results for the periods presented (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2023
Premiums earned, net	282,224	303,274	331,040	335,398
Net investment income	10,698	11,282	12,755	13,714
Total revenues	316,508	339,570	360,048	375,456
Total expenses	282,081	300,402	366,294	347,925
Net income (loss)	24,173	28,566	(5,915)	19,999
Basic earnings (loss) per share	$0.80	$0.94	$(0.20)	$0.69
Diluted earnings (loss) per share	$0.79	$0.93	$(0.20)	$0.68

For the Year Ended December 31, 2022
Premiums earned, net	269,064	277,061	290,631	291,870
Net investment income	4,042	5,221	6,074	10,448
Total revenues	287,482	292,006	312,810	330,360
Total expenses	263,403	279,595	404,417	295,881
Net income (loss)	17,537	7,370	(72,275)	25,111
Basic earnings (loss) per share	$0.56	$0.24	$(2.36)	$0.83
Diluted earnings (loss) per share	$0.56	$0.24	$(2.36)	$0.82
Direct premiums written increased by $16.5 million, or 4.0%, to $432.6 million for the quarter ended December 31, 2023, driven by premium growth within our Florida business of $2.0 million, or 0.6%, and premium growth in our other states business of $14.6 million, or 18.6%, as compared to the prior year fourth quarter. Rate increases approved in 2022 and 2023 for Florida and for certain other states and policy inflation adjustments were the principal driver of higher written premiums, in addition to an increase in policies in force. In total, policies in force increased by 2,379 or 0.3% during the fourth quarter, and declined by 38,924 or 4.6% over the last 12 months. Expense ratio excluding interest decreased to 21.8% from 25.1%.

NOTE 20 – SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2023.
On February 8, 2024, the Company declared a quarterly cash dividend of $0.16 per share of common stock payable March 15, 2024, to shareholders of record on March 8, 2024.

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
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2023.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment under the framework in 2013 Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
(c) During the quarter ended December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

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
Additional information required by Item 10 of Part III is included in the section titled “Proposal 1: Election of Directors” of our Proxy Statement for the 2024 Annual Meeting of Shareholders (“2024 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by Item 11 of Part III is included in the section titled “Proposal 2: Advisory Vote to Approve the Compensation of Our Named Executive Officers” of our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 12 of Part III is included in the section titled “Beneficial Ownership” of our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 13 of Part III is included in the section titled “Certain Relationships and Related Party Transactions” of our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Item 14 of Part III is included in the section titled “Accounting Fees and Services” of our 2024 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)Financial Statements
The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm thereon are filed with this report at Item 8:
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2023 and 2022.
Consolidated Statements of Income for the Years Ended December 31, 2023, 2022 and 2021.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021.
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
4.1
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10‑K filed on March 2, 2020 and incorporated herein by reference)

10.1
Florida Insurance Capital Build-Up Incentive Program Surplus Note (“Surplus Note”) between the Company and the State Board of Administration of Florida (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.2
Addendum No. 1 to the Surplus Note between the Company and the State Board of Administration of Florida (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.3
Credit Agreement, dated August 31, 2021, by and between the Company and JPMorgan Chase Bank, N.A.(filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 27, 2021 and incorporated herein by reference)

10.4
Amendment No. 1 Credit Agreement, dated August 30, 2022, by and between the Company and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 2, 2022 and incorporated herein by reference)

10.5
Credit Agreement, dated October 31, 2022, by and between the Company and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 2, 2022 and incorporated herein by reference)

10.6
Credit Agreement, dated June 30, 2023, by and between the Company and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2023 and incorporated herein by reference)

10.7
Indenture, dated November 23, 2021 by and between the Company and UMB Bank National Association as trustee.(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 23, 2021 and incorporated herein by reference)

10.8
Multiple Line Quota Share Reinsurance Contract between the Company and Everest Reinsurance Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.9
Universal Insurance Holdings, Inc. Second Amended and Restated 2009 Omnibus Incentive Plan, as amended through June 8, 2012 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012 and incorporated herein by reference) †

10.10
Amendment to Second Amended and Restated 2009 Omnibus Incentive Plan (filed as Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 and incorporated herein by reference) †

10.11
Universal Insurance Holdings, Inc. 2021 Omnibus Incentive Plan, (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on July 14, 2021 and incorporated herein by reference) †

10.12	Form of Non-qualified Stock Option Agreement (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10‑K filed on March 1, 2019 and incorporated herein by reference) †
10.13	Form of Performance Share Award (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10‑K filed on March 1, 2019 and incorporated herein by reference) †

10.14	Form of Restricted Stock Agreement (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10‑K filed on March 1, 2019 and incorporated herein by reference) †
10.15	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10‑K filed on March 2, 2020 and incorporated herein by reference) †
10.16
Form of Notice of Grant of Restricted Stock Units Pursuant to the 2021 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2023 and incorporated herein by reference)†

10.17
Form of Notice of Grant on Non-Qualified Stock Option and Terms and Conditions of Non-Qualified Stock Option under the 2021 Omnibus Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2022 and incorporated herein by reference)†

10.18
Form of Notice of Grant of Restricted Stock and Terms and Conditions of Restricted Stock Award under the 2021 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2023 and incorporated herein by reference)†

10.19
Form of Notice of Grant on Performance Share Units and Terms and Conditions of Performance Share Units under the 2021 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2022 and incorporated herein by reference)†

10.20	Form of Non-Employee Director Option Grant (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10‑K filed on March 1, 2019 and incorporated herein by reference) †
10.21	Form of Restricted Stock Unit Agreement
10.22
Employment Agreement, dated February 12, 2020, between Stephen J. Donaghy and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2020 and incorporated herein by reference) †

10.23
Amendment No. 1 to Employment Agreement, dated April 20, 2020, between Stephen J. Donaghy and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2020 and incorporated herein by reference) †

10.24
Amended and Restated Employment Agreement, dated April 7, 2022 between Stephen J. Donaghy and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 10-K filed on April 8, 2022 and incorporated herein by reference) †

10.25
Amended and Restated Employment Agreement, dated January 1, 2024, between Frank C. Wilcox and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 3, 2024 and incorporated herein by reference) †

10.26
Amended and Restated Employment Agreement, dated January 1, 2024, between Kimberly Cooper Campos and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2024 and incorporated herein by reference) †

10.27
Executive Chairman Agreement, dated April 20, 2020, between Sean P. Downes and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2020 and incorporated herein by reference) †

10.28
Director Services Agreement, dated June 6, 2013, by and between the Company and Scott P. Callahan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 6, 2013 and incorporated herein by reference) †

10.29
Director Services Agreement, dated June 5, 2014, by and between the Company and Richard D. Peterson (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 6, 2014 and incorporated herein by reference) †

10.30
Director Services Agreement, dated July 12, 2007, by and between the Company and Ozzie A. Schindler (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 10, 2007 and incorporated herein by reference) †

10.31
Director Services Agreement, dated July 12, 2007, by and between the Company and Joel M. Wilentz (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on August 10, 2007 and incorporated herein by reference) †

10.32	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2012 and incorporated herein by reference) †
21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (Plante & Moran, PLLC)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Universal Insurance Holdings, Inc. Clawback Policy
101.1
The following materials from Universal Insurance Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101)
------------------
† Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNIVERSAL INSURANCE HOLDINGS, INC.

Date: February 28, 2024	By:	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen J. Donaghy	Chief Executive Officer and Director	February 28, 2024
Stephen J. Donaghy

/s/ Frank C. Wilcox	Chief Financial Officer	February 28, 2024
Frank C. Wilcox

/s/ Gary L. Ropiecki	Corporate Secretary and Principal Accounting Officer	February 28, 2024
Gary L. Ropiecki

/s/ Sean P. Downes	Executive Chairman	February 28, 2024
Sean P. Downes

/s/ Kimberly D. Campos	Chief Information Officer, Chief Administrative Officer and	February 28, 2024
Kimberly D. Campos	Director

/s/ Shannon A. Brown	Director	February 28, 2024
Shannon A. Brown

/s/ Scott P. Callahan	Director	February 28, 2024
Scott P. Callahan

/s/ Marlene M. Gordon	Director	February 28, 2024
Marlene M. Gordon

/s/ Francis X. McCahill, III	Director	February 28, 2024
Francis X. McCahill, III

/s/ Richard D. Peterson	Director	February 28, 2024
Richard D. Peterson

/s/ Michael A. Pietrangelo	Director	February 28, 2024
Michael A. Pietrangelo

/s/ Ozzie A. Schindler	Director	February 28, 2024
Ozzie A. Schindler

/s/ Jon W. Springer	Director	February 28, 2024
Jon W. Springer

/s/ Joel M. Wilentz	Director	February 28, 2024
Joel M. Wilentz

CONDENSED BALANCE SHEETS

	As of December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$164,855	$83,022
Investments in subsidiaries and undistributed earnings	153,329	139,386
Available-for-sale debt securities, at fair value	5,950	3,997
Equity securities, at fair value	2,486	13,946
Income taxes recoverable	—	1,507
Deferred income tax asset, net	(2,211)	1,539
Intercompany note receivable	157,711	143,792
Other assets	769	398
Total assets	$482,889	$387,587
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$—	$50
Income taxes payable	5,953	—
Book overdraft	2	—
Dividends payable	658	360
Long-term debt, net	97,962	97,254
Other accrued expenses	37,017	2,027
Total liabilities	141,592	99,691
STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference - $9.99 and $9.99 per share
Common stock, $.01 par value	472	472
Authorized shares - 55,000
Issued shares - 47,269 and 47,179
Outstanding shares - 28,966 and 30,389
Treasury shares, at cost - 18,303 and 16,790	(260,779)	(238,758)
Additional paid-in capital	115,086	112,509
Accumulated other comprehensive income (loss), net of taxes	(74,172)	(103,782)
Retained earnings	560,690	517,455
Total stockholders’ equity	341,297	287,896
Total liabilities and stockholders’ equity	$482,889	$387,587

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2023	2022	2021
REVENUES
Net investment income	$3,755	$930	$2
Net realized gains (losses) on investments	943	1,462	405
Net change in unrealized gains (losses) on investments	810	(518)	—
Management fee	119	123	137
Interest income on intercompany note receivable	13,919	9,686	415
Other revenue	18	1	—
Total revenues	19,564	11,684	959
OPERATING COSTS AND EXPENSES
General and administrative expenses	13,997	12,223	10,552
Total operating cost and expenses	13,997	12,223	10,552
Interest and amortization of debt issuance costs	6,333	6,437	525
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES	(766)	(6,976)	(10,118)
Income tax expense (benefit)	1,038	(670)	(2,800)
LOSS BEFORE EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES	(1,804)	(6,306)	(7,318)
Equity in net income (loss) of subsidiaries	68,627	(15,951)	27,712
CONSOLIDATED NET INCOME (LOSS)	$66,823	$(22,257)	$20,394

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$205,614	$210,368	$151,952
Cash flows from investing activities:
Capital contributions to affiliates (1)	(89,490)	(129,490)	(95,498)
Issuance of intercompany note receivable (1)	—	(114,000)	(20,000)
Purchases of equity securities	(6,300)	(33,189)	—
Purchase of available-for-sale debt securities	(1,854)	(4,026)	—
Proceeds from sales of equity securities	19,512	20,187	—
Net cash provided by (used in) investing activities	(78,132)	(260,518)	(115,498)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	100,000
Debt issuance costs paid	—	(140)	(3,365)
Preferred stock dividend	(10)	(10)	(10)
Common stock dividend	(23,279)	(23,774)	(24,191)
Purchase of treasury stock	(22,021)	(11,643)	(1,609)
Payments related to tax withholding for share-based compensation	(339)	(418)	(1,056)
Net cash provided by (used in) financing activities	(45,649)	(35,985)	69,769
Net increase (decrease) in cash and cash equivalents	81,833	(86,135)	106,223
Cash and cash equivalents at beginning of period	83,022	169,157	62,934
Cash and cash equivalents at end of period	$164,855	$83,022	$169,157

Supplemental information:
Interest paid	$5,625	$5,625	$—

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
Capital Contributions to Subsidiaries
During the years ended December 31, 2023, 2022, and 2021, the Parent Company made capital contributions of $72.0 million, $84.0 million and $92.0 million, respectively, to UPCIC to increase UPCIC’s statutory capital and surplus.
During the year ended December 31, 2023, the Parent Company did not make a capital contribution to APPCIC. During the year ended December 31, 2022, the Parent Company made capital contributions of $3.0 million to increase APPCIC’s statutory capital and surplus. There were no capital contributions by the Parent Company to APPCIC during 2021.
Dividends received from Subsidiaries
The Parent Company received distributions from the earnings of its non-insurance consolidated subsidiaries of $164.1 million, $231.9 million, and $149.9 million during the years ended December 31, 2023, 2022, and 2021, respectively. There were no dividends paid by UPCIC and APPCIC to the Parent Company during the years ended December 31, 2023, 2022, and 2021.

NOTE 2 - INTERCOMPANY NOTE RECEIVABLE
During the years ended December 31, 2023, the Parent Company did not fund Subordinated Surplus Debentures (“Surplus Debentures”) to UPCIC. During the year ended December 31, 2022, the Parent Company funded $110.0 million of surplus debentures through PSI, the Insurance Entities’ parent company, to UPCIC to increase UPCIC’s statutory capital and surplus.
During the year ended December 31, 2023 the Parent Company did not fund surplus debentures to APPCIC. During the year ended December 31, 2022, the Parent Company funded $4.0 million Surplus Debenture through PSI to APPCIC to increase APPCIC statutory capital and surplus. Intercompany note receivable is stated separately in the accompanying Condensed Consolidated Balance Sheets.
Effective in 2021 for UPCIC and 2022 for APPCIC, the holding company has put in place an ongoing surplus note arrangement with the Insurance Entities, which has been approved by the Florida Office of Insurance Regulation (“FLOIR”) as the Insurance Entities’ domestic regulator. Surplus debentures are unsecured debt issued by the Insurance Entities that are subordinated to all claims by policyholders and creditors, with interest and principal payments on the surplus note to the holding company being made only upon the FLOIR’s express approval. Surplus debentures are considered bonds in function and payout structure, but are accounted for as equity in the statutory reporting of the Insurance Entities. The holding company has outstanding with the Insurance Entities $134.0 million in surplus notes. Under the arrangement, interest accrues at a variable rate (currently 10.54%) on the outstanding surplus note balances and, if approved by the FLOIR, is payable annually to the holding company. In 2023, UPCIC received approval from its Florida regulator to permit UPCIC to pay interest accruing from surplus notes outstanding during 2023.

NOTE 3 – LONG-TERM DEBT

See “Part II—Item 8—Note 7 (Long-term debt)” for information relating to long-term debt.

NOTE 4 – SUBSEQUENT EVENTS
The Parent Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2023.
In February 2024, the Parent Company declared a quarterly cash dividend of $0.16 per share of common stock payable March 15, 2024, to shareholders of record on March 8, 2024.

SCHEDULE V – VALUATION AND QUALIFYING ACCOUNTS
The following table summarizes activity in the Company’s estimated credit losses for the periods presented (in thousands):

		Additions
	Beginning Balance	Charges to Earnings	Charges to Other Accounts	Deductions	Ending Balance
Description
Year Ended December 31, 2023
Estimated credit losses	$920	510	—	832	$598
Year Ended December 31, 2022
Estimated credit losses	$584	711	—	375	$920
Year Ended December 31, 2021
Estimated credit losses	$631	466	—	513	$584

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY
AND CASUALTY INSURANCE OPERATIONS
The following table provides certain information related to the Company’s property and casualty operations as of, and for the periods presented (in thousands):

	As of December 31,	For the Year Ended December 31,
	Reserves for Unpaid Losses and LAE	Incurred Loss and LAE Current Year	Incurred Loss and LAE Prior Years	Paid Losses and LAE	Net Investment Income
2023	$510,117	$882,064	110,573	$906,064	$48,449
2022	$1,038,790	$913,419	$24,980	$928,645	$25,785
2021	$346,216	$724,755	$54,450	$751,792	$12,535

	As of December 31,	For the Year Ended December 31,
	Deferred Policy Acquisition Cost (“DPAC”)	Amortization of DPAC, Net	Net Premiums Written	Net Premiums Earned	Unearned Premiums
2023	$109,985	$(210,955)	$1,344,813	$1,251,936	$990,559
2022	$103,654	$(217,235)	$1,173,278	$1,128,626	$943,854
2021	$108,822	$(224,121)	$1,084,827	$1,035,463	$857,769

Report of Independent Registered Public Accounting Firm
on Supplemental Information

To the Stockholders and Board of Directors
of Universal Insurance Holdings, Inc.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of Universal Insurance Holdings, Inc. (the “Company”) as of and for the three-year period ended December 31, 2023 and issued our report thereon dated February 28, 2024, which expressed an unqualified opinion on those consolidated financial statements and is included at Item 8 in this Form 10-K. The supplemental information contained in the consolidated financial statement schedules of the Company in the accompanying index at Item 15 in this Form 10-K has been subjected to audit procedures performed in conjunction with the audit of the Company's consolidated financial statements. The supplemental information is the responsibility of the Company's management. Our audit procedures included determining whether the supplemental information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

/s/ Plante & Moran, PLLC

East Lansing, Michigan
February 28, 2024