Form 10-Q
period 2024-03-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2024-04-30
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,759,091 shares of common stock, par value $0.01 per share, outstanding on April 25, 2024.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida

RESULTS OF REVIEW OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of March 31, 2024 and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2024 and 2023. Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of Universal Insurance Holdings, Inc. as of December 31, 2023 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 28, 2024. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 30, 2024

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

	As of
	March 31,	December 31,
	2024	2023
ASSETS
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $600 and $566 (amortized cost: $1,209,054 and $1,162,919)	$1,107,058	$1,064,330
Equity securities, at fair value (cost: $89,110 and $91,052)	81,659	80,495
Other investments, at fair value (cost: $4,794 and $4,794)	10,434	10,434
Investment real estate, net	5,479	5,525
Total invested assets	1,204,630	1,160,784
Cash and cash equivalents	396,323	397,306
Restricted cash and cash equivalents	2,635	2,635
Prepaid reinsurance premiums	88,499	236,254
Reinsurance recoverable	124,646	219,102
Premiums receivable, net	73,974	77,064
Property and equipment, net	49,416	47,628
Deferred policy acquisition costs	106,632	109,985
Deferred income tax asset, net	49,277	43,175
Other assets	24,112	22,628
Total assets	$2,120,144	$2,316,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$429,629	$510,117
Unearned premiums	954,666	990,559
Advance premium	74,370	48,660
Book overdraft	—	14,597
Reinsurance payable, net	97,871	191,850
Commission payable	22,661	20,989
Income taxes payable	24,984	5,886
Other liabilities and accrued expenses	49,484	90,600
Long-term debt, net	101,815	102,006
Total liabilities	1,755,480	1,975,264

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $0.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $0.01 par value	472	472
Authorized shares - 55,000
Issued shares - 47,269 and 47,269
Outstanding shares - 28,758 and 28,966
Treasury shares, at cost - 18,511 and 18,303	(264,918)	(260,779)
Additional paid-in capital	116,239	115,086
Accumulated other comprehensive income (loss), net of taxes	(76,714)	(74,172)
Retained earnings	589,585	560,690
Total stockholders’ equity	364,664	341,297
Total liabilities and stockholders’ equity	$2,120,144	$2,316,561
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
REVENUES
Direct premiums written	$446,179	$410,102
Change in unearned premium	35,893	45,266
Direct premium earned	482,072	455,368
Ceded premium earned	(148,047)	(173,144)
Premiums earned, net	334,025	282,224
Net investment income	13,523	10,698
Net realized gains (losses) on investments	(77)	(788)
Net change in unrealized gains (losses) on investments	3,106	957
Commission revenue	11,033	17,282
Policy fees	4,405	4,167
Other revenue	1,944	1,968
Total revenues	367,959	316,508
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	240,187	206,154
General and administrative expenses	78,666	75,927
Total operating costs and expenses	318,853	282,081
Interest and amortization of debt issuance costs	1,622	1,636
INCOME (LOSS) BEFORE INCOME TAXES	47,484	32,791
Income tax expense (benefit)	13,827	8,618
NET INCOME (LOSS)	$33,657	$24,173
Basic earnings (loss) per common share	$1.17	$0.80
Weighted average common shares outstanding - Basic	28,869	30,382
Diluted earnings (loss) per common share	$1.14	$0.79
Weighted average common shares outstanding - Diluted	29,404	30,626
Cash dividend declared per common share	$0.16	$0.16
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$33,657	$24,173
Other comprehensive income (loss), net of taxes	(2,542)	13,791
Comprehensive income (loss)	$31,115	$37,964
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (unaudited)
(in thousands, except per share data)

	Treasury Shares	Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2023	(18,303)	47,269	10	$472	$—	$115,086	$560,690	$(74,172)	$(260,779)	$341,297
Purchases of treasury stock	(208)	—	—	—	—		—	—	(4,139)	(4,139)
Share-based compensation	—	—	—	—	—	2,033	—	—	—	2,033
Other (1)	—	—	—	—	—	(880)	—	—	—	(880)
Net income (loss)	—	—	—	—	—	—	33,657	—	—	33,657
Other comprehensive gain (loss), net of taxes	—	—	—	—	—	—	—	(2,542)	—	(2,542)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—	—	—	—	—	—	(4,762)	—	—	(4,762)
Balance, March 31, 2024	(18,511)	47,269	10	$472	$—	$116,239	$589,585	$(76,714)	$(264,918)	$364,664

(1)	The Other line within Paid-in Capital includes $511 thousand related to cash settlement of certain restricted share units.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2022	(16,790)		47,179	10	$472	$—	$112,509	$517,455	$(103,782)	$(238,758)	$287,896
Vesting of performance share units	(6)	(1)	16	—	—	—	—	—	—	(64)	(64)
Vesting of restricted stock units	(16)	(1)	48	—	—	—	—	—	—	(160)	(160)
Stock option exercises	(54)	(1)	63	—	—	—	928	—	—	(90)	838
Retirement of treasury shares	76	(1)	(76)	—	—	—	(1,242)	—	—	314	(928)
Purchases of treasury stock	—		—	—	—	—	—	—	—	—	—
Share-based compensation	—		—	—	—	—	1,230	—	—	—	1,230
Net income (loss)	—		—	—	—	—	—	24,173	—	—	24,173
Other comprehensive gain (loss), net of taxes	—		—	—	—	—	—	—	13,791	—	13,791
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,970)	—	—	(4,970)
Balance, March 31, 2023	(16,790)		47,230	10	$472	$—	$113,425	$536,658	$(89,991)	$(238,758)	$321,806

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$82,916	$(50,257)
Cash flows from investing activities:
Proceeds from sale of property and equipment	50	9
Purchases of property and equipment	(3,298)	(690)
Purchases of equity securities	(977)	(9,356)
Purchases of available-for-sale debt securities	(109,615)	(26,236)
Proceeds from sales of equity securities	2,910	2,789
Proceeds from sales of available-for-sale debt securities	3,700	3,301
Maturities of available-for-sale debt securities	32,849	27,554
Net cash provided by (used in) investing activities	(74,381)	(2,629)
Cash flows from financing activities:
Preferred stock dividend	(3)	(3)
Common stock dividend	(4,639)	(4,980)
Purchase of treasury stock inclusive of excise taxes paid	(4,508)	—
Payments related to tax withholding for share-based compensation	—	(314)
Repayment of debt	(368)	(368)
Net cash provided by (used in) financing activities	(9,518)	(5,665)
Cash and cash equivalents and restricted cash and cash equivalents:
Net increase (decrease) during the period	(983)	(58,551)
Balance, beginning of period	399,941	391,341
Balance, end of period	$398,958	$332,790
The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$396,323	$397,306
Restricted cash and cash equivalents (1)	2,635	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$398,958	$399,941
(1)See “—Note 5 (Insurance Operations)” for a discussion of the nature of the restrictions for restricted cash and cash equivalents.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Nature of Operations and Basis of Presentation
Nature of Operations
Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution, and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC,” and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance offered in 18 states as of March 31, 2024, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
The Company generates revenues primarily from the collection of premiums and investment returns on funds on cash flows in excess of those retained and used for claims-paying obligations and insurance operations. Other significant sources of revenue include brokerage commissions collected from reinsurers on certain reinsurance programs placed on behalf of the Insurance Entities, policy fees collected from policyholders by the Company’s wholly-owned managing general agent (“MGA”) subsidiary and payment plan fees charged to policyholders who choose to pay their premiums in installments. The Company’s wholly-owned adjusting company receives claims-handling fees from the Insurance Entities. The Insurance Entities receive reimbursement whenever claims-handling fees are subject to recovery under the Insurance Entities’ respective reinsurance programs. These fees, after expenses, are recorded in the Consolidated Financial Statements as an adjustment to losses and loss adjustment expense (“LAE”).
The consolidated financial statements have been prepared in conformity with: (i) United States (“U.S.”) generally accepted accounting principles (“GAAP”); and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of UVE and its wholly-owned subsidiaries, as well as variable interest entities (“VIE”) in which the Company is determined to be the primary beneficiary as applicable. All material intercompany balances and transactions have been eliminated in consolidation.
To conform to the current period presentation, certain amounts in the prior periods’ consolidated financial statements and notes have been reclassified. Such reclassifications were of an immaterial amount and had no effect on net income or stockholders’ equity.
Basis of Presentation and Consolidation
The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the Financial Statements do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for annual financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024. The Condensed Consolidated Balance Sheet at December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any interim period or for the full year.
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

Note 2. Significant Accounting Policies
The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2023. In June 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-03, Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company has adopted all required disclosures. Refer to “Item 1—Note 3 (Investments)” for updated disclosures associated with the adoption of the ASU.

Note 3. Investments
Available-for-Sale Securities
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	March 31, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$22,434	$—	$—	$(781)	$21,653
Corporate bonds	807,313	(502)	646	(65,515)	741,942
Mortgage-backed and asset-backed securities	353,909	—	509	(33,714)	320,704
Municipal bonds	15,918	(5)	—	(1,821)	14,092
Redeemable preferred stock	9,480	(93)	3	(723)	8,667
Total	$1,209,054	$(600)	$1,158	$(102,554)	$1,107,058

	December 31, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$23,886	$—	$49	$(677)	$23,258
Corporate bonds	779,177	(469)	1,097	(64,091)	715,714
Mortgage-backed and asset-backed securities	334,460	—	969	(32,283)	303,146
Municipal bonds	15,916	(4)	—	(1,873)	14,039
Redeemable preferred stock	9,480	(93)	—	(1,214)	8,173
Total	$1,162,919	$(566)	$2,115	$(100,138)	$1,064,330
The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	March 31, 2024		December 31, 2023
Average Credit Ratings	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
AAA	$349,025	31.5%	$333,516	31.3%
AA	130,036	11.7%	128,249	12.0%
A	373,361	33.8%	356,090	33.5%
BBB	253,416	22.9%	245,823	23.1%
No Rating Available	1,220	0.1%	652	0.1%
Total	$1,107,058	100.0%	$1,064,330	100.0%
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

The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:
Agency	$175,783	$153,236	$165,507	$145,686
Non-agency	62,078	54,009	63,729	55,102
Asset-backed securities:
Auto loan receivables	60,382	59,651	53,686	52,869
Credit card receivables	5,400	5,386	3,414	3,428
Other receivables	50,266	48,422	48,124	46,061
Total	$353,909	$320,704	$334,460	$303,146
The following tables summarize available-for-sale debt securities, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	March 31, 2024
	Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	$15,169	$(283)	$5,986	$(497)
Corporate bonds	5,517	(59)	347,969	(37,393)
Mortgage-backed and asset-backed securities	56,643	(668)	209,013	(33,046)
Municipal bonds	292	(3)	7,070	(1,009)
Redeemable preferred stock	—	—	1,101	(108)
Total	$77,621	$(1,013)	$571,139	$(72,053)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	$9,045	$(108)	$6,811	$(569)
Corporate bonds	1,387	(9)	365,893	(37,088)
Mortgage-backed and asset-backed securities	18,150	(316)	216,220	(31,967)
Municipal bonds	293	(1)	7,010	(1,069)
Redeemable preferred stock	529	(30)	1,052	(158)
Total	$29,404	$(464)	$596,986	$(70,851)
Unrealized losses on available-for-sale debt securities in the above table as of March 31, 2024 have not been recognized into income as credit losses because the issuers are of high credit quality (investment grade securities), management does not intend to sell nor does it believe it is more likely than not it will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

The following table presents a reconciliation of the beginning and ending balances for expected credit losses on available-for-sale debt securities (in thousands):

	Corporate Bonds	Municipal Bonds	Redeemable Preferred Stock	Total
Balance, December 31, 2022	$729	$2	$189	$920
Provision for (or reversal of) credit loss expense	(260)	2	(96)	(354)
Balance, December 31, 2023	469	4	93	566
Provision for (or reversal of) credit loss expense	33	1	—	34
Balance, March 31, 2024	$502	$5	$93	$600
Refer to “Part II—Item 8—Note 2 (Summary of Significant Accounting Policies)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for details of accounting policies and reporting in the consolidated financial statements associated with available-for-sale debt securities and allowance for credit losses.
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	March 31, 2024
	Amortized Cost	Fair Value
Due in one year or less	$88,396	$87,092
Due after one year through five years	654,617	616,104
Due after five years through ten years	431,416	373,897
Due after ten years	31,123	26,718
Perpetual maturity securities	3,502	3,247
Total	$1,209,054	$1,107,058
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

The following table provides certain information related to available-for-sale debt securities, equity securities and investment in real estate during the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$36,548	$30,855
Equity securities	$2,910	$2,789
Gross realized gains on sale of securities:
Available-for-sale debt securities	$5	$5
Equity securities	$69	$54
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(74)	$(706)
Equity securities	$(77)	$(141)
The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Available-for-sale debt securities	$7,214	$5,870
Equity securities	894	1,053
Cash and cash equivalents (1)	5,823	4,203
Other (2)	177	141
Total investment income	14,108	11,267
Less: Investment expenses (3)	(585)	(569)
Net investment income	$13,523	$10,698

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.
Equity Securities
The following table provides the unrealized gains and losses recognized for the periods presented on equity securities still held at the end of the reported period (in thousands):

	Three Months Ended March 31,
	2024	2023
Unrealized gains (losses) recognized during the reported period on equity securities still held at the end of the reported period	$2,905	$503

Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	March 31,	December 31,
	2024	2023
Income Producing:
Investment real estate	$7,097	$7,097
Less: Accumulated depreciation	(1,618)	(1,572)
Investment real estate, net	$5,479	$5,525
The following table provides the depreciation expense related to investment real estate for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Depreciation expense on investment real estate	$46	$46
Other Investments
The Company has an ownership interest in a limited partnership that is not registered or readily tradable on a securities exchange. This partnership is private equity fund managed by general partners who make decisions with regard to financial policies and operations. As such, the Company is not the primary beneficiary and does not consolidate these partnerships.
Other investments consisted of the following as of the dates presented (in thousands):

	March 31,	December 31,
	2024	2023
Investment in private equity limited partnership	$10,434	$10,434
The limited partnership investment is subject to a contractual restriction on the transfer or sale by the Company prior to liquidation or dissolution of the partnership agreement by the general partner. This restriction lapses upon the dissolution of the partnership or upon the written consent of the general partner and its Board of Directors. The fair value of this investment was $10.4 million as of March 31, 2024 and December 31, 2023.
The following table provides the unrealized gains (losses) recognized for the periods presented on investment in private equity limited partnership still held at the end of the reported period (in thousands):

	March 31,	December 31,
	2024	2023
Unrealized gains (losses) recognized during the reported period on investment in private equity limited partnership still held at the end of the reported period	$—	$5,640
For the quarter ended March 31, 2024, the Company recognized no net change in unrealized gain or loss on this investment which is recognized in net change in unrealized gains (losses) on investments in the Consolidated Statement of Income. At March 31, 2024 and December 31, 2023 the Company’s net cumulative contributed capital to the partnership was $4.8 million.

Note 4. Reinsurance
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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of March 31, 2024			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services, Inc.	Moody’s Investors Service, Inc.	March 31, 2024	December 31, 2023
Florida Hurricane Catastrophe Fund “FHCF” (1)	n/a	n/a	n/a	$61,517	91,275
Various Lloyd’s of London Syndicates (2)	A	AA-	n/a	—	22,832
Total (3)				$61,517	$114,107
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

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended March 31,
	2024			2023
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$446,179	$482,072	$240,319	$410,102	$455,368	$208,222
Ceded	(291)	(148,047)	(132)	(14,776)	(173,144)	(2,068)
Net	$445,888	$334,025	$240,187	$395,326	$282,224	$206,154
The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid reinsurance premiums	$88,499	$236,254
Reinsurance recoverable on paid losses and LAE	$23,610	$35,667
Reinsurance recoverable on unpaid losses and LAE	101,036	183,435
Reinsurance recoverable	$124,646	$219,102

Note 5. Insurance Operations
Deferred Policy Acquisition Costs
The Company defers certain costs in connection with written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
DPAC, beginning of period	$109,985	$103,654
Capitalized Costs	50,852	45,994
Amortization of DPAC	(54,205)	(51,755)
DPAC, end of period	$106,632	$97,893
Regulatory Requirements and Restrictions
The Insurance Entities are subject to regulations and standards of the Florida Office of Insurance Regulation (“FLOIR”). The Insurance Entities are also subject to regulations and standards of regulatory authorities in other states where they are licensed, although as Florida-domiciled insurers, their principal regulatory authority is the FLOIR. These standards and regulations include a requirement that the Insurance Entities maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the Insurance Entities to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned funds of the regulated insurance company subsidiary and are limited based on the subsidiary insurer’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by the Insurance Entities to their immediate parent company, Protection Solutions, Inc. (“PSI”), without prior regulatory approval is limited by the provisions of the Florida Insurance Code. These dividends are referred to as “ordinary dividends.” However, if the dividend, together with other dividends paid within the preceding 12 months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.
In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of March 31, 2024, UPCIC and APPCIC currently are not able to pay any ordinary dividends during for the three months ended March 31, 2024. For the three months ended March 31, 2024 and 2023, no dividends were paid from the Insurance Entities to PSI.
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

	March 31, 2024	December 31, 2023
Statutory capital and surplus
UPCIC	$355,633	$350,933
APPCIC	$26,731	$25,526
Ten percent of total liabilities
UPCIC	$157,377	$151,367
APPCIC	$2,543	$2,398
As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement. The Insurance Entities also met the capitalization requirements of the other states in which they are licensed as of March 31, 2024.
The following table summarizes combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Combined net income (loss)	$(2,654)	$(4,381)

The Insurance Entities each are required annually to comply with the NAIC risk-based capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of a weak or deteriorating condition. As of March 31, 2024 and December 31, 2023, based on calculations using the appropriate NAIC RBC formula, the Insurance Entities each reported total adjusted capital in excess of the requirements.
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	March 31, 2024	December 31, 2023
Restricted cash and cash equivalents
Florida	$1,800	$1,800
Georgia	35	35
North Carolina	800	800
Total	$2,635	$2,635

Investments
Hawaii	$2,783	$2,762
Massachusetts	122	121
South Carolina	132	131
Virginia	316	315
Total	$3,353	$3,329

Note 6. Liability for Unpaid Losses and Loss Adjustment Expenses
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$510,117	$1,038,790
Less: Reinsurance recoverable	(183,435)	(798,680)
Net balance at beginning of period	326,682	240,110
Incurred related to:
Current year	240,187	202,836
Prior years	—	3,318
Total incurred	240,187	206,154
Paid related to:
Current year	96,333	67,783
Prior years	141,943	178,020
Total paid	238,276	245,803
Net balance at end of period	328,593	200,461
Plus: Reinsurance recoverable	101,036	669,946
Balance at end of period	$429,629	$870,407
During the three months ended March 31, 2024, the liability for unpaid losses and loss adjustment expenses, prior to reinsurance, decreased by $80.5 million from $510.1 million as of December 31, 2023 to $429.6 million as of March 31, 2024. The decrease was principally the result of the settlement of Hurricane Ian claims, other prior hurricanes and claims arising in the current and prior accident years.
Prior year development includes changes in previous estimates for unpaid Losses and LAE for all events occurring in prior years including hurricanes, other weather, and non-weather claims affected by pre-reform market conditions in Florida, and in 2023 also included changes in prior estimates resulting from the evaluation of claims in anticipation of the commutation of Hurricane Irma losses with the FHCF. In recent years, the Company has strengthened reserves as a result of adverse development due to Florida homeowners, tenants and condo owners coverages arising from non-weather and weather events. Similar to other carriers operating in the Florida homeowners marketplace, the Company has experienced deterioration in non-weather claims, such as roof claims and other water damage claims, and hurricane claims due to an unfavorable claims environment characterized by increases in policyholder demands and significant attorney representation. In 2023, adverse development was due to represented and litigated claims, and Florida weather claims for accident years 2017 and later. One of management’s objectives in 2023 and continuing into 2024 is to strengthen reserves on those prior period claims, which do not benefit from the new legislation signed in late 2022 that eliminated the one-way attorneys’ fee statute and assignments of benefits, established a one-year post-loss reporting period and made other reforms intended to improve the Florida market.
Losses and LAE experience over the past several years including both the three months ended March 31, 2024 and twelve months ended December 31, 2023, reflects an adverse litigation environment and other market conditions in Florida that the Florida Legislature has been attempting to address with the passage of legislation spanning several years. The most significant changes were made during a special session held in December 2022. Although the market remains early in the implementation phase of the new laws and their ultimate effects will not be known for some time, the Company considered and included the anticipated effects of the enacted legislation on post-reform claims in developing its ultimate loss projections and reserve estimates as of March 31, 2024.
In addition to the actions taken by the Florida legislature, management has been taking actions to improve losses and LAE experience through several means including operational initiatives designed to improve the efficiency and effectiveness of the claims cycle and reduce the impact of litigation; implementing pricing adjustments to reflect the loss experience as well as inflation and the increasing cost of reinsurance; reducing exposures that disproportionately contribute to elevated claims costs and expenses; and securing efficient reinsurance programs to protect against catastrophes.
During the three months ended March 31, 2024, there was adverse prior years’ gross reserve development of $93.0 thousand, and no unfavorable development net of that ceded. During the three months ended March 31, 2023, there was adverse prior years’ reserve development of $5.4 million gross less $2.1 million ceded resulting in $3.3 million net unfavorable development. The direct and net prior years’ reserve development for the quarter ended March 31, 2023 was principally due to gross reserve development for Hurricane Sally.

Note 7. Long-term Debt
Long-term debt consists of the following as of the dates presented (in thousands):

	March 31,	December 31,
	2024	2023
Surplus note	$3,676	$4,044
5.625% Senior unsecured notes	100,000	100,000
Total principal amount	103,676	104,044
Less: unamortized debt issuance costs	(1,861)	(2,038)
Total long-term debt, net	$101,815	$102,006
Surplus Note
On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a 20-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. The carrying amount of the surplus note is included in the statutory capital and surplus of UPCIC. UPCIC was in compliance with the terms of the surplus note as of March 31, 2024.
Senior Unsecured Notes
On November 23, 2021, the Company entered into Note Purchase Agreements with certain institutional accredited investors and qualified institutional buyers pursuant to which the Company issued and sold $100.0 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”). The Note Purchase Agreements contain certain customary representations, warranties and covenants made by the Company.
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
The indenture governing the Notes contains financial covenants, terms, events of default and related cure provisions that are customary in agreements used in connection with similar transactions. As of March 31, 2024, the Company was in compliance with all applicable covenants, including financial covenants.
The Notes are unsecured senior obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank equally in right of payment to the Unsecured Revolving Loan described below.
Unsecured Revolving Loan
On June 30, 2023, the Company entered into a committed and unsecured $40.0 million revolving credit line with JP Morgan Chase Bank, N.A. This agreement succeeded the previous $37.5 million revolving credit line with J.P. Morgan Chase, N.A., entered into on October 31, 2022. As of March 31, 2024, the Company has not borrowed any amount under this revolving loan. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings mature on June 29, 2024, 364 days after the inception date and carry an interest rate of prime rate plus a margin of 2%. The credit line is subject to annual renewals. The credit line contains customary financial and other covenants, with which the Company is in compliance.

Interest Expense
The following table provides interest expense related to long-term debt during the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest Expense:
Surplus note	$39	$53
5.625% Senior unsecured notes	1,406	1,406
Non-cash expense (1)	177	177
Total	$1,622	$1,636
(1) Represents amortization of debt issuance costs.

Note 8. Stockholders’ Equity

From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares			Average
			Repurchased During the		Aggregate	Price Per	Plan
		Dollar Amount	Three Months Ended March 31,		Purchase	Share	Completed or
Date Authorized	Expiration Date	Authorized	2024	2023	Price	Repurchased	Expired
March 11, 2024	March 11, 2026	$20,000	288	—	$6	$20.42
June 12, 2023	June 10, 2025	$20,000	207,722	—	$4,133	$19.90	March 2024

See the “Condensed Consolidated Statements of Stockholders’ Equity” for a roll-forward of treasury shares.

Note 9. Income Taxes
Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. As of March 31, 2024, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.

For the three months ended March 31, 2024,there was no current reporting period activity recorded in the operating statement or the balance sheet related to uncertain tax positions.

The effective tax rate for the three months ended March 31, 2024 was 29.1% compared to 26.3% for the period ending March 31, 2023. The provision for income taxes differed from the statutory rate as follows:

	Three Months Ended March 31,
	2024	2023
Expected provision at federal statutory tax rate	21.0%	21.0%
Increases (decrease) resulting from:
State income tax, net of federal tax benefit	3.6%	2.3%
Disallowed compensation	1.3%	3.1%
Equity compensation shortfall	3.3%	—%
Nondeductible expenses	0.1%	0.2%
Dividend received deduction	(0.2)%	(0.3)%
Total income tax expense (benefit)	29.1%	26.3%

Note 10. Earnings (Loss) Per Share
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
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings (loss) per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator for EPS:
Net income (loss)	$33,657	$24,173
Less: Preferred stock dividends	(3)	(3)
Income (loss) available to common stockholders	$33,654	$24,170
Denominator for EPS:
Weighted average common shares outstanding	28,869	30,382
Plus: Assumed conversion of share-based compensation (1)	510	219
Assumed conversion of preferred stock	25	25
Weighted average diluted common shares outstanding	29,404	30,626
Basic earnings (loss) per common share	$1.17	$0.80
Diluted earnings (loss) per common share	$1.14	$0.79

(1)	Represents the dilutive effect of common shares issuable upon the exercise of stock options, non-vested performance share units, non-vested restricted stock units and non-vested restricted stock.

Note 11. Other Comprehensive Income (Loss)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended March 31,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(3,442)	$(848)	$(2,594)	$17,593	$4,330	$13,263
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	69	17	52	701	173	528
Other comprehensive income (loss)	$(3,373)	$(831)	$(2,542)	$18,294	$4,503	$13,791

The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended March 31,
	2024	2023
Unrealized gains (losses) on available-for-sale debt securities	$(69)	$(701)	Net realized gains (losses) on sale on investments
Related tax (expense) benefit	17	173	Income tax expense (benefit)
Total reclassification for the period	$(52)	$(528)	Net of tax

Note 12. Commitments and Contingencies
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

Note 13. Fair Value Measurements
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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$21,653	$—	$21,653
Corporate bonds	—	741,942	—	741,942
Mortgage-backed and asset-backed securities	—	320,704	—	320,704
Municipal bonds	—	14,092	—	14,092
Redeemable preferred stock	—	8,667	—	8,667
Equity Securities:
Common stock	14,027	—	—	14,027
Mutual funds	67,632	—	—	67,632
Investment in Private Equity Limited Partnership	—	—	10,434	10,434
Total assets accounted for at fair value	$81,659	$1,107,058	$10,434	$1,199,151

	Fair Value Measurements
	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$23,258	$—	$23,258
Corporate bonds	—	715,714	—	715,714
Mortgage-backed and asset-backed securities	—	303,146	—	303,146
Municipal bonds	—	14,039	—	14,039
Redeemable preferred stock	—	8,173	—	8,173
Equity Securities:
Common stock	15,438	—	—	15,438
Mutual funds	65,057	—	—	65,057
Investment in Private Equity Limited Partnership	—	—	10,434	10,434
Total assets accounted for at fair value	$80,495	$1,064,330	$10,434	$1,155,259

The following table summarizes quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of the dates presented (in thousands):

	As of March 31, 2024
					Range
	Fair Value	Valuation Methodology	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
Investment in Private Equity Limited Partnership	10,434	Market Approach	Trailing Twelve Month EBITDA Multiple	5.3x	5.3x	5.3x

	As of December 31, 2023
					Range
	Fair Value	Valuation Methodology	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
Investment in Private Equity Limited Partnership	10,434	Market Approach	Trailing Twelve Month EBITDA Multiple	5.3x	5.3x	5.3x
These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.
The Company utilizes third-party independent pricing services that provide a price quote for each available-for-sale debt security and equity security. Management reviews the methodology used by the pricing services. If management believes that the price used by the pricing service does not reflect an orderly transaction between participants, management will use an alternative valuation methodology. There were no adjustments made by the Company to the prices obtained from the independent pricing source for any security included in the tables above. The Company elected the fair value option because it allowed the investment to be valued based on current market conditions.
Additionally, the timing of the delivery of the fund’s financial statements and financial information is on a three-month lag which results in a three-month delay in the recognition of our share of the limited partnership’s earnings or losses. But because this is the best information available, effective in 2024, it will be used as an estimate for the fair value at our reporting dates, unless conditions have changed significantly in the economy or securities markets. In such a case, we will adjust our estimate with the assistance from the general partner.

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	As of March 31, 2024		As of December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities (debt):
Surplus note (1)	$3,676	$3,492	$4,044	$3,783
5.625% Senior unsecured notes (2)	100,000	96,867	100,000	98,953
Total debt	$103,676	$100,359	$104,044	$102,736
(1) The fair value of the surplus note was determined by management from the expected cash flows discounted using the interest rate quoted by the holder. The SBA is the holder of the surplus note and the quoted interest rate is below prevailing rates quoted by private lending institutions. However, as the Company’s use of funds from the surplus note is limited by the terms of the agreement, the Company has determined the interest rate quoted by the SBA to be appropriate for the purpose of establishing the fair value of the note (Level 2).
(2) The fair value of the senior unsecured notes was determined based on pricing from quoted prices for similar assets in active markets and was included as Level 2.

Note 14. Variable Interest Entities
The Company entered into a reinsurance captive arrangement with Isosceles Insurance Ltd. acting in respect of “Separate Account UVE-01,” a VIE in the normal course of business and consolidated the VIE since the Company is the primary beneficiary. Please see to “Part II, Item 8—Note 2 (Summary of Significant Accounting Policies)” of our Annual Report on Form 10-K for the year ended December 31, 2023 for more information about the methodology and significant inputs used to consider to consolidate a VIE.
The Company has used the VIE to provide certain reinsurance coverage to the Insurance Entities (UPCIC and APPCIC). In 2023, the Insurance Entities entered into a reinsurance transaction whereby the VIE provided catastrophe reinsurance protection to the Insurance Entities for the period of June 1, 2023 through May 31, 2024.
Effective December 6, 2023, this captive reinsurance policy was commuted whereby the Insurance Entities and UIH received funds previously held in trust by the VIE as agreed to under the commutation. There were no agreements in place with the VIE as of March 31, 2024 as a result of the commutation.

Note 15. Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of March 31, 2024 except as disclosed below.

On April 3, 2024, the Insurance Entities’ three year Catastrophe Bond with Cosaint Re Pte. Ltd. concluded, with no losses ceded during the term of this agreement.

Additionally, on April 10, 2024, the Company declared a quarterly cash dividend of $0.16 per share of common stock payable May 17, 2024, to shareholders of record on May 10, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Company” refer to Universal Insurance Holdings, Inc. (“UVE”) and its wholly-owned subsidiaries. You should read the following discussion together with our unaudited condensed consolidated financial statements (“Financial Statements”) and the related notes thereto included in “Part I, Item 1—Financial Statements,” and our audited condensed consolidated financial statements and the related notes thereto included in “Part II, Item 8—Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for any one quarter are not necessarily indicative of results to be expected for any quarter or for the year.
Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These forward-looking statements may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets,” and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure and other risk management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. A detailed discussion of the risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is set forth below, which are a summary of those in the section titled “Risk Factors” (Part I, Item 1A) of our Annual Report on Form 10-K for the year ended December 31, 2023. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

OVERVIEW
We are a vertically integrated holding company offering property and casualty insurance and value-added insurance services. In addition, we generate revenue from our investment portfolio, reinsurance brokerage services, the receipt of managing general agency fees from policy holders and from other sources of revenue (collectively “Other Revenue Sources”). We develop, market and underwrite insurance products for consumers predominantly in the personal residential homeowners’ line of business and perform substantially all insurance-related services for our insurance entities, including risk management, claims management, and distribution. Our insurance entities, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), offer insurance products through both appointed independent agent network and our online distribution channels across 18 states with Florida representing 79.5% of our direct premiums written for the three months ended March 31, 2024, and with licenses to write insurance in two additional states. We seek to produce an underwriting profit (defined as earned premium-net minus losses, loss adjustment expense (“LAE”), policy acquisition costs and other operating costs) over the long term, along with growing our Other Revenue Sources.
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A should be read in conjunction with our Financial Statements and accompanying Notes appearing elsewhere in this Report (the “Notes”). In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed above under “—Cautionary Note Regarding Forward-Looking Statements.”
Trends and Geographical Distribution
Florida Trends
We seek to achieve long-term rate adequacy and earnings for the Insurance Entities while looking to take advantage of what we believe to be market opportunities. We have been adjusting rates, managing exposures, and implementing recently-enacted Florida legislation, which is intended to curtail claims-related abuses, address adverse Florida claim trends, and improve underwriting results. The Florida personal lines homeowners’ market in recent years has been operating under distressed conditions wherein insurance companies’ major costs items, such as losses, LAE and reinsurance, have been significantly increasing and have led to insurance companies’ striving to recover these costs through rate and underwriting action. The Florida market can be characterized as a “hard market,” where insurance premium rates have been escalating, insurers have been reducing coverages, and underwriting standards have tightened as insurers closely monitor insurance rates and manage coverage capacity. Due to conditions in the Florida market and factors more generally affecting the U.S. and global reinsurance markets, reinsurance capacity in recent years has also been subject to increases in pricing and less favorable terms. These market forces have decreased competition among admitted insurers, and ultimately resulted in the increased use of Citizens, which was created to be the “market of last resort” or residual property insurance market in Florida. In recent years, in response to rising claims costs and increased reinsurance costs. most admitted market competitors have implemented significant rate increases to address these trends. Meanwhile, Citizens’ rate increases are limited by law, resulting in its policies typically being priced lower than admitted market policies. This causes Citizens, for many policy types and areas of Florida, to become viewed as a desirable alternative to the admitted market. Our Insurance Entities likewise have taken and continue to take action to manage through this hard market by adjusting rates, managing exposures, and implementing Florida’s statutory reforms intended to curtail claims-related abuses, while also seeking to maintain their competitive position in the Florida market, supporting our current policyholders and agents.

In December 2022, the Florida legislature enacted substantial reforms intended to mitigate rising claims costs and further premium increases while also enhancing service and service standards to policyholders. These laws have required insurers, including the Insurance Entities, to implement faster claims-response standards and to comply with additional regulatory oversight requirements intended to increase consumer protections. The reforms also seek to curtail certain claimants’ abusive claims practices against insurance carriers, which have contributed substantially to the Florida market’s recent problems of escalating claim costs. Among the reforms, the Florida legislature eliminated policyholders’ former one-way statutory right to attorneys’ fees reimbursement and eliminated the ability of policyholders to assign their insurance benefits to third parties. The Florida legislature also reduced the post-loss time period for submitting claims to one year as contrasted with prior laws permitting claims to be reported two years or even three years after loss events, which led to extended solicitations of claims by contractors, public adjusters, and attorneys and created challenges for insurers in evaluating the cause and amount of the late-reported claims.

The most significant statutory reforms took effect for policies issued after December 16, 2022. Policies written before this date might benefit from procedural changes made by the legislature but remain subject to substantive laws previously in effect. Claims associated with policies issued prior to the reforms typically continue to be adversely impacted by the concerns that have plagued the market in recent years, including disproportionately high incidences of represented and litigated claims. As a result, losses and LAE associated with these claims remain high, exceeding historical patterns in Florida and in other states. Although the Insurance Entities’ number of remaining claims subject to pre-reform laws continues to decline, it will be several years before all of these claims are settled or brought to an adjudicated conclusion. We are optimistic that the legislative reforms will gradually improve the Florida claims environment as the number of claims associated with the pre-reform era continues to decline and more of the Insurance Entities’ claims benefit from the reforms.

We seek to achieve rate adequacy for the Insurance Entities, recognizing the effects of the recent Florida claims environment on losses, LAE and expenses, while also taking into account potential benefits associated with the reforms. We have continued to experience increased costs for losses and LAE in the Florida market, where an industry developed around the solicitation, filing, and litigation of personal residential claims. These dynamics have worsened due to the litigation financing industry, which in some cases funds these actions. In addition, rising inflation, as seen in the cost of labor and material supplies, has further escalated costs associated with the settlement of claims. These conditions and the resulting increases in losses and LAE are chief contributing factors for the rate increases in this market. Adverse actions by public adjusters and lawyers in recent years have resulted in elevated levels of represented claims, increases in purported claim amounts, and increased demands for attorneys’ fees. Active solicitation of personal residential claims in Florida by policyholder representatives, remediation companies, and repair companies has led to an increase in the frequency and severity of personal residential claims in Florida, exceeding historical levels and levels seen in other jurisdictions. Information prepared by the FLOIR shows that claims in Florida are litigated at a substantially disproportionate rate when compared to other states. This is largely due to a Florida statute in effect prior to December 16, 2022, providing a one-way right of attorneys’ fees against insurers which has, when coupled with certain other statutes and judicial rulings, produced a legal environment in Florida that encourages litigation, in many cases without regard to the underlying merits of the claims. The one-way right to attorneys’ fees essentially means that unless an insurer’s position is substantially upheld in litigation, the insurer must pay the plaintiff’s attorneys’ fees in addition to its own defense costs. This affects not only pre-reform claims that are litigated to resolution, but also the settlement discussions that take place with nearly all litigated pre-reform claims. This also affects a large number of claims from inception or during the adjusting process as a substantial percentage of policyholders obtain representation early in the process, sometimes even before notifying insurers of their claims. These market conditions also have added complexity to efforts to efficiently and expeditiously adjust claims. This is due to an increasing number of policyholders who have one or more recent prior losses with the Insurance Entities or with other insurers, which then require evaluation during subsequent claims and determinations regarding whether property has been repaired consistently with the scope and amount of damage previously asserted. The law changes referenced above are intended to curtail the abuses and mitigate the costs associated with represented and litigated claims, assignments of benefits, and late-reported claims. Because many of the reforms apply only to new or renewal policies issued after the effective date of the law change, the impact of the new laws on claims and claims-related costs will not be fully known for several years. This is especially the case as many of the Insurance Entities’ pre-reform claims that remain open have not been conducive to resolution through the claims adjusting process or efficient alternative dispute resolution methods but rather continue in litigation, driving up the eventual settlement cost.

Despite our initiatives in implementing law changes and responding to adverse claims behaviors and trends, our costs to settle claims in Florida have increased for the reasons noted herein. For example, the Company continues to adjust its estimate of expected losses and increases estimates associated with prior years’ claims when indicated. Over the past five years, even as we have increased our estimates of expected losses each year, we have recorded adverse claim development on prior years’ loss reserves and further strengthened current year losses during the year to address the increasing impact that Florida’s market disruptions had on claim cost trends, especially rising costs from one-way attorneys’ fees as well as the impact of rising costs of building materials and labor. The full extent and duration of these market disruptions on the claim settlement process and inflationary pressures are unknown and still unfolding, and we will monitor the impact of such disruptions on the recording and reporting of claim costs.

The Company has taken a series of steps over time to mitigate the financial impact of these negative trends in the Florida market. We also have closely monitored rate levels, especially in the Florida market, and have submitted rate filings based upon evolving data. However, because rate filings rely upon past loss and expense data and take time to develop, file and implement, we can experience significant delays between identifying needed rate adjustments, filing the associated rate changes, and ultimately collecting and earning the resulting increased premiums. This is particularly the case in an era of rising costs such as the recent Florida market, in which the costs of losses and loss adjustment expenses increased due to Florida’s outsized claims litigation environment and inflationary pressure. Similarly, the Company evaluates and periodically adjusts its policy forms in response to market factors and competitive considerations. While policy form changes can be beneficial in the Company’s risk management initiatives, like with rate adjustments, we can experience delays between identifying desired changes, filing and gaining regulatory approval of the changes, and implementing the new forms.

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

Summary of Recent Rate Changes
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
In July 2023, UPCIC filed a 7.5% rate increase on Florida personal residential homeowners’ line of business, effective July 17, 2023, for new business and November 4, 2023, for renewal business. Additionally, in October 2023, UPCIC filed a 4.1% rate increase on Florida personal dwelling-fire lines of business, effective January 15, 2024, for both new and renewal business. Both of these rate increases were implemented under use and file rating laws and are pending review with regulators.
For 2024, the following rate changes for UPCIC have been approved by regulators in states other than Florida:
•Georgia: +14.8% effective November 21, 2023, for new business, and January 10, 2024, for renewal business
•South Carolina: +7.8% effective January 16, 2024, for new business, and March 6, 2024 for renewal business
•Alabama: +14.3% effective March 13, 2024, for new business, and May 2, 2024, for renewal business
•Indiana: +8.0% effective March 22, 2024 for new business, and May 11, 2024, for renewal business
•Minnesota: +14.9% effective April 19, 2024, for new business, and May 20, 2024, for renewal business
•Massachusetts: +11.9% effective April 8, 2024, for new business, and May 28, 2024, for renewal business
The following rate filings are pending approval by state regulators:
•Maryland: +13.3% effective January 22, 2024 for new business, and March 12, 2024, for renewal business
•New York: +14.7% effective March 11, 2024, for new business, and April 30, 2024, for renewal business
•Pennsylvania: +3.0% effective June 1, 2024, for new business, and July 21, 2024, for renewal business
The pending New York and Maryland rate filings are use and file rates, but prior approval for forms, so the effect in their cases is prior approval.
KEY PERFORMANCE INDICATORS
The Company considers the measures and ratios in the following discussion to be key performance indicators for its businesses. Management believes that these indicators are helpful in understanding the underlying trends in the Company’s businesses. Some of these indicators are reported on a quarterly basis and others on an annual basis. Please also refer to “Part II, Item 8—Note 2 (Summary of Significant Accounting Policies)” of our Annual Report on Form 10-K for the year ended December 31, 2023 for definitions of certain other terms we use when describing our financial results.
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
•For the FHCF Reimbursement Contracts effective June 1, 2023, both UPCIC and APPCIC have continued the election of the 90% coverage level. The total mandatory FHCF layer provides approximately $1.316 billion of coverage for UPCIC, which inures to the benefit of the open market coverage secured from private reinsurers and Cosaint Re Pte. Ltd (covers UPCIC only) and the total mandatory FHCF layer provides approximately $22.5 million of coverage for APPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.
•For the participation in the RAP program for the 2023-2024 period, the total RAP layer provides approximately $202.8 million of coverage for UPCIC and $3.5 million of coverage for APPCIC, both of which inure to the benefit of the open market coverage secured from private reinsurers.
•To further insulate future years, UPCIC has secured $277 million of catastrophe capacity below the FHCF, with contractually agreed limits that extend coverage to include the 2023 wind season. UPCIC’s catastrophe bond, secured leading up to the 2021-2022 renewal, Cosaint Re Pte. Ltd, continued to provide one limit of $150 million during the 2023-2024 program. Refer to Note 15 (“Subsequent Events”) for details of the commutation.

Reinsurers

The table below provides the A.M. Best and S&P financial strength ratings for each of the largest rated third-party reinsurers in UPCIC’s/APPCIC’s 2023-2024 reinsurance program:

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
Commutations
During the third quarter of 2023, the Insurance Entities entered into commutation agreements with certain of its reinsurers, which resulted in the receipt of cash to settle estimated obligations otherwise recoverable under the reinsurance agreements resulting in no gain or loss. The Insurance Entities commuted their respective 2017/18 reimbursement contracts with the FHCF in accordance with a contractual requirement for commutation to commence no later than five years following the end of the relevant reimbursement contract year. The other commutations were mutually agreed upon and entered into with third-party reinsurers when the Insurance Entities and reinsurers deemed the commutations to be in their respective best interests, with the most recent commutation becoming effective on January 1, 2024. Whether as a contractual obligation (in the case of the FHCF) or through mutual agreement (in the case of third-party reinsurers), commutation is a process by which a ceding insurer and assuming reinsurer evaluate and agree upon, or otherwise determine, a final payment amount due to the ceding insurer under a reinsurance/reimbursement contract in exchange for a release of the assuming reinsurer from all future obligations to pay ceded losses under the commuted contract.

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
Highlights for the quarter ended March 31, 2024
•Rate filings and automatic policy inflation adjustments to policy insured values are increasing written and earned premium as the new rates and property insured values take effect on policy renewals and new business, and earn prospectively over the policy period.
•Management is continuing its efforts to prudently manage new business risk selection and improve risk exposure diversification, while rate increases are taking effect to improve profitability. Management has revised new business binding guidelines to facilitate increased new business in most Florida territories as rate increases earn in and the benefits of recent Florida legislation take effect, resulting in an increase in policies in-force in the quarter.
•Declared dividends per common share of $0.16 on February 8, 2024, paid on March 15, 2024, to shareholders of record as of the close of business on March 8, 2024.
•The Company repurchased 208,010 shares for a total of $4.1 million, or $19.90 per share in the first quarter of 2024, completing the 2025 repurchase program totaling $20.0 million. On March 12, 2024, the Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $20.0 million of its outstanding shares of common stock through March 11, 2026.
•Costs for reinsurance in Q1 2024 benefited from the no cost reinsurance protection provided by Florida’s RAP program.
•Demotech reaffirmed its A rating for UPCIC and APPCIC on January 22, 2024.

First quarter of fiscal 2024 results of operations comparisons are to first quarter of fiscal 2023 (unless otherwise specified).
Results of Operations — Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Net income was $33.7 million for the three months ended March 31, 2024, compared to net income of $24.2 million for the same period in 2023. Benefiting the quarter were increases in premiums earned, net, an increase in net investment income, an increase in unrealized gains on investments, and an increase in policy fees, partially offset by an increase in operating costs and expenses, and a decrease in commission revenue. Direct premium earned and premiums earned, net were up 5.9% and 18.4%, respectively compared to direct premium earned and premiums earned in the first quarter of 2023, due to premium in force growth in 16 states in which we are licensed and writing during the past 12 months as a result of rate increases implemented during past years, in addition to an increase in policies in force in 12 states. Premiums earned, net, were also favorably impacted by a decrease in reinsurance expenses for the 2023-2024 contract year primarily due to the Insurance Entities’ mandatory participation in Florida’s RAP program, which allowed insurers to access a layer of reinsurance coverage below the FHCF industry retention at no cost to the insurers. The lower reinsurance costs, effective June 1 2023, have a favorable effect on financial ratios which are based on net earned premium. For the quarter ended March 31, 2024, the loss ratio declined to 71.9% from 73.1% for the same period in 2023 primarily due to an increase in premiums earned, net, a decrease in adverse prior year reserve development, partially offset by a higher direct loss ratio for the current accident year. See 2024 Reinsurance Ratio Benefit noted below. As a result of the above and as further explained below, the combined ratio for the three months ended March 31, 2024 was 95.5% compared to 100.0% for the three months ended March 31, 2023. See “Overview—Trends and Geographical Distribution—Florida Trends” regarding our response to the Florida market.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Three Months Ended March 31,		Change
	2024	2023	$	%
REVENUES
Direct premiums written	$446,179	$410,102	$36,077	8.8%
Change in unearned premium	35,893	45,266	(9,373)	(20.7)%
Direct premium earned	482,072	455,368	26,704	5.9%
Ceded premium earned	(148,047)	(173,144)	25,097	(14.5)%
Premiums earned, net	334,025	282,224	51,801	18.4%
Net investment income	13,523	10,698	2,825	26.4%
Net realized gains (losses) on investments	(77)	(788)	711	(90.2)%
Net change in unrealized gains (losses) on investments	3,106	957	2,149	224.6%
Commission revenue	11,033	17,282	(6,249)	(36.2)%
Policy fees	4,405	4,167	238	5.7%
Other revenue	1,944	1,968	(24)	(1.2)%
Total revenues	367,959	316,508	51,451	16.3%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	240,187	206,154	34,033	16.5%
General and administrative expenses	78,666	75,927	2,739	3.6%
Total operating costs and expenses	318,853	282,081	36,772	13.0%
Interest and amortization of debt issuance costs	1,622	1,636	(14)	(0.9)%
INCOME (LOSS) BEFORE INCOME TAXES	47,484	32,791	14,693	44.8%
Income tax expense (benefit)	13,827	8,618	5,209	60.4%
NET INCOME (LOSS)	$33,657	$24,173	$9,484	39.2%
Other comprehensive income (loss), net of taxes	(2,542)	13,791	(16,333)	NM
COMPREHENSIVE INCOME (LOSS)	$31,115	$37,964	$(6,849)	(18.0)%
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$1.14	$0.79	$0.35	44.3%
Weighted average diluted common shares outstanding	29,404	30,626	(1,222)	(4.0)%

NM – Not Meaningful

Revenues
Direct premiums written increased by $36.1 million, or 8.8%, for the quarter ended March 31, 2024, driven by premium growth within our Florida business of $17.5 million, or 5.2%, and premium growth in our other states business of $18.6 million, or 25.6%, as compared to the prior year. Rate increases approved in 2023 and 2024 for Florida and for certain other states and policy inflation adjustments were the principal driver of higher written premiums in addition to an increase in policies in force in 12 other states. In total, policies in force increased 10,146, or 1.3%, from 809,932 at December 31, 2023 to 820,078 at March 31, 2024. A summary of the recent rate increases which are driving increases in written premium is discussed above under “Overview—Trends and Geographical Distribution—Florida Trends.”
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
Management continues to manage policy counts and exposures intended to control the growth of exposures relating to new business. Rate increases continue to take effect, and new business underwriting rules are reviewed and updated as needed in the states we underwrite in. This quarter we saw an increase in policies in force of 10,146, or 1.3% during 2024 from 809,932 at December 31, 2023 to 820,078 at March 31, 2024. Direct premiums written continue to increase across the majority of states in which we conduct business. As a result of our business strategy, rate changes and disciplined underwriting initiatives, year over year we have seen an overall decrease in policies in force in the aggregate, but an increase in premium in force, and an increase in total insured value in a majority of states for the past two years. We actively wrote policies in 18 states during the first quarter of 2024. In addition, we are authorized to do business in Tennessee and Wisconsin. In 2023, UPCIC filed with its regulators in Hawaii to withdraw from the state, with the withdrawal and nonrenewal of policies expected to be completed by the end of 2024. Compared to March 31, 2023, at March 31, 2024, policies in force decreased by 7,903 policies, or 1.0%; premium in force increased $101.1 million, or 5.4%; and total insured value increased $8.5 billion, or 2.6%,
Direct premium earned increased by $26.7 million, or 5.9%, for the quarter ended March 31, 2024, reflecting the earning of premiums written over the past 12 months, including the benefit of rate changes due to primary rate filings, filings to cover increased reinsurance costs as well as policy premium adjustments due to increases in insured values caused by inflation.
Reinsurance
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents premiums paid to reinsurers for this protection and is a cost which reduces net written and net earned premiums. In total, ceded premium earned decreased $25.1 million, or 14.5%, for the quarter ended March 31, 2024 as compared to the same period of the prior year. The decrease in reinsurance costs reflects several factors, including the Insurance Entities’ mandatory participation in the RAP program for the 2023/2024 reinsurance program, which allowed insurers to access a layer of reinsurance coverage that is below the FHCF industry retention at no cost to the insurer. In exchange, the Insurance Entities adopted a 1.4% one-year rate reduction. Also benefiting reinsurance costs in Q1 2024 was the absence of reinstatement premiums, In September 2022, reinstatement premiums totaling $24.6 million were written, and were earned prospectively through May 31, 2023, increasing reinsurance costs in the same quarter of the prior year. Reinsurance costs, as a percentage of direct premium earned, decreased from 38.0% in the first quarter of 2023 to 30.7% during the current quarter. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period which typically runs from June 1st to May 31st. See the discussion above for the Insurance Entities’ 2023-2024 reinsurance programs and “Item 1— Note 4 (Reinsurance).”
2023 Reinsurance Ratio Benefit
Costs for reinsurance in the first quarter of 2024 were lower than those in the same period in 2023 because of Florida’s RAP program in the 2023-2024 reinsurance program. This is a one time, no cost reinsurance benefit to the Insurance Entities which in exchange provided a rate decrease to policyholders of approximately 1.4%. The lower reinsurance costs, effective June 1 2023, have a favorable effect on financial ratios which are based on net earned premium.
Investment Results
Net investment income was $13.5 million for the three months ended March 31, 2024, compared to $10.7 million for the same period in 2023, an increase of $2.8 million, or 26.4%. Invested cash balances, along with liquidity generated by our investment portfolio from maturities, principal repayments, and interest payments received, were invested in higher rates, resulting in an increase in investment returns on our portfolio and cash balances.
We look to optimize our investment portfolio on a rolling basis, which, from time-to-time, results in portfolio shaping opportunities. During the three months ended March 31, 2024, sales of available-for-sale debt securities and sales of equity securities resulted in net realized losses of $77.0 thousand.

There was a $3.1 million net unrealized gain on investments during the three months ended March 31, 2024, largely driven by our portfolio optimization efforts in the public equity markets, coupled with the overall domestic equity market appreciation tailwind during 2024, compared to a $1.0 million net unrealized gain on investments during the three months ended March 31, 2023.
Total invested assets were $1.20 billion as of March 31, 2024 compared to $1.16 billion as of December 31, 2023. The increase is primarily attributable to unrealized gains on our equity portfolio, and increases in net investment income, partially offset by pricing weakness in our Fixed Income portfolio as inflation uncertainty continues. Cash and cash equivalents were $396.3 million at March 31, 2024 compared to $397.3 million at December 31, 2023, a decrease of 0.2%. See below “—Analysis of Financial Condition” for more information. Cash and cash equivalents are invested short-term until needed to settle loss and LAE payments, reinsurance premium payments, and operating cash needs, or until they are deployed by our investment advisors.
Commissions, Policy Fees and Other Revenue
Commission revenue is comprised principally of brokerage commissions we earn from traditional open market third-party reinsurers, which excludes reinsurance provided by the State of Florida as well as catastrophe bond participants. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the three months ended March 31, 2024, commission revenue was $11.0 million, compared to $17.3 million for the three months ended March 31, 2023. The decrease in commission revenue of $6.2 million, or 36.2%, for the three months ended March 31, 2024 was primarily due to commissions on reinstatement premiums attributable to Hurricane Ian which were earned through May 31, 2023, which increased commission revenue in Q1 2023 compared to Q1 2024 where there were no reinstatement premiums.
Policy fees for the three months ended March 31, 2024 were $4.4 million compared to $4.2 million for the same period in 2023. The decrease of $0.2 million, or 5.7%, was the result of an increase in the combined total number of policies written during the three months ended March 31, 2024 compared to the same period in 2023 in states in which we are permitted to charge this fee.
Other revenue, representing revenue from policy installment fees, premium financing, and other miscellaneous income, was $1.9 million for the three months ended March 31, 2024 compared to $2.0 million for the same period in 2023.
Non-GAAP
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, was $364.9 million for the three months ended March 31, 2024 compared to $316.3 million for the same period in 2023.
Operating Costs and Expenses
Losses and Loss Adjustment Expenses
Losses and LAE experience over the past several years including both 2024 and 2023, reflects an adverse litigation environment as well as other market conditions in Florida that the Florida Legislature has attempted to address through the passage of legislation spanning several years, with the most significant changes made during a special session held in December 2022. See “Overview—Trends and Geographical Distribution—Florida Trends.”
Losses and LAE, net of reinsurance recoveries was $240.2 million for the three months ended March 31, 2024, resulting in a net loss ratio of 71.9%, compared to $206.2 million, and 73.1%, respectively, for the three months ended March 31, 2023. For the three months ended March 31, 2024, the decline in net loss ratio was primarily due to an increase is direct earned premium driven by rate increases and reduced reinsurance costs which has resulted in improvements to the net loss ratio. See Reinsurance Ratio Benefit noted above.
When compared to the prior year quarter, in Q1 2024 management increased the gross loss pick by 4 loss ratio points at UPCIC to align with full year loss trends for 2023. The quarter ended March 31, 2024, also benefited from the absence of prior year development during Q1 2024 compared to the prior year quarter.
In recent years, we have strengthened reserves and increased our ratio for estimated losses as a result of adverse development due to Florida homeowners’, tenants’, and condominium owners’ coverages arising from non-weather and weather events. Similar to other carriers operating in the Florida homeowner’s marketplace, we have experienced deterioration in water and hurricane claims due to an unfavorable claims environment characterized by increases in policyholder demands related to roof repairs and significant attorney representation. In 2023, adverse development was due to represented and litigated claims, and Florida weather claims for accident years 2017 and later. One of management’s objectives is to strengthen reserves on those prior period claims, when needed, which do not benefit from the new legislation signed in late 2022 that eliminated the one-way attorneys’ fee statute and assignments of benefits, established a one-year reporting period for claims, and made other reforms intended to improve the Florida market. During the three months ended March 31, 2024, management did not find the need to strengthen prior year net reserves resulting in zero prior year net development, compared to $3.3 million for the same period in 2023, or 1.2 net loss ratio points. We continue to see favorable claim trends on Florida losses that occurred subsequent to the effective date of recent legislation (December 16, 2022) enacted in Florida, which was intended to curtail the impact of certain abusive claims practices. However, prior years' claims not covered by the new legislation have greater uncertainty, and as such those claims in the aggregate have the potential to experience adverse development, as claims have settled above previously estimated amounts.
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
All other losses and LAE-net, excluding prior year development, for the current accident year are estimated to be $240.2 million or 71.9% net loss ratio points for the three months ended March 31, 2024, compared to $202.8 million, or 71.9 net loss ratio points for the same period in 2023. See the 2024 ratio benefit noted above. This category also reflects savings from activities performed by affiliates within our holding company system on behalf of our Insurance Entities and our reinsurers when losses and LAE are ceded under our reinsurance contracts. When claims are adjusted by our claims team and files handled by our legal group in this litigious environment in Florida, there are synergies achieved by having these two functions within the same consolidated group that could not be achieved through third parties. This synergistic relationship results in more efficient handling and coordination of claims including represented claims handled by our legal group of close to 500 employees. By choosing not to outsource these activities, we also save money for the consolidated group by generating a potential financial benefit outside of the Insurance Entities that serves to reduce LAE at the consolidated level (contra LAE), particularly following catastrophes. During 2024 these claims-related activities generated a financial charge of $0.3 million compared to a financial benefit of $5.8 million during the three months ended March 31, 2023.
General and Administrative Expenses
For the three months ended March 31, 2024, general and administrative expenses were $78.7 million compared to $75.9 million during the same period in 2023, as follows (dollars in thousands):

	Three Months Ended
	March 31,				Change
	2024		2023		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$334,025		$282,224		$51,801	18.4%
General and administrative expenses:
Policy acquisition costs	54,821	16.4%	51,691	18.3%	3,130	6.1%
Other operating costs	23,845	7.2%	24,236	8.6%	(391)	(1.6)%
Total general and administrative expenses	$78,666	23.6%	$75,927	26.9%	$2,739	3.6%
General and administrative expenses increased by $2.7 million, which was the result of an increase in policy acquisition costs of $3.1 million offset by a decrease in other operating costs of $0.4 million. The total general and administrative expense ratio was 23.6% for the three months ended March 31, 2024 compared to 26.9% for the same period in 2023. See Reinsurance Ratio Benefit note above.
•The increase in policy acquisition costs of $3.1 million was primarily driven by commissions as a result of increases in premium volume in Florida and other states. New and renewal policies written in the first quarter of 2024 increased by 6.4% year over year.
•The decrease in other operating costs was largely driven by favorable experience in our self-insured employee medical plan. This decrease was offset by increases in stock based compensation, policy issuance costs and consulting fees. The other operating cost ratio was 7.2% for the three months ended March 31, 2024, compared to 8.6% for the same period in 2023 due to economies of scale as the premium base increases from rate increases as well as the lower cost of reinsurance.
As a result of the trends discussed above for losses and LAE and general and administrative expenses, the combined ratio for the first quarter ended March 31, 2024 was 95.5% compared to 100.0% for the same period in 2023.
Interest and Amortization of Debt Issuance Costs
Interest and amortization of debt issuance costs for the three months ended March 31, 2024 was $1.6 million for both quarters ended March 31, 2024 and 2023.
Income Tax Expense (Benefit)
Income tax expense was $13.8 million for the quarter ended March 31, 2024, compared to an income tax expense of $8.6 million for the quarter ended March 31, 2023. Our effective tax rate (“ETR”) increased to 29.1% for the quarter ended March 31, 2024, as compared to 26.3% for the quarter ended March 31, 2023. See “Item 1—Note 9 (Income Taxes)” for a table of items reconciling statutory rates to the effective rate for three months ended 2024 and 2023.
Comprehensive Income (Loss)
Other comprehensive loss, net of taxes for the quarter ended March 31, 2024 was $2.5 million compared to other comprehensive income of $13.8 million for the same period in 2023, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income for available-for-sale debt securities sold. The deterioration in 2024 reflects relative shifts in market prices during 2024 compared to 2023. During the first quarter of 2024, maturing securities and investment returns were reinvested at market rates, reducing unrealized losses on maturing securities. The maturity of the remaining securities in an unrealized loss position has also reduced during the year. Over time, unrealized losses on securities in an unrealized loss position lessens as the remaining maturity shortens and securities approach their maturity or par value. See discussion above and “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods.
Non-GAAP
Adjusted operating income (loss) represents GAAP operating income (loss), excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments. Adjusted operating income was $46.1 million for the three months ended March 31, 2024 compared to adjusted operating income of $34.3 million for the same period in 2023.
Adjusted operating income (loss) margin represents adjusted operating income (loss) divided by core revenue. Adjusted operating income margin was 12.6% for the three months ended March 31, 2024 compared to adjusted operating loss margin of 10.8% for the same period in for the three months ended March 31, 2024 compared to adjusted operating income of $34.3 million for the same period in 2023.
Adjusted net income (loss) attributable to common stockholders represents GAAP net income (loss) attributable to common stockholders, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, net of tax. Adjusted net income attributable to common stockholders was $31.4 million for the three months ended March 31, 2024 compared to adjusted net income attributable to common stockholders of $24.0 million for the same period in 2023.
Diluted adjusted earnings (loss) per common share represents adjusted net income (loss) available to common stockholders divided by weighted average diluted common shares outstanding. Diluted adjusted income per common share was $1.07 for the three months ended March 31, 2024 compared to diluted adjusted earnings per common share of $0.79 for the same period in 2023.

Analysis of Financial Condition—As of March 31, 2024 Compared to December 31, 2023
We believe that the cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	March 31,	December 31,
Type of Investment	2024	2023
Available-for-sale debt securities	$1,107,058	$1,064,330
Equity securities	81,659	80,495
Other investments, at fair value	10,434	10,434
Investment real estate, net	5,479	5,525
Total	$1,204,630	$1,160,784
See “Item 1—Condensed Consolidated Statements of Cash Flows” and “Item 1—Note 3 (Investments)” for explanations on changes in investments.
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1st to May 31st of the following year. The decrease of $147.8 million to $88.5 million as of December 31, 2023 was primarily due to decreased reinsurance costs relating to our 2023-2024 catastrophe reinsurance program beginning June 1, 2023, less amortization of ceded written premium for the reinsurance costs earned since the beginning of the new program. See “Part I— Item 2— “Reinsurance Program” regarding the Company’s reinsurance placement and participation in the Florida RAP program.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE, and other expenses that are expected to be recovered from reinsurers. The decrease of $94.5 million to $124.6 million as of March 31, 2024 was primarily due to the settlement and collection of amounts recoverable from reinsurers relating to various ceded events.
Premiums receivable, net represents amounts receivable from policyholders. The decrease in premiums receivable, net of $3.1 million to $74.0 million as of March 31, 2024 is consistent with premium trends including seasonality and consumer payment behaviors.
Deferred policy acquisition costs (“DPAC”) decreased by $3.4 million to $106.6 million as of March 31, 2024, and is consistent with written premium trends and changes in commissions paid to agents. In 2024, DPAC continued to be impacted by the reductions to Florida renewal commissions implemented during 2022 and other changes to the Company’s commission structure. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the three months ended March 31, 2024, deferred income tax assets increased by $6.1 million to $49.3 million, primarily due to a decrease in unearned premiums. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $80.5 million to $429.6 million as of March 31, 2024. Overall, unpaid losses and LAE decreased, as a result of payment of current and prior year claims.
Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The decrease of $35.9 million from December 31, 2023 to $954.7 million as of March 31, 2024 reflects the seasonality of our business during the year.
Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $25.7 million from December 31, 2023 to $74.4 million as of March 31, 2024 reflects customer payment behavior and the payment behavior of mortgage escrow service providers as well as premium trends.
We exclude net negative cash balances, if any, from cash and cash equivalents that we have with any single financial institution based on aggregating the book balance of all accounts at the institution which have the right of offset. If the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Consolidated Balance Sheet to book overdraft. These amounts represent outstanding checks or drafts not yet presented to the financial institution in excess of amounts on deposit at the financial institutions. We maintain a short-term cash investment strategy sweep to maximize investment returns on cash balances. There were none as of March 31, 2024 compared to $14.6 million as of December 31, 2023. The decrease of $14.6 million is the result of increased cash balances available for offset as of March 31, 2024 compared to December 31, 2023. See “—Liquidity and Capital Resources” for more information.

Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers, and cash advances received from reinsurers, if any. On June 1st of each year, we renew our core catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. These estimated annual costs are increased or decreased during the year based on premium adjustments or as a result of new placements during the year. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which typically runs from June 1st to May 31st. The balance decreased by $94.0 million to $97.9 million as of March 31, 2024 as a result of timing of the above items and decline in costs of reinsurance expense for the current treaty period in 2023 and 2024, as well as the reduction in cash advances received in 2022 after Hurricane Ian which have been utilized during the claim settlement process in 2023 and 2024 of Ian claims and those associated with other weather events. See “—Liquidity and Capital Resources” for more information about timing of reinsurance premium installment payments.
Income taxes payable represents the amounts due to taxing jurisdictions within one year and arise when income tax liabilities exceed tax payments. As of March 31, 2024, the income tax payable was $25.0 million, compared to a balance payable of $5.9 million as of December 31, 2023.
Other liabilities and accrued expenses decreased by $41.1 million to $49.5 million as of March 31, 2024, primarily driven by a decrease in amounts payable for securities resulting from trades executed that had settled after year end.
Capital resources, net increased by $23.2 million for the three months ended March 31, 2024, reflecting a net increase in total stockholders’ equity, partially offset by a decline in long-term debt. The change in stockholders’ equity was the result of our net income in the first quarter of 2024 offset by treasury share purchases and dividends to shareholders. See the consolidated statement of stockholders’ equity and “Item 1—Note 8 (Stockholders’ Equity)” for an explanation of changes in treasury stock. The reduction in long-term debt was primarily the result of principal payments on long-term debt of $0.4 million offset by amortization of debt issuance costs of $0.2 million on our 5.625% Senior Unsecured Notes due 2026 during the first quarter of 2024 . See “—Liquidity and Capital Resources” for more information.
Additional paid-in-capital increased by $1.2 million primarily from share-based compensation expense of $2.0 million for the quarter ended March 31, 2024.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short- and long-term obligations. Funds generated from operations have been sufficient and we expect them to be sufficient to meet our current and long term liquidity requirements.
The balance of cash and cash equivalents, excluding restricted cash, as of March 31, 2024 was $396.3 million, compared to $397.3 million at December 31, 2023. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between March 31, 2024 and December 31, 2023. This decrease is largely attributable to the settlement of Hurricane Ian claims and changes in operational cash flows. Our cash investment strategy at times includes cash investments where the right of offset against other bank accounts does not exist. A book overdraft occurs when aggregating the book balance of all accounts at a financial institution for accounts which have the right of offset, and if the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Consolidated Balance Sheet to book overdraft. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st and December 1st, and third-party reinsurance premiums are generally paid in four installments on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. See “Item 1—Note 12 (Commitments and Contingencies)” and additional discussion below under the caption “—Material Cash Requirements” for more information.
The balance of restricted cash and cash equivalents as of March 31, 2024 and December 31, 2023 represents cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business.
Liquidity is required at the holding company for us to cover the payment of holding company general operating expenses, provide for contingencies if needed, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of our tax obligations to taxing authorities, settlement of taxes between subsidiaries in accordance with our tax sharing agreement, capital contributions to subsidiaries or surplus note contributions to the Insurance Entities, if needed, and interest and principal payments on outstanding debt obligations of the holding company. Effective in 2021 for UPCIC and 2022 for APPCIC, the holding company has put in place an ongoing surplus note arrangement with the Insurance Entities, which has been approved by FLOIR as the Insurance Entities’ domestic regulator. Surplus notes are unsecured debt issued by the Insurance Entities that are subordinated to all claims by policyholders and creditors, with interest and principal payments on the surplus notes to the holding company being made only upon the FLOIR’s express approval. Surplus notes are considered bonds in function and payout structure, but are accounted for as equity in the statutory reporting of the Insurance Entities. The holding company has outstanding with the Insurance Entities $147.3 million in surplus notes and accrued interest as of March 31, 2024. Under the terms of the surplus notes, interest accrues at a variable rate which resets annually (currently 10.70% for 2024). The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of

Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. New regulations or changes to existing regulations imposed on the Company and its affiliates may also impact the amount and timing of future dividend payments to the parent. Principal sources of liquidity for the holding company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions paid by third party reinsurers earned on reinsurance contracts placed by our wholly-owned subsidiary, Blue Atlantic Reinsurance Corporation, and policy fees charged to policyholders. An additional source of liquidity is interest income on the intercompany surplus notes are paid by the Insurance Entities to the holding company. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income from those investments.
The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 1—Note 5 (Insurance Operations).” Dividends from the Insurance Entities can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by the Insurance Entities to Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida), without prior approval (an “ordinary dividend”) is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the three months ended March 31, 2024 and the year ended December 31, 2023, the Insurance Entities did not pay dividends to PSI. As of March 31, 2024 and December 31, 2023, the Insurance Entities did not have the capacity to pay ordinary dividends.
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
Our insurance operations provide liquidity as premiums are generally received months or even years before potential losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale. The average credit rating on our available-for-sale securities was A+ as of March 31, 2024 and December 31, 2023. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of our available-for-sale securities was 3.6 years at March 31, 2024 compared to 3.7 years at December 31, 2023. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments.
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
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio for the periods presented (dollars in thousands):

	As of
	March 31,	December 31,
	2024	2023
Stockholders’ equity	$364,664	$341,297
Total long-term debt	101,815	102,006
Total capital resources	$466,479	$443,303

Debt-to-total capital ratio	21.8%	23.0%
Debt-to-equity ratio	27.9%	29.9%

Capital resources, net increased by $23.2 million for the three months ended March 31, 2024, reflecting a net increase in total stockholders’ equity. The change in stockholders’ equity was the result of our 2023 net income offset by treasury share purchases and dividends to shareholders.
The debt-to-total capital ratio is total long-term debt divided by total capital resources, whereas the debt-to-equity ratio is total long-term debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.
Adjusted common stockholders’ equity, representing GAAP common stockholders' equity, excluding accumulated other comprehensive income (loss), was $441.3 million as of March 31, 2024, $411.7 million as of March 31, 2023 and $415.4 million as of December 31, 2023.
Adjusted book value per common share, representing adjusted common stockholders’ equity divided by outstanding common shares at the end of the reporting period, was $15.34 as of March 31, 2024 and $14.34 as of December 31, 2023.
Adjusted return on common equity representing actual or annualized adjusted net income (loss) attributable to common stockholders divided by average adjusted common stockholders' equity, with the denominator excluding current period income statement after-tax net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, was 29.4% as of March 31, 2024 and 14.7% as of December 31, 2023.
In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term, with quarterly payments of interest based on the 10-year Constant Maturity Treasury Index. As of March 31, 2024, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates. See “Item 1—Note 7 (Long-term debt)” for additional details. At March 31, 2024, UPCIC was in compliance with the terms of the surplus note and with each of the loan’s covenants as implemented by rules promulgated by the SBA. Total adjusted capital and surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.
Revolving Loan
As discussed in “Item 1—Note 7 (Long-term Debt),” the Company entered into a committed and unsecured $40.0 million revolving credit line with JP Morgan Chase Bank N.A. This agreement succeeded the previous $37.5 million revolving credit line with J.P. Morgan Chase, N.A. As of March 31, 2024, the Company has not borrowed any amount under this revolving loan. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings mature on June 29, 2024, 364 days after the inception date and carries an interest rate of prime rate plus a margin of 2%. The credit line is subject to annual renewals. The credit line contains customary financial and other covenants, with which the Company is in compliance.
Long-term Debt
In November 2021, we issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”) to certain institutional accredited investors and qualified institutional buyers. The Notes mature on November 30, 2026, at which time the entire $100.0 million of principal is due and payable. At any time on or after November 30, 2023, the Company may redeem all or part of the Notes. See “Item 1—Note 7 (Long-term debt)” for additional details. As of March 31, 2024, we were in compliance with all applicable covenants.
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
Looking Forward
We continue to monitor a range of financial metrics related to our business. Although we have not experienced material adverse impacts on our business or liquidity, conditions are subject to change depending on the extent of the economic outcomes, and the pace and extent of an economic recovery. Uncertainties regarding the impact of the COVID-19 pandemic tapered in 2023 and into the first quarter of 2024, including mitigated assessed risk by the Federal Reserve regarding the economic concerns of inflation, employment, and recession. We will continue to monitor the broader lasting economic impacts of the COVID-19 pandemic.

Common Stock Repurchases
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock, and general market conditions. We will fund the share repurchase program with cash from operations. During 2023, there were two authorized repurchase plans in effect:
•On June 12, 2023, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through June 10, 2025 (“The June 2025 Share Repurchase Program”) pursuant to which we repurchased 1,320,675 shares of our common stock at an aggregate cost of approximately $20.0 million. As of March 31, 2024, we have repurchased all authorized common stock under the June 2025 Share Repurchase Program.
•On March 11, 2024, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through March 11, 2026 (“The March 2026 Share Repurchase Program”) pursuant to which we repurchased 288 shares of our common stock at an aggregate cost of approximately $6.0 thousand. As of March 31, 2024, we have the ability to purchase up to approximately $20.0 million of our common stock under the March 2026 Share Repurchase Program.
In total, during the quarter ended March 31, 2024, we repurchased an aggregate of 208,010 shares of our common stock in the open market at an aggregate purchase price of $4.1 million. See “Part II—Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended March 31, 2024.
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
Cash Dividends
The following table summarizes the dividends declared and paid by the Company during the three months ended March 31, 2023:

2024	Dividend Declared Date	Shareholders Record Date	Dividend Payable Date	Cash Dividend Per Common Share Amount
First Quarter	February 8, 2024	March 8, 2024	March 15, 2024	$0.16

MATERIAL CASH REQUIREMENTS
The following table represents our material cash requirements for which cash flows are fixed or determinable as of March 31, 2024 (in thousands):

	Total	Next 12 Months	Beyond 12 Months
Reinsurance payable and multi-year commitments (1)	$223,218	$196,895	$26,323
Unpaid losses and LAE, direct (2)	429,629	241,741	187,888
Long-term debt (3)	120,746	7,216	113,530
Total material cash requirements	$773,593	$445,852	$327,741
(1)The amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—Note 12 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through March 31, 2024. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from our reinsurance program. See “Item 1—Note 4 (Reinsurance)” and “—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses).”
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
ARRANGEMENTS WITH VARIABLE INTEREST ENTITIES
We entered into a reinsurance captive arrangement with a VIE in the normal course of business, and consolidated the VIE since we are the primary beneficiary. The arrangement was commuted in 2023.
For a further discussion of our involvement with the VIE, see “Item 1—Note 14 (Variable Interest Entities).”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to Critical Accounting Policies and Estimates previously disclosed in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
The following table presents the reconciliation of GAAP revenue to core revenue, which is a non-GAAP measure (in thousands):

	Three Months Ended March 31,
	2024	2023
GAAP revenue	$367,959	$316,508
less: Net realized gains (losses) on investments	(77)	(788)
less: Net change in unrealized gains (losses) on investments	3,106	957
Core Revenue	$364,930	$316,339

The following table presents the reconciliation of GAAP operating income (loss) to adjusted operating income (loss), which is a non-GAAP measure (in thousands):

	Three Months Ended March 31,
	2024	2023
GAAP income (loss) before income tax expense (benefit)	$47,484	$32,791
add: Interest and amortization of debt issuance costs	1,622	1,636
GAAP operating income (loss)	49,106	34,427
less: Net realized gains (losses) on investments	(77)	(788)
less: Net changes in unrealized gains (losses) on investments	3,106	957
Adjusted operating income (loss)	$46,077	$34,258

The following table presents the reconciliation of GAAP operating income (loss) margin to adjusted operating income (loss) margin, which is a non-GAAP measure (in thousands):

	Three Months Ended March 31,
	2024	2023
GAAP operating income (loss)	$49,106	$34,427
GAAP revenue	367,959	316,508
GAAP operating income (loss) margin	13.3%	10.9%
Adjusted operating income (loss)	46,077	34,258
Core revenue	364,930	316,339
Adjusted operating income (loss) margin	12.6%	10.8%

The following table presents the reconciliation of GAAP net income (loss) available to common stockholders to adjusted net income (loss) available to common stockholders, which is a non-GAAP measure (in thousands):

	Three Months Ended March 31,
	2024	2023
GAAP net income (loss)	$33,657	$24,173
less: Preferred dividends	3	3
GAAP net income (loss) available to common stockholders	33,654	24,170
less: Net realized gains (losses) on investments	(77)	(788)
less: Net changes in unrealized gains (losses) on investments	3,106	957
add: Income tax effect on above adjustments	745	42
Adjusted net income (loss) available to common stockholders	$31,370	$24,043

Weighted average common shares outstanding - Diluted	29,404	30,626
Diluted earnings (loss) per common share	$1.14	$0.79
Diluted adjusted earnings (loss) per common share	$1.07	$0.79

The following table presents the reconciliation of GAAP stockholders’ equity to adjusted stockholders’ equity and book value per common share to adjusted book value per common share, which is a non-GAAP measure (in thousands):

	As of
	March 31,	March 31,	December 31,
	2024	2023	2023
Stockholders' equity	$364,664	$321,806	$341,297
less: Preferred equity	100	100	100
Common stockholders' equity	364,564	321,706	341,197
less: Accumulated other comprehensive income (loss)	(76,714)	(89,991)	(74,172)
Adjusted common stockholders' equity	$441,278	$411,697	$415,369

Common shares outstanding	28,758	30,440	28,966
Book value per common share	$12.68	$10.57	$11.78
Adjusted book value per common share	$15.34	$13.52	$14.34

The following table presents the reconciliation of GAAP ROCE to adjusted ROCE, which is a non-GAAP measure (in thousands):

	Three Months Ended March 31,		Year Ended December 31,
	2024	2023	2023
Actual or annualized net income (loss) available to common stockholders	$134,616	$96,680	$66,813
Average common stockholders' equity	352,881	304,751	314,497
ROCE	38.1%	31.7%	21.2%
Actual or annualized adjusted net income (loss) available to common stockholders	$125,480	$96,172	$58,657
Actual or adjusted average common stockholders' equity (1)	427,182	401,574	399,396
Adjusted ROCE	29.4%	23.9%	14.7%

(1)	Adjusted average common stockholders’ equity excludes current period after-tax net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of March 31, 2024 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
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
The following tables provide information about our fixed income Financial Instruments as of March 31, 2024 compared to December 31, 2023, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	March 31, 2024
	2024	2025	2026	2027	2028	Thereafter	Other	Total
Amortized cost	$88,396	$204,082	$192,923	$170,312	$87,300	$462,539	$3,502	$1,209,054
Fair market value	$87,092	$195,434	$180,650	$159,164	$80,856	$400,615	$3,247	$1,107,058
Coupon rate	3.21%	2.96%	2.84%	2.74%	3.63%	3.14%	4.43%	3.05%
Book yield	2.41%	2.35%	2.12%	2.66%	2.97%	2.65%	1.22%	2.51%
* Years to effective maturity - 4.5 years

	December 31, 2023
	2024	2025	2026	2027	2028	Thereafter	Other	Total
Amortized cost	$92,428	$160,575	$185,761	$166,111	$103,731	$450,811	$3,502	$1,162,919
Fair market value	$91,247	$153,712	$173,781	$153,506	$97,304	$391,765	$3,015	$1,064,330
Coupon rate	2.77%	2.96%	2.73%	2.71%	3.41%	3.02%	4.22%	2.94%
Book yield	2.34%	2.16%	2.01%	2.11%	2.94%	2.49%	1.38%	2.34%
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

The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	March 31, 2024		December 31, 2023
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$14,027	17.2%	$15,438	19.2%
Mutual funds and other	67,632	82.8%	65,057	80.8%
Total equity securities	$81,659	100.0%	$80,495	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at March 31, 2024 and December 31, 2023 would have resulted in a decrease of $16.3 million and $16.1 million, respectively, in the fair value of those securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of March 31, 2024, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
Please refer to the risk factors previously disclosed in “Part I, Item 1A—Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents purchases of our common stock during the three months ended March 31, 2024:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
1/1/2024 - 1/31/2024	—	$—	—	—
2/1/2024 - 2/29/2024	—	$—	—	—
3/1/2024 - 3/31/2024	208,010	$19.88	208,010	983,962
Total	208,010	$19.88	208,010	983,962
(1)The average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated based on a closing price at March 28, 2024 of $20.32 per share.

We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
•On June 12, 2023, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through June 10, 2025 (“The June 2025 Share Repurchase Program”) pursuant to which we repurchased 1,320,675 shares of our common stock at an aggregate cost of approximately $20.0 million. As of March 31, 2024, we have repurchased all authorized common stock under the June 2025 Share Repurchase Program.
•On March 11, 2024, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through March 11, 2026 (“The March 2026 Share Repurchase Program”) pursuant to which we repurchased 288 shares of our common stock at an aggregate cost of approximately $6.0 thousand. As of March 31, 2024, we have the ability to purchase up to approximately $20.0 million of our common stock under the March 2026 Share Repurchase Program.

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

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101)

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: April 30, 2024	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer

Date: April 30, 2024	/s/ Gary Lloyd Ropiecki
Gary Lloyd Ropiecki, Principal Accounting Officer