Form 10-Q
period 2024-06-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2024-07-30
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,483,599 shares of common stock, par value $0.01 per share, outstanding on July 29, 2024.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida

RESULTS OF REVIEW OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of June 30, 2024 and the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and six-month periods ended June 30, 2024 and 2023 and the related condensed consolidated statement of cash flows for the six-month periods ended June 30, 2024 and 2023. Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
July 30, 2024

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

	As of
	June 30,	December 31,
	2024	2023
ASSETS
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $716 and $566 (amortized cost: $1,316,419 and $1,162,919)	$1,215,630	$1,064,330
Equity securities, at fair value (cost: $81,881 and $91,052)	75,834	80,495
Other investments, at fair value (cost: $4,794 and $4,794)	10,434	10,434
Investment real estate, net	5,523	5,525
Total invested assets	1,307,421	1,160,784
Cash and cash equivalents	283,264	397,306
Restricted cash and cash equivalents	68,635	2,635
Prepaid reinsurance premiums	575,620	236,254
Reinsurance recoverable	130,900	219,102
Premiums receivable, net	87,169	77,064
Property and equipment, net	49,306	47,628
Deferred policy acquisition costs	117,144	109,985
Income taxes recoverable	5,542	—
Deferred income tax asset, net	24,687	43,175
Other assets	28,847	22,628
Total assets	$2,678,535	$2,316,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$344,648	$510,117
Unearned premiums	1,042,283	990,559
Advance premium	73,402	48,660
Book overdraft	—	14,597
Reinsurance payable, net	648,961	191,850
Commission payable	27,087	20,989
Income taxes payable	—	5,886
Other liabilities and accrued expenses	47,292	90,600
Long-term debt, net	101,625	102,006
Total liabilities	2,285,298	1,975,264

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $0.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $0.01 par value	472	472
Authorized shares - 55,000
Issued shares - 47,298 and 47,269
Outstanding shares - 28,513 and 28,966
Treasury shares, at cost - 18,785 and 18,303	(270,542)	(260,779)
Additional paid-in capital	118,795	115,086
Accumulated other comprehensive income (loss), net of taxes	(75,718)	(74,172)
Retained earnings	620,230	560,690
Total stockholders’ equity	393,237	341,297
Total liabilities and stockholders’ equity	$2,678,535	$2,316,561

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES
Direct premiums written	$578,267	$547,126	$1,024,446	$957,228
Change in unearned premium	(87,618)	(83,802)	(51,725)	(38,536)
Direct premium earned	490,649	463,324	972,721	918,692
Ceded premium earned	(145,691)	(160,050)	(293,738)	(333,194)
Premiums earned, net	344,958	303,274	678,983	585,498
Net investment income	14,660	11,282	28,183	21,980
Net realized gains (losses) on investments	(311)	882	(388)	94
Net change in unrealized gains (losses) on investments	1,355	1,731	4,461	2,688
Commission revenue	11,679	14,986	22,712	32,268
Policy fees	5,576	5,384	9,981	9,551
Other revenue	2,297	2,031	4,241	3,999
Total revenues	380,214	339,570	748,173	656,078
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	243,572	223,727	483,759	429,881
General and administrative expenses	87,114	76,675	165,780	152,602
Total operating costs and expenses	330,686	300,402	649,539	582,483
Interest and amortization of debt issuance costs	1,623	1,629	3,245	3,265
INCOME (LOSS) BEFORE INCOME TAXES	47,905	37,539	95,389	70,330
Income tax expense (benefit)	12,489	8,973	26,316	17,591
NET INCOME (LOSS)	$35,416	$28,566	$69,073	$52,739
Basic earnings (loss) per common share	$1.24	$0.94	$2.40	$1.74
Weighted average common shares outstanding - Basic	28,600	30,265	28,734	30,323
Diluted earnings (loss) per common share	$1.21	$0.93	$2.35	$1.72
Weighted average common shares outstanding - Diluted	29,308	30,659	29,369	30,633
Cash dividend declared per common share	$0.16	$0.16	$0.32	$0.32
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$35,416	$28,566	$69,073	$52,739
Other comprehensive income (loss), net of taxes	996	(5,866)	(1,546)	7,925
Comprehensive income (loss)	$36,412	$22,700	$67,527	$60,664
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (unaudited)
(in thousands, except per share data)

	Treasury Shares	Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2023	(18,303)	47,269	10	$472	$—	$115,086	$560,690	$(74,172)	$(260,779)	$341,297
Purchases of treasury stock	(208)	—	—	—	—		—	—	(4,139)	(4,139)
Share-based compensation	—	—	—	—	—	2,033	—	—	—	2,033
Other (1)	—	—	—	—	—	(880)	—	—	—	(880)
Net income (loss)	—	—	—	—	—	—	33,657	—	—	33,657
Other comprehensive gain (loss), net of taxes	—	—	—	—	—	—	—	(2,542)	—	(2,542)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—	—	—	—	—	—	(4,762)	—	—	(4,762)
Balance, March 31, 2024	(18,511)	47,269	10	472	—	116,239	589,585	(76,714)	(264,918)	364,664
Grant of restricted stock awards	—	28	—	—	—	—	—	—	—	—
Stock option exercises	—	1	—	—	—	—	—	—	—	—
Purchases of treasury stock	(274)	—	—	—	—	370	—	—	(5,624)	(5,254)
Share-based compensation	—	—	—	—	—	2,186	—	—	—	2,186
Net income (loss)	—	—	—	—	—	—	35,416	—	—	35,416
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	996	—	996
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—	—	—	—	—	—	(4,771)	—	—	(4,771)
Balance, June 30, 2024	(18,785)	47,298	10	472	—	118,795	620,230	(75,718)	(270,542)	393,237

(1)	The Other line within Paid-in Capital includes $511 thousand related to cash settlement of certain restricted share units.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2022	(16,790)		47,179	10	$472	$—	$112,509	$517,455	$(103,782)	$(238,758)	$287,896
Vesting of performance share units	(6)	(1)	16	—	—	—	—	—	—	(64)	(64)
Vesting of restricted stock units	(16)	(1)	48	—	—	—	—	—	—	(160)	(160)
Stock option exercises	(54)	(1)	63	—	—	—	928	—	—	(90)	838
Retirement of treasury shares	76	(1)	(76)	—	—	—	(1,242)	—	—	314	(928)
Share-based compensation	—		—	—	—	—	1,230	—	—	—	1,230
Net income (loss)	—		—	—	—	—	—	24,173	—	—	24,173
Other comprehensive gain (loss), net of taxes	—		—	—	—	—	—	—	13,791	—	13,791
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,970)	—	—	(4,970)
Balance, March 31, 2023	(16,790)		47,230	10	472	—	113,425	536,658	(89,991)	(238,758)	321,806
Grants and vesting of restricted stock			36	—	1	—	(1)	—	—	—	—
Purchases of treasury stock	(396)		—	—	—	—	—	—	—	(6,088)	(6,088)
Share-based compensation	—		—	—	—	—	1,261	—	—	—	1,261
Net income (loss)	—		—	—	—	—	—	28,566	—	—	28,566
Other comprehensive income, net of taxes	—		—	—	—	—	—	—	(5,866)	—	(5,866)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,007)	—	—	(5,007)
Balance, June 30, 2023	(17,186)		47,266	10	$473	$—	$114,685	$560,217	$(95,857)	$(244,846)	$334,672

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$156,073	$1,400
Cash flows from investing activities:
Proceeds from sale of property and equipment	92	24
Purchases of property and equipment	(4,815)	(1,862)
Purchases of equity securities	(2,180)	(24,820)
Purchases of available-for-sale debt securities	(253,650)	(72,698)
Proceeds from sales of equity securities	10,952	37,233
Proceeds from sales of available-for-sale debt securities	7,530	3,695
Maturities of available-for-sale debt securities	57,735	43,032
Net cash provided by (used in) investing activities	(184,336)	(15,396)
Cash flows from financing activities:
Preferred stock dividend	(5)	(5)
Common stock dividend	(9,276)	(9,885)
Purchase of treasury stock inclusive of excise taxes paid	(9,763)	(6,088)
Payments related to tax withholding for share-based compensation	—	(314)
Repayment of debt	(735)	(736)
Net cash provided by (used in) financing activities	(19,779)	(17,028)
Cash and cash equivalents and restricted cash and cash equivalents:
Net increase (decrease) during the period	(48,042)	(31,024)
Balance, beginning of period	399,941	391,341
Balance, end of period	$351,899	$360,317
The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$283,264	$397,306
Restricted cash and cash equivalents (1)	68,635	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$351,899	$399,941
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
Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution, and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC,” and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance offered in 18 states as of June 30, 2024, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
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

Note 3. Investments
Available-for-Sale Securities
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	June 30, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$22,350	$—	$36	$(794)	$21,592
Corporate bonds	888,118	(617)	533	(64,038)	823,996
Mortgage-backed and asset-backed securities	380,581	—	1,029	(34,479)	347,131
Municipal bonds	15,890	(4)	—	(1,760)	14,126
Redeemable preferred stock	9,480	(95)	4	(604)	8,785
Total	$1,316,419	$(716)	$1,602	$(101,675)	$1,215,630

	December 31, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$23,886	$—	$49	$(677)	$23,258
Corporate bonds	779,177	(469)	1,097	(64,091)	715,714
Mortgage-backed and asset-backed securities	334,460	—	969	(32,283)	303,146
Municipal bonds	15,916	(4)	—	(1,873)	14,039
Redeemable preferred stock	9,480	(93)	—	(1,214)	8,173
Total	$1,162,919	$(566)	$2,115	$(100,138)	$1,064,330
The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	June 30, 2024		December 31, 2023
Average Credit Ratings	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
AAA	$372,446	30.6%	$333,516	31.3%
AA	144,142	11.9%	128,249	12.0%
A	411,218	33.8%	356,090	33.5%
BBB	283,267	23.3%	245,823	23.1%
No Rating Available	4,557	0.4%	652	0.1%
Total	$1,215,630	100.0%	$1,064,330	100.0%
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

The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:
Agency	$187,979	$165,097	$165,507	$145,686
Non-agency	56,990	48,963	63,729	55,102
Asset-backed securities:
Auto loan receivables	66,262	65,805	53,686	52,869
Credit card receivables	9,644	9,636	3,414	3,428
Other receivables	59,706	57,630	48,124	46,061
Total	$380,581	$347,131	$334,460	$303,146
The following tables summarize available-for-sale debt securities, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	June 30, 2024
	Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	$6,660	$(77)	$12,090	$(717)
Corporate bonds	6,680	(92)	343,383	(35,984)
Mortgage-backed and asset-backed securities	68,579	(1,055)	197,283	(33,424)
Municipal bonds	291	(3)	7,061	(1,017)
Redeemable preferred stock	—	—	1,092	(117)
Total	$82,210	$(1,227)	$560,909	$(71,259)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	$9,045	$(108)	$6,811	$(569)
Corporate bonds	1,387	(9)	365,893	(37,088)
Mortgage-backed and asset-backed securities	18,150	(316)	216,220	(31,967)
Municipal bonds	293	(1)	7,010	(1,069)
Redeemable preferred stock	529	(30)	1,052	(158)
Total	$29,404	$(464)	$596,986	$(70,851)
Unrealized losses on available-for-sale debt securities in the above table as of June 30, 2024 have not been recognized into income as credit losses because the issuers are of high credit quality (investment grade securities), management does not intend to sell nor does it believe it is more likely than not it will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

The following table presents a reconciliation of the beginning and ending balances for expected credit losses on available-for-sale debt securities (in thousands):

	Corporate Bonds	Municipal Bonds	Redeemable Preferred Stock	Total
Balance, December 31, 2022	$729	$2	$189	$920
Provision for (or reversal of) credit loss expense	(260)	2	(96)	(354)
Balance, December 31, 2023	469	4	93	566
Provision for (or reversal of) credit loss expense	148	—	2	150
Balance, June 30, 2024	$617	$4	$95	$716
Refer to “Part II—Item 8—Note 2 (Summary of Significant Accounting Policies)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for details of accounting policies and reporting in the consolidated financial statements associated with available-for-sale debt securities and allowance for credit losses.
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	June 30, 2024
	Amortized Cost	Fair Value
Due in one year or less	$110,996	$109,281
Due after one year through five years	745,807	707,068
Due after five years through ten years	427,102	371,633
Due after ten years	29,012	24,332
Perpetual maturity securities	3,502	3,316
Total	$1,316,419	$1,215,630
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

The following table provides certain information related to available-for-sale debt securities and equity securities during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$28,717	$15,872	$65,265	$46,727
Equity securities	$8,042	$34,444	$10,952	$37,233
Gross realized gains on sale of securities:
Available-for-sale debt securities	$580	$—	$585	$5
Equity securities	$725	$1,498	$794	$1,552
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(489)	$(21)	$(563)	$(727)
Equity securities	$(1,109)	$(595)	$(1,186)	$(736)
The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Available-for-sale debt securities	$8,390	$5,927	$15,604	$11,797
Equity securities	842	868	1,736	1,921
Cash and cash equivalents (1)	5,885	4,949	11,708	9,152
Other (2)	150	127	327	268
Total investment income	15,267	11,871	29,375	23,138
Less: Investment expenses (3)	(607)	(589)	(1,192)	(1,158)
Net investment income	$14,660	$11,282	$28,183	$21,980

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.
Equity Securities
The following table provides the unrealized gains and losses recognized for the periods presented on equity securities still held at the end of the reported period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized gains (losses) recognized during the reported period on equity securities still held at the end of the reported period	$980	$(205)	$3,885	$298

Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2024	2023
Income Producing:
Investment real estate	$7,188	$7,097
Less: Accumulated depreciation	(1,665)	(1,572)
Investment real estate, net	$5,523	$5,525
The following table provides the depreciation expense related to investment real estate for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense on investment real estate	$47	$47	$93	$93
Other Investments
The Company has an ownership interest in a limited partnership that is not registered or readily tradable on a securities exchange. This partnership is a private equity fund managed by a general partner who makes decisions with regard to financial policies and operations. As such, the Company is not the primary beneficiary and does not consolidate this partnership.
Other investments consisted of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2024	2023
Investment in private equity limited partnership	$10,434	$10,434
The limited partnership investment is subject to a contractual restriction on the transfer or sale by the Company prior to liquidation or dissolution of the partnership agreement by the general partner. This restriction lapses upon the dissolution of the partnership or upon the written consent of the general partner and its Board of Directors. The fair value of this investment was $10.4 million as of June 30, 2024 and December 31, 2023.
The following table provides the unrealized gains (losses) recognized for the periods presented on investment in private equity limited partnership still held at the end of the reported period (in thousands):

	June 30,	December 31,
	2024	2023
Unrealized gains (losses) recognized during the reported period on investment in private equity limited partnership still held at the end of the reported period	$—	$5,640
For the quarter ended June 30, 2024, the Company recognized no net change in unrealized gain or loss on this investment which is recognized in net change in unrealized gains (losses) on investments in the Consolidated Statement of Income. At June 30, 2024 and December 31, 2023, the Company’s net cumulative contributed capital to the partnership was $4.8 million.

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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of June 30, 2024			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services, Inc.	Moody’s Investors Service, Inc.	June 30, 2024	December 31, 2023
Florida Hurricane Catastrophe Fund “FHCF” (1)	n/a	n/a	n/a	$15,660	91,275
Various Lloyd’s of London Syndicates (2)	A	AA-	n/a	—	22,832
Total (3)				$15,660	$114,107
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

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended June 30,
	2024			2023
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned		Losses and Loss Adjustment Expenses
Direct	$578,267	$490,649	$253,613	$547,126	$463,324		$253,079
Ceded	(632,813)	(145,691)	(10,041)	(561,480)	(160,050)		(29,352)
Net	$(54,546)	$344,958	$243,572	$(14,354)	$303,274	$—	$223,727

	Six Months Ended June 30,
	2024			2023
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,024,446	$972,721	$493,932	$957,228	$918,692	$461,301
Ceded	(633,104)	(293,738)	(10,173)	(576,256)	(333,194)	(31,420)
Net	$391,342	$678,983	$483,759	$380,972	$585,498	$429,881
The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid reinsurance premiums	$575,620	$236,254
Reinsurance recoverable on paid losses and LAE	$97,779	$35,667
Reinsurance recoverable on unpaid losses and LAE	33,121	183,435
Reinsurance recoverable	$130,900	$219,102

Note 5. Insurance Operations
Deferred Policy Acquisition Costs
The Company defers certain costs in connection with written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
DPAC, beginning of period	$106,632	$97,893	$109,985	$103,654
Capitalized Costs	66,544	60,893	117,396	106,887
Amortization of DPAC	(56,032)	(51,739)	(110,237)	(103,494)
DPAC, end of period	$117,144	$107,047	$117,144	$107,047
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
In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of June 30, 2024, UPCIC and APPCIC currently are not able to pay any ordinary dividends during for the six months ended June 30, 2024. For the six months ended June 30, 2024 and 2023, no dividends were paid from the Insurance Entities to PSI.
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

	June 30, 2024	December 31, 2023
Statutory capital and surplus
UPCIC	$353,439	$350,933
APPCIC	$27,672	$25,526
Ten percent of total liabilities
UPCIC	$165,379	$151,367
APPCIC	$2,674	$2,398
As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement. The Insurance Entities also met the capitalization requirements of the other states in which they are licensed as of June 30, 2024.
The following table summarizes combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Combined net income (loss)	$16,982	$(24,024)	$14,328	$(28,405)

The Insurance Entities each are required annually to comply with the NAIC risk-based capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of a weak or deteriorating condition. As of June 30, 2024 and December 31, 2023, based on calculations using the appropriate NAIC RBC formula, the Insurance Entities each reported total adjusted capital in excess of the requirements.
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	June 30, 2024	December 31, 2023
Restricted cash and cash equivalents
Florida	$1,800	$1,800
Georgia	35	35
North Carolina	800	800
Total	$2,635	$2,635

Investments
Hawaii	$2,842	$2,762
Massachusetts	123	121
South Carolina	133	131
Virginia	319	315
Total	$3,418	$3,329
In addition, the Company has restricted cash on deposit with its variable interest entity. See —Note 14 (Variable Interest Entities)” for a discussion of restricted cash held in a trust account.

Note 6. Liability for Unpaid Losses and Loss Adjustment Expenses
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$429,629	$870,407	$510,117	$1,038,790
Less: Reinsurance recoverable	(101,036)	(669,946)	(183,435)	(798,680)
Net balance at beginning of period	328,593	200,461	326,682	240,110
Incurred related to:
Current year	243,572	209,902	483,759	412,738
Prior years	—	13,825	—	17,143
Total incurred	243,572	223,727	483,759	429,881
Paid related to:
Current year	151,587	123,258	247,921	191,041
Prior years	109,051	133,161	250,993	311,181
Total paid	260,638	256,419	498,914	502,222
Net balance at end of period	311,527	167,769	311,527	167,769
Plus: Reinsurance recoverable	33,121	495,250	33,121	495,250
Balance at end of period	$344,648	$663,019	$344,648	$663,019
During the six months ended June 30, 2024, the liability for unpaid losses and loss adjustment expenses, prior to reinsurance, decreased by $165.5 million from $510.1 million as of December 31, 2023 to $344.6 million as of June 30, 2024. The decrease was principally the result of the settlement of Hurricane Ian claims, claims from other prior hurricanes and claims arising in the current and prior accident years.
Prior year development includes changes in previous estimates for unpaid Losses and LAE for all events occurring in prior years including hurricanes, other weather, and non-weather claims affected by pre-reform market conditions in Florida, and in 2023 also included changes in prior estimates resulting from the evaluation of claims in anticipation of the commutation of Hurricane Irma losses with the FHCF. In recent years, the Company has strengthened reserves as a result of adverse development on claims related to Florida homeowners, tenants and condo owners coverages arising from non-weather and weather events. Similar to other carriers operating in the Florida homeowners marketplace, the Company has experienced deterioration in non-weather claims, such as roof claims and other water damage claims, and hurricane claims due to an unfavorable claims environment characterized by increases in policyholder demands and significant attorney representation. In 2023, adverse development was due to represented and litigated claims, and Florida weather claims for accident years 2017 and later. One of management’s objectives in 2023 and continuing into 2024 is to strengthen reserves on those prior period claims, which do not benefit from legislation signed in late 2022 that eliminated the one-way attorneys’ fee statute and assignments of benefits, established a one-year post-loss reporting period and made other reforms intended to improve the Florida market.
Losses and LAE experience over the past several years including both the six months ended June 30, 2024 and twelve months ended December 31, 2023, reflects an adverse litigation environment and other market conditions in Florida that the Florida Legislature has been attempting to address with the passage of legislation spanning several years. The most significant changes were made during a special session held in December 2022. Although the market remains early in the implementation phase of the new laws and their ultimate effects will not be known for some time, the Company considered and included the anticipated effects of the enacted legislation on post-reform claims in developing its ultimate loss projections and reserve estimates as of June 30, 2024.
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
During the three months ended June 30, 2024, there was adverse prior years’ gross reserve development of $10.0 million, and no unfavorable development net of that ceded. During the three months ended June 30, 2023, there was adverse prior years’ reserve development of $43.1 million gross less $29.4 million ceded resulting in $13.8 million net unfavorable development. The direct and net prior years’ reserve development for the quarter ended June 30, 2023 was principally due to gross reserve development for Hurricane Sally.

Note 7. Long-term Debt
Long-term debt consists of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2024	2023
Surplus note	$3,309	$4,044
5.625% Senior unsecured notes	100,000	100,000
Total principal amount	103,309	104,044
Less: unamortized debt issuance costs	(1,684)	(2,038)
Total long-term debt, net	$101,625	$102,006
Surplus Note
On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a 20-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. The carrying amount of the surplus note is included in the statutory capital and surplus of UPCIC. UPCIC was in compliance with the terms of the surplus note as of June 30, 2024.
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
The indenture governing the Notes contains financial covenants, terms, events of default and related cure provisions that are customary in agreements used in connection with similar transactions. As of June 30, 2024, the Company was in compliance with all applicable covenants, including financial covenants.
The Notes are unsecured senior obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank equally in right of payment to the Unsecured Revolving Loan described below.
Unsecured Revolving Loan
On May 31, 2024, the Company entered into a committed and unsecured $50.0 million revolving credit line with JP Morgan Chase Bank, N.A. This agreement succeeded the previous $40.0 million revolving credit line with J.P. Morgan Chase, N.A., entered into on June 30, 2023. As of June 30, 2024, the Company has not borrowed any amount under this revolving loan. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings mature on May 30, 2025, 364 days after the inception date and carry an interest rate of prime rate plus a margin of 2%. The credit line is subject to annual renewals. The credit line contains customary financial and other covenants, with which the Company is in compliance.

Interest Expense
The following table provides interest expense related to long-term debt during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest Expense:
Surplus note	$39	$46	$78	$99
5.625% Senior unsecured notes	1,407	1,406	2,813	2,812
Non-cash expense (1)	177	177	354	354
Total	$1,623	$1,629	$3,245	$3,265
(1) Represents amortization of debt issuance costs.

Note 8. Stockholders’ Equity
From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares			Average
			Repurchased During the		Aggregate	Price Per	Plan
		Dollar Amount	Six Months Ended June 30,		Purchase	Share	Completed or
Date Authorized	Expiration Date	Authorized	2024	2023	Price	Repurchased	Expired
March 11, 2024	March 11, 2026	$20,000	274,608	—	$5,348	$19.47
June 12, 2023	June 10, 2025	$20,000	207,722	—	$4,133	$19.90	March 2024
December 15, 2022	December 15, 2024	$7,997	—	396,371	$6,088	$15.36	August 2023
See the “Condensed Consolidated Statements of Stockholders’ Equity” for a roll-forward of treasury shares.

Note 9. Income Taxes
Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The Company reviews its deferred tax assets regularly for recoverability. As of June 30, 2024, we determined that we did not need a valuation allowance on our gross deferred tax asset. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
For the three and six months ended June 30, 2024, there was no current reporting period activity recorded in the operating statement or the balance sheet related to uncertain tax positions.
The effective tax rate for the three months ended June 30, 2024 was 26.1% compared to 23.9% for the same period last year. The effective tax rate for the six months ended June 30, 2024 was 27.6% compared to 25.0% for the same period last year. The provision for income taxes differed from the statutory rate as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected provision at federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increases (decrease) resulting from:
State income tax, net of federal tax benefit	3.3%	2.4%	3.5%	2.4%
Disallowed compensation	1.3%	0.6%	1.3%	1.7%
Effect of rate change	—%	—%	1.7%	—%
Nondeductible expenses	0.7%	0.3%	0.3%	0.3%
Dividend received deduction	(0.2)%	(0.2)%	(0.2)%	(0.3)%
Other, net	—%	(0.2)%	—%	(0.1)%
Total income tax expense (benefit)	26.1%	23.9%	27.6%	25.0%

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
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings (loss) per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator for EPS:
Net income (loss)	$35,416	$28,566	$69,073	$52,739
Less: Preferred stock dividends	(2)	(2)	(5)	(5)
Income (loss) available to common stockholders	$35,414	$28,564	$69,068	$52,734
Denominator for EPS:
Weighted average common shares outstanding	28,600	30,265	28,734	30,323
Plus: Assumed conversion of share-based compensation (1)	683	369	610	285
Assumed conversion of preferred stock	25	25	25	25
Weighted average diluted common shares outstanding	29,308	30,659	29,369	30,633
Basic earnings (loss) per common share	$1.24	$0.94	$2.40	$1.74
Diluted earnings (loss) per common share	$1.21	$0.93	$2.35	$1.72

(1)	Represents the dilutive effect of common shares issuable upon the exercise of stock options, non-vested performance share units, non-vested restricted stock units and non-vested restricted stock.

Note 11. Other Comprehensive Income (Loss)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended June 30,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$1,395	$344	$1,051	$(7,803)	$(1,920)	$(5,883)
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	(73)	(18)	(55)	21	4	17
Other comprehensive income (loss)	$1,322	$326	$996	$(7,782)	$(1,916)	$(5,866)

	Six Months Ended June 30,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(2,047)	$(504)	$(1,543)	$9,790	$2,410	$7,380
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	(4)	(1)	(3)	722	177	545
Other comprehensive income (loss)	$(2,051)	$(505)	$(1,546)	10,512	2,587	7,925
The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized gains (losses) on available-for-sale debt securities	$73	$(21)	$4	$(722)	Net realized gains (losses) on sale on investments
Related tax (expense) benefit	(18)	4	(1)	177	Income tax expense (benefit)
Total reclassification for the period	$55	$(17)	$3	$(545)	Net of tax

Note 12. Commitments and Contingencies
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The Company’s reinsurance commitments generally run from June 1st of the current year to May 31st of the following year. Certain of the Company’s reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1st to May 31st contract period are recorded as “Reinsurance Payable, net” in the Consolidated Balance Sheet. Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $73.8 million in 2025; (2) $127.3 million in 2026; and (3) $53.5 million in 2027.
Litigation
Lawsuits and other legal proceedings are filed against the Company from time to time. These legal matters typically include civil and administrative or regulatory considerations for which the Company obtains internal or third-party legal or other assistance to provide guidance, and when applicable, to represent and protect the Company’s interest.
Many of these legal proceedings involve disputes as to coverage or the scope and amount of damage arising from direct claims or recoveries from ceded claims under contracts or policies that the Company underwrites. The Company establishes reserves for its anticipated claims obligations net of expected reinsurance. From time to time, the Company is also involved in various other legal proceedings unrelated to claims disputes. The Company contests liability and/or the amount of damages as it considers appropriate according to the facts and circumstances of each matter.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal matters when those matters present loss contingencies that are both probable and estimable.
Legal proceedings are subject to many factors that cannot be predicted with certainty, and the Company may be exposed to losses in excess of any amounts accrued. The Company currently estimates that the reasonably possible losses for legal proceedings, whether in excess of a related accrued liability, including reserves, or where there is no accrued liability, and for which the Company is able to estimate a possible loss, are immaterial. This represents management’s estimate of possible loss with respect to these matters and is based on currently available information. These estimates of possible loss do not represent our maximum loss exposure, and actual results may vary significantly from current estimates.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$21,592	$—	$21,592
Corporate bonds	—	823,996	—	823,996
Mortgage-backed and asset-backed securities	—	347,131	—	347,131
Municipal bonds	—	14,126	—	14,126
Redeemable preferred stock	—	8,785	—	8,785
Equity Securities:
Common stock	14,118	—	—	14,118
Mutual funds	61,716	—	—	61,716
Investment in Private Equity Limited Partnership	—	—	10,434	10,434
Total assets accounted for at fair value	$75,834	$1,215,630	$10,434	$1,301,898

	Fair Value Measurements
	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$23,258	$—	$23,258
Corporate bonds	—	715,714	—	715,714
Mortgage-backed and asset-backed securities	—	303,146	—	303,146
Municipal bonds	—	14,039	—	14,039
Redeemable preferred stock	—	8,173	—	8,173
Equity Securities:
Common stock	15,438	—	—	15,438
Mutual funds	65,057	—	—	65,057
Investment in Private Equity Limited Partnership	—	—	10,434	10,434
Total assets accounted for at fair value	$80,495	$1,064,330	$10,434	$1,155,259

The following table summarizes quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of the dates presented (in thousands):

	As of June 30, 2024
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

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	As of June 30, 2024		As of December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities (debt):
Surplus note (1)	$3,309	$3,144	$4,044	$3,783
5.625% Senior unsecured notes (2)	100,000	97,702	100,000	98,953
Total debt	$103,309	$100,846	$104,044	$102,736
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

Note 14. Variable Interest Entities
The Company entered into a reinsurance captive arrangement with Mangrove Risk Solutions Bermuda Ltd. (f/k/a Isosceles Insurance Ltd.) acting in respect of “Separate Account UVE-01,” a VIE in the normal course of business and consolidated the VIE since the Company is the primary beneficiary. Please see “Part II, Item 8—Note 2 (Summary of Significant Accounting Policies)” of our Annual Report on Form 10-K for the year ended December 31, 2023 for more information about the methodology and significant inputs used to consider whether to consolidate a VIE.
The Company has used the VIE to provide certain reinsurance coverage to the Insurance Entities (UPCIC and APPCIC). In 2024, the Insurance Entities entered into a reinsurance transaction whereby the VIE provided catastrophe reinsurance protection to the Insurance Entities for the period of June 1, 2024 through May 31, 2025.
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
The following table presents, on a consolidated basis, the balance sheet classification and exposure of restricted cash held in a reinsurance trust account, which can be used only to settle specific reinsurance obligations of the VIE as of the dates presented (in thousands):

	As of
	June 30, 2024	December 31, 2023
Restricted cash and cash equivalents	$66,000	$—

Note 15. Subsequent Events
The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of June 30, 2024 except as disclosed below.
On July 11, 2024, the Company declared a quarterly cash dividend of $0.16 per share of common stock payable August 9, 2024, to shareholders of record on August 2, 2024.

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

OVERVIEW
We are a vertically integrated holding company offering property and casualty insurance and value-added insurance services. In addition, we generate revenue from our investment portfolio, reinsurance brokerage services, the receipt of managing general agency fees from policy holders and from other sources of revenue (collectively “Other Revenue Sources”). We develop, market and underwrite insurance products for consumers predominantly in the personal residential homeowners’ line of business and perform substantially all insurance-related services for our insurance entities, including risk management, claims management, and distribution. Our insurance entities, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), offer insurance products through both an appointed independent agent network and our online distribution channels across 18 states with Florida representing 79.7% of our direct premiums written for the three months ended June 30, 2024, and with licenses to write insurance in two additional states. We seek to produce an underwriting profit (defined as earned premium-net minus losses, loss adjustment expense (“LAE”), policy acquisition costs and other operating costs) over the long term, along with growing our Other Revenue Sources.
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
Trends and Geographical Distribution
Florida Trends
We seek to achieve long-term rate adequacy and earnings for the Insurance Entities while managing our risks through market cycles and looking to take advantage of what we believe to be market opportunities. The Florida personal lines homeowners’ market in recent years has operated under distressed conditions wherein insurance companies’ major costs items, such as losses, LAE and reinsurance, have significantly increased and have led to insurance companies’ striving to recover or mitigate these costs through rate and underwriting action. As a result, personal residential insurance premiums have been escalating, insurers have been reducing coverages, and underwriting standards have tightened as most admitted market insurers have been closely monitoring insurance rates and managing coverage capacity. Due to these conditions and factors more generally affecting the U.S. and global reinsurance markets, reinsurance capacity in recent years has also been subject to increases in pricing and less favorable terms. These market forces have combined to decrease insurance availability among admitted insurers, and consequently increase the policy count of Citizens. Although Citizens was created to be the “market of last resort” or residual property insurance market in Florida, its rate increases are limited by law, resulting in its policies typically being priced lower than admitted market policies. This causes Citizens, for many policy types and areas of Florida, to become viewed as a desirable alternative to the admitted market.
After several prior efforts at legal reforms that had limited effect, in December 2022 the Florida Legislature enacted substantial law changes intended to mitigate rising claims costs and further premium increases while also enhancing service standards for the benefit of policyholders. These laws have required insurers, including the Insurance Entities, to implement faster claims-response standards, increased penalties for non-compliance, enhanced regulatory oversight of insurers’ financial conditions and holding company systems, and added other consumer protections. The reforms also sought to curtail certain claimants’ abusive claims practices against insurance carriers, which have contributed substantially to the Florida market’s recent problems of escalating claim costs and decreased availability. Among the reforms, the Florida Legislature eliminated policyholders’ former one-way statutory right to attorneys’ fees reimbursement and eliminated the ability of policyholders to assign their insurance benefits to third parties. The Florida Legislature also reduced the post-loss time period for submitting claims to one year as contrasted with prior laws permitting claims to be reported two years or even three years after loss events, which led to extended solicitations of claims by contractors, public adjusters, and attorneys and created challenges for insurers in evaluating the cause and amount of the late-reported claims.
The most significant statutory reforms took effect for policies issued after December 16, 2022. Claims under policies written before this date might benefit from procedural changes made by the legislature but in many cases remain subject to substantive laws previously in effect. Remaining pre-reform claims typically reflect disproportionately high incidences of represented and litigated claims. As a result, losses and LAE associated with these claims remain high, exceeding historical patterns in Florida and in other states. Although the Insurance Entities’ number of remaining claims subject to pre-reform laws continues to decline, it will be several years before all of these claims are settled or brought to an adjudicated conclusion. We are optimistic that the legislative reforms will gradually improve the Florida claims environment as the number of claims associated with the pre-reform era continues to decline and more of the Insurance Entities’ claims benefit from the reforms.
We seek to achieve rate adequacy for the Insurance Entities, recognizing the effects of the recent Florida claims environment on losses, LAE and expenses, while also taking into account potential benefits associated with the reforms. We have continued to experience elevated costs for losses and LAE in the Florida market, where an industry has developed around the solicitation of personal residential claims. Some areas of Florida such as Miami-Dade, Broward and Palm Beach Counties continue to experience disproportionately high incidences of represented and litigated claims as compared to other areas of the state and other jurisdictions. These dynamics are compounded by the litigation financing industry and other types of third-party financing, which in some cases fund the solicitation and litigation of claims. In addition, inflation, as seen in the cost of labor and materials, remains a contributing factor in elevated costs associated with the settlement of claims. These conditions and the resulting increases in losses and LAE are chief contributing factors for the rate increases in this market. In addition, over the past five years, even as we have increased our estimates of expected losses each year, we have recorded adverse claim development on prior years’ loss reserves and further strengthened current year losses during the year to address the increasing impact that Florida’s market disruptions had on claim cost trends.
The Company has taken a series of steps over time to mitigate the financial impact of these negative trends in the Florida market. We also have closely monitored rate levels, especially in the Florida market, and have submitted rate filings based upon evolving data. However, because rate filings rely upon past loss and expense data and take time to develop, file and implement, we can experience significant delays between identifying needed rate adjustments, filing the associated rate changes, and ultimately collecting and earning the resulting increased premiums. This is particularly the case in an era of rising costs such as the recent Florida market. Similarly, the Company evaluates and periodically adjusts its policy forms in response to market factors and competitive considerations. While policy form changes can be beneficial in the Company’s risk management initiatives, like with rate adjustments, we can experience delays between identifying desired changes, filing and gaining regulatory approval of the changes, and implementing the new forms.
The Company also updates its claims-handling procedures over time in response to market trends. The Company has adopted initiatives to adjust and pay straightforward, meritorious claims as promptly as possible to mitigate the adverse impacts that can be seen with claims that remain open for longer periods. The Company also has increasingly used video and other technology to facilitate reviews of damaged property and improve efficiency in the claims process. In addition, we develop in-house expertise, often in the form of dedicated internal units, to respond to certain types of claims such as water damage claims, represented claims, and large-loss claims. The Company additionally has established significant in-house legal services to address the high volume of litigated or represented claims as cost-effectively as possible, as well as a subrogation unit that seeks to mitigate losses for the benefit of policyholders and the Company when damages are caused by third parties. The full impact of the law changes and our operational initiatives on the claims settlement process and associated costs is unknown and still unfolding. We will continue to monitor these impacts and market conditions on recording and reporting of claims costs, rate levels, and competitive conditions.
Summary of Recent Rate Changes
In April 2023, UPCIC submitted and received approval for a rate decrease of 1.4% for Homeowners’, and a rate decrease of 1.6% for Dwelling Fire in the State of Florida, effective July 15, 2023, for new and renewal business. This filing resulted from UPCIC’s statutorily required participation in Florida’s Reinsurance to Assist Policyholders Program (“RAP”). This program is unrelated to the FHCF and allowed insurers to access a layer of reinsurance coverage below the FHCF industry retention at no cost to the insurer. In exchange the Insurance Entities adopted a corresponding one-year rate reduction. The RAP program expired with the reinsurance contract year ending May 31, 2024. Accordingly, the rate decrease that was temporarily implemented in response to the RAP coverage expired one year from its effective date, on July 15, 2024.
In July 2023, UPCIC filed a 7.5% rate increase on Florida personal residential homeowners’ line of business, effective July 17, 2023, for new business and November 4, 2023, for renewal business. Additionally, in October 2023, UPCIC filed a 4.1% rate increase on Florida personal dwelling-fire lines of business, effective January 15, 2024, for both new and renewal business. Both of these rate increases were implemented under use and file rating laws and subsequently received regulatory approval.
For 2024, the following rate changes for UPCIC have been approved by regulators in states other than Florida:
•Georgia: +14.8% effective November 21, 2023, for new business, and January 10, 2024, for renewal business
•South Carolina: +7.8% effective January 16, 2024, for new business, and March 6, 2024, for renewal business
•Alabama: +14.3% effective March 13, 2024, for new business, and May 2, 2024, for renewal business
•Indiana: +8.0% effective March 22, 2024, for new business, and May 11, 2024, for renewal business
•Minnesota: +14.9% effective April 19, 2024, for new business, and May 20, 2024, for renewal business
•Massachusetts: +11.9% effective April 8, 2024, for new business, and May 28, 2024, for renewal business

The following rate filings are pending approval by state regulators:
•Maryland: +13.3% effective June 17, 2024 for new business, and August 6, 2024, for renewal business
•New York: +14.7% effective March 11, 2024, for new business, and April 30, 2024, for renewal business
•Pennsylvania: +3.0% effective June 1, 2024, for new business, and July 21, 2024, for renewal business
The pending New York and Maryland rate filings are use and file rates, but prior approval for forms, so the effect in their cases is prior approval.
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
REINSURANCE
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events. Developing and implementing our reinsurance strategy to adequately protect our policyholders, balance sheet, and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been our key strategic priority. To limit the Insurance Entities’ potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers and the FHCF. The FLOIR requires the Insurance Entities, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ 2024-2025 catastrophe reinsurance program meets the FLOIR’s requirements, which are based on, among other things, successfully demonstrating cohesive and comprehensive reinsurance coverages that protect the policyholders of our Insurance Entities under a series of stress test catastrophe loss scenarios. Similarly, the Insurance Entities’ 2024-2025 catastrophe reinsurance programs meet the stress test and review requirements of Demotech, Inc., for maintaining Financial Stability Ratings® of A (Exceptional) and of Kroll for maintaining insurer financial strength ratings of “A-”.
We believe the Insurance Entities’ retentions under the jointly shared reinsurance program is appropriate and structured to protect policyholders and the Insurance Entities’ capital structure. We test the sufficiency of the catastrophe reinsurance coverage by subjecting the Insurance Entities’ personal residential exposures to scenario testing using third-party catastrophe models. These models combine simulations of the natural occurrence patterns and characteristics of hurricanes, tornadoes, earthquakes, and other catastrophes with information on property values, construction types, and occupancy classes. These models’ outputs provide information concerning the potential for simulated large losses, which enables the Insurance Entities to limit the financial impact from catastrophic events. Refer to the risk factors disclosed in “Part I, Item 1A—Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for details of specific risks attributable to catastrophic losses and reinsurance.
Effective June 1, 2024, the Insurance Entities entered into multiple reinsurance agreements comprising our 2024-2025 reinsurance program. See “Item 1—Note 4 (Reinsurance).”
Insurance Entities 2024-2025 All States Reinsurance Program (“All States”)
•First event All States combined retention of $45 million.
•All States first event tower extends to $2.404 billion with no co-participation in any of the layers, no limitation on loss adjustment expenses and no accelerated deposit premiums.
•Assuming a first event completely exhausts the $2.404 billion tower, the second event exhaustion point would be $1.134 billion.
•Full reinstatement is available on the combined $1.023 billion of the All States first-event catastrophe coverage for a guaranteed second-event coverage. For all layers purchased between $111 million and the projected attachment point of the FHCF layer, to the extent that all of our coverage or a portion thereof is exhausted in a first catastrophic event and reinstatement premium is due, we have purchased enough reinstatement premium protection coverage ("RPP") to fund the reinstatement premiums due on the reinstatement of these coverages. Losses exceeding the RPP limit would be subject to reinstatement premiums.
•Universal Insurance Holdings, Inc. (“UIH”) established the first event layer of $66 million in excess of $45 million in a captive insurance arrangement. See “Item 1—Note 14 (Variable Interest Entities).”
•Additionally, a second event private market excess of loss coverage of $66 million in excess of $45 million succeeds the captive in the event of a loss from a second event, resulting in a $66 million reduction in retention on a consolidated basis for a second event.
•Specific third and fourth event private market excess of loss coverage of $86 million in excess of $25 million provides frequency protection for multiple events during the treaty period, an incremental $20 million reduction in retention for a third and fourth event.
•For the FHCF Reimbursement Contracts effective June 1, 2024, the Insurance Entities have continued the election at the 90% coverage level. We estimate the total mandatory FHCF coverage will provide approximately $1.251 billion of coverage for UPCIC, and $19.4 million for APPCIC which complements and inures to the benefit of the All States coverage secured from private market reinsurers and discussed above.
•To further insulate future years, the Insurance Entities have secured certain multi-treaty treaties, providing $240 million of capacity that extends portions of the catastrophe coverage to include the 2025-2026 treaty year.
Reinsurers
The table below provides the A.M. Best and S&P financial strength ratings for each of the largest rated third-party reinsurers in the Insurance Entities’ 2024-2025 reinsurance program:

Reinsurer	A.M. Best	S&P
Florida Hurricane Catastrophe Fund (1)	N/A	N/A
Various Lloyd’s of London Syndicates	A	AA-
Munich Reinsurance America Inc.	A+	AA-
DaVinci Reinsurance Ltd.	A	A+
Renaissance Reinsurance Ltd.	A+	A+
Chubb Tempest Reinsurance Ltd.	A++	AA
Markel Bermuda Ltd.	A	A
(1)No rating is available, because the fund is not rated.
The catastrophe reinsurance program for the Insurance Entities, covering the period of June 1, 2024 to May 31, 2025, as described above, is projected to cost $676 million, prior to any potential reinstatement premiums due, and represents approximately 33.0% of projected direct premium earned for the 12-month treaty period.

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
Highlights for the quarter ended June 30, 2024
•Written premium increased 5.7% for the second quarter of 2024 totaling $578.3 million. Year to date written premium increased 7% totaling $1.024 billion for the six months ended June 30, 2024.
•Rate filings and automatic policy inflation adjustments to policy insured values are increasing written and earned premium as the new rates and property insured values take effect on policy renewals and new business, and earn prospectively over the policy period. There were 833,433 policies-in-force as of the end of June which represents an increase of 23,748 or 2.9% compared to June 30, 2023. Quarter to date policies-in-force increased by 13,355 or 1.63% and year to date, policies-in-force increased by 23,501 policies or 2.9%.
•Net investment income increased to $14.7 million, or 29.9% in the second quarter of 2024 compared to $11.3 million in the second quarter of 2023.
•The combined ratio was 95.9% for the second quarter of 2024, an improvement of 3.2 percentage points compared to the second quarter of 2023.
•Declared dividends per common share of $0.16 on April 10, 2024, payable on May 17, 2024.
•In the quarter ended June 30, 2024, the Company repurchased 274,320 shares, at an average share price of $19.47, for a total of $5.3 million. As of June 30, 2024, $14.7 million remains available under this program, which runs until March 11, 2026.
•Universal's Insurance Entities completed their 2024-2025 reinsurance program, in which the total costs for reinsurance as a percentage of direct earned premium increased to 33.0%, compared to approximately 31.8% in the previous contract period.
•Demotech reaffirmed its A rating for UPCIC and APPCIC on April 3, 2024.
•On May 31, 2024, the Company entered into a committed and unsecured $50.0 million revolving credit line with JP Morgan Chase Bank, N.A. This agreement succeeds the previous $40.0 million revolving credit line with J.P. Morgan Chase, N.A., entered into on June 30, 2023.

Second quarter of fiscal 2024 results of operations comparisons are to second quarter of fiscal 2023 (unless otherwise specified).
Results of Operations — Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Net income was $35.4 million for the three months ended June 30, 2024, compared to net income of $28.6 million for the same period in 2023. Benefiting the quarter were increases in premiums earned, net, an increase in net investment income and an increase in policy fees and other revenue, partially offset by an increase in operating costs and expenses, and a decrease in commission revenue. Direct premium earned and premiums earned, net were up 5.9% and 13.7%, respectively compared to direct premium earned and premiums earned in the second quarter of 2023, due to premium in force growth in 16 states in which we are licensed and writing during the past 12 months as a result of rate increases implemented during past years, in addition to an increase in policies in force in 12 states. Premiums earned, net, were also favorably impacted by a decrease in reinsurance expenses for the 2023-2024 contract year primarily due to the Insurance Entities’ mandatory participation in Florida’s RAP program, which allowed insurers to access a layer of reinsurance coverage below the FHCF industry retention at no cost to the insurers. The lower reinsurance costs, effective June 1 2023, through May 31, 2024, had a favorable effect on financial ratios which are based on net earned premium. For the quarter ended June 30, 2024, the net loss ratio declined to 70.6% from 73.8% for the same period in 2023 primarily due to an increase in premiums earned, net, a decrease in adverse prior year reserve development, partially offset by a higher loss pick for the current accident year. See Reinsurance section below for further information. As a result of the above and as further explained below, the combined ratio for the three months ended June 30, 2024 was 95.9% compared to 99.1% for the three months ended June 30, 2023. See “Overview—Trends and Geographical Distribution—Florida Trends” regarding our response to the Florida market.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Three Months Ended June 30,		Change
	2024	2023	$	%
REVENUES
Direct premiums written	$578,267	$547,126	$31,141	5.7%
Change in unearned premium	(87,618)	(83,802)	(3,816)	4.6%
Direct premium earned	490,649	463,324	27,325	5.9%
Ceded premium earned	(145,691)	(160,050)	14,359	(9.0)%
Premiums earned, net	344,958	303,274	41,684	13.7%
Net investment income	14,660	11,282	3,378	29.9%
Net realized gains (losses) on investments	(311)	882	(1,193)	NM
Net change in unrealized gains (losses) on investments	1,355	1,731	(376)	(21.7)%
Commission revenue	11,679	14,986	(3,307)	(22.1)%
Policy fees	5,576	5,384	192	3.6%
Other revenue	2,297	2,031	266	13.1%
Total revenues	380,214	339,570	40,644	12.0%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	243,572	223,727	19,845	8.9%
General and administrative expenses	87,114	76,675	10,439	13.6%
Total operating costs and expenses	330,686	300,402	30,284	10.1%
Interest and amortization of debt issuance costs	1,623	1,629	(6)	(0.4)%
INCOME (LOSS) BEFORE INCOME TAXES	47,905	37,539	10,366	27.6%
Income tax expense (benefit)	12,489	8,973	3,516	39.2%
NET INCOME (LOSS)	$35,416	$28,566	$6,850	24.0%
Other comprehensive income (loss), net of taxes	996	(5,866)	6,862	NM
COMPREHENSIVE INCOME (LOSS)	$36,412	$22,700	$13,712	60.4%
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$1.21	$0.93	$0.28	30.1%
Weighted average diluted common shares outstanding	29,308	30,659	(1,351)	(4.4)%

NM – Not Meaningful

Premium Revenues
Direct premiums written increased by $31.1 million, or 5.7%, for the quarter ended June 30, 2024, driven by premium growth within our Florida business of $4.0 million, or 0.9%, and premium growth in our other states business of $27.1 million, or 30.1%, as compared to the prior year. Rate increases approved in 2023 and 2024 for Florida and for certain other states and policy inflation adjustments were the principal driver of higher written premiums in addition to an increase in policies in force in 12 other states. In total, policies in force increased 13,355, or 1.6%, from 820,078 at March 31, 2024 to 833,433 at June 30, 2024. A summary of the recent rate increases which are driving increases in written premium is discussed above under “Overview—Trends and Geographical Distribution—Florida Trends.”
Rate changes are applied on new business submissions at policy inception and on renewals from the effective date of their renewal, and then are earned subsequently over the policy period. The rate and inflation increases in Florida and other markets are in response to rising claim costs in recent years driven by higher costs of material and labor associated with claims, the cost of weather events, the rising cost of catastrophe and other reinsurance protecting policyholders and, more importantly, the prevalence of represented and litigated claims in Florida. Due to the time associated with analyzing data, preparing and submitting rate filings, implementing new rate levels and earning the corresponding premiums, the Insurance Entities’ rate adjustments typically lag behind their experience by months or even years. In addition, the Insurance Entities’ policies provide for coverage limits to be adjusted at renewal which adjust insured value coverage limits for the impact of changes in inflation occurring since the prior renewal. This is based on third-party industry data sources that monitor inflation factors such as changes in costs for residential building materials and labor.
Management continues to manage policy counts and exposures intended to control the growth of exposures relating to new business. Rate increases continue to take effect, and new business underwriting rules are reviewed and updated as needed in the states we underwrite in. This quarter we saw an increase in policies in force of 23,501, or 2.9% during 2024 from 809,932 at December 31, 2023 to 833,433 at June 30, 2024. Direct premiums written continue to increase across the majority of states in which we conduct business. As a result of our business strategy, rate changes and disciplined underwriting initiatives, year over year we have seen an overall increase in policies in force in the aggregate, as well as an increase in premium in force, and an increase in total insured value in a majority of states for the past two years. We actively wrote policies in 18 states during the second quarter of 2024. In addition, we are authorized to do business in Tennessee and Wisconsin. In 2023, UPCIC filed with its regulators in Hawaii to withdraw from the state, with the withdrawal and nonrenewal of policies expected to be completed by the end of 2024. Compared to June 30, 2023, at June 30, 2024, policies in force increased by 23,748 policies, or 2.9%; premium in force increased $120.7 million, or 6.4%; and total insured value increased $19.2 billion, or 6.0%.
Direct premium earned increased by $27.3 million, or 5.9%, for the quarter ended June 30, 2024, reflecting the earning of premiums written over the past 12 months, including the benefit of rate changes due to primary rate filings, filings to cover increased reinsurance costs as well as policy premium adjustments due to increases in insured values caused by inflation.
Reinsurance
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents premiums paid to reinsurers for this protection and is a cost which reduces net written and net earned premiums. In total, ceded premium earned decreased $14.4 million, or 9.0%, for the quarter ended June 30, 2024 as compared to the same period of the prior year. The decrease in reinsurance costs reflects several factors, including the Insurance Entities’ mandatory participation in the RAP program for the 2023/2024 reinsurance program, which allowed insurers to access a layer of reinsurance coverage that is below the FHCF industry retention at no cost to the insurer. In exchange, the Insurance Entities adopted a 1.4% one-year rate reduction. Also benefiting reinsurance costs in the second quarter of 2024 was the absence of reinstatement premiums. In September 2022, reinstatement premiums totaling $24.6 million were written, and were earned prospectively through May 31, 2023, increasing reinsurance costs in the same quarter of the prior year. Reinsurance costs, as a percentage of direct premium earned, decreased from 34.5% in the second quarter of 2023 to 29.7% during the current quarter. The lower reinsurance costs have a favorable effect on financial ratios that are based on net earned premium. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period which typically runs from June 1st to May 31st. See the discussion above for the Insurance Entities’ 2024-2025 reinsurance programs and “Item 1— Note 4 (Reinsurance).”
Investment Results
Net investment income was $14.7 million for the three months ended June 30, 2024, compared to $11.3 million for the same period in 2023, an increase of $3.4 million, or 29.9%. Invested cash balances, along with liquidity generated by our investment portfolio from maturities, principal repayments, and interest payments received, were invested in higher rates, resulting in an increase in investment returns on our portfolio and cash balances.
We look to optimize our investment portfolio on a rolling basis, which, from time-to-time, results in portfolio shaping opportunities. During the three months ended June 30, 2024, sales of available-for-sale debt securities and sales of equity securities resulted in net realized losses of $311.0 thousand, compared to net realized gains of $882.0 thousand during the three months ended June 30, 2023
There was a $1.4 million net unrealized gain on investments during the three months ended June 30, 2024, largely driven by our portfolio optimization efforts in the public equity markets, coupled with the overall domestic equity market appreciation tailwind during 2024, compared to a $1.7 million net unrealized gain on investments during the three months ended June 30, 2023.

See “Analysis of Financial Condition” for details on changes in total invested assets balances during 2024.
Commissions, Policy Fees and Other Revenue
Commission revenue is comprised principally of brokerage commissions we earn from traditional open market third-party reinsurers, which excludes reinsurance provided by the FHCF and RAP as well as catastrophe bond participants. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the three months ended June 30, 2024, commission revenue was $11.7 million, compared to $15.0 million for the three months ended June 30, 2023. The decrease in commission revenue of $3.3 million, or 22.1%, for the three months ended June 30, 2024 was primarily due to commissions on reinstatement premiums attributable to Hurricane Ian which were higher during the second quarter of 2023 compared to the second quarter of 2024.
Policy fees for the three months ended June 30, 2024 were $5.6 million compared to $5.4 million for the same period in 2023. The increase of $0.2 million, or 3.6%, was the result of an increase in the combined total number of policies written during the three months ended June 30, 2024 compared to the same period in 2023 in states in which we are permitted to charge this fee.
Other revenue, representing revenue from policy installment fees, premium financing, and other miscellaneous income, was $2.3 million for the three months ended June 30, 2024 compared to $2.0 million for the same period in 2023.
Non-GAAP
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, was $379.2 million for the three months ended June 30, 2024 compared to $337.0 million for the same period in 2023.
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
Losses and LAE, net of reinsurance recoveries was $243.6 million for the three months ended June 30, 2024, resulting in a net loss ratio of 70.6%, compared to $223.7 million, and 73.8% for the three months ended June 30, 2023. For the three months ended June 30, 2024, the decline in the net loss ratio was primarily due to an increase in direct earned premium driven by rate increases and reduced reinsurance costs, and the absence of net prior year development in the current period as compared to the same period last year. This was partially offset by a higher loss pick selected for 2024 compared to 2023 and a lower financial benefit from adjusting claims.
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
During the three months ended June 30, 2024, net prior year development was zero, compared to $13.8 million for the same period in 2023, or 4.6 net loss ratio points in 2023. We continue to see favorable claim trends on Florida losses that occurred subsequent to the effective date of the Florida reform legislation (December 16, 2022). However, claims under policies that pre-date the reforms have greater uncertainty, and as such those claims in the aggregate have the potential to experience adverse development, as claims have settled above previously estimated amounts.
We believe the legislation passed in late 2022 represents a positive step towards reducing claim costs in Florida and management is optimistic about its eventual benefits. However, the full transition to these new laws will take many years. Many of the reforms apply only prospectively and provide only marginal benefit for claims filed on policies issued prior to the new laws’ effective date. As for prior policy periods, with respect to some aspects of the reforms, insurers must continue to adjust claims under the prior laws that were subject to abuse while awaiting the expiration of claim reporting periods and statute of limitations periods applicable to those policies. Therefore, it will be several years until the abusive claim practices permitted under the prior laws are fully extinguished and the full benefit of the legislation can be realized.
Net losses and LAE also reflects savings from activities performed by affiliates within our holding company system on behalf of our Insurance Entities and our reinsurers when losses and LAE are ceded under our reinsurance contracts. When claims are adjusted by our claims team and files are handled by our legal group in this litigious environment in Florida, there are synergies achieved by having these two functions within the same consolidated group that could not be achieved through third parties. This synergistic relationship results in more efficient handling and coordination of claims including represented claims handled by our legal group. By choosing not to outsource these activities in most instances, we also save money for the consolidated group by generating a potential financial benefit outside of the Insurance Entities that serves to reduce LAE at the consolidated level (contra LAE), particularly following catastrophes. During the three months ended June 30, 2024, these claims-related activities generated a financial benefit of $0.6 million compared to a financial benefit of $25.0 million during the three months ended June 30, 2023.
General and Administrative Expenses
For the three months ended June 30, 2024, general and administrative expenses were $87.1 million compared to $76.7 million during the same period in 2023, as follows (dollars in thousands):

	Three Months Ended
	June 30,				Change
	2024		2023		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$344,958		$303,274		$41,684	13.7%
General and administrative expenses:
Policy acquisition costs	56,615	16.4%	52,006	17.1%	4,609	8.9%
Other operating costs	30,499	8.9%	24,669	8.1%	5,830	23.6%
Total general and administrative expenses	$87,114	25.3%	$76,675	25.3%	$10,439	13.6%
General and administrative expenses increased by $10.4 million, which was the result of an increase in policy acquisition costs of $4.6 million and an increase in other operating costs of $5.8 million. The total general and administrative expense ratio was 25.3% for the three months ended June 30, 2024 and 2023. See Reinsurance section above for further information.
•The increase in policy acquisition costs of $4.6 million was primarily driven by commissions as a result of increases in premium volume in Florida and other states. New and renewal policies written in the second quarter of 2024 increased by 6.3% year over year.
•The increase in other operating costs was largely driven by employee related expenses including stock-based compensation, and employee benefits and welfare. The other operating cost ratio was 8.9% for the three months ended June 30, 2024, compared to 8.1% for the same period in 2023.
As a result of the trends discussed above for losses and LAE and general and administrative expenses, the combined ratio for the second quarter ended June 30, 2024 was 95.9% compared to 99.1% for the same period in 2023.
Interest and Amortization of Debt Issuance Costs
Interest and amortization of debt issuance costs was $1.6 million for both quarters ended June 30, 2024 and 2023.
Income Tax Expense (Benefit)
Income tax expense was $12.5 million for the quarter ended June 30, 2024, compared to an income tax expense of $9.0 million for the quarter ended June 30, 2023. Our effective tax rate (“ETR”) increased to 26.1% for the quarter ended June 30, 2024, as compared to 23.9% for the quarter ended June 30, 2023. See “Item 1—Note 9 (Income Taxes)” for a table of items reconciling statutory rates to the effective rate for three months ended 2024 and 2023.
Comprehensive Income (Loss)
Other comprehensive income, net of taxes for the quarter ended June 30, 2024 was $1.0 million compared to other comprehensive loss of $5.9 million for the same period in 2023, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income for available-for-sale debt securities sold. The improvement in the second quarter of 2024 reflects favorable relative shifts in market prices during 2024 compared to 2023. During 2024, maturing securities and investment returns were reinvested at market rates, reducing unrealized losses on maturing securities. The maturity of the remaining securities in an unrealized loss position has also reduced during the year. Over time, unrealized losses on securities in an unrealized loss position lessens as the remaining maturity shortens and securities approach their maturity or par value. See discussion above and “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods.

Non-GAAP
Adjusted operating income (loss) represents GAAP operating income (loss), excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments. Adjusted operating income was $48.5 million for the three months ended June 30, 2024 compared to adjusted operating income of $36.6 million for the same period in 2023.
Adjusted operating income (loss) margin represents adjusted operating income (loss) divided by core revenue. Adjusted operating income margin was 12.8% for the three months ended June 30, 2024 compared to adjusted operating loss margin of 10.8% for the same period in 2023.
Adjusted net income (loss) attributable to common stockholders represents GAAP net income (loss) attributable to common stockholders, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, net of tax. Adjusted net income attributable to common stockholders was $34.6 million for the three months ended June 30, 2024 compared to adjusted net income attributable to common stockholders of $26.6 million for the same period in 2023.
Diluted adjusted earnings (loss) per common share represents adjusted net income (loss) available to common stockholders divided by weighted average diluted common shares outstanding. Diluted adjusted income per common share was $1.18 for the three months ended June 30, 2024 compared to diluted adjusted earnings per common share of $0.87 for the same period in 2023.

All comparisons for the six months ended June 30, 2024 results of operations are to the corresponding prior year period (unless otherwise specified).
Results of Operations — Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net income was $69.1 million for the six months ended June 30, 2024, compared to net income of $52.7 million for the same period in 2023. Benefiting 2024 were increases in premiums earned, net, an increase in net investment income, and an increase in policy fees and other revenue, partially offset by an increase in operating costs and expenses, and a decrease in commission revenue. Direct premium earned and premiums earned, net were up 5.9% and 16.0%, respectively compared to direct premium earned and premiums earned, net in the same period in 2023, due to premium in force growth in 17 states in which we are licensed and writing during the past 12 months as a result of rate increases implemented during past years, in addition to an increase in policies in force in 13 states. For six months ended June 30, 2024, the net loss ratio declined to 71.2% from 73.4% for the same period in 2023 primarily due to an increase in premiums earned, net, a decrease in adverse prior year reserve development, partially offset by a higher direct loss ratio for the current accident year. See Reinsurance section below for further information. As a result of the above and as further explained below, the combined ratio for the six months ended June 30, 2024 was 95.7% compared to 99.5% for the six months ended June 30, 2023. See “Overview—Trends and Geographical Distribution—Florida Trends” regarding our response to the Florida market.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Six Months Ended June 30,		Change
	2024	2023	$	%
REVENUES
Direct premiums written	$1,024,446	$957,228	$67,218	7.0%
Change in unearned premium	(51,725)	(38,536)	(13,189)	34.2%
Direct premium earned	972,721	918,692	54,029	5.9%
Ceded premium earned	(293,738)	(333,194)	39,456	(11.8)%
Premiums earned, net	678,983	585,498	93,485	16.0%
Net investment income	28,183	21,980	6,203	28.2%
Net realized gains (losses) on investments	(388)	94	(482)	NM
Net change in unrealized gains (losses) on investments	4,461	2,688	1,773	66.0%
Commission revenue	22,712	32,268	(9,556)	(29.6)%
Policy fees	9,981	9,551	430	4.5%
Other revenue	4,241	3,999	242	6.1%
Total revenues	748,173	656,078	92,095	14.0%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	483,759	429,881	53,878	12.5%
General and administrative expenses	165,780	152,602	13,178	8.6%
Total operating costs and expenses	649,539	582,483	67,056	11.5%
Interest and amortization of debt issuance costs	3,245	3,265	(20)	(0.6)%
INCOME (LOSS) BEFORE INCOME TAXES	95,389	70,330	25,059	35.6%
Income tax expense (benefit)	26,316	17,591	8,725	49.6%
NET INCOME (LOSS)	$69,073	$52,739	$16,334	31.0%
Other comprehensive income (loss), net of taxes	(1,546)	7,925	(9,471)	NM
COMPREHENSIVE INCOME (LOSS)	$67,527	$60,664	$6,863	11.3%
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$2.35	$1.72	$0.63	36.6%
Weighted average diluted common shares outstanding	29,369	30,633	(1,264)	(4.1)%

NM – Not Meaningful

Premium Revenues
Direct premiums written increased by $67.2 million, or 7.0%, for the six months ended June 30, 2024, driven by premium growth within our Florida business of $21.5 million, or 2.7%, and premium growth in our other states business of $45.7 million, or 28.1%, as compared to the prior year. Rate increases approved in 2023 and 2024 for Florida and for certain other states and policy inflation adjustments were the principal driver of higher written premiums, in addition to an increase in policies in force in 12 states. In total, policies in force increased 23,501, or 2.9%, from 809,932 at December 31, 2023 to 833,433 at June 30, 2024. A summary of the recent rate increases which are driving increases in written premium is discussed above under “Overview—Trends and Geographical Distribution—Florida Trends.”
Rate changes are applied on new business submissions at policy inception and on renewals from the effective date of their renewal, and then are earned subsequently over the policy period. The recent rate and inflation increases in Florida are in response to rising claim costs in recent years driven by higher costs of material and labor associated with claims, the cost of weather events, the rising cost of catastrophe and other reinsurance protecting policyholders and, more importantly, the prevalence of represented and litigated claims in Florida. Due to the time associated with analyzing data, preparing, and submitting rate filings, implementing new rate levels and earning the corresponding premiums, the Insurance Entities’ rate adjustments typically lag behind their experience by months or even years. In addition, the Insurance Entities’ policies provide for coverage limits to be adjusted at renewal which adjust insured value coverage limits for the impact of changes in inflation occurring since the prior renewal. This is based on third-party industry data sources that monitor inflation factors such as changes in costs for residential building materials and labor.
Management continues to manage policy counts and exposures intended to control the growth of exposures relating to new business. Rate increases continue to take effect, and new business underwriting rules are reviewed and updated as needed in the states we underwrite in. This year we saw an increase in policies in force of 23,501, or 2.9% during 2024 from 809,932 at December 31, 2023 to 833,433 at June 30, 2024. Direct premiums written continue to increase across the majority of states in which we conduct business. We actively wrote policies in 18 states during the first six months of 2024. In addition, we are authorized to do business in Tennessee and Wisconsin. In 2023, UPCIC filed with its regulators in Hawaii to withdraw from the state, with the withdrawal and nonrenewal of policies expected to be completed by the end of 2024. Compared to June 30, 2023, at June 30, 2024, policies in force increased by 23,748 policies, or 2.9%; premium in force increased $120.7 million, or 6.4%; and total insured value increased $19.2 billion, or 6.0%, compared to June 30, 2023.
Direct premium earned increased by $54.0 million, or 5.9%, for the six months ended June 30, 2024, reflecting the earning of premiums written over the past 12 months, including the benefit of rate changes due to primary rate filings, filings to cover increased reinsurance costs as well as policy premium adjustments due to increases in insured values caused by inflation.
Reinsurance
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents premiums paid to reinsurers for this protection and is a cost which reduces net written and net earned premiums. In total, ceded premium earned decreased $39.5 million, or 11.8%, for the six months ended June 30, 2024 as compared to the same period of the prior year. The decrease in reinsurance costs reflects several factors, including the Insurance Entities’ mandatory participation in the RAP program for the 2023/2024 reinsurance program, which allowed insurers to access a layer of reinsurance coverage below the FHCF industry retention at no cost to the insurer. In exchange, the Insurance Entities adopted a 1.4% one-year rate reduction. Also benefiting reinsurance costs in the first six months of 2024 was the absence of reinstatement premiums. In September 2022, reinstatement premiums totaling $24.6 million were written, and were earned prospectively through May 31, 2023, increasing reinsurance costs in the same quarter of the prior year. Reinsurance costs, as a percentage of direct premium earned, decreased in the six months of 2024 to 30.2% in 2024 as compared to 36.3% during the same period in 2023. The lower reinsurance costs have a favorable effect on financial ratios that are based on net earned premium. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period which typically runs from June 1st to May 31st. See the discussion above for the Insurance Entities’ 2024-2025 reinsurance programs and “Item 1— Note 4 (Reinsurance).”
Investment Results
Net investment income was $28.2 million for the six months ended June 30, 2024, compared to $22.0 million for the same period in 2023, an increase of $6.2 million, or 28.2%. Invested cash balances, along with liquidity generated by our investment portfolio from maturities, principal repayments, and interest payments received, were invested in higher rates, resulting in an increase in investment returns on our portfolio and cash balances.
We look to optimize our investment portfolio on a rolling basis, which, from time-to-time, results in portfolio shaping opportunities. During the six months ended June 30, 2024, sales of available-for-sale debt securities and sales of equity securities resulted in net realized losses of $0.4 million, compared to net realized gains of $94 thousand during the six months ended June 30, 2023
There was a $4.5 million net unrealized gain on investments during the six months ended June 30, 2024, largely driven by our portfolio optimization efforts in the public equity markets, coupled with the overall domestic equity market appreciation tailwind during 2024, compared to a $2.7 million net unrealized gain on investments during the six months ended June 30, 2023.
See “Analysis of Financial Condition” for details on changes in total invested assets balances during 2024.

Commissions, Policy Fees and Other Revenue
Commission revenue is comprised principally of brokerage commissions we earn from traditional open market third-party reinsurers, which excludes reinsurance provided by the FHCF and RAP as well as catastrophe bond participants. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the six months ended June 30, 2024, commission revenue was $22.7 million, compared to $32.3 million for the six months ended June 30, 2023. The decrease in commission revenue of $9.6 million, or 29.6%, for the six months ended June 30, 2024 was primarily due to commissions on reinstatement premiums attributable to Hurricane Ian which were higher during the six months ended June 30, 2023 than the same period in 2024.
Policy fees for the six months ended June 30, 2024 were $10.0 million compared to $9.6 million for the same period in 2023. The increase of $0.4 million, or 4.5%, was the result of an increase in the combined total number of policies written during the six months ended June 30, 2024 compared to the same period in 2023 in states in which we are permitted to charge this fee.
Other revenue, representing revenue from policy installment fees, premium financing, and other miscellaneous income, was $4.2 million for the six months ended June 30, 2024 compared to $4.0 million for the same period in 2023.
Non-GAAP
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, was $744.1 million for the six months ended June 30, 2024 compared to $653.3 million for the same period in 2023.
Operating Costs and Expenses
Losses and Loss Adjustment Expense
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
Losses and LAE, net of reinsurance recoveries was $483.8 million for the six months ended June 30, 2024, resulting in a net loss ratio of 71.2%, compared to $429.9 million, and 73.4%, respectively, for the six months ended June 30, 2023. For the six months ended June 30, 2024, the decline in the net loss ratio was primarily due to an increase in direct earned premium driven by rate increases and reduced reinsurance costs, and the absence of net prior year development for the six months ended June 30, 2024 as compared to the same period last year. This was partially offset by a higher loss pick selected for 2024 compared to 2023 and a lower financial benefit from adjusting claims.
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
During the six months ended June 30, 2024, management did not find the need to strengthen prior year net reserves resulting in zero prior year net development, compared to $17.1 million for the same period in 2023, or 2.9 net loss ratio points. We continue to see favorable claim trends on Florida losses that occurred subsequent to the effective date of the reform legislation (December 16, 2022). However, claims under policies that pre-date the reforms have greater uncertainty, and as such those claims in the aggregate have the potential to experience adverse development, as claims have settled above previously estimated amounts.
We believe the legislation passed in late 2022 represents a positive step towards reducing claim costs in Florida and management is optimistic about its eventual benefits. However, the full transition to these new laws will take many years. Many of the reforms apply only prospectively and provide only marginal benefit for claims filed on policies issued prior to the new laws’ effective date. The transition to the new laws therefore involves first renewing policies during the year following the effective date, such that the policies, and subsequent claims under those policies, are governed by the new requirements. As for prior policy periods, with respect to some aspects of the reforms, insurers must continue to adjust claims under the prior laws that were subject to abuse while awaiting the expiration of claim reporting periods and statute of limitations periods applicable to those policies. Therefore, it will be several years until the abusive claim practices permitted under the prior laws, including those resulting from requiring insurance companies to pay claimants’ litigation costs, are fully extinguished and the full benefit of the legislation can be realized.
Net losses and LAE also reflects savings from activities performed by affiliates within our holding company system on behalf of our Insurance Entities and our reinsurers when losses and LAE are ceded under our reinsurance contracts. When claims are adjusted by our claims team and files are handled by our legal group in this litigious environment in Florida, there are synergies achieved by having these two functions within the same consolidated group that could not be achieved through third parties. This synergistic relationship results in more efficient handling and coordination of claims including represented claims handled by our legal group. By choosing not to outsource these activities in most instances, we also save money for the consolidated group by generating a potential financial benefit outside of the Insurance Entities that serves to reduce LAE at the consolidated level (contra LAE), particularly following catastrophes. During 2024 these claims-related activities generated a financial benefit of $0.3 million compared to a financial benefit of $30.8 million during six months ended June 30, 2023.
General and Administrative Expenses
For the six months ended June 30, 2024, general and administrative expenses were $165.8 million compared to $152.6 million during the same period in 2023, as follows (dollars in thousands):

	Six Months Ended
	June 30,				Change
	2024		2023		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$678,983		$585,498		$93,485	16.0%
General and administrative expenses:
Policy acquisition costs	111,435	16.4%	103,697	17.7%	7,738	7.5%
Other operating costs	54,345	8.1%	48,905	8.4%	5,440	11.1%
Total general and administrative expenses	$165,780	24.5%	$152,602	26.1%	$13,178	8.6%

General and administrative expenses increased by $13.2 million, which was the result of an increase in policy acquisition costs of $7.7 million and an increase in other operating costs of $5.4 million. The total general and administrative expense ratio was 24.5% for the six months ended June 30, 2024 compared to 26.1% for the six months ended June 30, 2023. See Reinsurance section above for further information.
•The increase in policy acquisition costs of $7.7 million was primarily driven by commissions as a result of increases in premium volume in Florida and other states. New and renewal policies written in the first six months of 2024 increased by 6.4% year over year.
•The increase in other operating costs was largely driven by employee related expenses including stock-based compensation, and employee benefits and welfare. The other operating cost ratio was 8.1% for the six months ended June 30, 2024, compared to 8.4% for the same period in 2023 due to economies of scale as the premium base increases from rate increases as well as the lower cost of reinsurance.
As a result of the trends discussed above for losses and LAE and general and administrative expenses, the combined ratio for the six months ended June 30, 2024 was 95.7% compared to 99.5% for the same period in 2023.
Interest and Amortization of Debt Issuance Costs
Interest and amortization of debt issuance costs was $3.3 million for both six months ended June 30, 2024 and 2023.
Income Tax Expense (Benefit)
Income tax expense was $26.3 million for the six months ended June 30, 2024, compared to an income tax expense of $17.6 million for the six months ended June 30, 2023. Our effective tax rate (“ETR”) increased to 27.6% for the six months ended June 30, 2024, as compared to 25.0% for the six months ended June 30, 2023. See “Item 1—Note 9 (Income Taxes)” for a table of items reconciling statutory rates to the effective rate for six months ended 2024 and 2023.
Comprehensive Income (Loss)
Other comprehensive loss, net of taxes for the six months ended June 30, 2024 was $1.5 million compared to other comprehensive income of $7.9 million for the same period in 2023, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income for available-for-sale debt securities sold. The deterioration in 2024 reflects relative shifts in market prices during 2024 compared to 2023. During 2024, maturing securities and investment returns were reinvested at market rates, reducing unrealized losses on maturing securities. The maturity of the remaining securities in an unrealized loss position has also reduced during the year. Over time, unrealized losses on securities in an unrealized loss position lessens as the remaining maturity shortens and securities approach their maturity or par value. See discussion above and “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods.
Non-GAAP
Adjusted operating income (loss) represents GAAP operating income (loss), excluding net realized gains (losses) on investment and net changes in unrealized gains (losses) on investments. Adjusted operating loss was $94.6 million for the six months ended June 30, 2024 compared to adjusted operating income of $70.8 million for the same period in 2023.

Adjusted operating income (loss) margin represents adjusted operating income (loss) divided by core revenue. Adjusted operating loss was 12.7% for the six months ended June 30, 2024 compared to adjusted operating income of 10.8% for the same period in 2023.
Adjusted net income (loss) attributable to common stockholders represents GAAP net income (loss) attributable to common stockholders, excluding net realized gains (losses) on investment and net changes in unrealized gains (losses) on investments, net of tax. Adjusted net loss attributable to common stockholders was $66.0 million for the six months ended June 30, 2024 compared to adjusted net income attributable to common stockholders of $50.6 million for the same period in 2023.
Diluted adjusted earnings (loss) per common share represents adjusted net income (loss) available to common stockholders divided by weighted average diluted common shares outstanding. Diluted adjusted loss per common share was $2.25 for the six months ended June 30, 2024 compared to diluted adjusted earnings per share of $1.65 for the same period in 2023.

Analysis of Financial Condition—As of June 30, 2024 Compared to December 31, 2023
We believe that the cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	June 30,	December 31,
Type of Investment	2024	2023
Available-for-sale debt securities	$1,215,630	$1,064,330
Equity securities	75,834	80,495
Other investments, at fair value	10,434	10,434
Investment real estate, net	5,523	5,525
Total	$1,307,421	$1,160,784
Total invested assets were $1.31 billion as of June 30, 2024 compared to $1.16 billion as of December 31, 2023. The increase is primarily attributable to unrealized gains on our equity portfolio, and increases in net investment income, partially offset by pricing weakness in our fixed income portfolio during the first quarter, which began to reverse course during the second quarter. Cash and cash equivalents were $283.3 at June 30, 2024 compared to $397.3 million at December 31, 2023, a decrease of 28.7%. See below “—Analysis of Financial Condition” for more information. Cash and cash equivalents are invested short-term until needed to settle loss and LAE payments, reinsurance premium payments, and operating cash needs, or until they are deployed by our investment advisors.
See “Item 1—Condensed Consolidated Statements of Cash Flows” and “Item 1—Note 3 (Investments)” for explanations on changes in investments.
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1st to May 31st of the following year. The increase of $339.4 million to $575.6 million as of June 30, 2024 was primarily due to reinsurance costs relating to the placement of our 2024-2025 catastrophe reinsurance program on June 1, 2024, less amortization of ceded written premium for the reinsurance costs earned since the beginning of the new program. See “Part I— Item 2— “Reinsurance Program” regarding the Company’s reinsurance placement and participation in the Florida RAP program.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE, and other expenses that are expected to be recovered from reinsurers. The decrease of $88.2 million to $130.9 million as of June 30, 2024 was primarily due to the settlement and collection of amounts recoverable from reinsurers relating to various ceded events.
Premiums receivable, net represents amounts receivable from policyholders. The increase in premiums receivable, net of $10.1 million to $87.2 million as of June 30, 2024 is consistent with premium trends including seasonality and consumer payment behaviors.
Deferred policy acquisition costs (“DPAC”) increased by $7.2 million to $117.1 million as of June 30, 2024, and is consistent with written premium trends and changes in commissions paid to agents. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the six months ended June 30, 2024, deferred income tax assets decreased by $18.5 million to $24.7 million, primarily due to an increase in prepaid reinsurance premiums. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
Other assets represent groups of accounts that are listed separately that do not fit into existing captions. During the six months ended June 30, 2024, other assets increased by $6.2 million to $28.8 million, primarily due to the purchase of miscellaneous invested assets during the first half of 2024.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $165.5 million to $344.6 million as of June 30, 2024. Overall, unpaid losses and LAE decreased, as a result of payment of current and prior year claims including the settlement of Hurricane Ian claims during 2024.
Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The increase of $51.7 million from December 31, 2023 to $1.04 billion as of June 30, 2024 reflects the seasonality of our business during the year.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $24.7 million from December 31, 2023 to $73.4 million as of June 30, 2024 reflects customer payment behavior and the payment behavior of mortgage escrow service providers as well as premium trends.
We exclude net negative cash balances, if any, from cash and cash equivalents that we have with any single financial institution based on aggregating the book balance of all accounts at the institution which have the right of offset. If the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Consolidated Balance Sheet to book overdraft. These amounts represent outstanding checks or drafts not yet presented to the financial institution in excess of amounts on deposit at the financial institutions. We maintain a short-term cash investment strategy sweep to maximize investment returns on cash balances. Funds from these sweep accounts are used to meet obligations under outstanding checks and drafts and transferred to the respective financial institutions upon presentment. There were none as of June 30, 2024 compared to $14.6 million as of December 31, 2023. The decrease of $14.6 million is the result of increased cash balances available for offset as of June 30, 2024 compared to December 31, 2023. See “—Liquidity and Capital Resources” for more information.
Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers, and cash advances received from reinsurers, if any. On June 1st of each year, we renew our core catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. These estimated annual costs are increased or decreased during the year based on premium adjustments or as a result of new placements during the year. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which typically runs from June 1st to May 31st. The balance increased by $457.1 million to $649.0 million as of June 30, 2024 as a result of timing of the above items and decline in costs of reinsurance expense for the current treaty period in 2023 and 2024, as well as the reduction in cash advances received in 2022 after Hurricane Ian which have been utilized during the claim settlement process in 2023 and 2024 of Ian claims and those associated with other weather events. See “—Liquidity and Capital Resources” for more information about timing of reinsurance premium installment payments.
Income taxes payable/recoverable represents the amounts due to/from taxing jurisdictions within one year. An income tax payable arises when income tax liabilities exceed tax payments, and an income tax recoverable occurs when tax payments exceed income tax liabilities. As of June 30, 2024, the income tax recoverable is $5.5 million, compared to a balance payable of $5.9 million as of December 31, 2023.
Other liabilities and accrued expenses decreased by $43.3 million to $47.3 million as of June 30, 2024, primarily driven by a decrease in amounts payable for securities resulting from trades executed that had settled after year end.
See “—Liquidity and Capital Resources” for more information about the changes in additional paid-in capital during 2024.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short- and long-term obligations. Funds generated from operations have been sufficient and we expect them to be sufficient to meet our current and long term liquidity requirements.
The balance of cash and cash equivalents, excluding restricted cash, as of June 30, 2024 was $283.3 million, compared to $397.3 million at December 31, 2023. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between June 30, 2024 and December 31, 2023. This decrease is largely attributable to the investment of excess cash into long term investments. Our cash investment strategy at times includes cash investments where the right of offset against other bank accounts does not exist. A book overdraft occurs when aggregating the book balance of all accounts at a financial institution for accounts which have the right of offset, and if the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Consolidated Balance Sheet to book overdraft. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st and December 1st, and third-party reinsurance premiums are generally paid in four installments on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. See “Item 1—Note 12 (Commitments and Contingencies)” and additional discussion below under the caption “—Material Cash Requirements” for more information.
The balance of restricted cash and cash equivalents as of June 30, 2024 and December 31, 2023 represents cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business. In addition amounts on deposit to support our captive insurance are restricted. Restricted cash and cash equivalents increased by $66.0 million to $68.6 million as of June 30, 2024 as a result of collateral held by a reinsurance captive arrangement with one of the Insurance Entities reported as a Variable Interest Entities (“VIE”) in the condensed consolidated financial statements. See “Item 1—Note 14 (Variable Interest Entities)” for more information.
Liquidity is required at the holding company for us to cover the payment of holding company general operating expenses, provide for contingencies if needed, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of our tax obligations to taxing authorities, settlement of taxes between subsidiaries in accordance with our tax sharing agreement, capital contributions to subsidiaries or surplus note contributions to the Insurance Entities, if needed, and interest and principal payments on outstanding debt obligations of the holding company. Effective in 2021 for UPCIC and 2022 for APPCIC, the holding company has put in place an ongoing surplus note arrangement with the Insurance Entities, which has been approved by FLOIR as the Insurance Entities’ domestic regulator. Surplus notes are unsecured debt issued by the Insurance Entities that are subordinated to all claims by policyholders and creditors, with interest and principal payments on the surplus notes to the holding company being made only upon the FLOIR’s express approval. Surplus notes are considered bonds in function and payout structure, but are accounted for as equity in the statutory reporting of the Insurance Entities. The holding company has outstanding with the Insurance Entities $164.8 million in surplus notes and accrued interest as of June 30, 2024. Under the terms of the surplus notes, interest accrues at a variable rate which resets annually (currently 10.70% for 2024). The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. New regulations or changes to existing regulations or their interpretations imposed on the Company and its affiliates may also impact the availability, amount and timing of future dividend payments to the parent. Principal sources of liquidity for the holding company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions paid by third party reinsurers earned on reinsurance contracts placed by our wholly-owned subsidiary, Blue Atlantic Reinsurance Corporation, and policy fees charged to policyholders. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income from those investments.
The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 1—Note 5 (Insurance Operations).” Dividends from the Insurance Entities can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by the Insurance Entities to Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida), without prior approval (an “ordinary dividend”) is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the six months ended June 30, 2024 and the year ended December 31, 2023, the Insurance Entities did not pay dividends to PSI. As of June 30, 2024 and December 31, 2023, the Insurance Entities did not have the capacity to pay ordinary dividends.
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
Our insurance operations provide liquidity as premiums are generally received months or even years before potential losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale. The average credit rating on our available-for-sale securities was A+ as of June 30, 2024 and December 31, 2023. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of our available-for-sale securities was 3.4 years at June 30, 2024 compared to 3.7 years at December 31, 2023. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments.
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

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio for the periods presented (dollars in thousands):

	As of
	June 30,	December 31,
	2024	2023
Stockholders’ equity	$393,237	$341,297
Total long-term debt	101,625	102,006
Total capital resources	$494,862	$443,303

Debt-to-total capital ratio	20.5%	23.0%
Debt-to-equity ratio	25.8%	29.9%
Capital resources, net increased by $51.6 million for the six months ended June 30, 2024, reflecting a net increase in total stockholders’ equity, partially offset by a decline in long-term debt. The change in stockholders’ equity was the result of our net income in the six months ended June 30, 2024 offset by treasury share purchases and dividends to shareholders. See the consolidated statement of stockholders’ equity and “Item 1—Note 8 (Stockholders’ Equity)” for an explanation of changes in treasury stock. The reduction during 2024 in long-term debt was primarily the result of principal payments on long-term debt of $0.7 million offset by amortization of debt issuance costs of $0.2 million on our 5.625% Senior Unsecured Notes due 2026. See “—Liquidity and Capital Resources” for more information.
Additional paid-in-capital increased by $3.7 million primarily from increases in share-based compensation of $2.2 million for the year ended June 30, 2024.
The debt-to-total capital ratio is total long-term debt divided by total capital resources, whereas the debt-to-equity ratio is total long-term debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.
Adjusted common stockholders’ equity, representing GAAP common stockholders' equity, excluding accumulated other comprehensive income (loss), was $468.9 million as of June 30, 2024 and $415.4 million as of December 31, 2023.
Adjusted book value per common share, representing adjusted common stockholders’ equity divided by outstanding common shares at the end of the reporting period, was $16.44 as of June 30, 2024 and $14.34 as of December 31, 2023.
Adjusted return on common equity representing actual or annualized adjusted net income (loss) attributable to common stockholders divided by average adjusted common stockholders' equity, with the denominator excluding current period income statement after-tax net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, was 30.5% as of June 30, 2024 and 14.7% as of December 31, 2023.
Revolving Loan
As discussed in “Item 1—Note 7 (Long-term Debt),” the Company entered into a committed and unsecured $50.0 million revolving credit line with JP Morgan Chase Bank N.A. This agreement succeeded the previous $40.0 million revolving credit line with J.P. Morgan Chase, N.A. As of June 30, 2024, the Company has not borrowed any amount under this revolving loan. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings mature on May 30, 2025, 364 days after the inception date and carries an interest rate of prime rate plus a margin of 2% on borrowings. The credit line is subject to annual renewals. The credit line contains customary financial and other covenants, with which the Company is in compliance.
Long-term Debt
In November 2021, we issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”) to certain institutional accredited investors and qualified institutional buyers. The Notes mature on November 30, 2026, at which time the entire $100.0 million of principal is due and payable. At any time on or after November 30, 2023, the Company may redeem all or part of the Notes. See “Item 1—Note 7 (Long-term debt)” for additional details. As of June 30, 2024, we were in compliance with all applicable covenants.
We will also continue to evaluate opportunities to access the debt capital markets to raise additional capital. We anticipate any proceeds would be used for general corporate purposes, including investing in the capital and surplus of the Insurance Entities.
In addition to the funds typically generated from our operations, we maintain a prudent investment portfolio, mainly consisting of high-grade fixed income securities. Our primary goal is to safeguard capital and ensure sufficient liquidity for potential claims and other financial requirements. The portfolio also aims to achieve a comprehensive return, with a focus on investment income. Our operations have historically produced a steady flow of funds, contributing to the growth of our cash and investments. We have never needed to sell off investments to support our operations or finance activities.

In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term, with quarterly payments of interest based on the 10-year Constant Maturity Treasury Index. As of June 30, 2024, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates. See “Item 1—Note 7 (Long-term debt)” for additional details. At June 30, 2024, UPCIC was in compliance with the terms of the surplus note and with each of the loan’s covenants as implemented by rules promulgated by the SBA. Total adjusted capital and surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.
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
Common Stock Repurchases
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock, and general market conditions. We will fund the share repurchase program with cash from operations. During 2024, there were two authorized repurchase plans in effect:
•On June 12, 2023, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through June 10, 2025 (“The June 2025 Share Repurchase Program”) pursuant to which we repurchased 1,320,675 shares of our common stock at an aggregate cost of approximately $20.0 million. As of June 30, 2024, we have repurchased all authorized common stock under the June 2025 Share Repurchase Program.
•On March 11, 2024, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through March 11, 2026 (“The March 2026 Share Repurchase Program”) pursuant to which we repurchased 274,608 shares of our common stock at an aggregate cost of approximately $5.3 million. As of June 30, 2024, we have the ability to purchase up to approximately $14.7 million of our common stock under the March 2026 Share Repurchase Program.
In total, during the quarter ended June 30, 2024, we repurchased an aggregate of 274,320 shares of our common stock in the open market at an aggregate purchase price of $5.3 million. See “Part II—Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended June 30, 2024.
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
Cash Dividends
The following table summarizes the dividends declared and paid by the Company during the six months ended June 30, 2024:

2024	Dividend Declared Date	Shareholders Record Date	Dividend Payable Date	Cash Dividend Per Common Share Amount
First Quarter	February 8, 2024	March 8, 2024	March 15, 2024	$0.16
Second Quarter	April 10, 2024	May 10, 2024	May 17, 2024	$0.16

MATERIAL CASH REQUIREMENTS
The following table represents our material cash requirements for which cash flows are fixed or determinable as of June 30, 2024 (in thousands):

	Total	Next 12 Months	Beyond 12 Months
Reinsurance payable and multi-year commitments (1)	$903,567	$648,961	$254,606
Unpaid losses and LAE, direct (2)	344,648	193,925	150,723
Long-term debt (3)	117,530	7,201	110,329
Total material cash requirements	$1,365,745	$850,087	$515,658
(1)The amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—Note 12 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through June 30, 2024. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from our reinsurance program. See “Item 1—Note 4 (Reinsurance)” and “—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses).”
(3)Long-term debt consists of a Surplus note and 5.625% Senior unsecured notes. See “Item 1—Note 7 (Long-term debt).”
IMPACT OF INFLATION AND CHANGING PRICES
Our financial statements, prepared under GAAP, report historical dollar values and do not adjust for inflation. Our performance is influenced by both interest rates and inflation. We try to anticipate inflation when setting insurance premiums, but there are competitive and regulatory limits. Interest rates impact our investment portfolio's market value and return rate. Significant and prolonged inflation could materially affect our future liabilities related to loss and LAE.
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
The following table presents the reconciliation of GAAP revenue to core revenue, which is a non-GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
GAAP revenue	$380,214	$339,570	$748,173	656,078
less: Net realized gains (losses) on investments	(311)	882	(388)	94
less: Net change in unrealized gains (losses) on investments	1,355	1,731	4,461	2,688
Core Revenue	$379,170	$336,957	$744,100	$653,296

The following table presents the reconciliation of GAAP operating income (loss) to adjusted operating income (loss), which is a non-GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
GAAP income (loss) before income tax expense (benefit)	$47,905	$37,539	$95,389	$70,330
add: Interest and amortization of debt issuance costs	1,623	1,629	3,245	3,265
GAAP operating income (loss)	49,528	39,168	98,634	73,595
less: Net realized gains (losses) on investments	(311)	882	(388)	94
less: Net changes in unrealized gains (losses) on investments	1,355	1,731	4,461	2,688
Adjusted operating income (loss)	$48,484	$36,555	$94,561	$70,813

The following table presents the reconciliation of GAAP operating income (loss) margin to adjusted operating income (loss) margin, which is a non-GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
GAAP operating income (loss)	$49,528	$39,168	$98,634	$73,595
GAAP revenue	380,214	339,570	748,173	656,078
GAAP operating income (loss) margin	13.0%	11.5%	13.2%	11.2%
Adjusted operating income (loss)	48,484	36,555	94,561	70,813
Core revenue	379,170	336,957	744,100	653,296
Adjusted operating income (loss) margin	12.8%	10.8%	12.7%	10.8%

The following table presents the reconciliation of GAAP net income (loss) available to common stockholders to adjusted net income (loss) available to common stockholders, which is a non-GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
GAAP net income (loss)	$35,416	$28,566	$69,073	$52,739
less: Preferred dividends	2	2	5	5
GAAP net income (loss) available to common stockholders	35,414	28,564	69,068	52,734
less: Net realized gains (losses) on investments	(311)	882	(388)	94
less: Net changes in unrealized gains (losses) on investments	1,355	1,731	4,461	2,688
add: Income tax effect on above adjustments	257	643	1,002	684
Adjusted net income (loss) available to common stockholders	$34,627	$26,594	$65,997	$50,636

Weighted average common shares outstanding - Diluted	29,308	30,659	29,369	30,633
Diluted earnings (loss) per common share	$1.21	$0.93	$2.35	$1.72
Diluted adjusted earnings (loss) per common share	$1.18	$0.87	$2.25	$1.65

The following table presents the reconciliation of GAAP stockholders’ equity to adjusted stockholders’ equity and book value per common share to adjusted book value per common share, which is a non-GAAP measure (in thousands):

	As of
	June 30,	June 30,	December 31,
	2024	2023	2023
Stockholders' equity	$393,237	$334,672	$341,297
less: Preferred equity	100	100	100
Common stockholders' equity	393,137	334,572	341,197
less: Accumulated other comprehensive income (loss)	(75,718)	(95,857)	(74,172)
Adjusted common stockholders' equity	$468,855	$430,429	$415,369

Common shares outstanding	28,513	30,080	28,966
Book value per common share	$13.79	$11.12	$11.78
Adjusted book value per common share	$16.44	$14.31	$14.34

The following table presents the reconciliation of GAAP ROCE to adjusted ROCE, which is a non-GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2024	2023	2024	2023	2023
Actual or annualized net income (loss) available to common stockholders	$141,656	$114,256	$138,136	$105,468	$66,813
Average common stockholders' equity	378,851	328,139	367,167	311,184	314,497
ROCE	37.4%	34.8%	37.6%	33.9%	21.2%
Actual or annualized adjusted net income (loss) available to common stockholders	$138,508	$106,376	$131,994	$101,272	$58,657
Actual or adjusted average common stockholders' equity (1)	454,673	420,078	440,577	409,955	399,396
Adjusted ROCE	30.5%	25.3%	30.0%	24.7%	14.7%

(1)	Adjusted average common stockholders’ equity excludes current period after-tax net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of June 30, 2024 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
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
The following tables provide information about our fixed income Financial Instruments as of June 30, 2024 compared to December 31, 2023, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	June 30, 2024
	2024	2025	2026	2027	2028	Thereafter	Other	Total
Amortized cost	$110,996	$230,262	$241,133	$169,438	$104,974	$456,114	$3,502	$1,316,419
Fair market value	$109,281	$220,899	$227,822	$160,224	$98,123	$395,965	$3,316	$1,215,630
Coupon rate	3.15%	2.92%	2.95%	3.06%	3.99%	3.27%	4.63%	3.17%
Book yield	2.80%	2.50%	2.73%	3.23%	3.46%	2.85%	1.23%	2.85%
* Years to effective maturity - 4.3 years

	December 31, 2023
	2024	2025	2026	2027	2028	Thereafter	Other	Total
Amortized cost	$92,428	$160,575	$185,761	$166,111	$103,731	$450,811	$3,502	$1,162,919
Fair market value	$91,247	$153,712	$173,781	$153,506	$97,304	$391,765	$3,015	$1,064,330
Coupon rate	2.77%	2.96%	2.73%	2.71%	3.41%	3.02%	4.22%	2.94%
Book yield	2.34%	2.16%	2.01%	2.11%	2.94%	2.49%	1.38%	2.34%
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

The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	June 30, 2024		December 31, 2023
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$14,118	18.6%	$15,438	19.2%
Mutual funds and other	61,716	81.4%	65,057	80.8%
Total equity securities	$75,834	100.0%	$80,495	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at June 30, 2024 and December 31, 2023 would have resulted in a decrease of $15.2 million and $16.1 million, respectively, in the fair value of those securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of June 30, 2024, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Lawsuits and other legal proceedings are filed against the Company from time to time. These legal matters typically include civil and administrative or regulatory considerations for which the Company obtains internal or third-party legal or other assistance to provide guidance, and when applicable, to represent and protect the Company’s interest.
Many of these legal proceedings involve disputes as to coverage or the scope and amount of damage arising from direct claims or recoveries from ceded claims under contracts or policies that the Company underwrites. The Company establishes reserves for its anticipated claims obligations net of expected reinsurance. From time to time, the Company is also involved in various other legal proceedings unrelated to claims disputes. The Company contests liability and/or the amount of damages as it considers appropriate according to the facts and circumstances of each matter.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal matters when those matters present loss contingencies that are both probable and estimable.
Legal proceedings are subject to many factors that cannot be predicted with certainty, and the Company may be exposed to losses in excess of any amounts accrued. The Company currently estimates that the reasonably possible losses for legal proceedings, whether in excess of a related accrued liability, including reserves, or where there is no accrued liability, and for which the Company is able to estimate a possible loss, are immaterial. This represents management’s estimate of possible loss with respect to these matters and is based on currently available information. These estimates of possible loss do not represent our maximum loss exposure, and actual results may vary significantly from current estimates.
Item 1A. Risk Factors
Please refer to the risk factors previously disclosed in “Part I, Item 1A—Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases of our common stock during the three months ended June 30, 2024:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
4/1/2024 - 4/30/2024	83,210	$19.59	83,210	—
5/1/2024 - 5/31/2024	121,737	$19.90	121,737	—
6/1/2024 - 6/30/2024	69,373	$18.49	69,373	781,043
Total	274,320	$19.45	274,320	781,043
(1)The average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated based on a closing price at June 28, 2024 of $18.76 per share.
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
On March 11, 2024, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through March 11, 2026 (“The March 2026 Share Repurchase Program”) pursuant to which we have repurchased 274,608 shares of our common stock at an aggregate cost of approximately $5.3 million from program inception through June 30, 2024. As of June 30, 2024, we have the ability to purchase up to approximately $14.7 million of our common stock under the March 2026 Share Repurchase Program.

Item 5. Other Information
During the quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10‑K filed on February 24, 2017 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Universal Insurance Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 19, 2017 and incorporated herein by reference)

10.1	Credit Agreement, dated May 31, 2024, by and between the Company and JP Morgan Chase Bank, N.A. as Administrative Agent.†

10.2	Form of Notice of Grant of Restricted Stock and Terms and Conditions of Restricted Stock Award under the 2021 Omnibus Incentive Plan. †

15.1	Accountants’ Acknowledgment

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101)

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: July 30, 2024	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer

Date: July 30, 2024	/s/ Gary Lloyd Ropiecki
Gary Lloyd Ropiecki, Principal Accounting Officer