Form 10-Q
period 2024-09-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2024-10-30
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,286,229 shares of common stock, par value $0.01 per share, outstanding on October 28, 2024.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida

RESULTS OF REVIEW OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of September 30, 2024 and the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and nine-month periods ended September 30, 2024 and 2023 and the related condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2024 and 2023. Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of Universal Insurance Holdings, Inc. as of December 31, 2023 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 28, 2024. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
October 30, 2024

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

	As of
	September 30,	December 31,
	2024	2023
ASSETS
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $558 and $566 (amortized cost: $1,337,397 and $1,162,919)	$1,276,732	$1,064,330
Equity securities, at fair value (cost: $79,917 and $91,052)	79,470	80,495
Other investments, at fair value (cost: $4,794 and $4,794)	12,248	10,434
Investment real estate, net	5,618	5,525
Total invested assets	1,374,068	1,160,784
Cash and cash equivalents	333,678	397,306
Restricted cash and cash equivalents	68,635	2,635
Prepaid reinsurance premiums	418,834	236,254
Reinsurance recoverable	130,124	219,102
Premiums receivable, net	92,400	77,064
Property and equipment, net	49,358	47,628
Deferred policy acquisition costs	125,305	109,985
Income taxes recoverable	7,480	—
Deferred income tax asset, net	23,683	43,175
Other assets	26,953	22,628
Total assets	$2,650,518	$2,316,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$460,437	$510,117
Unearned premiums	1,108,890	990,559
Advance premium	71,700	48,660
Book overdraft	—	14,597
Reinsurance payable, net	420,282	191,850
Commission payable	25,763	20,989
Income taxes payable	—	5,886
Other liabilities and accrued expenses	61,767	90,600
Long-term debt, net	101,434	102,006
Total liabilities	2,250,273	1,975,264

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $0.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $0.01 par value	472	472
Authorized shares - 55,000
Issued shares - 47,298 and 47,269
Outstanding shares - 28,286 and 28,966
Treasury shares, at cost - 19,012 and 18,303	(274,977)	(260,779)
Additional paid-in capital	121,003	115,086
Accumulated other comprehensive income (loss), net of taxes	(45,593)	(74,172)
Retained earnings	599,340	560,690
Total stockholders’ equity	400,245	341,297
Total liabilities and stockholders’ equity	$2,650,518	$2,316,561
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES
Direct premiums written	$574,351	$531,988	$1,598,797	$1,489,216
Change in unearned premium	(66,606)	(57,677)	(118,331)	(96,213)
Direct premium earned	507,745	474,311	1,480,466	1,393,003
Ceded premium earned	(162,009)	(143,271)	(455,747)	(476,465)
Premiums earned, net	345,736	331,040	1,024,719	916,538
Net investment income	15,406	12,755	43,589	34,735
Net realized gains (losses) on investments	(1,146)	(431)	(1,534)	(337)
Net change in unrealized gains (losses) on investments	7,299	(1,285)	11,760	1,403
Commission revenue	12,959	10,830	35,671	43,098
Policy fees	5,194	5,111	15,175	14,662
Other revenue	2,106	2,028	6,347	6,027
Total revenues	387,554	360,048	1,135,727	1,016,126
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	316,955	287,972	800,714	717,853
General and administrative expenses	87,103	78,322	252,883	230,924
Total operating costs and expenses	404,058	366,294	1,053,597	948,777
Interest and amortization of debt issuance costs	1,619	1,631	4,864	4,896
INCOME (LOSS) BEFORE INCOME TAXES	(18,123)	(7,877)	77,266	62,453
Income tax expense (benefit)	(1,960)	(1,962)	24,356	15,629
NET INCOME (LOSS)	$(16,163)	$(5,915)	$52,910	$46,824
Basic earnings (loss) per common share	$(0.57)	$(0.20)	$1.85	$1.56
Weighted average common shares outstanding - Basic	28,355	29,617	28,607	30,087
Diluted earnings (loss) per common share	$(0.57)	$(0.20)	$1.80	$1.54
Weighted average common shares outstanding - Diluted	28,355	29,617	29,317	30,378
Cash dividend declared per common share	$0.16	$0.16	$0.48	$0.48
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(16,163)	$(5,915)	$52,910	$46,824
Other comprehensive income (loss), net of taxes	30,125	(11,258)	28,579	(3,333)
Comprehensive income (loss)	$13,962	$(17,173)	$81,489	$43,491
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (unaudited)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2023	(18,303)		47,269	10	$472	$—	$115,086	$560,690	$(74,172)	$(260,779)	$341,297
Purchases of treasury stock	(208)		—	—	—	—		—	—	(4,139)	(4,139)
Share-based compensation	—		—	—	—	—	2,033	—	—	—	2,033
Other (1)	—		—	—	—	—	(880)	—	—	—	(880)
Net income (loss)	—		—	—	—	—	—	33,657	—	—	33,657
Other comprehensive gain (loss), net of taxes	—		—	—	—	—	—	—	(2,542)	—	(2,542)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,762)	—	—	(4,762)
Balance, March 31, 2024	(18,511)		47,269	10	472	—	116,239	589,585	(76,714)	(264,918)	364,664
Grant of restricted stock awards	—		28	—	—	—	—	—	—	—	—
Stock option exercises	—		1	—	—	—	—	—	—	—	—
Purchases of treasury stock	(274)		—	—	—	—	370	—	—	(5,624)	(5,254)
Share-based compensation	—		—	—	—	—	2,186	—	—	—	2,186
Net income (loss)	—		—	—	—	—	—	35,416	—	—	35,416
Other comprehensive loss, net of taxes	—		—	—	—	—	—	—	996	—	996
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,771)	—	—	(4,771)
Balance, June 30, 2024	(18,785)		47,298	10	472	—	118,795	620,230	(75,718)	(270,542)	393,237
Stock option exercises	(2)	(2)	2	—	—	—	54	—	—	(55)	(1)
Retirement of treasury shares	2	(2)	(2)	—	—	—	(55)	—	—	55	—
Purchases of treasury stock	(227)		—	—	—	—	—	—	—	(4,435)	(4,435)
Share-based compensation	—		—	—	—	—	2,209	—	—	—	2,209
Net income (loss)	—		—	—	—	—	—	(16,163)	—	—	(16,163)
Other comprehensive loss, net of taxes	—		—	—	—	—	—	—	30,125	—	30,125
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,727)	—	—	(4,727)
Balance, September 30, 2024	(19,012)		47,298	10	$472	$—	$121,003	$599,340	$(45,593)	$(274,977)	$400,245

(1)	The Other line within Paid-in Capital includes $511 thousand related to cash settlement of certain restricted share units.
(2)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of stock options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2022	(16,790)		47,179	10	$472	$—	$112,509	$517,455	$(103,782)	$(238,758)	$287,896
Vesting of performance share units	(6)	(1)	16	—	—	—	—	—	—	(64)	(64)
Vesting of restricted stock units	(16)	(1)	48	—	—	—	—	—	—	(160)	(160)
Stock option exercises	(54)	(1)	63	—	—	—	928	—	—	(90)	838
Retirement of treasury shares	76	(1)	(76)	—	—	—	(1,242)	—	—	314	(928)
Share-based compensation	—		—	—	—	—	1,230	—	—	—	1,230
Net income (loss)	—		—	—	—	—	—	24,173	—	—	24,173
Other comprehensive gain (loss), net of taxes	—		—	—	—	—	—	—	13,791	—	13,791
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,970)	—	—	(4,970)
Balance, March 31, 2023	(16,790)		47,230	10	472	—	113,425	536,658	(89,991)	(238,758)	321,806
Grants and vesting of restricted stock			36	—	1	—	(1)	—	—	—	—
Purchases of treasury stock	(396)		—	—	—	—	—	—	—	(6,088)	(6,088)
Share-based compensation	—		—	—	—	—	1,261	—	—	—	1,261
Net income (loss)	—		—	—	—	—	—	28,566	—	—	28,566
Other comprehensive income, net of taxes	—		—	—	—	—	—	—	(5,866)	—	(5,866)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(5,007)	—	—	(5,007)
Balance, June 30, 2023	(17,186)		47,266	10	473	$—	$114,685	$560,217	$(95,857)	$(244,846)	$334,672
Purchases of treasury stock	(894)		—	—	—	—	—	—	—	(12,297)	(12,297)
Share-based compensation	—		—	—	—	—	1,237	—	—	—	1,237
Net income	—		—	—	—	—	—	(5,915)	—	—	(5,915)
Other comprehensive loss, net of taxes	—		—	—	—	—	—	—	(11,258)	—	(11,258)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,937)	—	—	(4,937)
Balance, September 30, 2023	(18,080)		47,266	10	$473	$—	$115,922	$549,365	$(107,115)	$(257,143)	$301,502

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$238,697	$70,631
Cash flows from investing activities:
Proceeds from sale of property and equipment	97	34
Purchases of property and equipment	(6,477)	(2,869)
Purchases of equity securities	(2,180)	(32,558)
Purchases of available-for-sale debt securities	(350,075)	(103,560)
Proceeds from sales of equity securities	12,576	42,830
Proceeds from sales of available-for-sale debt securities	49,110	3,985
Maturities of available-for-sale debt securities	89,723	77,676
Net cash provided by (used in) investing activities	(207,226)	(14,462)
Cash flows from financing activities:
Preferred stock dividend	(8)	(8)
Common stock dividend	(13,789)	(14,679)
Purchase of treasury stock inclusive of excise taxes paid	(14,198)	(18,385)
Payments related to tax withholding for share-based compensation	(1)	(314)
Repayment of debt	(1,103)	(1,104)
Net cash provided by (used in) financing activities	(29,099)	(34,490)
Cash and cash equivalents and restricted cash and cash equivalents:
Net increase (decrease) during the period	2,372	21,679
Balance, beginning of period	399,941	391,341
Balance, end of period	$402,313	$413,020
The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$333,678	$397,306
Restricted cash and cash equivalents (1)	68,635	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$402,313	$399,941
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
Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution, and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC,” and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance offered in 18 states as of September 30, 2024, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
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

Note 3. Investments
Available-for-Sale Securities
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	September 30, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$20,209	$—	$226	$(332)	$20,103
Corporate bonds	905,947	(459)	5,671	(41,896)	869,263
Mortgage-backed and asset-backed securities	385,871	—	2,708	(24,830)	363,749
Municipal bonds	15,891	(1)	10	(1,282)	14,618
Redeemable preferred stock	9,479	(98)	25	(407)	8,999
Total	$1,337,397	$(558)	$8,640	$(68,747)	$1,276,732

	December 31, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$23,886	$—	$49	$(677)	$23,258
Corporate bonds	779,177	(469)	1,097	(64,091)	715,714
Mortgage-backed and asset-backed securities	334,460	—	969	(32,283)	303,146
Municipal bonds	15,916	(4)	—	(1,873)	14,039
Redeemable preferred stock	9,480	(93)	—	(1,214)	8,173
Total	$1,162,919	$(566)	$2,115	$(100,138)	$1,064,330
The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	September 30, 2024		December 31, 2023
Average Credit Ratings	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
AAA	$385,954	30.2%	$333,516	31.3%
AA	143,512	11.2%	128,249	12.0%
A	430,319	33.7%	356,090	33.5%
BBB	311,096	24.4%	245,823	23.1%
No Rating Available	5,851	0.5%	652	0.1%
Total	$1,276,732	100.0%	$1,064,330	100.0%
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

The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:
Agency	$190,218	$174,065	$165,507	$145,686
Non-agency	57,234	51,351	63,729	55,102
Asset-backed securities:
Auto loan receivables	62,783	63,208	53,686	52,869
Credit card receivables	9,673	9,789	3,414	3,428
Other receivables	65,963	65,336	48,124	46,061
Total	$385,871	$363,749	$334,460	$303,146
The following tables summarize available-for-sale debt securities, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	September 30, 2024
	Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	$—	$—	$2,774	$(332)
Corporate bonds	30,149	(159)	326,540	(24,410)
Mortgage-backed and asset-backed securities	26,770	(480)	189,663	(24,350)
Municipal bonds	291	(3)	9,467	(961)
Redeemable preferred stock	—	—	1,120	(90)
Total	$57,210	$(642)	$529,564	$(50,143)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	$9,045	$(108)	$6,811	$(569)
Corporate bonds	1,387	(9)	365,893	(37,088)
Mortgage-backed and asset-backed securities	18,150	(316)	216,220	(31,967)
Municipal bonds	293	(1)	7,010	(1,069)
Redeemable preferred stock	529	(30)	1,052	(158)
Total	$29,404	$(464)	$596,986	$(70,851)
Unrealized losses on available-for-sale debt securities in the above table as of September 30, 2024 have not been recognized into income as credit losses because the issuers are of high credit quality (investment grade securities), management does not intend to sell nor does it believe it is more likely than not it will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

The following table presents a reconciliation of the beginning and ending balances for expected credit losses on available-for-sale debt securities (in thousands):

	Corporate Bonds	Municipal Bonds	Redeemable Preferred Stock	Total
Balance, December 31, 2022	$729	$2	$189	$920
Provision for (or reversal of) credit loss expense	(260)	2	(96)	(354)
Balance, December 31, 2023	469	4	93	566
Provision for (or reversal of) credit loss expense	(10)	(3)	5	(8)
Balance, September 30, 2024	$459	$1	$98	$558
Refer to “Part II—Item 8—Note 2 (Summary of Significant Accounting Policies)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for details of accounting policies and reporting in the consolidated financial statements associated with available-for-sale debt securities and allowance for credit losses.
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	September 30, 2024
	Amortized Cost	Fair Value
Due in one year or less	$130,132	$128,433
Due after one year through five years	733,539	714,587
Due after five years through ten years	439,295	402,889
Due after ten years	30,833	27,319
Perpetual maturity securities	3,598	3,504
Total	$1,337,397	$1,276,732
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

The following table provides certain information related to available-for-sale debt securities and equity securities during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$73,568	$34,934	$138,833	$81,661
Equity securities	$1,624	$5,597	$12,576	$42,830
Gross realized gains on sale of securities:
Available-for-sale debt securities	$118	$29	$703	$34
Equity securities	$334	$18	$1,128	$1,570
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(918)	$(39)	$(1,499)	$(766)
Equity securities	$(680)	$(439)	$(1,866)	$(1,175)
The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Available-for-sale debt securities	$9,430	$6,325	$25,034	$18,122
Equity securities	864	953	2,600	2,874
Cash and cash equivalents (1)	5,689	5,961	17,397	15,113
Other (2)	86	127	413	395
Total investment income	16,069	13,366	45,444	36,504
Less: Investment expenses (3)	(663)	(611)	(1,855)	(1,769)
Net investment income	$15,406	$12,755	$43,589	$34,735

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.
Equity Securities
The following table provides the unrealized gains and (losses) recognized for the periods presented on equity securities still held at the end of the reported period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized gains (losses) recognized during the reported period on equity securities still held at the end of the reported period	$5,078	$(1,129)	$8,963	$(831)

Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2024	2023
Income Producing:
Investment real estate	$7,332	$7,097
Less: Accumulated depreciation	(1,714)	(1,572)
Investment real estate, net	$5,618	$5,525
The following table provides the depreciation expense related to investment real estate for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation expense on investment real estate	$49	$46	$142	$139
Other Investments
The Company has an ownership interest in a limited partnership that is not registered or readily tradable on a securities exchange. This partnership is a private equity fund managed by a general partner who makes decisions with regard to financial policies and operations. As such, the Company is not the primary beneficiary and does not consolidate this partnership.
Other investments consisted of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2024	2023
Investment in private equity limited partnership	$12,248	$10,434
The limited partnership investment is subject to a contractual restriction on the transfer or sale by the Company prior to liquidation or dissolution of the partnership agreement by the general partner. This restriction lapses upon the dissolution of the partnership or upon the written consent of the general partner and its Board of Directors. The fair value of this investment was $12.2 million as of September 30, 2024 and $10.4 million as of December 31, 2023.
The following table provides the unrealized gains recognized for the periods presented on investment in private equity limited partnership still held at the end of the reported period (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Unrealized gains (losses) recognized during the reported period on investment in private equity limited partnership still held at the end of the reported period	$1,814	$1,814
For the three months ended September 30, 2024 and nine months ended September 30, 2024, the Company recognized $1.8 million in unrealized gains on this investment which is recognized in net change in unrealized gains (losses) on investments in the Consolidated Statement of Income. At September 30, 2024 and December 31, 2023, the Company’s net cumulative contributed capital to the partnership was $4.8 million.

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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of September 30, 2024			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services, Inc.	Moody’s Investors Service, Inc.	September 30, 2024	December 31, 2023
Florida Hurricane Catastrophe Fund “FHCF” (1)	n/a	n/a	n/a	$29,125	$91,275
Aeolus Re LTD (2)	n/a	n/a	n/a	15,107	—
Various Lloyd’s of London Syndicates (3)	A+	AA-	n/a	—	22,832
Total (4)				$44,232	$114,107
(1)No rating is available, because the fund is not rated.
(2)No rating is available, because the reinsurer is fully collateralized with a trust agreement.
(3)No rating available for Moody’s Investors Service, Inc.
(4)Amounts represent prepaid reinsurance premiums and net recoverables for paid and unpaid losses, including incurred but not reported reserves, and loss adjustment expenses.

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended September 30,
	2024			2023
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$574,351	$507,745	$342,218	$531,988	$474,311	$308,860
Ceded	(5,223)	(162,009)	(25,263)	2,717	(143,271)	(20,888)
Net	$569,128	$345,736	$316,955	$534,705	$331,040	$287,972

	Nine Months Ended September 30,
	2024			2023
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,598,797	$1,480,466	$836,149	$1,489,216	$1,393,003	$770,161
Ceded	(638,326)	(455,747)	(35,435)	(573,539)	(476,465)	(52,308)
Net	$960,471	$1,024,719	$800,714	$915,677	$916,538	$717,853
The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid reinsurance premiums	$418,834	$236,254
Reinsurance recoverable on paid losses and LAE	$38,885	$35,667
Reinsurance recoverable on unpaid losses and LAE	91,239	183,435
Reinsurance recoverable	$130,124	$219,102

Note 5. Insurance Operations
Deferred Policy Acquisition Costs
The Company defers certain costs in connection with written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
DPAC, beginning of period	$117,144	$107,047	$109,985	$103,654
Capitalized Costs	66,272	60,470	183,668	167,357
Amortization of DPAC	(58,111)	(52,927)	(168,348)	(156,421)
DPAC, end of period	$125,305	$114,590	$125,305	$114,590
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
In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of September 30, 2024, UPCIC and APPCIC currently are not able to pay any ordinary dividends during for the nine months ended September 30, 2024. For the nine months ended September 30, 2024 and 2023, no dividends were paid from the Insurance Entities to PSI.
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

	September 30, 2024	December 31, 2023
Statutory capital and surplus
UPCIC	$370,236	$350,933
APPCIC	$28,397	$25,526
Ten percent of total liabilities
UPCIC	$167,975	$151,367
APPCIC	$2,909	$2,398
As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement. The Insurance Entities also met the capitalization requirements of the other states in which they are licensed as of September 30, 2024.
The following table summarizes combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Combined net income (loss)	$6,275	$(77,035)	$20,603	$(105,440)

The Insurance Entities each are required annually to comply with the NAIC risk-based capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of a weak or deteriorating condition. As of September 30, 2024 and December 31, 2023, based on calculations using the appropriate NAIC RBC formula, the Insurance Entities each reported total adjusted capital in excess of the requirements.
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	September 30, 2024	December 31, 2023
Restricted cash and cash equivalents
Florida	$1,800	$1,800
Georgia	35	35
North Carolina	800	800
Total	$2,635	$2,635

Investments
Hawaii	$2,945	$2,762
Massachusetts	126	121
South Carolina	136	131
Virginia	325	315
Total	$3,532	$3,329
In addition, the Company has restricted cash on deposit with its variable interest entity. See “—Note 14 (Variable Interest Entities)” for a discussion of restricted cash held in a trust account.

Note 6. Liability for Unpaid Losses and Loss Adjustment Expenses
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$344,648	$663,019	$510,117	$1,038,790
Less: Reinsurance recoverable	(33,121)	(495,250)	(183,435)	(798,680)
Net balance at beginning of period	311,527	167,769	326,682	240,110
Incurred related to:
Current year	319,152	270,266	802,911	683,004
Prior years	(2,197)	17,706	(2,197)	34,849
Total incurred	316,955	287,972	800,714	717,853
Paid related to:
Current year	177,963	178,384	425,970	369,425
Prior years	81,321	(16,963)	332,228	294,218
Total paid	259,284	161,421	758,198	663,643
Net balance at end of period	369,198	294,320	369,198	294,320
Plus: Reinsurance recoverable	91,239	256,687	91,239	256,687
Balance at end of period	$460,437	$551,007	$460,437	$551,007
During the nine months ended September 30, 2024, the liability for unpaid losses and loss adjustment expenses, prior to reinsurance, decreased by $49.7 million from $510.1 million as of December 31, 2023 to $460.4 million as of September 30, 2024. The decrease was principally the result of the settlement of Hurricane Ian claims, claims from other prior hurricanes and claims arising in the current and prior accident years.
Prior year development includes changes in previous estimates for unpaid Losses and LAE for all events from prior years, including hurricanes and other claims influenced by pre-reform market conditions in Florida. In 2023, it also included adjustments related to Hurricane Irma losses with the FHCF.
During the three and nine months ended September 30, 2024, there was $2.2 million favorable development, net. During the three months ended September 30, 2023, there was adverse prior years’ reserve development of $17.7 million net and $34.8 million net for the nine months ended September 30, 2023. The favorable net prior years’ reserve development for the three and nine months ended September 30, 2024 was due to the resolution of recent hurricane claims compared to previous estimates. During the three and nine months ended September 30, 2023, prior year development was the result of increased costs to settle prior year claims compared to previous estimates particularly related to non-CAT events occurring in prior years. Prior years’ claims predate the most significant recent property insurance reform legislation enacted in late 2022 in Florida and therefore have not benefited significantly from the statutory changes.

Note 7. Long-term Debt
Long-term debt consists of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2024	2023
Surplus note	$2,941	$4,044
5.625% Senior unsecured notes	100,000	100,000
Total principal amount	102,941	104,044
Less: unamortized debt issuance costs	(1,507)	(2,038)
Total long-term debt, net	$101,434	$102,006
Surplus Note
On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a 20-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. The carrying amount of the surplus note is included in the statutory capital and surplus of UPCIC. UPCIC was in compliance with the terms of the surplus note as of September 30, 2024.
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
The indenture governing the Notes contains financial covenants, terms, events of default and related cure provisions that are customary in agreements used in connection with similar transactions. As of September 30, 2024, the Company was in compliance with all applicable covenants, including financial covenants.
The Notes are unsecured senior obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank equally in right of payment to the Unsecured Revolving Loan described below.
Unsecured Revolving Loan
On May 31, 2024, the Company entered into a committed and unsecured $50.0 million revolving credit line with JP Morgan Chase Bank, N.A. This agreement succeeded the previous $40.0 million revolving credit line with J.P. Morgan Chase, N.A., entered into on June 30, 2023. As of September 30, 2024, the Company has not borrowed any amount under this revolving loan. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings mature on May 30, 2025, 364 days after the inception date and carry an interest rate of prime rate plus a margin of 2%. The credit line is subject to annual renewals. The credit line contains customary financial and other covenants, with which the Company is in compliance.

Interest Expense
The following table provides interest expense related to long-term debt during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest Expense:
Surplus note	$36	$47	$114	$146
5.625% Senior unsecured notes	1,406	1,407	4,219	4,219
Non-cash expense (1)	177	177	531	531
Total	$1,619	$1,631	$4,864	$4,896
(1) Represents amortization of debt issuance costs.

Note 8. Stockholders’ Equity
From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares			Average
			Repurchased During the		Aggregate	Price Per	Plan
		Dollar Amount	Nine Months Ended September 30,		Purchase	Share	Completed or
Date Authorized	Expiration Date	Authorized	2024	2023	Price	Repurchased	Expired
March 11, 2024	March 11, 2026	$20,000	501,106	—	$9,739	$19.44
June 12, 2023	June 10, 2025	$20,000	207,722	889,566	$16,364	$14.91	March 2024
December 15, 2022	December 15, 2024	$7,997	—	400,691	$6,154	$15.36	August 2023
See the “Condensed Consolidated Statements of Stockholders’ Equity” for a roll-forward of treasury shares.

Note 9. Income Taxes
Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The Company reviews its deferred tax assets regularly for recoverability. As of September 30, 2024, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
For the nine months ended September 30, 2024, there was no current reporting period activity recorded in the operating statement or the balance sheet related to uncertain tax positions.
The effective tax rate for the three months ended September 30, 2024 was 10.8% compared to 24.9% for the three months ended September 30, 2023 period last year. The effective tax rate for the nine months ended September 30, 2024 was 31.5% compared to 25.0% for the nine months ended September 30, 2023. The difference in the Company’s effective tax rates for the periods below primarily reflect tax treatment of taxable gains and losses of the Separate Account UVE-01 which is domiciled in Bermuda and not subject to state income taxes. See "—Note 14 (Variable Interest Entities)” for more information regarding the Company’s VIE captive insurance arrangement. The provision for income taxes differed from the statutory rate as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected provision at federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increases (decrease) resulting from:
State income tax, net of federal tax benefit	(7.0)%	9.5%	5.9%	1.5%
Disallowed compensation	(3.4)%	(6.5)%	2.4%	2.8%
Equity compensation shortfall	—%	—%	2.0%	—%
Nondeductible expenses	(0.3)%	(0.1)%	0.5%	0.3%
Dividend received deduction	0.5%	1.2%	(0.3)%	(0.5)%
Other, net	—%	(0.2)%	—%	(0.1)%
Total income tax expense (benefit)	10.8%	24.9%	31.5%	25.0%

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
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings (loss) per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator for EPS:
Net income (loss)	$(16,163)	$(5,915)	$52,910	$46,824
Less: Preferred stock dividends	(3)	(3)	(8)	(8)
Income (loss) available to common stockholders	$(16,166)	$(5,918)	$52,902	$46,816
Denominator for EPS:
Weighted average common shares outstanding	28,355	29,617	28,607	30,087
Plus: Assumed conversion of share-based compensation (1)	—	—	685	266
Assumed conversion of preferred stock	—	—	25	25
Weighted average diluted common shares outstanding	28,355	29,617	29,317	30,378
Basic earnings (loss) per common share	$(0.57)	$(0.20)	$1.85	$1.56
Diluted earnings (loss) per common share	$(0.57)	$(0.20)	$1.80	$1.54

(1)	Represents the dilutive effect of common shares issuable upon the exercise of stock options, non-vested performance share units, non-vested restricted stock units and non-vested restricted stock.

Note 11. Other Comprehensive Income (Loss)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended September 30,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$39,166	$9,645	$29,521	$(14,942)	$(3,677)	$(11,265)
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	800	196	604	10	3	7
Other comprehensive income (loss)	$39,966	$9,841	$30,125	$(14,932)	$(3,674)	$(11,258)

	Nine Months Ended September 30,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$37,120	$9,141	$27,979	$(5,151)	$(1,266)	$(3,885)
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	796	196	600	732	180	552
Other comprehensive income (loss)	$37,916	$9,337	$28,579	(4,419)	(1,086)	(3,333)
The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized gains (losses) on available-for-sale debt securities	$(800)	$(10)	$(796)	$(732)	Net realized gains (losses) on sale on investments
Related tax (expense) benefit	196	3	196	180	Income tax expense (benefit)
Total reclassification for the period	$(604)	$(7)	$(600)	$(552)	Net of tax

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
Many of these legal proceedings involve disputes as to coverage or the scope and amount of damage arising from direct claims or recoveries from assigned claims under contracts or policies that the Company underwrites. The Company establishes reserves for its anticipated claims obligations net of expected reinsurance. From time to time, the Company is also involved in various other legal proceedings unrelated to claims disputes. The Company contests liability and/or the amount of damages as it considers appropriate according to the facts and circumstances of each matter.
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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$20,103	$—	$20,103
Corporate bonds	—	869,263	—	869,263
Mortgage-backed and asset-backed securities	—	363,749	—	363,749
Municipal bonds	—	14,618	—	14,618
Redeemable preferred stock	—	8,999	—	8,999
Equity Securities:
Common stock	15,282	—	—	15,282
Mutual funds	64,188	—	—	64,188
Investment in Private Equity Limited Partnership	—	—	12,248	12,248
Total assets accounted for at fair value	$79,470	$1,276,732	$12,248	$1,368,450

	Fair Value Measurements
	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$23,258	$—	$23,258
Corporate bonds	—	715,714	—	715,714
Mortgage-backed and asset-backed securities	—	303,146	—	303,146
Municipal bonds	—	14,039	—	14,039
Redeemable preferred stock	—	8,173	—	8,173
Equity Securities:
Common stock	15,438	—	—	15,438
Mutual funds	65,057	—	—	65,057
Investment in Private Equity Limited Partnership	—	—	10,434	10,434
Total assets accounted for at fair value	$80,495	$1,064,330	$10,434	$1,155,259
The following table summarizes quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of the dates presented (in thousands):

	As of September 30, 2024
					Range
	Fair Value	Valuation Methodology	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
Investment in Private Equity Limited Partnership	$12,248	Market Approach	Trailing Twelve Month EBITDA Multiple	5.8x	5.3x	7.0x

	As of December 31, 2023
					Range
	Fair Value	Valuation Methodology	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
Investment in Private Equity Limited Partnership	$10,434	Market Approach	Trailing Twelve Month EBITDA Multiple	5.3x	5.3x	5.3x
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
Additionally, the timing of the delivery of the fund’s financial statements and financial information is on a three-month lag which results in a three-month delay in the recognition of our share of the limited partnership’s earnings or losses. Effective in 2024, as this is the best information available, it will be used as an estimate for the fair value at our reporting dates, unless conditions have changed significantly in the economy or securities markets. In such a case, we will adjust our estimate with the assistance from the general partner.
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	As of September 30, 2024		As of December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities (debt):
Surplus note (1)	$2,941	$2,806	$4,044	$3,783
5.625% Senior unsecured notes (2)	100,000	99,850	100,000	98,953
Total debt	$102,941	$102,656	$104,044	$102,736
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
The Company has used the VIE to provide certain reinsurance coverage to the Insurance Entities (UPCIC and APPCIC). In 2024, the Insurance Entities entered into a reinsurance transaction whereby the VIE provided catastrophe reinsurance protection to the Insurance Entities for the period of June 1, 2024 through May 31, 2025. On September 26, 2024, Hurricane Helene made landfall in the Big Bend area of the Florida Gulf Coast, triggering a full policy limit loss, totaling $66.0 million, issued by the VIE to the Insurance Entities. Amounts due under the policy were fully paid in October 2024 to the Insurance Entities.
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
The following table presents, on a consolidated basis, the balance sheet classification and exposure of restricted cash held in a reinsurance trust account, which can be used only to settle specific reinsurance obligations of the VIE as of the dates presented (in thousands):

	As of
	September 30, 2024	December 31, 2023
Restricted cash and cash equivalents	$66,000	$—

Note 15. Subsequent Events
The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of September 30, 2024 except as disclosed below.
On October 9, 2024, Hurricane Milton, a Category 3 storm, made landfall near Sarasota, primarily impacting our central and north Florida policyholders. This is the second event under our 2024 - 2025 reinsurance program. The retention for a second event is $45 million, with amounts exceeding this covered by the Company’s reinsurance protection. The Company's facilities and operations were unaffected by Hurricane Milton.

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

OVERVIEW
We are a vertically integrated holding company offering property and casualty insurance and value-added insurance services. In addition, we generate revenue from our investment portfolio, reinsurance brokerage services, the receipt of managing general agency fees from policy holders and from other sources of revenue (collectively “Other Revenue Sources”). We develop, market and underwrite insurance products for consumers predominantly in the personal residential homeowners’ line of business and perform substantially all insurance-related services for our insurance entities, including risk management, claims management, and distribution. Our insurance entities, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), offer insurance products through both an appointed independent agent network and our online distribution channels across 18 states with Florida representing 76.6% of our direct premiums written for the three months ended September 30, 2024, and with licenses to write insurance in two additional states. We seek to produce an underwriting profit (defined as earned premium-net minus losses, loss adjustment expense (“LAE”), policy acquisition costs and other operating costs) over the long term, along with growing our Other Revenue Sources.
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
Trends and Geographical Distribution
Florida Trends
We seek to achieve long-term rate adequacy and earnings for the Insurance Entities while managing our risks through market cycles and looking to take advantage of what we believe to be market opportunities. The Florida personal lines homeowners’ market in recent years has operated under distressed conditions wherein insurance companies’ major costs items, such as losses, LAE and reinsurance, significantly increased and led to insurance companies’ striving to recover or mitigate these costs through rate and underwriting action. Even as we took these steps and increased our estimates of expected losses, in recent years we have recorded adverse claim development on prior years’ loss reserves to address the impacts of Florida’s market disruptions on claim cost trends.
As a result of market conditions in Florida, personal residential insurance premiums have risen significantly, many insurers have reduced coverages, and underwriting standards have tightened. Due to these conditions and factors more generally affecting the U.S. and global reinsurance markets, reinsurance for Florida property insurance risk also has been subject to increases in pricing and less favorable terms in recent years. These market forces combined to decrease insurance availability among admitted insurers, and consequently to increase the policy count of Citizens. Although Citizens was created to be the “market of last resort” or residual property insurance market in Florida, its rate increases are limited by law, resulting in its policies typically being priced lower than admitted market policies. This causes Citizens, for many policy types and areas of Florida, to become viewed as a desirable lower-cost alternative to the admitted market.
After several prior efforts at legal reforms that had limited effect, in December 2022 the Florida Legislature enacted substantial law changes intended to mitigate rising claims costs and further premium increases while also enhancing service standards for the benefit of policyholders. These laws required insurers, including the Insurance Entities, to implement faster claims-response standards, increased penalties for non-compliance, enhanced regulatory oversight of insurers’ financial conditions and holding company systems, and added other consumer protections. The reforms also sought to curtail certain claimants’ abusive claims practices against insurance carriers, which contributed substantially to the Florida market’s recent problems. Among the reforms, the Florida Legislature eliminated policyholders’ former one-way statutory right to attorneys’ fees and eliminated the ability of policyholders to assign their insurance benefits to third parties. The Florida Legislature also reduced the post-loss time period for submitting claims to one year as contrasted with prior laws permitting claims to be reported two years or even three years after loss events, which led to extended solicitations of claims by contractors, public adjusters, and attorneys and created challenges for insurers in evaluating the cause and amount of the late-reported claims.
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
We seek to achieve rate adequacy for the Insurance Entities, recognizing the effects of the recent Florida claims environment on losses, LAE and expenses, while also taking into account potential benefits associated with the reforms. The favorable impact of the reforms has led many insurers in Florida, including the Insurance Entities, to submit rate filings in 2024 reflecting overall average rates equal to or even slightly lower than their prior year’s rates. Even so, some areas of Florida such as Miami-Dade,

Broward and Palm Beach Counties continue to experience disproportionately high incidences of represented and litigated claims as compared to other areas of the state and other jurisdictions. These dynamics are compounded by the litigation financing industry and other types of third-party financing, which in some cases fund the solicitation and litigation of claims or the activities of certain contractors. In addition, inflation, as seen in the cost of labor and materials, remains a contributing factor in elevated costs associated with the settlement of claims.
Rate filings rely upon past loss and expense data and take time to develop, file and implement. We therefore can experience significant delays between identifying needed rate adjustments, filing the associated rate changes, and ultimately collecting and earning the resulting increased premiums. Further, the ultimate effectiveness of Florida’s reforms is still unknown and difficult to quantify, especially because future market conditions or claims patterns might differ from recent or past experience. Similarly, the Company evaluates and periodically adjusts its policy forms in response to market factors and competitive considerations. While policy form changes can be beneficial in the Company’s risk management initiatives, like with rate adjustments, we can experience delays between identifying desired changes, filing and gaining regulatory approval of the changes, and implementing the new forms.
The Company updates its claims-handling procedures over time in response to market trends. The Company has adopted initiatives to adjust and pay straightforward, meritorious claims as promptly as possible to mitigate the adverse impacts that can be seen with claims that remain open for longer periods. The Company also has increasingly used video and other technology to facilitate reviews of damaged property and improve efficiency in the claims process. In addition, we develop in-house expertise, often in the form of dedicated internal units, to respond to certain types of claims such as water damage claims, represented claims, and large-loss claims. The Company additionally has established significant in-house legal services to address the high volume of litigated or represented claims as cost-effectively as possible, as well as a subrogation unit that seeks to mitigate losses for the benefit of policyholders and the Company when damages are caused by third parties.
The active 2024 hurricane season adds complexity to a market that still experiences residual adverse effects of pre-reform laws and behaviors even as it begins to benefit from the law changes. As a result of the reforms and operational initiatives taken by the Company in recent years, the Insurance Entities have cautiously increased their appetite for new business. Several new competitors also have entered the Florida market after the law changes, with some seeking to assume policies from Citizens. It is premature to evaluate the impact of the current hurricane season on reinsurance and capital markets, competitors and potential future entrants to the market, and the overall level of admitted market writings and corresponding effect on Citizens’ exposures. Additionally, the full impact of the law changes and our operational initiatives on the claims settlement process and associated costs is unknown and may evolve differently following an active hurricane season than in a non-catastrophe environment. We will continue to monitor these impacts and market conditions on recording and reporting of claims costs, rate levels, and competitive conditions.
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
In July 2023, UPCIC filed a 7.5% rate increase on Florida personal residential homeowners’ line of business, effective July 17, 2023, for new business and November 4, 2023, for renewal business. Additionally, in October 2023, UPCIC filed a 4.1% rate increase on Florida personal dwelling-fire lines of business, effective January 15, 2024, for both new and renewal business. Both of these rate increases were implemented under use and file rating laws and subsequently received regulatory approval. In August 2024, UPCIC implemented new homeowners rates for new policies, resulting in an average rate decrease of 1.5% compared to previous rates. The implementation of these rates for renewal business was initially scheduled for November 2024 but has been postponed due to a tolling period for regulatory reviews adopted by the Florida Office of Insurance Regulation following Hurricanes Helene and Milton. UPCIC will seek to implement the filed rates after the expiration of the tolling period.

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

•Maryland: +13.3% effective June 17, 2024 for new business, and August 6, 2024, for renewal business
•Illinois: +11.8% effective August 12, 2024 for new business, and October 1, 2024, for renewal business
•New Jersey: +4.8% effective August 21, 2024 for new business, and October 10, 2024, for renewal business
•New Hampshire: +14.3% effective September 23, 2024 for new business, and November 12, 2024, for renewal business
•Virginia: +15.4% effective November 11, 2024 for new business, and December 31, 2024, for renewal business
The following rate filings are pending approval by state regulators:
•New York: +14.7%, the effective date for new business, and renewal business is pending approval
•Michigan: +24.8%, the effective date for new business, and renewal business is pending approval
The pending New York and Michigan rate filings are use and file rates, but prior approval for forms, so the effect in their cases is prior approval.
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
Premium in Force ― is the amount of the annual direct premiums written previously recorded by the Company for policies which are still active as of the reporting date. This measure assists management in measuring the level of insured exposure and progress toward meeting revenue goals for the current year, and provides an indication of business available for renewal in the next twelve months. Inherent seasonality in our business makes this measure more useful when comparing each quarter’s balance to the same quarter in prior years.
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
REINSURANCE
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events. Developing and implementing our reinsurance strategy to adequately protect our policyholders, balance sheet, and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been our key strategic priority. To limit the Insurance Entities’ potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers and the FHCF. The FLOIR requires the Insurance Entities, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ 2024-2025 catastrophe reinsurance program meets the FLOIR’s requirements, which are based on, among other things, successfully demonstrating cohesive and comprehensive reinsurance coverages that protect the policyholders of our Insurance Entities under a series of stress test catastrophe loss scenarios. Similarly, the Insurance Entities’ 2024-2025 catastrophe reinsurance programs meet the stress test and review requirements of Demotech, Inc., for maintaining Financial Stability Ratings® of A (Exceptional) and of Kroll for maintaining insurer financial strength rating of “A-”.
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
•All States first event tower extends to $2.415 billion with no co-participation in any of the layers, no limitation on loss adjustment expenses and no accelerated deposit premiums.
•Assuming a first event completely exhausts the $2.415 billion tower, the second event exhaustion point would be $1.134 billion.
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
•For the FHCF Reimbursement Contracts effective June 1, 2024, the Insurance Entities have continued the election at the 90% coverage level. We estimate the total mandatory FHCF coverage will provide approximately $1.26 billion of coverage for UPCIC, and $20.4 million for APPCIC which complements and inures to the benefit of the All States coverage secured from private market reinsurers and discussed above.
•To further insulate future years, the Insurance Entities have secured certain multi-year treaties, providing $240 million of capacity that extends portions of the catastrophe coverage to include the 2025-2026 treaty year.
Reinsurers
The table below provides the A.M. Best and S&P financial strength ratings for each of the largest rated third-party reinsurers in the Insurance Entities’ 2024-2025 reinsurance program:

Reinsurer	A.M. Best	S&P
Florida Hurricane Catastrophe Fund (1)	N/A	N/A
Various Lloyd’s of London Syndicates	A+	AA-
Munich Reinsurance America Inc.	A+	AA
DaVinci Reinsurance Ltd.	A	A+
Renaissance Reinsurance Ltd.	A+	A+
Chubb Tempest Reinsurance Ltd.	A++	AA
Markel Bermuda Ltd.	A	A
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

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
Highlights for the quarter ended September 30, 2024
•On September 26, 2024, Hurricane Helene, a Category 4 storm, made landfall the Big Bend area of the Florida Gulf Coast, causing damage across several Southeast states. Net losses and LAE for Insurance Entities are estimated at $45.0 million after reinsurance recoveries. Consolidated net losses for Hurricane Helene are $111.0 million after including losses from the Company’s captive reinsurance arrangement.
•The 2024-2025 reinsurance program is anticipated to cover amounts exceeding our retention for both events. The Company's facilities and operations were unaffected by these events.
•Written premium increased 8.0% for the three months ended September 30, 2024 totaling $574.4 million. Year to date written premium increased 7.4% totaling $1.6 billion for the nine months ended September 30, 2024.
•Rate filings and automatic policy inflation adjustments to policy insured values are increasing written and earned premium as the new rates and property insured values take effect on policy renewals and new business, and earn prospectively over the policy period. There were 844,539 policies-in-force as of the end of September 30, 2024 which represents an increase of 36,986 or 4.6% compared to September 30, 2023. For the three months ended September 30, 2024 policies-in-force increased by 11,106 or 1.3% and for the nine months ended September 30, 2024, policies-in-force increased by 34,607 or 4.3%.
•UPCIC began operations in Wisconsin and issued its first policy on October 1, 2024. During the quarter, UPCIC completed its non-renewal of policies in Hawaii as part of its strategy to exit the Hawaii market.
•Net investment income increased to $15.4 million, or 20.8%, in the three months ended September 30, 2024 compared to $12.8 million for the three months ended September 30, 2023.
•Lower-than-anticipated 2024 non-hurricane claims, partially due to Florida legislation, reduced the estimated 2024 accident year losses and LAE in the three months ended September 30, 2024.
•The net combined ratio was 116.9% for the three months ended September 30, 2024, an increase of 6.2 points compared to the three months ended September 30, 2023.
•Declared dividends per common share of $0.16 on July 11, 2024, paid on August 9, 2024.
•In the three months ended September 30, 2024, the Company repurchased 226,498 shares, at an average share price of $19.39, for a total of $4.4 million. As of September 30, 2024, $10.3 million remains available under this program, which runs until March 11, 2026.
•Demotech reaffirmed its A rating for UPCIC and APPCIC on September 27, 2024.
•Kroll reaffirmed its A- rating for UPCIC and APPCIC on September 20, 2024.
•Egan-Jones reaffirmed its A rating for UIH on October 3, 2024.
•Subsequent to the quarter ended September 30, 2024, Hurricane Milton, a Category 3 storm, made landfall near Sarasota on October 9, 2023, primarily impacting central and north Florida policyholders. Expected retained losses from this event are $45.0 million for the quarter ended December 31, 2024.

Results of Operations—Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2024
Net loss was $16.2 million for the three months ended September 30, 2024, compared to net loss of $5.9 million for the three months ended September 30, 2023. Hurricane Helene’s retained losses of $111.0 million was a significant impact to the three months ended September 30, 2024 compared to Hurricane Idalia’s $45 million retention for the three months ended September 30, 2023. Benefiting the three months ended September 30, 2024 were increases in premiums earned, net, an increase in net investment income, an increase in commission revenue, and an increase in policy fees and other revenue, offset by an increase in operating costs and expenses. In the three months ended September 30, 2024, direct premium earned and premiums earned, net were up 7.0% and 4.4%, respectively, compared to direct premium earned and premiums earned, net in the three months ended September 30, 2023. The changes were due to premium in force growth in 17 states in which we are licensed and writing during the past 12 months as a result of rate increases implemented during prior years, in addition to an increase in policies in force in 15 states.
For the three months ended September 30, 2024, the net loss ratio increased to 91.7% from 87.0% for the three months ended September 30, 2023 primarily due to Hurricane Helene, partially offset by an increase in premiums earned, net, a decrease in adverse prior year reserve development, and lower non-catastrophe loss experience for the current accident year. As a result of the above and as further explained below, the combined ratio for the three months ended September 30, 2024 was 116.9% compared to 110.7% for the three months ended September 30, 2023. See “Overview—Trends and Geographical Distribution—Florida Trends” regarding our response to the Florida market.

A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Three Months Ended September 30,		Change
	2024	2023	$	%
REVENUES
Direct premiums written	$574,351	$531,988	$42,363	8.0%
Change in unearned premium	(66,606)	(57,677)	(8,929)	15.5%
Direct premium earned	507,745	474,311	33,434	7.0%
Ceded premium earned	(162,009)	(143,271)	(18,738)	13.1%
Premiums earned, net	345,736	331,040	14,696	4.4%
Net investment income	15,406	12,755	2,651	20.8%
Net realized gains (losses) on investments	(1,146)	(431)	(715)	165.9%
Net change in unrealized gains (losses) on investments	7,299	(1,285)	8,584	(668.0)%
Commission revenue	12,959	10,830	2,129	19.7%
Policy fees	5,194	5,111	83	1.6%
Other revenue	2,106	2,028	78	3.8%
Total revenues	387,554	360,048	27,506	7.6%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	316,955	287,972	28,983	10.1%
General and administrative expenses	87,103	78,322	8,781	11.2%
Total operating costs and expenses	404,058	366,294	37,764	10.3%
Interest and amortization of debt issuance costs	1,619	1,631	(12)	(0.7)%
INCOME (LOSS) BEFORE INCOME TAXES	(18,123)	(7,877)	(10,246)	130.1%
Income tax expense (benefit)	(1,960)	(1,962)	2	(0.1)%
NET INCOME (LOSS)	$(16,163)	$(5,915)	$(10,248)	173.3%
Other comprehensive income (loss), net of taxes	30,125	(11,258)	41,383	NM
COMPREHENSIVE INCOME (LOSS)	$13,962	$(17,173)	$31,135	(181.3)%
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$(0.57)	$(0.20)	$(0.37)	185.0%
Weighted average diluted common shares outstanding	28,355	29,617	(1,262)	(4.3)%

NM – Not Meaningful

Premium Revenues
Direct premiums written increased by $42.4 million, or 8.0%, for the three months ended September 30, 2024, driven by premium growth within our Florida business of $9.1 million, or 2.1%, and premium growth in our other states business of $33.3 million, or 32.9%, as compared to the three months ended September 30, 2023. Rate changes approved in 2023 and 2024 for Florida and for certain other states and policy inflation adjustments were the principal driver of higher written premiums in addition to an increase in policies in force in 15 states. In total, policies in force increased 11,106, or 1.3%, from 833,433 at June 30, 2024 to 844,539 at September 30, 2024. A summary of the recent rate increases which are driving increases in written premium is discussed above under “Overview—Trends and Geographical Distribution—Florida Trends.”
Rate changes are applied on new business submissions at policy inception and on renewals from the effective date of their renewal, and then are earned subsequently over the policy period. The rate changes in Florida and other markets are in response to claim costs in recent years driven by costs of material and labor associated with claims, the cost of weather events, the cost of catastrophe and other reinsurance protecting policyholders and, more importantly, the prevalence of represented and litigated claims in Florida. Due to the time associated with analyzing data, preparing and submitting rate filings, implementing new rate levels and earning the corresponding premiums, the Insurance Entities’ rate adjustments typically lag behind their experience by months or even years. In addition, the Insurance Entities’ policies provide for coverage limits to be adjusted at renewal which adjust insured value coverage limits for the impact of changes in inflation occurring since the prior renewal. This is based on third-party industry data sources that monitor inflation factors such as changes in costs for residential building materials and labor.
Management continues to manage policy counts and exposures intended to control the growth of exposures relating to new business. Rate changes continue to take effect, and new business underwriting rules are reviewed and updated as needed in the states we underwrite in. For the nine months ended September 30, 2024, we saw an increase in policies in force of 34,607, or 4.3%, during 2024 from 809,932 at December 31, 2023 to 844,539 at September 30, 2024. Direct premiums written continue to increase across the majority of states in which we conduct business. As a result of our business strategy, rate changes and disciplined underwriting initiatives, year over year we have seen an overall increase in policies in force in the aggregate, as well as an increase in premium in force, and an increase in total insured value in a majority of states for the past two years. We have policies in force in 18 states at September 30, 2024. In addition, we are authorized to do business in Tennessee and Wisconsin. In 2023, UPCIC received approval from its regulators in Hawaii to withdraw from the state and non-renew all policies in Hawaii. As of September 30, 2024, no policies are in force in Hawaii, and UPCIC is in the process of completing its remaining administrative tasks to finalize its withdrawal from the state. As of September 30, 2024, policies in force increased by 36,986 policies, or 4.6%, premium in force increased $131.8 million, or 6.9%; and total insured value increased $27.4 billion, or 8.6%, compared to September 30, 2023.

Direct premium earned increased by $33.4 million, or 7.0%, for the three months ended September 30, 2024. This change is attributed to the recognition of premiums written over the preceding twelve months, incorporating the effects of implemented rate filings and policy premium adjustments prompted by inflation-induced changes in insured values. See the discussion above for the ― “Overview-Summary of Recent Rate Changes.”

Reinsurance

Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Ceded premium represents premiums paid to reinsurers for this protection and is a cost which reduces net written and net earned premiums. In total, ceded premium earned increased $18.7 million, or 13.1%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase in reinsurance costs in Q3 2024 is attributable to higher costs for the 2024/2025 reinsurance contract period compared to the 2023/2024 period, as well as reinstatement premiums incurred in the third quarter of 2024, which were not present in the equivalent period of 2023. The lower costs during the 2023/2024 reinsurance contract period were due to the mandatory participation of the Insurance Entities in the Florida RAP program, which provided certain reinsurance protection at no cost. Reinsurance costs, as a percentage of direct premium earned, increased to 31.9% in the three months ended September 30, 2024 compared to 30.2% in the three months ended September 30, 2023. The lower reinsurance costs in 2023 had a favorable effect on financial ratios that are based on net earned premium. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period which typically runs from June 1st to May 31st. See the discussion above for the Insurance Entities’ 2024-2025 reinsurance programs and “Item 1— Note 4 (Reinsurance).”
Investment Results
Net investment income was $15.4 million for the three months ended September 30, 2024, compared to $12.8 million for the three months ended September 30, 2023, an increase of $2.7 million, or 20.8%. Increased investments in our portfolio and higher average book yields on invested assets are driving growth in our investment income. However, a 50 basis point reduction by the Federal Reserve in September 2024 has recently reduced yields from our cash investments and is generally exerting downward pressure on the market moving forward. See “Item 1— Note 3 (Investments) for discussion regarding investment income.

We look to optimize our investment portfolio on a rolling basis, which, from time-to-time, results in portfolio shaping opportunities.

We regularly review our investment portfolio to identify opportunities for adjustments and improvements including disposing of securities in an unrealized loss or unrealized gain position. During the three months ended September 30, 2024, we realized net losses of $1.1 million from security sales, compared to $0.4 million of realized net losses in the three months ended September 30, 2023.

There was a $7.3 million net unrealized gain on equity investments during the three months ended September 30, 2024, largely driven by our portfolio optimization efforts in the public equity markets, coupled with the overall domestic equity market appreciation tailwind during 2024, compared to a $1.3 million net unrealized loss on equity investments during the three months ended September 30, 2023.
See ―“Analysis of Financial Condition” for details on changes in total invested assets balances during 2024.
Commissions, Policy Fees and Other Revenue
Commission revenue is comprised principally of brokerage commissions we earn from traditional open market third-party reinsurers, which excludes reinsurance provided by the FHCF. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the three months ended September 30, 2024, commission revenue was $13.0 million, compared to $10.8 million for the three months ended September 30, 2023. The increase in commission revenue of $2.1 million, or 19.7%, for the three months ended September 30, 2024 was due to increased ceded premiums during the 2024-2025 reinsurance program year.
Policy fees for the three months ended September 30, 2024 were $5.2 million compared to $5.1 million for the three months ended September 30, 2023. The increase of $0.1 million, or 1.6%, was the result of an increase in the combined total number of policies written during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 in states in which we are permitted to charge this fee.
Other revenue, representing revenue from policy installment fees, premium financing, and other miscellaneous income, was $2.1 million for the three months ended September 30, 2024 compared to $2.0 million for the three months ended September 30, 2023.
Operating Costs and Expenses
Losses and Loss Adjustment Expenses
Net losses and LAE, after reinsurance recoveries, were $317.0 million with a 91.7% net loss ratio for the three months ended September 30, 2024, compared to $288.0 million and 87.0% net loss ratio for the three months ended September 30, 2023. The increase in the net loss ratio for the three months ended September 30, 2024, was mainly due to the impact from Hurricane Helene, partially offset by favorable experience with non-catastrophe 2024 claims.

On September 26, 2024, Hurricane Helene made landfall as a Category 4 hurricane in the Big Bend area of the Florida Gulf Coast and continued northward, resulting in hurricane damage across several states in the Southeast region. After estimated reinsurance recoveries, net losses and LAE exposure to the Insurance Entities are estimated at $45.0 million. The Insurance Entities’ reinsurance recoveries include losses and LAE recoveries of $66.0 million from UVE’s pre-funded captive insurance arrangement. In total, net losses from Hurricane Helene, including losses and LAE incurred under the funded captive insurance arrangement, are estimated to be $111.0 million. Our 2024-2025 reinsurance program provides the Insurance Entities with adequate protection beyond our retention limit. During the three months ended September 30, 2023, the Company incurred $45.0 million in losses and LAE from Hurricane Idalia.

We believe the legislation passed in late 2022 represents a positive step towards reducing claim costs in Florida and management is optimistic about its eventual benefits. The Company is beginning to realize some of those benefits in 2024 for policies fully subject to this legislation. However, the full transition to these new laws will take several years. Many of the reforms apply only to policies written or renewed after the effective date of the legislation and provide marginal benefit for claims filed on policies issued prior to the new laws’ effective date. As for prior policy periods, with respect to some aspects of the reforms, insurers must continue to adjust claims under the prior laws that were subject to abuse while awaiting the expiration of claim reporting periods and statute of limitations periods applicable to those policies. Therefore, it will be several years until the abusive claim practices permitted under the prior laws are fully extinguished and the full benefit of the legislation can be realized.

We have revised loss expectations for accident year 2024 due to fewer reported claims and reduced litigation for non-hurricane claims. A cumulative adjustment was recorded in the three months ended September 30, 2024 to reflect this outlook for 2024. As a result, net losses and LAE for the current accident year, excluding hurricanes, are $207.7 million for the three months ended September 30, 2024, down from $244.0 million for the three months ended September 30, 2023.

During the three months ended September 30, 2024, net prior year development was favorable on prior year hurricanes, lowering losses in 2024 by $2.2 million, compared to unfavorable prior year development of $17.7 million for the three months ended September 30, 2023. We continue to see favorable claim trends on Florida losses that occurred after the effective date of the Florida reform legislation (December 16, 2022). However, claims under policies that pre-date the reforms have greater uncertainty, and as such, those claims in the aggregate have the potential to experience adverse development, as claims settlements vary from previously estimated amounts.

Consolidated net losses and LAE also reflect the net results from activities performed by the adjusting company within our holding company system. These activities can provide potential savings when adjusting claims on behalf of our Insurance Entities and our reinsurers. When claims are adjusted by our claims team and files are handled by our legal group in this litigious environment in Florida, synergies are achieved by having these two functions within the same consolidated group, which could not be achieved through third parties. This synergistic relationship results in more efficient handling and coordination of claims, including represented claims handled by our legal group. By choosing not to outsource these activities in most instances, we also save money for the consolidated group by generating a potential financial benefit outside of the Insurance Entities that reduces LAE at the consolidated level (contra LAE), particularly following catastrophes. During the three months ended September 30, 2024, claims related activities generated a modest charge of $0.4 million as we scale resources to match the non-catastrophe claims and litigation activity in the new litigation environment, compared to a financial benefit of $18.7 million generated during the three months ended September 30, 2023.
General and Administrative Expenses
For the three months ended September 30, 2024, general and administrative expenses were $87.1 million compared to $78.3 million during the three months ended September 30, 2023, as follows (dollars in thousands):

	Three Months Ended
	September 30,				Change
	2024		2023		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$345,736		$331,040		$14,696	4.4%
General and administrative expenses:
Policy acquisition costs	58,665	17.0%	53,180	16.1%	5,485	10.3%
Other operating costs	28,438	8.2%	25,142	7.6%	3,296	13.1%
Total general and administrative expenses	$87,103	25.2%	$78,322	23.7%	$8,781	11.2%
For the three months ended September 30, 2024, general and administrative expenses increased by $8.8 million from the three months ended September 30, 2023. This was the result of an increase in policy acquisition costs of $5.5 million and an increase in other operating costs of $3.3 million. The total general and administrative expense ratio was 25.2% for the three months ended September 30, 2024 compared to 23.7% for the three months ended September 30, 2023. The ratio was partially impacted by higher reinsurance costs in 2024. See ― “Reinsurance” section above for further information.
•The increase in policy acquisition costs of $5.5 million was primarily driven by increased direct premiums written which increased 8.0% over the prior year.
•The increase in other operating costs was largely driven by employee related expenses including stock-based compensation, and employee benefits and welfare. The other operating cost ratio was 8.2% for the three months ended September 30, 2024, compared to 7.6% for the three months ended September 30, 2023.
As a result of the trends discussed above for the cost of reinsurance, losses and LAE and general and administrative expenses, the combined ratio for the three months ended September 30, 2024 was 116.9% compared to 110.7% for the three months ended September 30, 2023.
Interest and Amortization of Debt Issuance Costs
Interest and amortization of debt issuance costs were $1.6 million for each of the three months ended September 30, 2024 and 2023.
Income Tax Expense (Benefit)
Income tax benefit was $2.0 million for each of the three months ended September 30, 2024 and 2023. Our effective tax rate (“ETR”) decreased to 10.8% for the three months ended September 30, 2024, as compared to 24.9% for the three months ended September 30, 2023. See “Item 1—Note 9 (Income Taxes)” for a table of items reconciling statutory rates to the effective rate for three months ended September 30, 2024 and 2023.
Other Comprehensive Income (Loss)
Other comprehensive income, net of taxes for the three months ended September 30, 2024 was $30.1 million compared to other comprehensive loss of $11.3 million for the three months ended September 30, 2023, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income for available-for-sale debt securities sold. The improvement in the three months ended September 30, 2024 reflects favorable relative shifts in market prices during 2024 compared to 2023. During 2024, maturing securities and investment returns were reinvested at market rates, reducing unrealized losses on maturing securities. The maturity of the remaining securities in an unrealized loss position has also reduced during the year. Over time, unrealized losses on securities in an unrealized loss position lessen as the remaining maturity shortens and securities approach their maturity or par value. See the discussion above and “Item

1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods and “Item 1—Note 3 (Investments)” for explanations on changes in investments.
Non-GAAP
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, was $381.4 million for the three months ended September 30, 2024 compared to $361.8 million for the three months ended September 30, 2023.
Adjusted operating income (loss) represents GAAP operating income (loss), excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments. Adjusted operating loss was $22.7 million for the three months ended September 30, 2024 compared to adjusted operating loss of $4.5 million for the three months ended September 30, 2023.
Adjusted operating income (loss) margin represents adjusted operating income (loss) divided by core revenue. Adjusted operating loss margin was 5.9% for the three months ended September 30, 2024 compared to adjusted operating loss margin of 1.3% for the three months ended September 30, 2023.
Adjusted net income (loss) attributable to common stockholders represents GAAP net income (loss) attributable to common stockholders, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, net of tax. Adjusted net loss attributable to common stockholders was $20.8 million for the three months ended September 30, 2024 compared to adjusted net loss attributable to common stockholders of $4.6 million for the three months ended September 30, 2023.
Diluted adjusted earnings (loss) per common share represents adjusted net income (loss) available to common stockholders divided by weighted average diluted common shares outstanding. Diluted adjusted earnings (loss) per share computations exclude any potential common stock instruments that would decrease the loss per share, as they are anti-dilutive. Diluted adjusted loss per common share was $0.73 for the three months ended September 30, 2024 compared to diluted adjusted loss per common share of $0.16 for the three months ended September 30, 2023.

Results of Operations — Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Net income was $52.9 million for the nine months ended September 30, 2024, compared to net income of $46.8 million for the nine months ended September 30, 2023. Hurricane Helene’s retained losses of $111.0 million was a significant impact in 2024 compared to Hurricane Idalia’s $45.0 million retention for the nine months ended September 30, 2023. Benefiting the nine months ended September 30, 2024 were increases in premiums earned, net, an increase in net investment income, and an increase in net unrealized gains on investments, partially offset by a decrease in commission revenue and an increase in operating costs and expenses. For the nine months ended September 30, 2024, direct premium earned and premiums earned, net were up 6.3% and 11.8%, respectively, compared to direct premium earned and premiums earned, net for the nine months ended September 30, 2023. The changes were due to premium in force growth in 17 states in which we are licensed and writing during the past 12 months as a result of rate increases implemented during past years, in addition to an increase in policies in force in 15 states.
For the nine months ended September 30, 2024, the net loss ratio declined to 78.1% from 78.3% for the nine months ended September 30, 2023, primarily due to a decrease in 2024’s non-hurricane losses, improvement in prior year development in 2024 offset by an increase in weather events due to Hurricane Helene. See ― “Reinsurance” section below for further information. As a result of the above and as further explained below, the combined ratio for the nine months ended September 30, 2024 was 102.8% compared to 103.5% for the nine months ended September 30, 2023. See “Overview—Trends and Geographical Distribution—Florida Trends” regarding our response to the Florida market.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Nine Months Ended September 30,		Change
	2024	2023	$	%
REVENUES
Direct premiums written	$1,598,797	$1,489,216	$109,581	7.4%
Change in unearned premium	(118,331)	(96,213)	(22,118)	23.0%
Direct premium earned	1,480,466	1,393,003	87,463	6.3%
Ceded premium earned	(455,747)	(476,465)	20,718	(4.3)%
Premiums earned, net	1,024,719	916,538	108,181	11.8%
Net investment income	43,589	34,735	8,854	25.5%
Net realized gains (losses) on investments	(1,534)	(337)	(1,197)	355.2%
Net change in unrealized gains (losses) on investments	11,760	1,403	10,357	738.2%
Commission revenue	35,671	43,098	(7,427)	(17.2)%
Policy fees	15,175	14,662	513	3.5%
Other revenue	6,347	6,027	320	5.3%
Total revenues	1,135,727	1,016,126	119,601	11.8%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	800,714	717,853	82,861	11.5%
General and administrative expenses	252,883	230,924	21,959	9.5%
Total operating costs and expenses	1,053,597	948,777	104,820	11.0%
Interest and amortization of debt issuance costs	4,864	4,896	(32)	(0.7)%
INCOME (LOSS) BEFORE INCOME TAXES	77,266	62,453	14,813	23.7%
Income tax expense (benefit)	24,356	15,629	8,727	55.8%
NET INCOME (LOSS)	$52,910	$46,824	$6,086	13.0%
Other comprehensive income (loss), net of taxes	28,579	(3,333)	31,912	NM
COMPREHENSIVE INCOME (LOSS)	$81,489	$43,491	$37,998	87.4%
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$1.80	$1.54	$0.26	16.9%
Weighted average diluted common shares outstanding	29,317	30,378	(1,061)	(3.5)%

NM – Not Meaningful

Premium Revenues
Direct premiums written increased by $109.6 million, or 7.4%, for the nine months ended September 30, 2024, driven by premium growth within our Florida business of $30.6 million, or 2.5%, and premium growth in our other states business of $79.0 million, or 29.9%, as compared to the nine months ended September 30, 2023. The primary factors contributing to the increase in written premiums were the rate changes implemented in Florida and certain other states and policy inflation adjustments. Additionally, there was an increase in policies in force across 15 states. In total, policies in force increased 34,607, or 4.3%, from 809,932 at December 31, 2023 to 844,539 at September 30, 2024. A summary of the recent rate adjustments which are driving written premium is discussed above under “Overview—Trends and Geographical Distribution—Florida Trends.”
Rate changes are applied on new business submissions at policy inception and on renewals from the effective date of their renewal, and then are earned subsequently over the policy period. The recent rate changes in Florida are in response to claim costs in recent years driven by costs of material and labor associated with claims, the cost of weather events, the cost of catastrophe and other reinsurance protecting policyholders and, more importantly, the prevalence of represented and litigated claims in Florida. Due to the time associated with analyzing data, preparing, and submitting rate filings, implementing new rate levels and earning the corresponding premiums, the Insurance Entities’ rate adjustments typically lag behind their experience by months or even years. In addition, the Insurance Entities’ policies provide for coverage limits to be adjusted at renewal which adjust insured value coverage limits for the impact of changes in inflation occurring since the prior renewal. This is based on third-party industry data sources that monitor inflation factors such as changes in costs for residential building materials and labor.
Management continues to manage policy counts and exposures intended to control the growth of exposures relating to new business. Rate changes continue to take effect, and new business underwriting rules are reviewed and updated as needed in the states we underwrite in. This year we saw an increase in policies in force of 34,607, or 4.3% during the nine months ended September 30, 2024 from 809,932 at December 31, 2023 to 844,539 at September 30, 2024. Direct premiums written continue to increase across the majority of states in which we conduct business. We have policies in force in 18 states at September 30, 2024. In addition, we are authorized to do business in Tennessee and Wisconsin. In 2023, UPCIC received approval from its regulators in Hawaii to withdraw from the state and non-renew all policies in Hawaii. As of September 30, 2024, no policies are in force in Hawaii, and UPCIC is in the process of completing its remaining administrative tasks to finalize its withdrawal from the state. As of September 30, 2024, policies in force increased by 36,986 policies, or 4.6%; premium in force increased $131.8 million, or 6.9%; and total insured value increased $27.4 billion, or 8.6%, compared to September 30, 2023.

Direct premium earned increased by $87.5 million, or 6.3%, for the nine months ended September 30, 2024, This change is attributed to the recognition of premiums written over the preceding twelve months, incorporating the effects of implemented rate filings and policy premium adjustments prompted by inflation-induced changes in insured values. See the discussion above for the “—Overview-Summary of Recent Rate Changes.”
Reinsurance
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Reinsurance costs impact financial ratios that are based on net earned premium. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period which typically runs from June 1st to May 31st. Ceded premium represents premiums paid to reinsurers for this protection and is a cost which reduces net written and net earned premiums. In total, ceded premium earned decreased $20.7 million, or 4.3%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. While the reinsurance costs for the 2024/2025 contract period are higher than those of the 2023/2024 period, the first five months cost in the calendar year 2023 reflected the 2022/2023 program, the costs of which were also higher than the 2023/2024 period. The overall cost of the reinsurance programs reflected in the first nine months of 2024 were lower than the fist nine months of 2023, combined with lower reinstatement premiums compared to 2023. The lower costs during the 2023/2024 reinsurance contract period were primarily attributed to the mandatory participation of the Insurance Entities in the Florida RAP program, which provided certain reinsurance protection at no cost. Reinsurance costs, as a percentage of direct premium earned, decreased in the nine months ended September 30, 2024 to 30.8% in 2024 as compared to 34.2% during the nine months ended September 30, 2023. See the discussion above for the Insurance Entities’ 2024-2025 reinsurance programs and “Item 1— Note 4 (Reinsurance).”
Investment Results
Net investment income was $43.6 million for the nine months ended September 30, 2024, compared to $34.7 million for the nine months ended September 30, 2023, an increase of $8.9 million, or 25.5%. Increased investments in our portfolio and higher average book yields on invested assets are driving growth in our investment income. However, a 50 basis point reduction by the Federal Reserve in September 2024 has recently reduced yields from our cash investments and is generally exerting downward pressure on the market moving forward.

We regularly review our investment portfolio to identify opportunities for adjustments and improvements including disposing of securities in an unrealized loss or unrealized gain position. During the nine months ended September 30, 2024, sales of available-for-sale debt securities and sales of equity securities resulted in net realized losses of $1.5 million, compared to net realized losses of $0.3 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we had an $11.8 million net unrealized gain on equity investments, driven by portfolio optimization and market appreciation, compared to a $1.4 million net unrealized gain for the nine months ended September 30, 2023. See “—Analysis of Financial Condition” for details on changes in total invested assets balances during 2024.

Commissions, Policy Fees and Other Revenue
Commission revenue is comprised principally of brokerage commissions we earn from traditional open market third-party reinsurers, which excludes reinsurance provided by the FHCF. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the nine months ended September 30, 2024, commission revenue was $35.7 million, compared to $43.1 million for the nine months ended September 30, 2023. The decrease in commission revenue of $7.4 million, or 17.2%, for the nine months ended September 30, 2024 was primarily due to commissions on reinstatement premiums attributable to Hurricane Ian which were higher during the nine months ended September 30, 2023 than the nine months ended September 30, 2024.
Policy fees for the nine months ended September 30, 2024 were $15.2 million compared to $14.7 million for the nine months ended September 30, 2023. The increase of $0.5 million, or 3.5%, was the result of an increase in the combined total number of policies written during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 in states in which we are permitted to charge this fee.
Other revenue, representing revenue from policy installment fees, premium financing, and other miscellaneous income, was $6.3 million for the nine months ended September 30, 2024 compared to $6.0 million for the nine months ended September 30, 2023.
Operating Costs and Expenses
Losses and Loss Adjustment Expenses
Net losses and LAE, after reinsurance recoveries, were $800.7 million with a 78.1% net loss ratio for the nine months ended September 30, 2024, compared to $717.9 million and 78.3% net loss ratio for the nine months ended September 30, 2023. The increase in the net losses for nine months ended September 30, 2024, was mainly due to the impact from Hurricane Helene, partially offset by lower year-to-date prior year development.
On September 26, 2024, Hurricane Helene made landfall as a Category 4 hurricane in the Big Bend area of the Florida Gulf Coast and continued northward, resulting in hurricane damage across several states in the Southeast region. After estimated reinsurance recoveries, net losses and LAE exposure to the Insurance Entities are estimated at $45.0 million. The Insurance Entities’ reinsurance recoveries include losses and LAE recoveries of $66.0 million from UVE’s pre-funded captive insurance arrangement. In total, net losses from Hurricane Helene, including losses and LAE incurred under the funded captive insurance arrangement, are estimated to be $111.0 million. Our 2024-2025 reinsurance program provides the Insurance Entities with adequate protection beyond our retention limit. During the nine months ended September 30, 2023, the Company incurred $45.0 million in losses from Hurricane Idalia.
We believe the legislation passed in late 2022 represents a positive step towards reducing claim costs in Florida and management is optimistic about its eventual benefits. The Company is beginning to realize some of those benefits in 2024 for policies fully subject to this legislation. However, the full transition to these new laws will take several years. Many of the reforms apply only to policies written or renewed after the effective date of the legislation and provide marginal benefit for claims filed on policies issued prior to the new laws’ effective date. As for prior policy periods, with respect to some aspects of the reforms, insurers must continue to adjust claims under the prior laws that were subject to abuse while awaiting the expiration of claim reporting periods and statute of limitations periods applicable to those policies. Therefore, it will be several years until the abusive claim practices permitted under the prior laws are fully extinguished and the full benefit of the legislation can be realized.
We have revised loss expectations for accident year 2024 due to fewer reported claims and reduced litigation for non-hurricane claims. A cumulative adjustment for accident year 2024 was recorded in the three months ended September 30, 2024. Net losses and LAE for the current accident year, excluding hurricanes, are $$691.8 million for the nine months ended September 30, 2024, down from $687.5 million for the nine months ended September 30, 2023.
During the nine months ended September 30, 2024, net prior year development was favorable on prior year hurricanes, lowering losses for the nine months ended September 30, 2024 by $2.2 million, compared to unfavorable prior year development of $34.8 million for the nine months ended September 30, 2023. We continue to see favorable claim trends on Florida losses that occurred after the effective date of the Florida reform legislation (December 16, 2022). However, claims under policies that pre-date the reforms have greater uncertainty, and as such, those claims in the aggregate have the potential to experience adverse development, as claims settlements vary from previously estimated amounts.
Consolidated net losses and LAE also reflect the net results from activities performed by the adjusting company within our holding company system. These activities can provide potential savings when adjusting claims on behalf of our Insurance Entities and our reinsurers. When claims are adjusted by our claims team and files are handled by our legal group in this litigious environment in Florida, synergies are achieved by having these two functions within the same consolidated group that could not be achieved through third parties. This synergistic relationship results in more efficient handling and coordination of claims, including represented claims handled by our legal group. By choosing not to outsource these activities in most instances, we also save money for the consolidated group by generating a potential financial benefit outside of the Insurance Entities that reduces LAE at the consolidated level (contra LAE), particularly following catastrophes. During the nine months ended September 30, 2024, claims related activities generated a modest charge of $0.1 million as the company scales resources to match the non-catastrophe claims and litigation activity in the new legislative environment, compared to a financial benefit of $49.5 million generated during the nine months ended September 30, 2023.

General and Administrative Expenses
For the nine months ended September 30, 2024, general and administrative expenses were $252.9 million compared to $230.9 million during the nine months ended September 30, 2023, as follows (dollars in thousands):

	Nine Months Ended
	September 30,				Change
	2024		2023		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$1,024,719		$916,538		$108,181	11.8%
General and administrative expenses:
Policy acquisition costs	170,100	16.6%	156,877	17.1%	13,223	8.4%
Other operating costs	82,783	8.1%	74,047	8.1%	8,736	11.8%
Total general and administrative expenses	$252,883	24.7%	$230,924	25.2%	$21,959	9.5%

For the nine months ended September 30, 2024, general and administrative expenses increased by $22.0 million compared to the nine months ended September 30, 2023, which was the result of an increase in policy acquisition costs of $13.2 million and an increase in other operating costs of $8.7 million. The total general and administrative expense ratio was 24.7% for the nine months ended September 30, 2024 compared to 25.2% for the nine months ended September 30, 2023. See “—Reinsurance” section above for further information.
•The increase in policy acquisition costs of $13.2 million was primarily driven by commissions as a result of increased direct premiums written which increased 7.4% over the prior year.
•The increase in other operating costs was largely driven by employee related expenses including stock-based compensation, and employee benefits and welfare. The other operating cost ratio was 8.1% for each of the nine months ended September 30, 2024 and 2023.
As a result of the trends discussed above for losses and LAE and general and administrative expenses, the combined ratio for the nine months ended September 30, 2024 was 102.8% compared to 103.5% for the nine months ended September 30, 2023.
Interest and Amortization of Debt Issuance Costs
Interest and amortization of debt issuance costs was $4.9 million for each of the nine months ended September 30, 2024 and 2023.
Income Tax Expense (Benefit)
Income tax expense was $24.4 million for the nine months ended September 30, 2024, compared to an income tax expense of $15.6 million for the nine months ended September 30, 2023. Our effective tax rate (“ETR”) was 31.5% for the nine months ended September 30, 2024, as compared to 25.0% for the nine months ended September 30, 2023. See “Item 1—Note 9 (Income Taxes)” for a table of items reconciling statutory rates to the effective rate for nine months ended September 30, 2024 and 2023.
Other Comprehensive Income (Loss)
Other comprehensive income, net of taxes for the nine months ended September 30, 2024 was $28.6 million compared to other comprehensive loss of $3.3 million for the nine months ended September 30, 2023. reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income for available-for-sale debt securities sold. The improvement in the nine months ended September 30, 2024 reflects favorable shifts in market prices during 2024 compared to 2023. During 2024, maturing securities and investment returns were reinvested at market rates, reducing unrealized losses on maturing securities. The maturity of the remaining securities in an unrealized loss position has also reduced during the year. Over time, unrealized losses on securities in an unrealized loss position lessen as the remaining maturity shortens and securities approach their maturity or par value. See the discussion above and “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods and “Item 1—Note 3 (Investments)” for explanations on changes in investments.
Non-GAAP
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, was $1.13 billion for the nine months ended September 30, 2024 compared to $1.02 billion for the nine months ended September 30, 2023.

Adjusted operating income (loss) represents GAAP operating income (loss), excluding net realized gains (losses) on investment and net changes in unrealized gains (losses) on investments. Adjusted operating income was $71.9 million for the nine months ended September 30, 2024 compared to adjusted operating income of $66.3 million for the nine months ended September 30, 2023.
Adjusted operating income (loss) margin represents adjusted operating income (loss) divided by core revenue. Adjusted operating income was 6.4% for the nine months ended September 30, 2024 compared to adjusted operating income of 6.5% for the nine months ended September 30, 2023.
Adjusted net income (loss) attributable to common stockholders represents GAAP net income (loss) attributable to common stockholders, excluding net realized gains (losses) on investment and net changes in unrealized gains (losses) on investments, net of tax. Adjusted net income attributable to common stockholders was $45.2 million for the nine months ended September 30, 2024 compared to adjusted net income attributable to common stockholders of $46.0 million for the nine months ended September 30, 2023.
Diluted adjusted earnings (loss) per common share represents adjusted net income (loss) available to common stockholders divided by weighted average diluted common shares outstanding. Diluted adjusted earnings per common share was $1.54 for the nine months ended September 30, 2024 compared to diluted adjusted earnings per share of $1.51 for the nine months ended September 30, 2023.

Analysis of Financial Condition—As of September 30, 2024 compared to December 31, 2023
We believe that the cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	September 30,	December 31,
Type of Investment	2024	2023
Available-for-sale debt securities	$1,276,732	$1,064,330
Equity securities	79,470	80,495
Other investments, at fair value	12,248	10,434
Investment real estate, net	5,618	5,525
Total	$1,374,068	$1,160,784
Total invested assets were $1.37 billion as of September 30, 2024 compared to $1.16 billion as of December 31, 2023. The increase is primarily attributable to investment of excess cash into the portfolio, unrealized gains on our debt securities and equity portfolios, and increases in net investment income. Cash and cash equivalents were $333.7 million at September 30, 2024 compared to $397.3 million at December 31, 2023, a decrease of 16.0%. See below “—Liquidity and Capital Resources” for more information. Cash and cash equivalents are invested short-term until needed to settle loss and LAE payments, reinsurance premium payments, and operating cash needs, or until they are deployed by our investment advisors.
See “Item 1—Condensed Consolidated Statements of Cash Flows” and “Item 1—Note 3 (Investments)” for explanations on changes in investments.
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1st to May 31st of the following year. The increase of $182.6 million to $418.8 million as of September 30, 2024 was primarily due to increased reinsurance costs relating to the placement of our 2024-2025 catastrophe reinsurance program on June 1, 2024, less amortization of ceded written premium for the reinsurance costs earned since the beginning of the new program. See “Part I— Item 2— “Reinsurance Program” regarding the Company’s reinsurance placement.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE, and other expenses that are expected to be recovered from reinsurers. The decrease of $89.0 million to $130.1 million as of September 30, 2024 was primarily due to the settlement and collection of amounts recoverable from reinsurers relating to various ceded events.
Premiums receivable, net represents amounts receivable from policyholders. The increase in premiums receivable, net of $15.3 million to $92.4 million as of September 30, 2024 is consistent with premium trends including seasonality and consumer payment behaviors.
Deferred policy acquisition costs (“DPAC”) increased by $15.3 million to $125.3 million as of September 30, 2024, and is consistent with written premium trends and changes in commissions paid to agents. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the nine months ended September 30, 2024, deferred income tax assets decreased by $19.5 million to $23.7 million, primarily due to an increase in unrealized gains` on investments. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
Other assets represent groups of accounts that are listed separately that do not fit into existing captions. During the nine months ended September 30, 2024, other assets increased by $4.3 million to $27.0 million, primarily due to the purchase of miscellaneous invested assets during the nine months ended September 30, 2024.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $49.7 million to $460.4 million as of September 30, 2024. Overall, unpaid losses and LAE decreased, as a result of payment of current and prior year claims including the settlement of Hurricane Ian claims during 2024.
Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The increase of $118.3 million from December 31, 2023 to $1.11 billion as of September 30, 2024 reflects our increase in direct premiums written and the seasonality of our business during the year.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $23.0 million from December 31, 2023 to $71.7 million as of September 30, 2024 reflects customer payment behavior and the payment behavior of mortgage escrow service providers as well as premium trends.
We exclude net negative cash balances, if any, from cash and cash equivalents that we have with any single financial institution based on aggregating the book balance of all accounts at the institution which have the right of offset. If the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Consolidated Balance Sheet to book overdraft. These amounts represent outstanding checks or drafts not yet presented to the financial institution in excess of amounts on deposit at the financial institutions. We maintain a short-term cash investment strategy sweep to maximize investment returns on cash balances. Funds from these sweep accounts are used to meet obligations under outstanding checks and drafts and transferred to the respective financial institutions upon presentment. There were none as of September 30, 2024 compared to $14.6 million as of December 31, 2023. The decrease of $14.6 million is the result of increased cash balances available for offset as of September 30, 2024 compared to December 31, 2023. See “—Liquidity and Capital Resources” for more information.
Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers, and cash advances received from reinsurers, if any. On June 1st of each year, we renew our core catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. These estimated annual costs are increased or decreased during the year based on premium adjustments or as a result of new placements during the year. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which typically runs from June 1st to May 31st. The balance increased by $228.4 million to $420.3 million as of September 30, 2024 as a result of the renewal of the 2024-2025 reinsurance program effective June 1, 2024. See “—Liquidity and Capital Resources” for more information about timing of reinsurance premium installment payments.
Income taxes payable/recoverable represents the amounts due to/from taxing jurisdictions within one year. An income tax payable arises when current income tax liabilities exceed tax payments, and an income tax recoverable occurs when tax payments exceed current income tax liabilities. As of September 30, 2024, the income tax recoverable is $7.5 million, compared to a balance payable of $5.9 million as of December 31, 2023.
Commission payable increased by $4.8 million to $25.8 million as of September 30, 2024, primarily driven by increases in direct premiums written.
Other liabilities and accrued expenses decreased by $28.8 million to $61.8 million as of September 30, 2024, primarily driven by a decrease in amounts payable for securities resulting from trades executed that had settled after year end.
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
The balance of cash and cash equivalents, excluding restricted cash, as of September 30, 2024 was $333.7 million, compared to $397.3 million at December 31, 2023. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between September 30, 2024 and December 31, 2023. This decrease is largely attributable to the investment of excess cash into long term investments. Our cash investment strategy at times includes cash investments where the right of offset against other bank accounts does not exist. A book overdraft occurs when aggregating the book balance of all accounts at a financial institution for accounts which have the right of offset, and if the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Consolidated Balance Sheet to book overdraft. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st and December 1st, and third-party reinsurance premiums are generally paid in four installments on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. See “Item 1—Note 12 (Commitments and Contingencies)” and additional discussion below under the caption “—Material Cash Requirements” for more information.
The balance of restricted cash and cash equivalents as of September 30, 2024 and December 31, 2023 represents cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business. In addition amounts on deposit to support our captive insurance are restricted. Restricted cash and cash equivalents increased by $66.0 million to $68.6 million as of September 30, 2024 as a result of collateral held by a reinsurance captive arrangement with the Insurance Entities reported as a Variable Interest Entities (“VIE”) in the condensed consolidated financial statements. On September 26, 2024 Hurricane Helene made landfall in the Big Bend area of the Florida Gulf Coast triggering a full policy limit loss, totaling $66.0 million, issued by the VIE to the Insurance Entities. Amounts due under the policy were fully paid in October 2024 to the Insurance Entities. See “Item 1—Note 14 (Variable Interest Entities)” for more information.

Liquidity is required at the holding company for us to cover the payment of holding company general operating expenses, provide for contingencies if needed, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of our tax obligations to taxing authorities, settlement of taxes between subsidiaries in accordance with our tax sharing agreement, capital contributions to subsidiaries or surplus note contributions to the Insurance Entities, if needed, and interest and principal payments on outstanding debt obligations of the holding company. Effective in 2021 for UPCIC and 2022 for APPCIC, the holding company has put in place an ongoing surplus note arrangement with the Insurance Entities, which has been approved by FLOIR as the Insurance Entities’ domestic regulator. Surplus notes are unsecured debt issued by the Insurance Entities that are subordinated to all claims by policyholders and creditors, with interest and principal payments on the surplus notes to the holding company being made only upon the FLOIR’s express approval. Surplus notes are considered bonds in function and payout structure, but are accounted for as equity in the statutory reporting of the Insurance Entities. The holding company has outstanding with the Insurance Entities $168.4 million in surplus notes and accrued interest as of September 30, 2024. Under the terms of the surplus notes, interest accrues at a variable rate which resets annually (currently 10.70% for 2024). The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. New regulations or changes to existing regulations or their interpretations imposed on the Company and its affiliates may also impact the availability, amount and timing of future dividend payments to the parent. Principal sources of liquidity for the holding company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions paid by third party reinsurers earned on reinsurance contracts placed by our wholly-owned subsidiary, Blue Atlantic Reinsurance Corporation, and policy fees charged to policyholders. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income from those investments.
The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 1—Note 5 (Insurance Operations).” Dividends from the Insurance Entities can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by the Insurance Entities to Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida), without prior approval (an “ordinary dividend”) is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the nine months ended September 30, 2024 and the year ended December 31, 2023, the Insurance Entities did not pay dividends to PSI. As of September 30, 2024 and December 31, 2023, the Insurance Entities did not have the capacity to pay ordinary dividends.
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
Our insurance operations provide liquidity as premiums are generally received months or even years before potential losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale. The average credit rating on our available-for-sale securities was A+ as of September 30, 2024 and December 31, 2023. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of our available-for-sale securities was 3.5 years at September 30, 2024 compared to 3.7 years at December 31, 2023. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments.
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

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio as of the dates presented (dollars in thousands):

	As of
	September 30,	December 31,
	2024	2023
Stockholders’ equity	$400,245	$341,297
Total long-term debt	101,434	102,006
Total capital resources	$501,679	$443,303

Debt-to-total capital ratio	20.2%	23.0%
Debt-to-equity ratio	25.3%	29.9%
Capital resources, net increased by $58.4 million for the nine months ended September 30, 2024, reflecting a net increase in total stockholders’ equity, partially offset by a decline in long-term debt. The change in stockholders’ equity was the result of our net income in the nine months ended September 30, 2024 offset by treasury share purchases and dividends to shareholders. See the consolidated statement of stockholders’ equity and “Item 1—Note 8 (Stockholders’ Equity)” for an explanation of changes in treasury stock. The reduction during 2024 in long-term debt was primarily the result of principal payments on long-term debt of $1.1 million offset by amortization of debt issuance costs of $0.5 million on our 5.625% Senior Unsecured Notes due 2026. See “— ”Liquidity and Capital Resources” for more information.
Additional paid-in-capital increased by $5.9 million primarily from increases in share-based compensation for the nine months ended September 30, 2024.
The debt-to-total capital ratio is total long-term debt divided by total capital resources, whereas the debt-to-equity ratio is total long-term debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.
Non-GAAP
Adjusted common stockholders’ equity, representing GAAP common stockholders' equity, excluding accumulated other comprehensive income (loss), was $445.7 million as of September 30, 2024 and $415.4 million as of December 31, 2023.
Adjusted book value per common share, representing adjusted common stockholders’ equity divided by outstanding common shares at the end of the reporting period, was $15.76 as of September 30, 2024 and $14.34 as of December 31, 2023.
Adjusted return on common equity representing actual or annualized adjusted net income (loss) attributable to common stockholders divided by average adjusted common stockholders' equity, with the denominator excluding current period income statement after-tax net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, was 14.1% as of September 30, 2024 and 14.7% as of December 31, 2023.
Revolving Loan
As discussed in “Item 1—Note 7 (Long-term Debt),” the Company entered into a committed and unsecured $50.0 million revolving credit line with JP Morgan Chase Bank N.A. This agreement succeeded the previous $40.0 million revolving credit line with J.P. Morgan Chase, N.A. As of September 30, 2024, the Company has not borrowed any amount under this revolving loan. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings mature on May 30, 2025, 364 days after the inception date and carries an interest rate of prime rate plus a margin of 2% on borrowings. The credit line is subject to annual renewals. The credit line contains customary financial and other covenants, with which the Company is in compliance.
Long-term Debt
In November 2021, we issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”) to certain institutional accredited investors and qualified institutional buyers. The Notes mature on November 30, 2026, at which time the entire $100.0 million of principal is due and payable. At any time on or after November 30, 2023, the Company may redeem all or part of the Notes. See “Item 1—Note 7 (Long-term debt)” for additional details. As of September 30, 2024, we were in compliance with all applicable covenants.
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

In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term, with quarterly payments of interest based on the 10-year Constant Maturity Treasury Index. As of September 30, 2024, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates. See “Item 1—Note 7 (Long-term debt)” for additional details. At September 30, 2024, UPCIC was in compliance with the terms of the surplus note and with each of the loan’s covenants as implemented by rules promulgated by the SBA. Total adjusted capital and surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.
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
Common Stock Repurchases
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock, and general market conditions. We will fund the share repurchase program with cash from operations. During 2024, there were two authorized repurchase plans in effect:
•On June 12, 2023, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through June 10, 2025 (“The June 2025 Share Repurchase Program”) pursuant to which we repurchased 1,320,675 shares of our common stock at an aggregate cost of approximately $20.0 million. As of September 30, 2024, we have repurchased all authorized common stock under the June 2025 Share Repurchase Program.
•On March 11, 2024, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through March 11, 2026 (“The March 2026 Share Repurchase Program”) pursuant to which we repurchased 501,106 shares of our common stock at an aggregate cost of approximately $9.7 million. As of September 30, 2024, we have the ability to purchase up to approximately $10.3 million of our common stock under the March 2026 Share Repurchase Program.
In total, during the three months ended September 30, 2024, we repurchased an aggregate of 226,498 shares of our common stock in the open market at an aggregate purchase price of $4.4 million. See “Part II—Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended September 30, 2024.
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
Cash Dividends
The following table summarizes the dividends declared and paid by the Company during the nine months ended September 30, 2024:

2024	Dividend Declared Date	Shareholders Record Date	Dividend Payable Date	Cash Dividend Per Common Share Amount
First Quarter	February 8, 2024	March 8, 2024	March 15, 2024	$0.16
Second Quarter	April 10, 2024	May 10, 2024	May 17, 2024	$0.16
Third Quarter	July 11, 2024	August 2, 2024	August 9, 2024	$0.16

MATERIAL CASH REQUIREMENTS
The following table represents our material cash requirements for which cash flows are fixed or determinable as of September 30, 2024 (in thousands):

	Total	Next 12 Months	Beyond 12 Months
Reinsurance payable and multi-year commitments (1)	$674,888	$457,200	$217,688
Unpaid losses and LAE, direct (2)	460,437	259,076	201,361
Long-term debt (3)	117,146	7,198	109,948
Total material cash requirements	$1,252,471	$723,474	$528,997
(1)The amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—Note 12 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through September 30, 2024. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from our reinsurance program. See “Item 1—Note 4 (Reinsurance)” and “—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses).”
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
The following table presents the reconciliation of GAAP revenue to core revenue, which is a non-GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP revenue	$387,554	$360,048	$1,135,727	1,016,126
less: Net realized gains (losses) on investments	(1,146)	(431)	(1,534)	(337)
less: Net change in unrealized gains (losses) on investments	7,299	(1,285)	11,760	1,403
Core Revenue	$381,401	$361,764	$1,125,501	$1,015,060

The following table presents the reconciliation of GAAP operating income (loss) to adjusted operating income (loss), which is a non-GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP income (loss) before income tax expense (benefit)	$(18,123)	$(7,877)	$77,266	$62,453
add: Interest and amortization of debt issuance costs	1,619	1,631	4,864	4,896
GAAP operating income (loss)	(16,504)	(6,246)	82,130	67,349
less: Net realized gains (losses) on investments	(1,146)	(431)	(1,534)	(337)
less: Net changes in unrealized gains (losses) on investments	7,299	(1,285)	11,760	1,403
Adjusted operating income (loss)	$(22,657)	$(4,530)	$71,904	$66,283

The following table presents the reconciliation of GAAP operating income (loss) margin to adjusted operating income (loss) margin, which is a non-GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP operating income (loss)	$(16,504)	$(6,246)	$82,130	$67,349
GAAP revenue	387,554	360,048	1,135,727	1,016,126
GAAP operating income (loss) margin	(4.3)%	(1.7)%	7.2%	6.6%
Adjusted operating income (loss)	(22,657)	(4,530)	71,904	66,283
Core revenue	381,401	361,764	1,125,501	1,015,060
Adjusted operating income (loss) margin	(5.9)%	(1.3)%	6.4%	6.5%

The following table presents the reconciliation of GAAP net income (loss) available to common stockholders to adjusted net income (loss) available to common stockholders, which is a non-GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP net income (loss)	$(16,163)	$(5,915)	$52,910	$46,824
less: Preferred dividends	3	3	8	8
GAAP net income (loss) available to common stockholders	(16,166)	(5,918)	52,902	46,816
less: Net realized gains (losses) on investments	(1,146)	(431)	(1,534)	(337)
less: Net changes in unrealized gains (losses) on investments	7,299	(1,285)	11,760	1,403
add: Income tax effect on above adjustments	1,514	(422)	2,516	262
Adjusted net income (loss) available to common stockholders	$(20,805)	$(4,624)	$45,192	$46,012

Weighted average common shares outstanding - Diluted	28,355	29,617	29,317	30,378
Diluted earnings (loss) per common share	$(0.57)	$(0.20)	$1.80	$1.54
Diluted adjusted earnings (loss) per common share	$(0.73)	$(0.16)	$1.54	$1.51

The following table presents the reconciliation of GAAP stockholders’ equity to adjusted stockholders’ equity and book value per common share to adjusted book value per common share, which is a non-GAAP measure (in thousands):

	As of
	September 30,	September 30,	December 31,
	2024	2023	2023
Stockholders' equity	$400,245	$301,502	$341,297
less: Preferred equity	100	100	100
Common stockholders' equity	400,145	301,402	341,197
less: Accumulated other comprehensive income (loss)	(45,593)	(107,115)	(74,172)
Adjusted common stockholders' equity	$445,738	$408,517	$415,369

Common shares outstanding	28,286	29,186	28,966
Book value per common share	$14.15	$10.33	$11.78
Adjusted book value per common share	$15.76	$14.00	$14.34

The following table presents the reconciliation of GAAP ROCE to adjusted ROCE, which is a non-GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2024	2023	2024	2023	2023
Actual or annualized net income (loss) available to common stockholders	$(64,664)	$(23,672)	$70,536	$62,421	$66,813
Average common stockholders' equity	396,641	317,987	370,671	294,599	314,497
ROCE	(16.3)%	(7.4)%	19.0%	21.2%	21.2%
Actual or annualized adjusted net income (loss) available to common stockholders	$(83,220)	$(18,496)	$60,256	$61,349	$58,657
Actual or adjusted average common stockholders' equity (1)	454,977	420,120	426,699	399,646	399,396
Adjusted ROCE	(18.3)%	(4.4)%	14.1%	15.4%	14.7%

(1)	Adjusted average common stockholders’ equity excludes current period after-tax net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of September 30, 2024 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
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
The following tables provide information about our fixed income Financial Instruments as of September 30, 2024 compared to December 31, 2023, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	September 30, 2024
	2024	2025	2026	2027	2028	Thereafter	Other	Total
Amortized cost	$130,132	$206,565	$253,704	$158,222	$115,048	$470,128	$3,598	$1,337,397
Fair market value	$128,433	$202,062	$247,161	$155,323	$110,041	$430,208	$3,504	$1,276,732
Coupon rate	3.07%	3.10%	2.93%	3.69%	3.68%	3.38%	4.62%	3.28%
Book yield	2.78%	2.73%	2.91%	3.61%	3.23%	3.03%	0.98%	3.00%
* Years to effective maturity - 4.3 years

	December 31, 2023
	2024	2025	2026	2027	2028	Thereafter	Other	Total
Amortized cost	$92,428	$160,575	$185,761	$166,111	$103,731	$450,811	$3,502	$1,162,919
Fair market value	$91,247	$153,712	$173,781	$153,506	$97,304	$391,765	$3,015	$1,064,330
Coupon rate	2.77%	2.96%	2.73%	2.71%	3.41%	3.02%	4.22%	2.94%
Book yield	2.34%	2.16%	2.01%	2.11%	2.94%	2.49%	1.38%	2.34%
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

The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	September 30, 2024		December 31, 2023
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$15,282	19.2%	$15,438	19.2%
Mutual funds and other	64,188	80.8%	65,057	80.8%
Total equity securities	$79,470	100.0%	$80,495	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at September 30, 2024 and December 31, 2023 would have resulted in a decrease of $15.9 million and $16.1 million, respectively, in the fair value of those securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of September 30, 2024, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
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
Many of these legal proceedings involve disputes as to coverage or the scope and amount of damage arising from direct claims or recoveries from assigned claims under contracts or policies that the Company underwrites. The Company establishes reserves for its anticipated claims obligations net of expected reinsurance. From time to time, the Company is also involved in various other legal proceedings unrelated to claims disputes. The Company contests liability and/or the amount of damages as it considers appropriate according to the facts and circumstances of each matter.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases of our common stock during the three months ended September 30, 2024:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
7/1/2024 - 7/31/2024	29,100	$19.35	29,100	—
8/1/2024 - 8/31/2024	167,150	$18.93	167,150	—
9/1/2024 - 9/30/2024	30,248	$21.73	30,248	463,036
Total	226,498	$19.36	226,498	463,036
(1)The average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated based on a closing price at September 30, 2024 of $22.16 per share.
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
On March 11, 2024, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through March 11, 2026 (“The March 2026 Share Repurchase Program”) pursuant to which we have repurchased 501,106 shares of our common stock at an aggregate cost of approximately $9.7 million from program inception through September 30, 2024. As of September 30, 2024, we have the ability to purchase up to approximately $10.3 million of our common stock under the March 2026 Share Repurchase Program.

Item 5. Other Information
During the three months ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10‑K filed on February 24, 2017 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Universal Insurance Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 19, 2017 and incorporated herein by reference)

10.1	Form of Universal Insurance Holdings, Inc. Performance Shares Agreement under the 2021 Omnibus Incentive Plan for grants in 2024. †

10.2	Form of Universal Insurance Holdings, Inc. Restricted Shares Agreement under the 2021 Omnibus Incentive Plan for grants in 2024. †

15.1	Accountants’ Acknowledgment

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101)

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: October 30, 2024	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer

Date: October 30, 2024	/s/ Gary Lloyd Ropiecki
Gary Lloyd Ropiecki, Principal Accounting Officer