Form 10-K
period 2024-12-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2025-02-28
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2024, the last trading day of the registrant’s most recently completed second fiscal quarter: $474,817,454
Indicate the number of shares outstanding of Common Stock of Universal Insurance Holdings, Inc. as of February 24, 2025: 28,095,824.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
Business Strategy
UVE’s strategic focus is on creating a best-in-class experience for our customers and delivering strong shareholder returns across underwriting cycles. While weather-related volatility is an inherent part of property insurance, particularly in coastal markets such as Florida, our strategy includes generating non-risk bearing income that enhances returns in profitable underwriting periods, while serving as a buffer and potentially still allowing for consolidated profitability in challenging underwriting periods. We have more than 20 years of experience providing protection solutions. We continue to focus on disciplined underwriting in opportune markets and maintaining a resilient balance sheet that is enhanced by our reinsurance program. We have made substantial efforts in recent years to innovate across all of our service businesses, including continued development of our digital agency Clovered.com, where we have more than 50 carrier partners, and utilization of digital applications where applicable to adjust claims. We continue to evaluate ways in which we can improve the customer experience across all touchpoints of the insurance value chain.
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
Our Insurance Entities, UPCIC and APPCIC, are both currently rated “A” (“Exceptional”) by Demotech, Inc. (“Demotech”) and “A-” by Kroll Bond Rating Agency (“Kroll”), which are rating agencies specializing in evaluating insurer financial strength and stability. Our combined statutory capital surplus was approximately $413.5 million at December 31, 2024.

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
The Insurance Entities rely heavily on reinsurance to limit potential exposure to catastrophic events. In most years, reinsurance coverage is one of the most significant costs we incur. In conjunction with ERA, our licensed reinsurance intermediary, Blue Atlantic Reinsurance Corporation (“BARC”), partners with a third-party reinsurance broker to place and manage our reinsurance programs for the Insurance Entities. BARC receives commission revenue, net of third-party co-broker fees, from third-party reinsurers in connection with these services, which can serve to mitigate reinsurance costs.
Due to our exposure to Florida’s residential property insurance market, we face risks associated with the adverse conditions that have affected the magnitude of both catastrophe and non-catastrophe losses and loss adjustment expenses in Florida in recent years. Although the Florida legislature passed law changes to address market abuses, including substantial reforms in December 2022, the benefits of these law changes may not be fully realized for several years. We have sought, and continue to seek, to mitigate these risks through our exposure management initiatives, efforts to attain rate adequacy, implementing product updates, and tailoring our claims and legal processes to market conditions.
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
Our in-house claims litigation team continues to focus on more effectively and efficiently protecting our rights in litigation, including through subrogation. Subrogation is the act of seeking reimbursement from a third party that caused a covered event to an insured for the amount we paid on the insured’s behalf. Reflecting our efforts to improve and enhance our claims operations and to address emerging claims and litigation trends, approximately 66% of our employees work in our claims management operations. Of these employees, i comprise our in-house claims litigation team.
Distribution
We market and sell our products primarily through our network of approximately 9,600 licensed independent agents (4,000 in Florida). Our strong relationships with our independent agents and their relationships with their customers are critical to our ability to identify, attract, and retain profitable business. We actively participate in the recruitment and training of our independent agents and provide each agency with training sessions on topics such as underwriting guidelines and submitting claims. We also engage a third-party market representative to assist in ongoing training and recruitment initiatives in all of the states in which we write business.

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
Investments
Funds in excess of operating needs for the Insurance Entities and UVE are invested in accordance with our investment policy guidelines. The Investment Committee of our Board of Directors (the “Board of Directors” or the “Board”) oversees the investment portfolio and reports overall investment results to our Board, at least on a quarterly basis. The investment activities of the Insurance Entities are subject to regulation and supervision by the Florida Office of Insurance Regulation (“FLOIR”). See below under “—Government Regulation.” The Insurance Entities may only make investments that are consistent with regulatory guidelines, and our more restrictive investment policy guidelines for the Insurance Entities, including but not limited to, credit quality and concentration thresholds by issuer, by security type, and in aggregate, an average duration cap, and quarterly realized loss budget requirements. The primary objectives of our investment portfolio are the preservation of capital and providing adequate liquidity for claims payments and other cash needs. The portfolio’s secondary investment objective is to generate a stable risk-commensurate return with an emphasis on investment income while at the same time maintaining the high-quality standards of the portfolio. Our investment guidelines for fixed-income investments limit duration to 5 years or less and require a portfolio average credit rating of A- or better. UVE is not subject to the statutory investment guidelines governing insurance companies. Therefore, the investments made by UVE may differ from those made by the Insurance Entities.
See “Part II—Item 8—Note 3 (Investments)” for more information about our investments.
Markets and Competition
Markets
We sell insurance products in the following 19 states: Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Virginia and Wisconsin. We have an additional license to write in Tennessee and completed our non-renewal of policies in Hawaii as part of our strategy to exit the Hawaii market by 2024. During 2024, 77.2% of our overall direct premiums written were in Florida. The Florida market as a whole tends to consistently be a top-three personal residential homeowners insurance market in the United States based on direct premiums written, due in large part to higher average pricing levels that are necessary to address the hurricane risk exposure in the state (from June 1 through November 30), the litigation environment, and other market conditions.
Hurricanes or other catastrophic events can significantly impact earnings for insurance carriers in Florida and other coastal states, depending on the strength of their reinsurance programs and partners and the level of net retention to which the carriers subscribe. For example, volatility and market dislocation were evident in Florida following Hurricane Andrew in 1992, the 2004 and 2005 hurricane seasons (during which eight hurricanes made landfall in coastal states), as well as following 2017 (Hurricane Irma), 2018 (Hurricanes Michael and Florence), 2022 (Hurricane Ian), 2023 (Hurricane Idalia) and 2024 (Hurricanes Helene and Milton). Earnings of insurance carriers can also be affected by years similar to 2020 where there was a heightened frequency of events (e.g., Hurricanes Sally, Isaias, Zeta and Eta). Given the potential for significant personal property damage, the availability of homeowners insurance and claims servicing are vitally important to coastal states’ residents. In hard market cycles, the availability of homeowners insurance can be negatively affected by insurers’ available capacity to absorb risks, their rate levels in relation to anticipated losses, loss adjustment expenses and reinsurance costs, and uncertainties regarding the future effectiveness of reforms designed to combat abuses. The benefits of UVE’s reinsurance strategy in 2024 and the specific programs are further discussed below and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition
The market for homeowners insurance typically is highly competitive. In many of the states in which we write business, we compete with small or regional insurers that might have greater familiarity with the local markets than we do. We also compete with large national insurers, many of which have substantial brand awareness, experience, and capital resources. Within the Florida marketplace, dislocating weather events of recent years and other market conditions, such as a proliferation of first-party litigation, have impacted competition from other admitted market insurers, but competition has started to show signs of normalization.
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
Several states, including Florida, have insurance mechanisms that provide insurance to consumers who are not otherwise able to obtain coverage in the private insurance market. The largest such insurance mechanism is Florida’s Citizens Property Insurance Corporation (“Citizens”). The degree to which these state-authorized insurance mechanisms compete with private insurers such as the Insurance Entities varies over time depending on market and public policy considerations beyond our control. Citizens’ rate changes are limited by law, and accordingly, in times of rising insurance rates such as in recent years, its premiums can significantly lag those of the authorized market. This in turn causes Citizens to increasingly become the low-cost option for many policyholders; in essence, Citizens has a statutorily-created, and ultimately consumer-subsidized, pricing advantage over authorized insurers operating in the state, including the Insurance Entities. This is evidenced by Citizens’ policy count, which began to grow rapidly in late 2019 and remains elevated in the current market even as some other insurers have showed interest in offering coverage to Citizens’ policyholder with attractively-priced policies.
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
The current trends in the industry in regard to ease-of-use suggest an increased focus on utilizing technology in the distribution channel, enabling technology and machine learning in the underwriting domain, as well as utilizing actionable intelligence in claims management services. We strive to improve the customer experience across all consumer touch points. We are committed to delivering solutions that enable the consumer to prepare, protect, and recover from losses as well as to learn about insurance. We believe effective integration and knowledge transfer to the consumer will result in improved customer satisfaction and encourage consumer retention. In addition, UVE’s strong operating teams and streamlined in-house value-added services strive to provide value to consumers through operating efficiencies across the business. Our monthly weighted average renewal retention rate for the year ended December 31, 2024 was 92.0%.

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
Developing and implementing our reinsurance strategy to adequately protect our balance sheet and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key strategic priority for UVE. For 2024, the Insurance Entities utilized excess of loss reinsurance in various forms. The benefits of the reinsurance strategy in 2024 and the specific programs are further discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
In order to limit our potential exposure to catastrophic events, the Insurance Entities purchase significant reinsurance from a variety of third-party reinsurers, including traditional reinsurers, alternative capital providers (e.g., via catastrophe bonds), and government entities such as the Florida Hurricane Catastrophe Fund (the “FHCF”). The FLOIR requires the Insurance Entities, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ respective 2024-2025 reinsurance programs meet the FLOIR’s requirements, which are based on, among other things, successfully demonstrating cohesive and comprehensive reinsurance programs that satisfy a series of stress test catastrophe loss scenarios based on past historical events. Similarly, the Insurance Entities’ respective 2024-2025 reinsurance programs meet the stress test and review requirements of Demotech’s Financial Stability Rating® of “A” (Exceptional) and Kroll’s insurer financial strength rating of “A-”.
FHCF is a statutorily-created entity in Florida that provides a layer of reimbursement (reinsurance) protection at a price that is typically lower than what would otherwise be available in the third-party reinsurance market. The purpose of the FHCF is to protect and advance the state’s interest in maintaining residential property insurance capacity in Florida by providing reimbursements to insurers for a portion of their Florida hurricane losses. Most property and casualty insurers operating in Florida, including the Insurance Entities, are subject to assessment if the FHCF lacks sufficient claims-paying resources to meet its reimbursement obligations to insurers. When applicable, FHCF assessments are added to policyholders’ premiums and are collected and remitted by the insurers, including the Insurance Entities. All homeowners insurance companies that write business in Florida, including the Insurance Entities, are required to obtain a specified minimum level of reimbursement protection through the FHCF. In addition, the Florida legislature from time to time has adopted programs of limited duration and amount by which insurance companies are able to optionally purchase additional coverage administered by the FHCF. The Insurance Entities currently purchase reimbursement protection at the maximum level of mandatory coverage offered by the FHCF. Currently, the FHCF provides $17 billion of aggregate capacity annually to its participating insurers, which may be adjusted by statute from time to time and which is allocated among participating insurers according to factors such as the participating insurers’ relative hurricane exposures and their respective coverage elections. In 2022, the Florida legislature authorized additional reinsurance support through a no-cost program called Reinsurance to Assist Policyholders (“RAP”), in which the Insurance Entities were required to participate in either 2022 or 2023. The Insurance Entities deferred their participation until the contract year beginning June 1, 2023. The RAP program expired on May 31, 2024.
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
Florida holding company laws also require certain insurers to submit an Own Risk and Solvency Assessment, or ORSA, summary report to the FLOIR each year, summarizing the insurer’s evaluation of the adequacy of its risk management framework. The Company filed its most recent ORSA summary report in May 2024.
Capital Requirements
State insurance authorities monitor insurance companies’ solvency and capital requirements using various statutory requirements and industry ratios. Initially, states require minimum capital levels based on the lines of business written by a company and set requirements regarding the ongoing amount and composition of capital. Certain state regulators also require state deposits in their respective states. See “Part II—Item 8—Note 5 (Insurance Operations)” for more information about state deposits. As a company grows, additional capital measures and standards may be implemented by a regulator. Regulatory authorities use a risk-based capital (“RBC”) model published by the National Association of Insurance Commissioners (“NAIC”) to monitor and regulate the capital adequacy and solvency of licensed property and casualty insurance companies. These guidelines measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing, (ii) declines in asset values arising from credit risk and (iii) other business risks. Most states, including Florida, have enacted the NAIC guidelines as statutory requirements, and insurers having less surplus than required by applicable statutes and ratios are subject to varying degrees of regulatory action depending on the level of capital inadequacy. As of December 31, 2024, the Insurance Entities’ RBC ratios exceed applicable statutory requirements.
Restrictions on Dividends and Distributions
As a holding company with no significant business operations of its own, we rely on dividend payments from our subsidiaries as our principal source of cash to pay shareholder dividends, purchase our common shares, support subsidiary operations and development, and meet our short- and long-term obligations. Dividends paid by our subsidiaries other than the Insurance Entities are not subject to the statutory restrictions set forth in the Florida Insurance Code. Dividends paid by UVE to our shareholders in 2024 were paid from the earnings of UVE and our subsidiaries other than the Insurance Entities.
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
Human Capital Resources
The Company is a vertically integrated insurance holding company with its employees performing substantially all insurance and support related services for our Insurance Entities, including policy underwriting, marketing, online distribution, risk management and claims management. As of December 31, 2024, we had 1,068 full-time employees, of whom 80% are based in Florida. Approximately 66% of our employees work in our claims management operations. Our in-house claims litigation team represents 41% of our full-time employees. In the event we experience an unusually high volume of claims due to a hurricane or severe weather event, in addition to cross-trained staff, the Company utilizes outsourced third-party adjusters and outsourced call center support to maintain regulatory and internal service standards.
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

PART I

ITEM 1A.	RISK FACTORS
We are subject to a variety of material risks, which are described below. Our business, results of operations, liquidity, and financial condition could be adversely affected by any of these risks or additional risks.
RISKS RELATING TO OUR BUSINESS AND OPERATIONS
As a property and casualty insurer, we may face significant losses, and our financial results may vary from period to period, due to exposure to catastrophic events and severe weather conditions, the frequency and severity of which are affected by climate change.
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
Longer-term weather trends are changing, and new types of catastrophe losses are developing due to climate change, a phenomenon that has been associated with greenhouse gases and extreme weather events linked to rising temperatures, including effects on global weather patterns, sea, land and air temperature, sea levels, rain, and snow. To the extent the frequency or severity of weather events is exacerbated due to climate change, we may experience increases in catastrophe losses in both coastal and non-coastal areas. This may cause an increase in claims-related and/or reinsurance costs or may negatively affect our ability to provide homeowners insurance to our policyholders in the future. In addition, increased catastrophic events could result in increased credit exposure to the reinsurers with which we transact business. Our actual losses from catastrophic events might exceed levels protected against by the Insurance Entities’ respective reinsurance programs or might be larger than anticipated if one or more of our reinsurers fail to meet their obligations. In general, climate change may affect the occurrence of certain natural events, such as increasing the frequency or severity of wind, tornado, hailstorm, and thunderstorm events due to increased convection in the atmosphere. There could also be more frequent wildfires in certain geographies, more flooding, and the potential for increased severity of hurricanes due to higher sea surface temperatures. As a result, incurred losses from such events and the demand, price and availability of reinsurance coverages for homeowners insurance may be affected.
The loss estimates developed by the models we use are dependent upon assumptions or scenarios incorporated by a third-party developer and by us. When these assumptions or scenarios do not reflect the characteristics of catastrophic events that affect areas covered by our policies or the resulting economic conditions, then we become exposed to losses not covered by our reinsurance program, which could adversely affect our financial condition, profitability, and results of operations. Further, although we use widely recognized and commercially available models to estimate our exposure to loss and LAE from hurricanes and certain other catastrophes, other models exist that might produce a wider or more narrow range of loss estimates, or loss estimates from perils considered less significant to our insured risks, such as wildfires. See “—We rely on models as a tool to evaluate risk, and those models are inherently uncertain and may not accurately predict existing or future losses.” Despite our catastrophe management programs, we retain material exposure to catastrophic events. Additionally, the models themselves produce a range of results and associated probabilities of occurrence from which we can assess risks of exposure to catastrophic loss. Extreme catastrophe scenarios exist within the modeling results that may also have a material adverse effect on our results of operations during any reporting period due to increases in our losses and LAE. Our liquidity could also be constrained by a catastrophe, or multiple catastrophes, which could have a negative impact on our business. Catastrophes have eroded and in the future may erode our statutory surplus or ability to obtain adequate reinsurance which could negatively affect our ability to write new or renewal business. Catastrophic claim severity is impacted by the effects of continued, high levels of inflation and increases in insured value and factors such as the overall claims, legal and litigation environments in affected areas, in addition to the geographic concentration of insured property.
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
We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and LAE for reported and unreported claims as of the end of each accounting period. The reserve for losses and LAE is reported net of receivables for subrogation. Recorded claim reserves in the property and casualty business and amounts recoverable through subrogation are based on our best estimates of what the ultimate settlement and administration of claims will cost, both reported and incurred but not reported (“IBNR”). These estimates, which generally involve actuarial projections, are based on management’s assessment of known facts and circumstances, including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims and contractual terms. External factors are also considered, which include but are not limited to changes in the law, court decisions, changes to regulatory requirements, economic conditions including inflation as experienced in recent years, and consumer behavior. Many of these factors are not quantifiable and are subject to change over time. The current Florida homeowners’ insurance market is adversely impacted by changes in claimant behaviors resulting in losses and LAE exceeding historical trends, amounts experienced in other states, and amounts we previously estimated. The increases in losses and LAE are attributable to the active solicitation of claims activity by policyholder representatives, high levels of represented claims compared to historical patterns or patterns seen in other states, and a proliferation of inflated claims filed by policyholder representatives and vendors. These trends are facilitated by Florida’s legal climate, including the threat of one-way attorneys’ fees against insurers pursuant to a statute that existed prior to December 16, 2022, and the relatively high cost of defending against inflated claims in relation to amounts in dispute. Some of the law changes apply only to policies with effective dates after December 16, 2022, resulting in an extended period during which our losses and LAE will continue to be influenced by pre-reform laws and market conditions.
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
Subrogation is a significant component of our total net reserves for losses and LAE and our estimates of potential subrogation recoveries are revised as part of the actuarial review which includes changes to trends impacting the actuarial and reserve setting process. Since 2016, we have significantly increased our efforts to pursue subrogation against third parties responsible for property damage losses to our insureds. More recently, changes in Florida’s claims environment and legal climate have reduced the effectiveness of our efforts to properly apportion losses through subrogation. Responsible parties are increasingly using delays and defensive tactics to avoid subrogation and increase its costs, which in turn decreases its effectiveness. Our ability to recover recorded amounts remains subject to significant uncertainty, including risks inherent in litigation, collectability of the recorded amounts and potential law changes or judicial decisions that can hinder or reduce the effectiveness of subrogation.
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
•our ability to stay competitive as evolving technologies emerge such as artificial intelligence (“AI”) and machine learning to make pricing, underwriting, or other decisions;
•inflationary pressures on labor and materials, including supply chain disruptions;
•the effect of climate change on frequency and severity of insured events from severe weather;
•uncertainties regarding the impact of law changes and their interpretations, including the near-term and long-term effects, if any, of the law changes on claims handling and resolution practices, repair and restoration costs, consumer behaviors, activities by public adjusters and policyholders’ attorneys, and judicial decisions; and
•adverse changes to statutes, rules, or judicial precedent that are not contemplated in existing rate levels and are not addressed or mitigated by current underwriting criteria or policy forms.
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
Changes in the severity or frequency of claims affect our profitability. Changes in homeowners’ claim severity can be and have been driven by inflation in the construction industry, in building materials, and in home furnishings, as well as by other economic and environmental factors, including increased demand for services and supplies in areas affected by catastrophes, supply chain disruptions, labor shortages, and prevailing attitudes towards insurers and the claims process, including the prevalence of litigated claims or claims involving representation as well as continuing efforts by policyholder representatives to seek larger settlements on pre-reform claims in recognition that the elimination of the statutory right to attorneys’ fees and other law changes will apply to future claims. However, changes in the level of the severity of claims are not limited to the effects of inflation and demand surge in these various sectors of the economy or to Florida’s disproportionately high incidence of represented claims. Increases in claim severity can also arise from unexpected events that are inherently difficult to predict. In addition, significant long-term increases in claim frequency also have an adverse effect on our operating results and financial condition. Further, the level of claim frequency we experience varies from period to period, and from region to region. Claim frequency can be influenced by natural conditions such as the number and types of severe weather events affecting areas where we write policies as well as by factors such as the prevalence of solicited and represented claims, including efforts by policyholder representatives to encourage claims activity related to policy periods predating law changes. Although we pursue various loss management initiatives in order to mitigate future increases in claim severity and frequency, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity and frequency.

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
We currently market our policies to a broad range of prospective policyholders through approximately 4,000 independent insurance agents in Florida as well as approximately 5,600 independent insurance agents outside of Florida. As a result, our business depends on the marketing efforts of these independent agents and on our ability to offer products and services that meet their and their customers’ requirements. These independent insurance agents maintain the primary customer relationship. Independent agents typically represent other insurance companies in addition to representing us, and such agents are not obligated to sell or promote our products. Other insurance companies may pay higher commissions than we do, provide services to the agents that we do not provide, or may be more attractive to the agents than we are. In Florida the statutorily-created residual market currently offers policies at premium levels that in many areas and for most coverage types are lower than premiums the Insurance Entities charge, which are subject to regulatory review, governed by actuarial standards, and cannot be inadequate, excessive, or unfairly discriminatory. We cannot provide assurance that we will retain our current relationships, or be able to establish new relationships, with independent agents. The loss of these marketing relationships could adversely affect our ability to attract new agents, retain our agency network, or write new or renewal insurance policies, which could materially adversely affect our business, financial condition, and results of operations.
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
Our reinsurance program is designed to mitigate our exposure to catastrophes. Market conditions and public policy decisions beyond our control determine the availability and cost of the reinsurance we purchase, the ability of the FHCF to reimburse insurers at levels contemplated by their reimbursement contracts, and the expiration of time-limited governmental programs such as RAP, which expired on May 31, 2024. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same or similar terms and rates as are currently available. In addition, our ability to afford reinsurance to reduce our catastrophe risk may be dependent upon our ability to adequately and timely adjust premium rates for our costs, and there are no assurances that the terms and rates for our current reinsurance program will continue to be available next year or that we will be able to adjust our premiums. The Insurance Entities are responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by our reinsurance program and the FHCF, and for losses that otherwise are not covered by the reinsurance program. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices and terms that we consider acceptable, we would have to either accept an increase in our exposure risk, reduce our insurance writings, seek rate adjustments at levels that might not be approved or might adversely affect policy retention, or develop or seek other alternatives, which could have an adverse effect on our profitability and results of operations.
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
From time to time, we are subject to civil or administrative actions and litigation. This is especially the case in Florida, where insurance companies, including the Insurance Entities, have experienced high rates of first-party litigation due largely to the state’s prior one-way attorneys’ fee statute and resulting institutionalization of a litigation-oriented climate and to the ability of vendors to take assignments of policyholders’ post-loss claims benefits. Although we strive to pay meritorious claims in a fair and prompt manner, civil litigation can result when we do not pay insurance claims in the amounts or at the times demanded by policyholders or their representatives or assignees. We also are subject to litigation or administrative actions arising from the conduct of our business and the regulatory authority of state insurance departments or other agencies having oversight or enforcement authority over the various aspects of our business. Further, we are subject to other types of litigation inherent in operating our businesses, employing personnel, contracting with vendors and otherwise carrying out our affairs. As industry practices and legal, judicial, social, and other environmental conditions change, unexpected and unintended issues related to claims and coverage have arisen and may in the future arise, including judicial expansion of policy coverage and the impact of new theories of liability, plaintiffs targeting property and casualty insurers in purported class-action litigation or other forms of litigation relating to claims-handling, and other practices, and adverse changes in loss cost trends, including inflationary pressures in home repair costs or other legal or regulatory conditions incentivizing increases in disputed or litigated claims. Multiparty or class action claims and similar types of actions, especially when incentivized by potential recoveries by representative plaintiffs and their attorneys, present additional exposure to substantial economic, non-economic, or punitive damage awards. This exposure, and the costs of protracted litigation, can result in decisions to settle litigation notwithstanding our belief that meritorious defenses exist or that we ultimately would prevail at trial or on appeal. Litigation or regulatory matters have negatively affected and may in the future negatively affect us by resulting in the payment of substantial awards or settlements, increasing legal and compliance costs, requiring us to change certain aspects of our business operations, diverting management attention from other business issues, harming our reputation with agents, customers, reinsurers, creditors, regulators or others, or making it more difficult to retain current customers and to recruit and retain employees or agents.
Our future results are dependent in part on our ability to successfully operate in a highly competitive insurance industry.
The property and casualty insurance industry is highly competitive. We compete against large national carriers that have greater capital resources and longer operating histories, regional carriers, and managing general agencies, as well as newly formed and less-capitalized companies that might have more aggressive underwriting or pricing strategies. Many of these entities may also be affiliated with other entities that have greater financial and other resources than we have. When competitors attempt to increase market share by lowering rates, we can experience reductions in our underwriting margins, or a decline in sales of our insurance policies as customers purchase lower-priced products from our competitors. Competitors also might adopt more prompt or more effective solutions to adverse market conditions than we are able to implement, providing those competitors with a competitive advantage through lower losses and loss adjustment expenses, more competitive premium levels, or the ability to expand their businesses. Additionally, due to statutorily-imposed limits on rate increases, Florida’s residual property insurance market, Citizens, often charges lower premiums in hard insurance markets than what the Insurance Entities are able to charge in accordance with applicable regulatory filings, actuarial standards and prudent financial management. In hard markets such as the current Florida market, insurance agents and their customers therefore commonly choose Citizens over private market insurers like the Insurance Entities for their residential property insurance coverage. Additionally, some law changes intended to alleviate abuses in the property insurance market are interpreted as applying only prospectively to policies issued or renewed after the new laws’ effective dates, potentially creating competitive advantages for insurers that enter markets or expand writings after the laws’ effective dates as compared to insurers like the Insurance Entities, which continue to have certain policy and claims servicing obligations on previously issued policies.
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
Our computer systems are vulnerable to unauthorized access and hackers, computer viruses and other scenarios in which our data may be exposed or compromised. Cyberattacks can originate from a variety of sources, including third parties who are affiliated with foreign governments or employees acting negligently or in a manner adverse to our interests. Third parties may seek to gain access to our systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers, or other users of our systems. These threat actors have grown increasingly sophisticated, and have begun using tools like AI to facilitate cyberattacks, leaving us increasingly vulnerable to these kinds of attacks. Our systems also may inadvertently expose, through a computer programming error or otherwise, confidential information as well as that of our customers and third parties with whom we interact.
Our computer systems have been, and likely will continue to be, subject to cyber hacking activities, computer viruses, other malicious codes, or other computer-related penetrations. This is especially the case as the number of our employees working remotely has increased. We commit significant resources to administrative and technical controls to prevent cyber incidents and protect our information technology, but our preventative actions to reduce the risk of cyber threats may be insufficient to prevent physical and electronic break-ins and other cyberattacks or security breaches, including those due to human vulnerabilities. Any such event could damage our computers or systems; compromise our confidential information as well as that of our customers and third parties with whom we interact; significantly impede or interrupt business operations, including denial of service on our website; and could result in violations of applicable privacy and other laws, financial loss to us or to our policyholders, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and reputational harm, all of which could have a material adverse effect on us. We expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities, exposures, and information security events. Due to the complexity and interconnectedness of our systems, the process of enhancing our protective measures can itself create a risk of systems disruptions and security issues.
The increase in the use of cloud technologies and in consumer preference for online transactions can heighten these and other operational risks. Certain aspects of the security of such technologies are unpredictable or beyond our control, and this lack of transparency may inhibit our ability to discover a failure by cloud service providers to adequately safeguard their systems and prevent cyberattacks that could disrupt our operations and result in misappropriation, corruption or loss of confidential and other information. In addition, there is a risk that encryption and other protective measures, despite their sophistication, may be defeated, particularly to the extent that new computing technologies vastly increase the speed and computing power available. Further, the interconnectedness of our technology platforms and those of direct or indirect third-party providers could result in disruptions to our service due to malfunctions of or errors in third-parties’ software or systems that are beyond our control.
In addition, any significant data security breach of our independent agents or third-party vendors could harm our business and reputation.
We may not be able to effectively implement or adapt to changes in technology, particularly with respect to AI, which may result in interruptions to our business or even in a competitive disadvantage.
Developments in technology are affecting the insurance business. For example, insurance companies are beginning to use AI in a number of applications, including risk assessment, claims processing, customer service, fraud detection, and predictive analytics and modeling. We believe that the development and implementation of new technologies will require additional investment of our capital resources in the future, and it is possible that we may not be able to effectively implement or adapt to new technologies. We have not determined the amount of resources and the time that this development and implementation may require, which may result in short-term, unexpected interruptions to our business, as we endeavor to develop or implement new technologies. There is a risk that our competitors may utilize these technologies more effectively than us, which may result in a competitive disadvantage in price and/or efficiency. In addition, changes in technology typically outpace corresponding regulations, which may lead to periods of uncertainty in the permissible uses of certain technology and to differences or even inconsistencies in the regulatory approaches across jurisdictions. The absence of regulations or conflicts in regulations may further limit our ability to implement new technology in an effective and timely manner.

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
The laws and regulations affecting the insurance industry are complex and subject to change. Compliance with these laws and regulations may increase the costs of running our business and may even slow our ability to respond effectively and quickly to operational opportunities. Moreover, these laws and regulations are administered and enforced by a number of different governmental authorities, including state insurance regulators, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and achieve or improve the profitability of our business. We also have been affected by, and in the future may continue to be affected by, decisions or inaction by state legislatures that result in the continuation or worsening of adverse market conditions. Furthermore, in some cases, laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, and not shareholders of insurance companies. These laws and regulations, particularly, but not limited to, those at the federal level, may be impacted by the change in the U.S. Presidential administration in 2025. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business or effectively respond to changing market conditions, and may place constraints on our ability to meet our revenue and net profit goals.

The Insurance Entities are each domiciled in Florida and are highly regulated by state insurance authorities in Florida. The Insurance Entities are also regulated by state insurance authorities in the other states in which they conduct business. Such regulations, among other things, require that certain transactions between the Insurance Entities and their affiliates must be fair and reasonable and require prior notice and non-disapproval of such transactions by the applicable state insurance authority. State regulations also limit the amount of dividends and other payments that can be made by the Insurance Entities without prior regulatory approval and impose restrictions on the amount and type of investments the Insurance Entities may make. Other state regulations require insurance companies to file insurance rates and policy forms for review, restrict our ability to cancel or non-renew policies and determine the accounting standards we use in preparation of our consolidated financial statements. These regulations also affect many other aspects of the Insurance Entities’ businesses. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance efforts and other expenses of doing business. If the Insurance Entities fail to comply with applicable regulatory requirements, the regulatory agencies can revoke or suspend the Insurance Entities’ licenses, withhold required approvals, require corrective action, impose operating limitations, impose penalties and fines or pursue other remedies available under applicable laws and regulations.
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
State legislatures and insurance regulators regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, can be made for the benefit of the consumer, or for other reasons, at the direct or indirect expense of insurers, and thus could have an adverse effect on our financial condition and results of operations. In other instances, decisions by policymakers to not address adverse market conditions through effective changes to underlying statutes has caused, and in the future might continue to cause, an adverse effect on our financial conditions and results of operations. Changes to state laws and regulations can increase our costs of operations as we strive to interpret and implement them and can create civil and regulatory exposure if we fail to implement them correctly. In addition, many law changes apply only to policies issued or renewed after the laws’ effective dates, and in some cases the laws are subject to legal challenges that further limit or postpone their effectiveness or cause uncertainties in their implementation. Further, experience has shown that when laws or regulations are enacted to address certain perceived problems in the insurance market, the effectiveness of those laws or regulations can be limited or negated by shifts in behaviors by consumers, vendors and their representatives. Therefore, law changes that are intended or perceived to have a beneficial effect on our business might take longer than anticipated to produce those benefits, might be less effective than anticipated, or ultimately might not be beneficial at all. In addition, this can lead to perceptions among lawmakers, insureds and others that prior reforms have not had the intended effect and therefore should be rescinded or modified. These changes, in turn, create additional extended periods of uncertainty and could have adverse impacts on the availability and price of insurance for consumers as well as adverse impacts on the Insurance Entities’ underwriting results.
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
The Company understands the critical importance of developing, implementing, and maintaining robust cybersecurity measures to protect our information systems and ensure the confidentiality, integrity, and availability of our data that is created, collected, stored, and used to operate our business.
The Company assesses cybersecurity risks, along with other key risks through its comprehensive Enterprise Risk Management (“ERM”) framework. This framework mandates the compilation of a quarterly risk packet, which includes the results of KPIs for the designated risks and determinations as to where the results fell within the predefined tolerance threshold. All key risks are identified at the company level, which is governed by the Risk Committee of the Board and encompasses the broad spectrum of risks, including cybersecurity risks and threats, which are integral to the Company’s strategic objectives.

Cybersecurity risks and threats are managed by a dedicated team within the Information Technology (“IT”) Department, as well as a Security Operations Center (“SOC”) managed by a third-party provider, under the leadership of the Chief Information Officer (“CIO”). This team collaborates with various departments across the Company, including legal, compliance, and human resources, to ensure a comprehensive approach to cybersecurity.

The Risk Committee is tasked with developing and overseeing risk management processes and systems of internal controls. These are intended to ensure that management and the Company’s Board of Directors have identified, and evaluated key enterprise risks and implemented mitigating controls. This includes the groups Incident Management and Information Security Plan, which assesses, identifies, and manages cybersecurity risks. The Committee reports to and receives direction from the Board as part of its oversight function.

Risk Management and Strategy
The Company’s process for assessing, identifying, evaluating and managing cybersecurity risks as part of its broader ERM program includes:
•Risk Identification and Prioritization: The Company employs various methods to assess and identify cybersecurity risks, which methods may, from time to time, include tabletop exercises to test our preparedness and incident response process, business unit assessments, control gap analyses, threat modeling, impact analyses, internal audits, external audits, penetration tests, and engaging third parties to conduct analyses of our information security program. This process includes evaluating the likelihood and impact of potential cybersecurity incidents. The company engages third parties in connection with risk management processes.
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
Governance
Role of the Board and Management in Cybersecurity Risk Oversight
The Board’s Risk Committee provides oversight of cybersecurity and privacy risks, including overseeing management’s efforts to monitor and mitigate those risks and reviewing with management any significant privacy and cybersecurity incidents and the effectiveness of the Incident Management and Information Security Plan. The CIO and IT Management inform key management personnel on relevant cybersecurity issues, which can span a wide range of topics, including but not limited to recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, and the current threat environment.
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
Internal Audit
Periodic audits are performed by our Internal Audit team as part of the Company’s compliance with the Incident Management and Information Security Plan and the overall ERM framework.
Chief Risk Officer
The ERM structure is further bolstered by the support of a dedicated Chief Risk Officer, who provides specialized expertise and oversight in the broader domain of risk management.

ITEM 2.	PROPERTIES
We conduct our insurance operations primarily from three locations, which we own: our general corporate offices located at 1110 West Commercial Boulevard, Fort Lauderdale, Florida 33309; an office building located at 5341 Northwest 33rd Avenue, Fort Lauderdale, Florida 33309; and an office building located at 491 Montgomery Place, Altamonte Springs, FL 32714, which was acquired in November 2024.
The majority of our operations is conducted from these three facilities. We believe that our facilities and equipment are generally well maintained, in good operating condition and suitable and adequate for our present operations. The current facilities are expected to be adequate for our operations for the near future.
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
Our common stock, par value $0.01 per share, is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “UVE.” As of February 24, 2025, there were 57 shareholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
As of December 31, 2024 and 2023, there was one shareholder of our Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). We declared and paid aggregate dividends to this holder of record of the company’s Series A Preferred Stock of $10,000 for each of the years ended December 31, 2024 and 2023.
Stock Performance Graph
The following graph and table compare the cumulative total stockholder return of our common stock from December 31, 2019 through December 31, 2024 with the performance of: (i) Standard & Poor’s (“S&P”) 500 Index, (ii) Russell 2000 Index and (iii) S&P Insurance Select Industry Index. We are a constituent of the Russell 2000 Index and the S&P Insurance Select Industry Index. S&P Insurance Select Industry Index consists of all publicly traded insurance underwriters in the property and casualty sector in the United States.

	Period Ended
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Universal Insurance Holdings, Inc.	$56.51	$66.88	$44.50	$70.35	$96.21
S&P 500 Index	118.40	152.39	124.79	157.59	197.02
Russell 2000 Index	119.96	137.74	109.59	128.14	142.93
S&P Insurance Select Industry Index	97.21	119.69	124.27	139.85	178.32
We have generated these comparisons using data supplied by S&P Global Market Intelligence (Centennial, Colorado). The graph and table assume an investment of $100 in our common stock and in each of the three indices on December 31, 2019 with all dividends being reinvested on the ex-dividend date. The closing price of our common stock as of December 31, 2024 (the last trading day of the year) was $21.06 per share. The stock price performance in the graph and table are not intended to forecast the future performance of our common stock and may not be indicative of future price performance.

Dividend Policy
Future cash dividend payments are subject to business conditions, our financial position and requirements for working capital and other corporate purposes, as well as to compliance with the applicable provisions of the Delaware General Corporation Law and, of course, the business judgment of our Board of Directors. Subject to these qualifications, we expect to continue our regular practice of paying a comparable quarterly dividend to our stockholders. See “Part I—Business—Government Regulation—Restrictions on Dividends and Distributions” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Registrant Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (2)
10/1/2024 - 10/31/2024	40,000	$20.27	40,000	—
11/1/2024 - 11/30/2024	90,000	$20.03	90,000	—
12/1/2024 - 12/31/2024	240,321	$21.06	240,321	122,784
Total for the three months ended December 31, 2024	370,321	$20.68	370,321	122,784
(1)Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated using a closing price at December 31, 2024 of $21.06 per share.
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations. During 2024, there were two authorized repurchase plans in effect:
•On June 12, 2023, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through June 10, 2025 (the “June 2025 Share Repurchase Program”), pursuant to which we repurchased 1,320,675 shares of our common stock at an aggregate cost of approximately $20.0 million. As of December 31, 2024, we have repurchased all authorized common stock under the June 2025 Share Repurchase Program.
•On March 11, 2024, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through March 11, 2026 (the “March 2026 Share Repurchase Program”) pursuant to which we repurchased 871,427 shares of our common stock at an aggregate cost of approximately $17.4 million. As of December 31, 2024, we have the ability to purchase up to approximately $2.6 million of our common stock under the March 2026 Share Repurchase Program.
In total, during the year ended December 31, 2024, we repurchased an aggregate of 1,079,149 shares of our common stock pursuant to the March 2026 Share Repurchase Program and the June 2025 Share Repurchase Program at an aggregate price of approximately $21.5 million.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations and should be read in conjunction with our consolidated financial statements and accompanying notes in “Part II—Item 8—Financial Statements and Supplementary Data” below. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed above under “Cautionary Note Regarding Forward-Looking Statements” and “Part I— Item 1A—Risk Factors.”

Overview
We are a vertically integrated holding company offering property and casualty insurance and value-added insurance services. In addition, we generate revenue from our investment portfolio, reinsurance brokerage services, the receipt of managing general agency fees from policy holders and from other sources of revenue (collectively “Other Revenue Sources”). We develop, market, and underwrite insurance products for consumers predominantly in the personal residential homeowners’ line of business and perform substantially all insurance-related services for our insurance entities, including risk management, claims management, and distribution. Our Insurance Entities offer insurance products through both appointed independent insurance agents and through our online distribution channel across 19 states with Florida representing 77.2% of our direct premiums written for the year ended December 31, 2024, with licenses to write insurance in one additional state. We seek to produce an underwriting profit (defined as earned premium-net minus losses, LAE, policy acquisition costs and other operating costs) over the long term, along with growing our Other Revenue Sources.
Revenues
We generate revenue primarily from the collection of insurance premiums. Other sources of revenue include: commissions paid by our reinsurers to our reinsurance intermediary subsidiary BARC on reinsurance it places for the Insurance Entities; policy fees collected from policyholders by our managing general agent subsidiary, ERA; and financing fees charged to policyholders who choose to defer premium payments reflected in other income. In addition, our subsidiary Alder receives fees from the Insurance Entities for claims-handling services. The Insurance Entities are reimbursed for these fees on claims that are subject to recovery under the Insurance Entities’ respective reinsurance programs. These fees, after expenses, are recorded in the consolidated financial statements as an adjustment to LAE. We also generate income by investing our assets.
The nature of our business tends to be seasonal during the year, reflecting consumer behaviors in connection with the Florida residential real estate market and the hurricane season. The amount of direct premiums written tends to be highest in the second and third quarters of our fiscal year and lowest in the first and fourth quarters.
Trends and Geographical Distribution
Florida Trends
We seek to achieve long-term rate adequacy and earnings for the Insurance Entities while managing our risks through market cycles and looking to take advantage of what we believe to be market opportunities. The Florida personal lines homeowners’ market in recent years has operated under distressed conditions wherein insurance companies’ major cost items, such as losses, LAE and reinsurance, significantly increased and led to insurance companies’ striving to recover or mitigate these costs through rate and underwriting action. While we took these steps and increased our estimates of expected losses, in recent years we have recorded adverse claim development on prior years’ loss reserves to address the impacts of Florida’s market disruptions on claim cost trends.
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
After several prior efforts at legal reforms that had limited effect, in December 2022 the Florida Legislature enacted substantial law changes intended to mitigate rising claims costs and further premium increases, while also enhancing service standards for the benefit of policyholders. These laws required insurers, including the Insurance Entities, to implement faster claims-response standards, increased penalties for non-compliance, enhanced regulatory oversight of insurers’ financial conditions and holding company systems, and added other consumer protections. The reforms also sought to curtail certain claimants’ abusive claims practices against insurance carriers, which contributed substantially to the Florida market’s recent problems. Among the reforms, the Florida Legislature eliminated policyholders’ former one-way statutory right to attorneys’ fees and eliminated the ability of policyholders to assign their insurance benefits to third parties. The Florida Legislature also reduced the post-loss time period for submitting claims to one year as contrasted with prior laws permitting claims to be reported two years or even three years after loss events, which led to extended solicitations of claims by contractors, public adjusters, and attorneys and created challenges for insurers in evaluating the cause and amount of the late-reported claims.
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
We seek to achieve rate adequacy for the Insurance Entities, recognizing the effects of the recent Florida claims environment on losses, LAE and expenses, while also taking into account potential benefits associated with the reforms. The favorable impact of the reforms has led many insurers in Florida, including the Insurance Entities, to submit rate filings in 2024 reflecting overall average rates equal to or even slightly lower than their prior year’s rates. Even so, some areas of Florida such as Miami-Dade, Broward and Palm Beach Counties continue to experience disproportionately high incidences of represented and litigated claims as compared to other areas of the state and other jurisdictions. These dynamics are compounded by the litigation financing industry and other types of third-party financing, which in some cases fund the solicitation and litigation of claims or the activities of certain contractors. In addition, inflation, as reflected in the cost of labor and materials, remains a contributing factor in elevated costs associated with the settlement of claims.
Rate filings rely upon past loss and expense data and take time to develop, file and implement. We therefore can experience significant delays between identifying needed rate adjustments, filing the associated rate changes, and ultimately collecting and earning the resulting increased premiums. This is particularly the case following active hurricane seasons in Florida, when administrative orders can extend the regulatory review period for rate filings. Further, the ultimate effectiveness of Florida’s reforms is still unknown and difficult to quantify, especially because future market conditions or claims patterns might differ from recent or past experience. Similarly, the Company evaluates and periodically adjusts its policy forms in response to market factors and competitive considerations. While policy form changes can be beneficial in the Company’s risk management initiatives, like with rate adjustments, we can experience delays between identifying desired changes, filing and gaining regulatory approval of the changes, and implementing the new forms.
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
The active 2024 hurricane season adds complexity to a market that is still experiencing residual adverse effects of pre-reform laws and behaviors even as it begins to benefit from the legal changes. As a result of the reforms and operational initiatives taken by the Company in recent years, the Insurance Entities have cautiously increased their appetite for new business. Several new competitors also have entered the Florida market after the law changes, with some seeking to assume policies from Citizens. It is premature to evaluate the impact of the current hurricane season on reinsurance and capital markets, competitors and potential future entrants to the market, and the overall level of admitted market writings and corresponding effect on Citizens’ exposures. Additionally, the full impact of the legal changes and our operational initiatives on the claims settlement process and associated costs is unknown and may evolve differently following an active hurricane season than in a non-catastrophe environment. We will continue to monitor these impacts and market conditions on recording and reporting of claims costs, rate levels and competitive conditions.
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

•Pennsylvania: +3.0% effective June 1, 2024, for new business, and July 21, 2024, for renewal business
•Maryland: +13.3% effective June 17, 2024 for new business, and August 6, 2024, for renewal business
•Illinois: +11.8% effective August 12, 2024 for new business, and October 1, 2024, for renewal business
•New Jersey: +4.8% effective August 21, 2024 for new business, and October 10, 2024, for renewal business
•New Hampshire: +14.3% effective September 23, 2024 for new business, and November 12, 2024, for renewal business
•Virginia: +15.4% effective November 11, 2024 for new business, and December 31, 2024, for renewal business
•Michigan: +24.8% effective January 20, 2025 for new business, and March 11, 2025, for renewal business
•Georgia: +7.4% effective March 1, 2025 for new business and existing business
•Alabama: +8.1% effective March 13, 2025 for new business and existing business
•Indiana: +6.0% effective March 22, 2025 for new business and May 11, 2025, for renewal business
•North Carolina: +7.5% effective June 1, 2025 for new business and existing business

The following rate filings are pending approval by state regulators:
•South Carolina: +8.6%, the effective date for new business, and renewal business is pending approval
•Massachusetts: +12.9%, the effective date for new business, and renewal business is pending approval
•Minnesota: +15.0%, the effective date for new business, and renewal business is pending approval
•New York: +10.2%, the effective date for new business and renewal business is pending approval

Geographical Distribution
Direct premiums written continue to increase across 18 of the 19 states in which we conduct business year-over-year. As a result of our business strategy, rate changes and disciplined underwriting initiatives, we have seen an increase in total policy count in 16 out of 19 states, as well increase in in-force premium in 18 states and total insured value in 16 states. Direct premiums written for states outside of Florida increased 32.1%, representing a $114.6 million increase during 2024. Direct premiums written for Florida increased 2.1%, representing a $33.2 million increase during 2024. The following table provides direct premiums written for Florida and other states for the years ended December 31, 2024 and 2023 (dollars in thousands):

	For the Years Ended				Growth Year Over Year
	December 31, 2024		December 31, 2023
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$1,598,426	77.2%	$1,565,197	81.4%	$33,229	2.1%
Other states	471,266	22.8%	356,636	18.6%	114,630	32.1%
Grand total	$2,069,692	100.0%	$1,921,833	100.0%	$147,859	7.7%
We seek to prudently grow and generate long-term rate adequate premium in each state where we offer policies. Our diversification strategy seeks to increase business outside of Florida and to improve geographical distribution within Florida.

The geographical distribution of our policies in force, premium in force and total insured value across all states were as follows, as of December 31, 2024, 2023 and 2022 (dollars in thousands, rounded to the nearest thousand):

	As of December 31, 2024
	Policies		Premium		Total Insured
State	In Force	%	In Force	%	Value	%
Florida	567,307	66.4%	$1,608,142	77.3%	$186,751,842	52.1%
North Carolina	65,901	7.8%	86,556	4.2%	33,078,243	9.2%
Georgia	29,470	3.4%	59,530	2.9%	16,332,651	4.6%
Massachusetts	24,475	2.9%	44,279	2.1%	20,418,055	5.7%
Virginia	21,751	2.5%	30,011	1.4%	15,044,367	4.2%
New Jersey	18,834	2.2%	28,012	1.3%	13,830,947	3.9%
Alabama	18,907	2.2%	39,774	1.9%	9,072,192	2.5%
South Carolina	24,766	2.9%	43,306	2.1%	12,745,333	3.6%
Indiana	12,861	1.5%	20,945	1.0%	5,737,050	1.6%
Minnesota	11,340	1.3%	26,351	1.3%	7,103,977	2.0%
Pennsylvania	8,375	1.0%	12,139	0.6%	4,562,202	1.2%
Maryland	15,669	1.8%	20,284	1.0%	9,591,760	2.7%
New York	7,951	0.9%	14,056	0.7%	6,828,505	1.9%
Michigan	10,655	1.2%	18,041	0.9%	6,199,390	1.7%
Delaware	3,219	0.4%	4,883	0.2%	2,249,566	0.6%
Illinois	5,634	0.7%	9,637	0.5%	3,767,743	1.0%
New Hampshire	330	—%	397	—%	252,782	0.1%
Iowa	7,978	0.9%	12,611	0.6%	4,865,077	1.4%
Wisconsin	103	—%	115	—%	79,529	—%
Total	855,526	100.0%	$2,079,069	100.0%	$358,511,211	100.0%

	As of December 31, 2023
	Policies		Premium		Total Insured
State	In Force	%	In Force	%	Value	%
Florida	567,893	70.1%	$1,577,210	81.5%	$188,516,949	58.3%
North Carolina	56,787	7.0%	70,170	3.6%	25,990,577	8.0%
Georgia	31,335	3.9%	54,315	2.8%	16,704,678	5.2%
Massachusetts	21,443	2.6%	33,902	1.8%	16,702,823	5.2%
Virginia	19,213	2.4%	25,736	1.3%	12,788,156	4.0%
New Jersey	18,606	2.3%	25,712	1.3%	13,358,747	4.1%
Alabama	16,440	2.0%	29,589	1.5%	7,404,975	2.3%
South Carolina	19,201	2.4%	28,184	1.5%	8,997,564	2.8%
Indiana	12,584	1.6%	18,386	1.0%	5,326,469	1.6%
Minnesota	9,446	1.2%	19,407	1.0%	5,613,856	1.7%
Pennsylvania	9,439	1.2%	12,648	0.7%	4,965,478	1.5%
Maryland	8,671	1.1%	9,379	0.4%	4,431,977	1.4%
New York	7,102	0.9%	12,359	0.6%	5,771,055	1.8%
Michigan	4,890	0.6%	7,641	0.4%	2,634,991	0.8%
Delaware	2,341	0.2%	3,330	0.2%	1,531,896	0.5%
Hawaii	858	0.1%	1,100	0.1%	510,735	0.2%
Illinois	2,491	0.3%	3,720	0.2%	1,498,349	0.4%
New Hampshire	318	—%	358	—%	230,587	0.1%
Iowa	874	0.1%	1,222	0.1%	476,843	0.1%
Total	809,932	100.0%	$1,934,368	100.0%	$323,456,705	100.0%

	As of December 31, 2022
	Policies		Premium		Total Insured
State	In Force	%	In Force	%	Value	%
Florida	615,796	72.5%	$1,547,383	83.4%	$201,237,145	62.4%
North Carolina	54,988	6.5%	60,990	3.3%	23,135,353	7.2%
Georgia	35,174	4.2%	53,250	2.9%	17,684,518	5.5%
Massachusetts	18,849	2.2%	28,729	1.5%	13,886,783	4.3%
Virginia	20,123	2.4%	24,622	1.3%	12,691,444	3.9%
New Jersey	17,965	2.1%	23,551	1.3%	12,434,136	3.9%
Alabama	14,218	1.7%	22,794	1.2%	6,043,021	1.9%
South Carolina	17,260	2.0%	20,304	1.1%	7,344,000	2.3%
Indiana	14,441	1.7%	18,804	1.0%	5,885,207	1.8%
Minnesota	9,545	1.1%	18,100	1.0%	5,456,394	1.7%
Pennsylvania	11,179	1.3%	13,700	0.7%	5,645,993	1.7%
Maryland	6,840	0.8%	6,642	0.4%	3,116,236	1.0%
Michigan	3,897	0.5%	5,963	0.3%	2,912,117	0.9%
New York	3,497	0.4%	4,995	0.3%	1,756,525	0.5%
Delaware	1,939	0.2%	2,645	0.1%	1,220,586	0.4%
Hawaii	1,566	0.2%	1,901	0.1%	875,158	0.3%
Illinois	1,057	0.1%	1,435	0.1%	588,925	0.2%
New Hampshire	350	0.1%	306	—%	239,970	0.1%
Iowa	172	—%	225	—%	89,629	—%
Total	848,856	100.0%	$1,856,339	100.0%	$322,243,140	100.0%
KEY PERFORMANCE INDICATORS
The Company considers the measures and ratios in the following discussion to be key performance indicators for its businesses. Management believes that these indicators are helpful in understanding the underlying trends in the Company’s businesses. Some of these indicators are reported on a quarterly basis and others on an annual basis. Please also refer to “Part II—Item 8—Note 2 (Summary of Significant Accounting Policies)” for definitions of certain other terms we use when describing our financial results.
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
Adjusted common stockholders’ equity ― is a non-GAAP measure that is calculated as GAAP common stockholders’ equity less accumulated other comprehensive income (loss). Management believes this metric is meaningful, as it allows investors to evaluate underlying growth in stockholders’ equity by excluding the impact of unrealized gains and losses due to interest rate volatility.
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
Core Loss Ratio ― an operational metric used in the insurance industry to describe the ratio of current year losses and LAE, excluding current accident year weather and prior year development, to premiums earned. Core loss ratio is an important measure identifying profitability trends of premiums in force. Core losses consists of losses and LAE excluding current year weather events and prior years’ reserve development and is net estimated subrogation recoveries. The financial benefit from the management of claims, including claim fees ceded to reinsurers, is also recorded in the condensed consolidated financial statements as a reduction to core losses. The core loss ratio can be measured on a direct basis, using direct earned premiums, or on a net basis, using premiums earned, net (i.e., direct premiums earned less ceded premiums earned).
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
Weather events ― an estimate of losses and LAE from weather events occurring during the current accident year that exceed initial estimates of expected weather events when establishing the expected loss ratio for each accident year. This metric informs management of factors impacting overall current year profitability.

REINSURANCE
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events. Developing and implementing our reinsurance strategy to adequately protect our policyholders, balance sheet, and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been our key strategic priority. To limit the Insurance Entities’ potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers and the FHCF. The FLOIR requires the Insurance Entities, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ 2024-2025 catastrophic reinsurance program meets the FLOIR’s requirements, which are based on, among other things, successfully demonstrating cohesive and comprehensive reinsurance coverages that protect the policyholders of our Insurance Entities under a series of stress test catastrophe loss scenarios. Similarly, the Insurance Entities’ 2024-2025 catastrophic reinsurance program meets the stress test and review requirements of Demotech, Inc., for maintaining Financial Stability Ratings® of “A” (Exceptional) and of Kroll for maintaining insurer financial strength rating of “A-”.
We believe the Insurance Entities’ retentions under the jointly shared reinsurance program are appropriate and structured to protect policyholders and the Insurance Entities’ capital structure. We test the sufficiency of the catastrophe reinsurance coverage by subjecting the Insurance Entities’ personal residential exposures to scenario testing using third-party catastrophe models. These models combine simulations of the natural occurrence patterns and characteristics of hurricanes, tornadoes, earthquakes, and other catastrophes with information on property values, construction types, and occupancy classes. These models’ outputs provide information concerning the potential for simulated large losses, which enables the Insurance Entities to limit the financial impact from catastrophic events. Refer to the risk factors disclosed in “Part I, Item 1A—Risk Factors,” set forth elsewhere in the Annual Report on Form 10-K, for details of specific risks attributable to catastrophic losses and reinsurance.
Effective June 1, 2024, the Insurance Entities entered into multiple reinsurance agreements comprising our 2024-2025 reinsurance program. See “Item 1—Note 4 (Reinsurance).”
Insurance Entities 2024-2025 All States Reinsurance Program (“All States”)
•First event All States combined retention of $45 million.
•All States first event tower extends to $2.416 billion with no co-participation in any of the layers, no limitation on loss adjustment expenses and no accelerated deposit premiums.
•Assuming a first event completely exhausts the $2.416 billion tower, the second event exhaustion point would be $1.134 billion.
•Full reinstatement is available on the combined $1.023 billion of the All States first-event catastrophe coverage for a guaranteed second-event coverage. For all layers purchased between $111.0 million and the projected attachment point of the FHCF layer, to the extent that all of our coverage or a portion thereof is exhausted in a first catastrophic event and reinstatement premium is due, we have purchased enough reinstatement premium protection coverage (“RPP”) to fund the reinstatement premiums due on the reinstatement of these coverages. Losses exceeding the RPP limit would be subject to reinstatement premiums.
•Universal Insurance Holdings, Inc. (“UIH”) established the first event layer of 100% of $66.0 million in excess of $45 million in a captive insurance arrangement. See “Part II—Item 8—Note 18 (Variable Interest Entities).”
•Additionally, a second event private market excess of loss coverage of $66.0 million in excess of $45 million succeeds the captive in the event of a loss from a second event, resulting in a $66 million reduction in retention on a consolidated basis for a second event.
•Specific third and fourth event private market excess of loss coverage of $86 million in excess of $25 million provides frequency protection for multiple events during the treaty period, an incremental $20 million reduction in retention for a third and fourth event.
•For the FHCF Reimbursement Contracts effective June 1, 2024, the Insurance Entities have continued the election at the 90% coverage level. We estimate the total mandatory FHCF coverage will provide approximately $1.262 billion of coverage for UPCIC, and $20.4 million for APPCIC which complements and inures to the benefit of the All States coverage secured from private market reinsurers and discussed above.
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

Reinsurers
The table below provides the A.M. Best and S&P financial strength ratings for each of the largest rated third-party reinsurers in the Insurance Entities’ 2024-2025 reinsurance program:

Reinsurer	A.M. Best	S&P
Florida Hurricane Catastrophe Fund (1)	N/A	N/A
Various Lloyd’s of London Syndicates	A+	AA-
Munich Reinsurance America Inc.	A+	AA
DaVinci Reinsurance Ltd.	A	A+
Renaissance Reinsurance Ltd.	A+	A+
Chubb Tempest Reinsurance Ltd.	A++	AA
Markel Bermuda Ltd.	A	A
Everest Reinsurance Co.	A+	A+
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
The following tables present historical selected consolidated financial data of Universal Insurance Holdings, Inc. and Subsidiaries for the five years ended December 31, 2024 (in thousands, except per share data):

	Years Ended December 31,
	2024	2023	2022	2021	2020
Statement of Income Data:
Revenues:
Direct premiums written	$2,069,692	$1,921,833	$1,845,786	$1,671,252	$1,517,479
Change in unearned premium	(69,887)	(46,704)	(86,085)	(74,634)	(121,856)
Direct premium earned	1,999,805	1,875,129	1,759,701	1,596,618	1,395,623
Ceded premium earned	(626,732)	(623,193)	(631,075)	(561,155)	(472,060)
Premiums earned, net	1,373,073	1,251,936	1,128,626	1,035,463	923,563
Net investment income (1)	59,148	48,449	25,785	12,535	20,393
Other revenue (2)	79,694	80,380	81,044	71,993	65,437
Total revenues	1,520,536	1,391,582	1,222,658	1,121,851	1,072,770
Costs and expenses:
Losses and loss adjustment expenses	1,087,366	992,636	938,399	779,205	758,810
Policy acquisition costs	233,444	208,011	214,259	226,167	199,102
Other operating costs	108,639	96,055	90,638	87,428	90,532
Total expenses	1,429,449	1,296,702	1,243,296	1,092,800	1,048,444
Interest and amortization of debt issuance costs	6,476	6,531	6,609	638	95
Income (loss) before income tax expense (benefit)	84,611	88,349	(27,247)	28,413	24,231
Income tax expense (benefit)	25,683	21,526	(4,990)	8,006	5,126
Net income (loss)	$58,928	$66,823	$(22,257)	$20,407	$19,105
Per Share Data:
Basic earnings (loss) per common share	$2.07	$2.24	$(0.72)	$0.65	$0.60
Diluted earnings (loss) per common share	$2.01	$2.22	$(0.72)	$0.65	$0.60

Dividends declared per common share	$0.77	$0.77	$0.77	$0.77	$0.77

	As of December 31,
	2024	2023	2022	2021	2020
Balance Sheet Data:
Total invested assets	$1,371,276	$1,160,784	$1,105,806	$1,093,680	$919,924
Cash and cash equivalents	259,441	397,306	388,706	250,508	167,156
Total assets	2,841,861	2,316,561	2,890,154	2,056,141	1,758,741
Unpaid losses and loss adjustment expenses	959,291	510,117	1,038,790	346,216	322,465
Unearned premiums	1,060,446	990,559	943,854	857,769	783,135
Long-term debt (3)	101,243	102,006	102,769	103,676	8,456
Total liabilities	2,468,611	1,975,264	2,602,258	1,626,439	1,309,479
Total stockholders’ equity	$373,250	$341,297	$287,896	$429,702	$449,262
Shares outstanding end of period	28,096	28,966	30,389	31,221	31,137
Book value per share	$13.28	$11.78	$9.47	$13.76	$14.43
Return on average common equity (ROCE)	16.5%	21.2%	(6.2)%	4.6%	4.1%

Selected Data:
Loss and loss adjustment expense ratio (4)	79.2%	79.3%	83.2%	75.3%	82.1%
General and administrative expense ratio (5)	24.9%	24.3%	27.0%	30.2%	31.4%
Combined Ratio (6)	104.1%	103.6%	110.2%	105.5%	113.5%
(1)Net investment income excludes net realized gains (losses) on sale of investments and net change in unrealized gains (losses) on investments.
(2)Other revenue consists of commission revenue, policy fees, and other revenue.
(3)For the years ended December 31, 2024, 2023, 2022 and 2021 long-term debt includes a private placement of $100 million of 5.625% Senior Unsecured Note due 2026. See “Part II—Item 8—Note 7 (Long-term debt).”
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

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

2024 Financial and Business Highlights (comparisons are to 2023 unless otherwise specified)
•Management is continuing its efforts to prudently manage new business risk selection, improve risk exposure diversification and moderate new business growth rates, compared to prior years, while prior year rate increases are taking effect to improve profitability.
•Rate filings and inflation adjustments to policy insured values are increasing written and earned premiums as the new rates and property insured values take effect on policy renewals and new business, and earn prospectively over the policy period.
•Policies in force increased to 855,526 as of December 31, 2024, an increase of 45,594 policies, or 5.6%, compared to 809,932 policies in force as of December 31, 2023.
•Renewal retention rates have improved to 92.0% from 88.6% year over year as the pace of rate increases has slowed.
•Ceded premiums earned for 2024 were $626.7 million, $3.5 million or 0.6% higher than 2023. The increase is due to the higher cost of reinsurance from 3rd party reinsurers as well as the expiration of Florida’s RAP program, which served to reduce reinsurance premiums reported in periods prior to the reinsurance contract period (June to May). The higher reinsurance costs, effective June 1, 2024, impact financial ratios which are based on net earned premium.
•On September 26, 2024, Hurricane Helene, a Category 4 storm, made landfall in the Big Bend area of the Florida Gulf Coast, causing damage across several southeastern states. Net losses and LAE for Insurance Entities are estimated at $45.0 million after reinsurance recoveries. Consolidated net losses for Hurricane Helene are $111.0 million after including $66.0 million of losses from the Company’s captive reinsurance arrangement.
•On October 9, 2024, Hurricane Milton, a Category 3 storm, made landfall near Sarasota, primarily impacting our central and north Florida policyholders. This was the second event under our 2024-2025 reinsurance program. The retained losses for a second event were $45.0 million.
•UPCIC began operations in Wisconsin and issued its first policy in October 2024. UPCIC completed its withdrawal from the Hawaii market in 2024.
•Net investment income increased in 2024 to $59.1 million, an increase of $10.7 million or 22.1% compared to $48.4 million in 2023,
•The net combined ratio was 104.1% for the year ended December 31, 2024, an increase of 50 basis points compared to the year ended December 31, 2023.
•The Company continued to return shareholder value with quarterly dividends and share repurchases. In the year ended December 31, 2024, the Company repurchased 1,079,149 shares, at an average share price of $19.97, for a total of $21.5 million. As of December 31, 2024, $2.6 million remains available under the March 2026 Share Repurchase Program, which runs until March 11, 2026.
•Demotech reaffirmed its A rating for UPCIC and APPCIC on December 12, 2024.
•Kroll reaffirmed its A- rating for UPCIC and APPCIC on September 20, 2024.
•Egan-Jones reaffirmed its A rating for UIH on October 03, 2024.

All comparisons for the year ended December 31, 2024 results of operations are to the corresponding prior year period (unless otherwise specified).
YEAR ENDED DECEMBER 31, 2024 COMPARED TO YEAR ENDED DECEMBER 31, 2023
Net income for the year ended December 31, 2024, was $58.9 million, compared to $66.8 million in the previous year. Diluted earnings per share was $2.01 compared to $2.22 in 2023. Retained losses from Hurricanes Helene and Milton were $111.0 million and $45.0 million, respectively, affecting 2024 results compared to Hurricane Idalia's $45.0 million retained loss in 2023. Positive factors in 2024 included higher net premiums earned and investment income, offset by lower commission revenue and higher operating costs. Prior-year net loss reserve development was $29.1 million in 2024, compared to $110.6 million in 2023. Direct and net premiums earned grew by 6.6% and 9.7%, respectively, due to premium growth in 18 states and more policies in force in 16 states.
The net loss ratio was 79.2% in 2024 compared to 79.3% in 2023, with the combined ratio at 104.1% compared to 103.6% in 2023. Further details are available in the “Overview—Trends and Geographical Distribution—Florida Trends” section.
A detailed discussion of our operations follows the table below (in thousands, except per share data).

	Years Ended December 31,		Change
	2024	2023	$	%
REVENUES
Direct premiums written	$2,069,692	$1,921,833	$147,859	7.7%
Change in unearned premium	(69,887)	(46,704)	(23,183)	49.6%
Direct premium earned	1,999,805	1,875,129	124,676	6.6%
Ceded premium earned	(626,732)	(623,193)	(3,539)	0.6%
Premiums earned, net	1,373,073	1,251,936	121,137	9.7%
Net investment income	59,148	48,449	10,699	22.1%
Net realized gains (losses) on investments	(1,315)	(1,229)	(86)	7.0%
Net change in unrealized gains (losses) on investments	9,936	12,046	(2,110)	(17.5)%
Commission revenue	51,792	54,058	(2,266)	(4.2)%
Policy fees	19,490	18,881	609	3.2%
Other revenue	8,412	7,441	971	13.0%
Total revenues	1,520,536	1,391,582	128,954	9.3%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	1,087,366	992,636	94,730	9.5%
General and administrative expenses	342,083	304,066	38,017	12.5%
Total operating costs and expenses	1,429,449	1,296,702	132,747	10.2%
Interest and amortization of debt issuance costs	6,476	6,531	(55)	(0.8)%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	84,611	88,349	(3,738)	(4.2)%
Income tax expense (benefit)	25,683	21,526	4,157	19.3%
NET INCOME (LOSS)	$58,928	$66,823	$(7,895)	(11.8)%
Other comprehensive income (loss), net of taxes	11,006	29,610	(18,604)	(62.8)%
COMPREHENSIVE INCOME (LOSS)	$69,934	$96,433	$(26,499)	(27.5)%
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$2.01	$2.22	$(0.21)	(9.5)%
Weighted average diluted common shares outstanding	29,274	30,147	(873)	(2.9)%

Premium Revenues
Direct premiums written increased by $147.9 million, or 7.7%, for the year ended December 31, 2024, driven by premium growth within our Florida business of $33.2 million, or 2.1%, and premium growth in our other states business of $114.6 million, or 32.1%, as compared to the prior year. The primary factors contributing to the increase in written premiums were new and previous rate changes earned in during 2024, increased policies in force during 2024 and policy inflation adjustments. There was an increase in policies in force across 16 states. In total, policies in force increased 45,594, or 5.6%, from 809,932 at December 31, 2023 to 855,526 at December 31, 2024. A summary of the recent rate adjustments driving changes in written premiums is discussed above under “Overview—Trends and Geographical Distribution—Florida Trends.”
Rate changes are applied on new business submissions at policy inception and on renewals from the effective date of their renewal, and then are earned subsequently over the policy period. Rate changes that are implemented are in response to trends in claim costs driven by changes in costs of material and labor associated with claims, the cost of weather events, the cost of catastrophe and other reinsurance protecting policyholders and the legacy effect of the cost to settle litigated claims in Florida. See “Overview—Trends and Geographical Distribution—Florida Trends and Summary of Recent Rate Changes.” Due to the time associated with analyzing data, preparing and submitting rate filings, implementing new rate levels and earning the corresponding premiums, the Insurance Entities’ rate adjustments typically lag their experience by months or even years. The Insurance Entities’ policies also adjust coverage limits at renewal to account for inflation since the last renewal which is based on third-party industry data sources that monitor inflation factors.
The Insurance Entities manage their business by controlling changes in policy counts, premiums, insured value, and factors affecting the purchase of reinsurance. Policy rates are monitored and adjusted as needed and new business underwriting rules are reviewed and updated as needed in the states where we underwrite. Policy retention is also an important factor and impacts the level of new business written. This year we saw an increase in policies in force of 45,594, or 5.6%, an increase of $144.7 million or 7.5% in premiums in force and an increase of $35.1 billion or 10.8% in total insured value. See “Overview— Summary of Recent Rate Changes and Geographic Distribution”. Direct premiums written continue to increase across the majority of states in which we conduct business. We have policies in force in 19 states on December 31, 2024. In 2024 UPCIC wrote its first policy in Wisconsin. In addition, we are authorized to do business in Tennessee and are in the process of submitting our rate filing. In 2023, UPCIC received approval from its regulators in Hawaii to withdraw from the state and non-renew all policies in Hawaii. At December 31, 2024, no policies are in force in Hawaii, and UPCIC is in the process of completing its remaining administrative tasks to finalize its withdrawal from the state.
Direct premium earned increased by $124.7 million, or 6.6%, for the year ended December 31, 2024. This change is attributed to the recognition of premiums written over the preceding twelve months, incorporating the effects of implemented rate filings and policy premium adjustments prompted by inflation-induced changes in insured values. See the discussion above for the “—Overview—Summary of Recent Rate Changes.”
Reinsurance
Reinsurance allows our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Each year, the Insurance Entities enter into contracts with various third-party reinsurers and the Florida Hurricane Catastrophe Fund (FHCF) to obtain necessary reinsurance protection. Refer to “Item 7— Management’s Discussion and Analysis— Reinsurance” for further details. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period, typically from June 1st to May 31st. Specific reinsurance policies require reinstatement premiums based on contractual triggering events. Ceded reinsurance premiums and ceded reinstatement premiums (collectively “ceded premiums”) are recognized over the coverage period of the underlying contract. Ceded premiums represent amounts payable to reinsurers for reinsurance protection, and reduce both written and earned premiums. In 2024, reinstatement premiums for prior and current hurricanes were recorded, totaling $22.7 million compared to $2.2 million in 2023. Overall, ceded premium earned increased by $3.5 million, or 0.6%, for the year ended December 31, 2024, compared to the previous year. As a percentage of direct earned premiums, ceded earned premiums declined to 31.3% in 2024 from 33.2% in 2023. See the discussion above for the Insurance Entities’ 2024-2025 reinsurance programs and “Part II—Item 8— Note 4 (Reinsurance).”
Investment Results
Net investment income was $59.1 million for the year ended December 31, 2024, compared to $48.4 million for the year ended December 31, 2023, an increase of $10.7 million, or 22.1%. Net investment income increased as a result of deploying excess cash and liquidity from maturities, principal repayments, sales, and interest payments received into higher yields throughout the year.
We look to optimize our investment portfolio on a rolling basis, which, from time-to-time, results in portfolio shaping opportunities. During the year ended December 31, 2024, sales of available-for-sale debt securities and sales of equity securities resulted in a net realized loss of $1.3 million, compared to a net loss of $1.2 million from our equity securities in the prior year. The turnover was driven in part by locking in longer duration yield where attractive as the Federal Reserve reduced rates throughout 2024, despite market yields reversing course and increasing in the fourth quarter of 2024 due to macro and geopolitical uncertainty.
There was a $9.9 million net unrealized gain on investments during the year ended December 31, 2024, largely driven by portfolio optimization efforts in the private and public equity markets, coupled with the overall domestic equity market appreciation tailwind during 2024, compared to a $12.0 million net unrealized gain on investments for the year ended

December 31, 2023. See “—Analysis of Financial Condition” for details on changes in total invested assets balances during 2024.
Commissions, Policy Fees and Other Revenue
Commission revenue is primarily derived from brokerage commissions earned from traditional open-market third-party reinsurers, excluding reinsurance provided by the Florida Hurricane Catastrophe Fund (FHCF). This revenue is recognized on a pro-rata basis over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the year ended December 31, 2024, commission revenue amounted to $51.8 million, compared to $54.1 million for the year ended December 31, 2023. The $2.3 million decrease in commission revenue, or 4.2%, for the year ended December 31, 2024 was primarily due to the impact of Florida’s Reinsurance to Assist Policyholders (RAP) program, which reduced reinsurance brokerage commissions expiring in 2024. Additionally, there were higher levels of commissions earned from the previous year’s reinsurance program expiring in 2023.
Policy fees for the year ended December 31, 2024 were $19.5 million compared to $18.9 million for the year ended December 31, 2023. The increase of $0.6 million, or 3.2%, was the result of an increase in the combined total number of new and renewal policies written during the year ended December 31, 2024 compared to the year ended December 31, 2023 in states in which we are permitted to charge this fee.
Other revenue, representing revenue from policy installment fees, premium financing, and other miscellaneous income, was $8.4 million for the year ended December 31, 2024 compared to $7.4 million for the year ended December 31, 2023.
Operating Costs and Expenses
Losses and Loss Adjustment Expenses
Net losses and LAE, after reinsurance recoveries and subrogation recoveries, were $1.09 billion with a 79.2% net loss ratio for 2024, compared to $992.6 million, and 79.3% net loss ratio for the prior year. The increase in the net losses for the year ended December 31, 2024 was mainly due to the impact from Hurricanes Helene and Milton offset by lower year-to-date unfavorable prior year development. .

On September 26, 2024, Hurricane Helene made landfall as a Category 4 hurricane in the Big Bend area of the Florida Gulf Coast and continued northward, resulting in hurricane damage across several states in the Southeast region. After estimated reinsurance recoveries, net losses and LAE exposure to the Insurance Entities are estimated at $45.0 million. The Insurance Entities’ reinsurance recoveries include losses and LAE recoveries of $66.0 million from UVE’s pre-funded captive insurance arrangement. On October 9, 2024 Hurricane Milton made landfall near Siesta Key Florida as a category 3 hurricane. The retention on this storm was $45.0 million. In total, net losses from Hurricane Helene and Milton, including losses and LAE incurred under the funded captive insurance arrangement, were $156.0 million. Our 2024-2025 reinsurance program provides the Insurance Entities with adequate protection beyond our retention limit. During the year ended December 31, 2023, the Company incurred $45.6 million in losses from Hurricane Idalia.
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
Unfavorable prior-year development occurs when claims are settled for amounts higher than previously estimated or when the liabilities for prior-year claims increase. This is due to rising claims costs, inflation, and increased costs associated with litigated claims. Refer to “—Overview—Florida Trends” above for more details. During the year ended December 31, 2024, net prior year development was $29.1 million, compared to unfavorable prior year development of $110.6 million for 2023. We continue to see favorable claim trends on Florida losses that occurred after the effective date of the Florida reform legislation (December 16, 2022). However, claims under policies that pre-date the reforms have greater uncertainty. As such, those claims in the aggregate may potentially experience adverse development, as claims settlements vary from previously estimated amounts.
Net losses and LAE for the current accident year, excluding hurricanes and prior year development were $902.3 million for 2024, compared to $836.4 million in 2023.

Consolidated net losses and LAE also reflect the net results from activities performed by the adjusting company within our holding company system. These activities can provide potential savings when adjusting claims on behalf of our Insurance Entities and our reinsurers. When claims are adjusted by our claims team and files are handled by our legal group in this litigious environment in Florida, synergies are achieved by having these two functions within the same consolidated group that could not be achieved through third parties. This synergistic relationship results in more efficient handling and coordination of claims, including represented claims handled by our legal group. By choosing not to outsource these activities in most instances, we also save money for the consolidated group by generating a potential financial benefit outside of the Insurance Entities that reduces LAE at the consolidated level (contra LAE), particularly following catastrophes. During the year ended December 31, 2024, claims-related activities resulted in a financial benefit of $19.7 million, compared to a financial benefit of $50.4 million in the previous year. Alder's profits often lag as claims from hurricanes are settled and billed. The profits from 2023 were due to the settlement of Hurricane Ian claims, which occurred in 2022. In 2024, claims and billing for Hurricane Helene and Milton are still ongoing.

General and Administrative Expenses
For the year ended December 31, 2024, general and administrative expenses were $342.1 million, compared to $304.1 million during the year ended December 31, 2023, as follows (dollars in thousands):

	For the Years Ended December 31,				Change
	2024		2023		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$1,373,073		$1,251,936		$121,137	9.7%
General and administrative expenses:
Policy acquisition costs	233,444	17.0%	208,011	16.6%	25,433	12.2%
Other operating costs	108,639	7.9%	96,055	7.7%	12,584	13.1%
Total general and administrative expenses	$342,083	24.9%	$304,066	24.3%	$38,017	12.5%

For the year ended December 31, 2024 general and administrative expenses increased by $38.0 million, compared to the year ended December 31, 2023, which was the result of an increase in policy acquisition costs of $25.4 million and an increase in other operating costs of $12.6 million. The total general and administrative expense ratio was 24.9% for the year ended December 31, 2024 compared to 24.3% for the year ended December 31, 2023.
•The policy acquisition costs increased by $25.4 million due to higher commissions resulting from a 7.7% increase in direct written premiums compared to the previous year, as well as more writings outside of Florida which incur higher commissions. Additionally, the lower level of reinsurance commissions and an increased level of agent bonus commissions impacted 2024.
•The increase in other operating costs of $12.6 million was largely driven by employee related expenses including stock based compensation, and employee benefits. The other operating cost ratio was 7.9% for the year ended year ended December 31, 2024 compared to 7.7% for the year ended December 31, 2023.
As a result of the trends discussed above for losses and LAE and general and administrative expenses, the combined ratio for the year ended December 31, 2024 was 104.1% compared to 103.6% for the year ended December 31, 2023.
Interest and Amortization of Debt Issuance Costs
Interest and amortization of debt issuance costs were $6.5 million for each of the years ended December 31, 2024 and 2023.
Income Tax Expense (Benefit)
Income tax expense was $25.7 million for the year ended December 31, 2024, compared to an income tax expense of $21.5 million for the year ended December 31, 2023. Our effective tax rate (“ETR”) increased to 30.4% for the year ended December 31, 2024, as compared to 24.4% for the year ended December 31, 2023. See “Part II—Item 8—Note 12 (Income Taxes)” for a table of items reconciling statutory rates to the effective rate for years ended December 31, 2024 and 2023.
Other Comprehensive Income (Loss)
Other comprehensive income, net of taxes for the year ended December 31, 2024 was $11.0 million compared to other comprehensive income of $29.6 million for the year ended December 31, 2023, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income for available-for-sale debt securities sold. This years results reflects favorable shifts in market prices during 2024 compared to 2023. During 2024, maturing securities and investment returns were reinvested at market rates, reducing unrealized losses on maturing securities. The maturity of the remaining securities in an unrealized loss position has also reduced during the year. Over time, unrealized losses on securities in an unrealized loss position lessen as the remaining maturity shortens and securities approach their maturity or par value. See the discussion above and “Part II—Item 8—Note 14 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods and “Part II—Item 8—Note 3 (Investments)” for explanations on changes in investments.
Non-GAAP
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, was $1.5 billion for the year ended December 31, 2024 compared to $1.4 billion for the the year ended December 31, 2023.
Adjusted operating income (loss) represents GAAP operating income (loss), excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments. Adjusted operating income was $82.5 million for the year ended December 31, 2024 compared to adjusted operating income of $84.1 million for the year ended December 31, 2023.
Adjusted operating income (loss) margin represents adjusted operating income (loss) divided by core revenue. Adjusted operating income margin was 5.5% for the year ended December 31, 2024 compared to adjusted operating income margin of 6.1% for the year ended December 31, 2023.
Adjusted net income (loss) attributable to common stockholders represents GAAP net income (loss) attributable to common stockholders, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, net of tax. Adjusted net income attributable to common stockholders was $52.4 million for the year ended December 31, 2024 compared to adjusted net income attributable to common stockholders of $58.7 million for the year ended December 31, 2023.
Diluted adjusted earnings (loss) per common share represents adjusted net income (loss) available to common stockholders divided by weighted average diluted common shares outstanding. Diluted adjusted income per common share was $1.79 for the year ended December 31, 2024 compared to diluted adjusted income per share of $1.95 for the year ended December 31, 2023.

YEAR ENDED DECEMBER 31, 2023 COMPARED TO YEAR ENDED DECEMBER 31, 2022
Net income was $66.8 million for the year ended December 31, 2023, compared to a net loss of $22.3 million for the year ended December 31, 2022. Benefiting the year ended December 31, 2023 were increases in premiums earned, net, an increase in net investment income, the change in unrealized gains in the current year compared to unrealized losses in the prior year, offset by an increase in losses and loss adjustment expenses, net. In 2023, direct premium earned and premiums earned, net were up 6.6% and 10.9%, respectively compared to direct premium earned and premiums earned in 2022, due to premium growth in the majority of states in which we are licensed and writing during the past 12 months as a result of rate increases implemented during 2022 and 2023, in addition to an increase in policies in force in 11 states. Premiums earned, net, were favorably impacted by a decrease in reinsurance expenses for the 2023-2024 contract year primarily due to the Insurance Entities’ mandatory participation in Florida’s RAP program, which allowed insurers to access a layer of reinsurance coverage below the FHCF industry retention at no cost to the insurers. The lower reinsurance costs, effective June 1, 2023, have a favorable effect on financial ratios which are based on net earned premium. For the year ended December 31, 2023, the loss ratio declined to 79.3% from 83.2% in 2022 due to the absence of major hurricane events in 2023 when compared to Hurricane Ian in 2022, offset by higher prior year development in 2023. See 2023 Reinsurance Ratio Benefit noted below. As a result of the above and as further explained below, the combined ratio for the year ended December 31, 2023 was 103.6% compared to 110.2% for the year ended December 31, 2022. See “Overview—Trends and Geographical Distribution—Florida Trends” regarding our response to the Florida market.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Years Ended December 31,		Change
	2023	2022	$	%
REVENUES
Direct premiums written	$1,921,833	$1,845,786	$76,047	4.1%
Change in unearned premium	(46,704)	(86,085)	39,381	(45.7)%
Direct premium earned	1,875,129	1,759,701	115,428	6.6%
Ceded premium earned	(623,193)	(631,075)	7,882	(1.2)%
Premiums earned, net	1,251,936	1,128,626	123,310	10.9%
Net investment income	48,449	25,785	22,664	87.9%
Net realized gains (losses) on investments	(1,229)	348	(1,577)	NM
Net change in unrealized gains (losses) on investments	12,046	(13,145)	25,191	NM
Commission revenue	54,058	53,168	890	1.7%
Policy fees	18,881	20,182	(1,301)	(6.4)%
Other revenue	7,441	7,694	(253)	(3.3)%
Total revenues	1,391,582	1,222,658	168,924	13.8%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	992,636	938,399	54,237	5.8%
General and administrative expenses	304,066	304,897	(831)	(0.3)%
Total operating costs and expenses	1,296,702	1,243,296	53,406	4.3%
Interest and amortization of debt issuance costs	6,531	6,609	(78)	(1.2)%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	88,349	(27,247)	115,596	NM
Income tax expense (benefit)	21,526	(4,990)	26,516	NM
NET INCOME (LOSS)	$66,823	$(22,257)	$89,080	NM
Other comprehensive income (loss), net of taxes	29,610	(88,214)	117,824	NM
COMPREHENSIVE INCOME (LOSS)	$96,433	$(110,471)	$206,904	NM
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$2.22	$(0.72)	$2.94	NM
Weighted average diluted common shares outstanding	30,147	30,751	(604)	(2.0)%
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
Premiums earned, net of ceded premium earned, grew by 10.9%, or $123.3 million, to $1.25 billion for the year ended December 31, 2023, reflecting an increase in direct premium earned and decreased costs for reinsurance.
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
Total invested assets were $1.16 billion as of December 31, 2023 compared to $1.1 billion as of December 31, 2022. The increase is primarily attributable to unrealized gains on our fixed income and equity portfolio, and increases in net investment income. Cash and cash equivalents were $397.3 million at December 31, 2023 compared to $388.7 million at December 31, 2022, an increase of 2.2%. See below “—Analysis of Financial Condition” for more information. Cash and cash equivalents are invested short-term until needed to settle loss and LAE payments, reinsurance premium payments, and operating cash needs or until they are deployed by our investment advisors.
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
Non-GAAP
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, was $1.38 billion for the year ended December 31, 2023 compared to $1.24 billion for the same period in 2022.
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
Excluding prior year development recorded in 2023, for prior accident years, all other losses and LAE, net for the current accident year are estimated to be $882.1 million or 70.5 net loss ratio points for the year ended December 31, 2023, compared to $802.4 million, or 71.1 net loss ratio points in 2022. See 2023 ratio benefit noted above. This category also reflects savings from activities performed by affiliates within our holding company system on behalf of our Insurance Entities and our reinsurers when losses and LAE are ceded under our reinsurance contracts. When claims are adjusted by our claims team and files handled by our legal group in this litigious environment in Florida, there are synergies achieved by having these two functions within the same consolidated group that could not be achieved through third parties. This synergistic relationship results in more efficient handling and coordination of claims including represented claims handled by our legal group of close to 500 employees. By choosing not to outsource these activities, we also save money for the consolidated group by generating a potential financial benefit outside of the Insurance Entities that serves to reduce LAE at the consolidated level (contra LAE). During 2023 these claims related activities generated a financial benefit of $50.4 million compared to $62.4 million during 2022.
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
Income Tax Expense (Benefit)
Income tax expense was $21.5 million for the year ended December 31, 2023, compared to income tax benefit of $5.0 million or the year ended December 31, 2022. Our effective tax rate (“ETR”) increased to 24.4% for the year ended December 31,

2023, as compared to 18.3% for the year ended December 31, 2022. See “Part II—Item 8—Note 12 (Income Taxes)” for a table of items reconciling statutory rates to the effective rate for years 2023 and 2022.
Other Comprehensive Income (Loss)
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

ANALYSIS OF FINANCIAL CONDITION AS OF DECEMBER 31, 2024 COMPARED TO DECEMBER 31, 2023
We believe that the cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of December 31,
Type of Investment	2024	2023
Available-for-sale debt securities	$1,269,079	$1,064,330
Equity securities	77,752	80,495
Other investments, at fair value	16,123	10,434
Investment real estate, net	8,322	5,525
Total	$1,371,276	$1,160,784
Total invested assets were $1.37 billion as of December 31, 2024 compared to $1.16 billion as of December 31, 2023. The increase is primarily attributable to investment of excess cash into the portfolio, unrealized gains on our debt securities and equity portfolios, and increases in net investment income. Cash and cash equivalents were $259.4 million at December 31, 2024 compared to $397.3 million at December 31, 2023, a decrease of 34.7%. See below “—Liquidity and Capital Resources” for more information. Cash and cash equivalents available for investment are invested short-term until needed to settle loss and LAE payments, reinsurance premium payments, and operating cash needs, or until they are deployed by our investment advisors.
See “Part II—Item 8—Consolidated Statements of Cash Flows” and “Item 8—Note 3 (Investments)” for explanations on changes in investments.
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1st to May 31st of the following year. The increase of $26.5 million to $262.7 million as of December 31, 2024 was primarily due to increased reinsurance costs relating to the placement of our 2024-2025 catastrophe reinsurance program beginning on June 1, 2024, less amortization of ceded written premium for the reinsurance costs earned since the beginning of the new program. See “Part II— Item 7— “Reinsurance Program” regarding the Company’s reinsurance placement.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE, and other expenses that are expected to be recovered from reinsurers. The increase of $408.5 million to $627.6 million as of December 31, 2024 was primarily due to ceded losses from Hurricanes Helene and Milton occurring in 2024, net of the settlement and collection of amounts recoverable from reinsurers relating to various other ceded events.
Premiums receivable, net represents amounts receivable from policyholders. The increase in premiums receivable, net of $0.9 million to $77.9 million as of December 31, 2024 is consistent with premium trends including seasonality and consumer payment behaviors.
Deferred policy acquisition costs (“DPAC”) increased by $11.2 million to $121.2 million as of December 31, 2024, and is consistent with written premium trends and changes in commissions paid to agents. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Income taxes payable/recoverable represents the amounts due to/from taxing jurisdictions within one year. An income tax payable arises when current income tax liabilities exceed tax payments, and an income tax recoverable occurs when tax payments exceed current income tax liabilities. As of December 31, 2024, the balance of income taxes payable was $6.6 million, compared to a balance payable of $5.9 million as of December 31, 2023.
Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the year ended December 31, 2024, deferred income tax assets, net decreased by $1.0 million to $42.2 million, primarily due to a decrease in unrealized losses on investments. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
See “Part II—Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE increased by $449.2 million to $959.3 million as of December 31, 2024. The majority of the increase in 2024 was a result of losses recorded in the third and fourth quarters of 2024 for Hurricanes Helene and Milton. Unpaid losses and LAE are net of estimated subrogation recoveries of $69.2 million as of December 31, 2024 compared to $144.1 million as of December 31, 2023.
Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The increase of $69.9 million from December 31, 2023 to $1.06 billion as of December 31, 2024 reflects our increase in direct premiums written.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The decrease of $2.4 million from December 31, 2023 to $46.2 million as of December 31, 2024 reflects customer payment behavior and the payment behavior of mortgage escrow service providers as well as premium trends.
We exclude net negative cash balances, if any, from cash and cash equivalents that we have with any single financial institution based on aggregating the book balance of all accounts at the institution which have the right of offset. If the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Consolidated Balance Sheet to book overdraft. These amounts represent outstanding checks or drafts not yet presented to the financial institution in excess of amounts on deposit at the financial institutions. We maintain a short-term cash investment strategy sweep to maximize investment returns on cash balances. Funds from these sweep accounts are used to meet obligations under outstanding checks and drafts and transferred to the respective financial institutions upon presentment. There were no book overdrafts as of December 31, 2024, compared to $14.6 million as of December 31, 2023. The decrease of $14.6 million is the result of higher cash balances available for offset as of December 31, 2024 compared to December 31, 2023. See “—Liquidity and Capital Resources” for more information.
Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers, and cash advances received from reinsurers, if any. On June 1st of each year, we renew our core catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. These estimated annual costs are increased or decreased during the year based on premium adjustments or as a result of new placements during the year. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which typically runs from June 1st to May 31st. The balance increased by $28.5 million to $220.3 million as of December 31, 2024 as a result of the renewal of the 2024-2025 reinsurance program effective June 1, 2024. See “—Liquidity and Capital Resources” for more information about timing of reinsurance premium installment payments.
Other liabilities and accrued expenses decreased by $42.0 million to $48.6 million as of December 31, 2024, primarily driven by a decrease in amounts payable for securities resulting from trades executed that had not settled as of December 31, 2023.
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
The balance of cash and cash equivalents, excluding restricted cash, as of December 31, 2024 was $259.4 million, compared to $397.3 million at December 31, 2023. See “Part II—Item 8—Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between December 31, 2024 and 2023. This decrease is largely attributable to the investment of excess cash into long-term investments. Our cash investment strategy at times includes cash investments where the right of offset against other bank accounts does not exist. A book overdraft occurs when aggregating the book balance of all accounts at a financial institution for accounts which have the right of offset, and if the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Consolidated Balance Sheet to book overdraft. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st and December 1st, and third-party reinsurance premiums are generally paid in four installments on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. See “Part II—Item 8—Note 15 (Commitments and Contingencies)” and additional discussion below under the caption “—Material Cash Requirements” for more information.
During 2024, there were two significant hurricanes, Hurricane Helene and Milton, which exceeded the Company’s reinsurance attachment point. During 2023, there was one significant hurricane, Hurricane Idalia, which was below the Company’s reinsurance attachment point. The Company’s reinsurance program provides sufficient liquidity in the form of cash advances for paid losses ceded to the reinsurers in the case of weather events with losses above the Company’s reinsurance attachment point. See “—Results of Operations” for more information.
The balance of restricted cash and cash equivalents as of December 31, 2024 and 2023 represents cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business.
Liquidity is required at the holding company for us to cover the payment of holding company general operating expenses, provide for contingencies if needed, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of our tax obligations to taxing authorities, settlement of taxes between subsidiaries in accordance with our tax sharing agreement, capital contributions to subsidiaries or surplus note contributions to the Insurance Entities, if needed, and interest and principal payments on outstanding debt obligations of the holding company. Effective in 2021 for UPCIC and 2022 for APPCIC, the holding company has put in place an ongoing surplus note arrangement with the Insurance Entities, which has been approved by the FLOIR as the Insurance Entities’ domestic regulator. Surplus notes are unsecured debt issued by the Insurance Entities that are subordinated to all claims by policyholders and creditors, with interest and principal payments on the surplus notes to the holding company being made only upon the FLOIR’s express approval. Surplus notes are considered bonds in function and payout structure, but are accounted for as equity in the statutory reporting of the Insurance Entities. The holding company has outstanding with the Insurance Entities $134.0 million in surplus notes and accrued interest as of December 31, 2024. Under the terms of the surplus notes, interest accrues at a variable rate which resets annually (currently 10.70% for 2024) on the outstanding surplus note balances and, if approved by the FLOIR, is payable annually to the holding company. The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. New regulations or changes to existing regulations or their interpretations imposed on the Company and its affiliates may also impact the availability, amount and timing of future dividend payments to the parent. Principal sources of liquidity for the holding company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions paid by third-party reinsurers earned on reinsurance contracts placed by our wholly-owned subsidiary, BARC and policy fees charged to policyholders. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income from those investments. As discussed in “Part II—Item 8—Note 5 (Insurance Operations),” there are limitations on the dividends the Insurance Entities may pay to their immediate parent company, Protection Solutions, Inc. (“PSI,” formerly known as Universal Insurance Holding Company of Florida).
The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Part II—Item 8—Note 5 (Insurance Operations).” Dividends from the Insurance Entities can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by the Insurance Entities to PSI without prior approval (an “ordinary dividend”) is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the years ended December 31, 2024 and 2023 the Insurance Entities did not pay dividends to PSI. As of December 31, 2024, the Insurance Entities did not have the capacity to pay ordinary dividends.
On November 23, 2021, we issued $100.0 million of 5.625% Senior Unsecured Notes due 2026. We used the net proceeds to support the Insurance Entities’ statutory capital requirements and for general corporate purposes. If necessary, the Company also has amounts available under our unsecured revolving loan as discussed in “Part II—Item 8—Note 7 (Long-term debt).”
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
Our insurance operations provide liquidity as premiums are generally received months or even years before potential losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale. The average credit rating on our available-for-sale securities was A+ as of December 31, 2024 and December 31, 2023. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of our available-for-sale securities was 3.4 years as of December 31, 2024 compared to 3.7 years at December 31, 2023. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments.
The Insurance Entities are responsible for losses related to catastrophic events in excess of coverage provided by the Insurance Entities’ reinsurance programs and retentions before our reinsurance protection commences. Also, the Insurance Entities are responsible for all other losses that otherwise may not be covered by the reinsurance programs and any amounts arising in the event of a reinsurer default. Losses or a default by reinsurers may have a material adverse effect on either of the Insurance Entities or on our business, financial condition, results of operations and liquidity. See “Part II—Item 8—Note 3 (Investments)” for more information.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio as of the dates presented (dollars in thousands):

	As of December 31,
	2024	2023
Stockholders’ equity	$373,250	$341,297
Total long-term debt	101,243	102,006
Total capital resources	$474,493	$443,303

Debt-to-total capital ratio	21.3%	23.0%
Debt-to-equity ratio	27.1%	29.9%
Capital resources, net increased by $31.2 million for the year ended December 31, 2024, reflecting a net increase in total stockholders’ equity, partially offset by a decline in long-term debt. The change in stockholders’ equity was the result of our 2024 net income offset by treasury share purchases and dividends to shareholders. See “Part II—Item 8—Consolidated Statements of Stockholders’ Equity” and “Part II—Item 8—Note 8 (Stockholders’ Equity)” for an explanation of changes in treasury stock. The reduction during 2024 in long-term debt was primarily the result of principal payments on long-term debt of $1.5 million offset by amortization of debt issuance costs of $0.7 million on our 5.625% Senior Unsecured Notes due 2026. See “—Liquidity and Capital Resources” for more information.
Additional paid-in-capital increased by $6.7 million primarily from increases in share-based compensation expense of $8.6 million for the year ended December 31, 2024. This was largely offset by common stock value acquired and cancelled through tax withholdings on the intrinsic value of restricted stock units vested for share-based payment transaction of $1.5 million and $0.5 million in connection with the settlement of certain restricted stock units.
The debt-to-total capital ratio is total long-term debt divided by total capital resources, whereas the debt-to-equity ratio is total long-term debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.
Risk-Based Capital Requirements
The Insurance Entities are required annually to comply with the NAIC RBC requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2024, based on calculations using the appropriate NAIC RBC formula, the Insurance Entities reported respective total adjusted capital in excess of the requirements. Failure by the Insurance Entities to maintain the required level of statutory capital and surplus could result in the suspension of their authority to write new or renewal business, other regulatory actions, or ultimately, in the revocation of their certificate of authority by the FLOIR.
Non-GAAP
Adjusted common stockholders’ equity, representing GAAP common stockholders’ equity, excluding accumulated other comprehensive income (loss), was $436.3 million as of December 31, 2024 and $415.4 million as of December 31, 2023.
Adjusted book value per common share, representing adjusted common stockholders’ equity divided by outstanding common shares at the end of the reporting period, was $15.53 as of December 31, 2024 and $14.34 as of December 31, 2023.
Adjusted return on common equity representing actual or annualized adjusted net income (loss) attributable to common stockholders divided by average adjusted common stockholders' equity, with the denominator excluding current period income statement after-tax net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, net of tax, was 12.4% as of December 31, 2024 and 14.7% as of December 31, 2023.
Revolving Loan
As discussed in “Part II—Item 8—Note 7 (Long-term Debt),” the Company entered into a committed and unsecured $50.0 million revolving credit line with JP Morgan Chase Bank, N.A. This agreement succeeded the previous $40.0 million revolving credit line with J.P. Morgan Chase, N.A. As of December 31, 2024, the Company has not borrowed any amount under this revolving loan. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings mature on May 30, 2025, 364 days after the inception date and carries an interest rate of prime rate plus a margin of 2.00% on borrowings. The credit line is subject to annual renewals. The credit line contains customary financial and other covenants, with which the Company is in compliance.

Long-term Debt
In November 2021, we issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”) to certain institutional accredited investors and qualified institutional buyers. The Notes mature on November 30, 2026, at which time the entire $100 million of principal is due and payable. At any time on or after November 30, 2023, the Company may redeem all or part of the Notes. See “Part II—Item 8—Note 7 (Long-term debt)” for additional details. As of December 31, 2024, we were in compliance with all applicable covenants.
We will also continue to evaluate opportunities to access the debt capital markets to raise additional capital. We anticipate any proceeds would be used for general corporate purposes, including investing in the capital and surplus of the Insurance Entities.
In addition to the funds liquidity generated from our operations, we maintain a prudent investment portfolio, mainly consisting of high-grade fixed income securities. Our primary goal is to safeguard capital and ensure sufficient liquidity for potential claims and other financial requirements. The portfolio also aims to achieve a comprehensive return, with a focus on investment income. Our operations have historically produced a steady flow of funds, contributing to the growth of our cash and investments. We have never needed to sell off investments to support our operations or finance activities.
In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term, with quarterly payments of interest based on the 10-year Constant Maturity Treasury Index. As of December 31, 2024, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates. See “Part II—Item 8—Note 7 (Long-term debt)” for additional details. At December 31, 2024, UPCIC was in compliance with the terms of the surplus note and with each of the loan’s covenants as implemented by rules promulgated by the SBA. Total adjusted capital and surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.
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
Common Stock Repurchases
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock, and general market conditions. We will fund the share repurchase program with cash from operations. During 2024, there were two authorized repurchase plans in effect:
•On June 12, 2023, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through June 10, 2025 (the “June 2025 Share Repurchase Program”) pursuant to which we repurchased 1,320,675 shares of our common stock at an aggregate cost of approximately $20.0 million. As of December 31, 2024, we have repurchased all authorized common stock under the June 2025 Share Repurchase Program.
•On March 11, 2024, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through March 11, 2026 (the “March 2026 Share Repurchase Program”) pursuant to which we repurchased 871,427 shares of our common stock at an aggregate cost of approximately $17.4 million. As of December 31, 2024, we have the ability to purchase up to approximately $2.6 million of our common stock under the March 2026 Share Repurchase Program.
In total, during the year ended December 31, 2024, we repurchased an aggregate of 1,079,149 shares of our common stock in the open market at an aggregate purchase price of $21.5 million. Also see “Part II—Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Registrant Purchases of Equity Securities” for share repurchase activity during the three months ended December 31, 2024.
Cash Dividends
The following table summarizes the dividends declared and paid by the Company during the year ended December 31, 2024:

	Dividend	Shareholders	Dividend	Cash Dividend
2024	Declared Date	Record Date	Payable Date	Per Share Amount
First Quarter	February 8, 2024	March 8, 2024	March 15, 2024	$0.16
Second Quarter	April 10, 2024	May 10, 2024	May 17, 2024	$0.16
Third Quarter	July 11, 2024	August 2, 2024	August 9, 2024	$0.16
Fourth Quarter	November 6, 2024	December 6, 2024	December 13, 2024	$0.29

Reinsurance Recoverable
The following table provides total unpaid loss and LAE, net of related reinsurance recoverable for the dates presented (in thousands):

	Years Ended December 31,
	2024	2023
Unpaid loss and LAE, net	$28,115	$44,508
IBNR loss and LAE, net	369,240	282,174
Total unpaid loss and LAE, net	$397,355	$326,682

Reinsurance recoverable on unpaid loss and LAE	$97,250	$49,250
Reinsurance recoverable on IBNR loss and LAE	464,686	134,185
Total reinsurance recoverable on unpaid loss and LAE	$561,936	$183,435
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
The following table provides the statutory loss ratios, expense ratios and combined ratios for the periods indicated for the Insurance Entities:

	Years Ended December 31,
	2024	2023
Loss and LAE Ratio (1)
UPCIC	78%	86%
APPCIC	60%	58%
Expense Ratio (1)
UPCIC	24%	25%
APPCIC	38%	33%
Combined Ratio (1)
UPCIC	102%	111%
APPCIC	98%	91%

(1)The ratios are net of ceded premiums and losses and LAE, including premiums ceded to our catastrophe reinsurers which comprise a significant cost, and losses and LAE ceded to reinsurers. The expense ratio includes management fees and commissions, which are based on market rates, paid to an affiliate of the Insurance Entities in the amount of $55.8 million and $86.8 million for UPCIC for the years ended December 31, 2024 and 2023, respectively, and $2.8 million for APPCIC for each of the years ended December 31, 2024 and 2023, respectively. The management fees and commissions paid to the affiliate are eliminated in consolidation.
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
In 2024, Demotech, Inc. affirmed the Financial Stability Rating® of “A” for the Insurance Entities and Kroll affirmed its insurer financial strength ratings of “A-”. According to Demotech, Inc., the assigned rating represents a company’s continued positive surplus related to policyholders, liquidity of invested assets, an acceptable level of financial leverage, reasonable loss and LAE reserves, and realistic pricing. According to Kroll, its category of “A” ratings, inclusive of A+, A, and A- ratings, indicates an insurer’s financial condition is strong and it is very likely to meet its policy obligations under difficult economic, financial, and business conditions. The ratings of the Insurance Entities are subject to at least annual review by the respective rating agencies, and may be revised upward or downward or revoked at the sole discretion of the rating agencies. Insurer financial stability or financial strength ratings primarily directed towards policyholders, and are not evaluations directed toward the protection of investors in a company, including holders of a company’s common stock, and are not recommendations to buy, sell, or hold securities.
The “A” rating on the 5.625% Senior Unsecured Notes due 2026 was reaffirmed by Egan-Jones Ratings Company in 2024. There are three notches in the rating categories assigned by Egan-Jones Ratings Company (e.g., A-, A, and A+), except for AAA and those deep into speculative grade, i.e., CC, C, and D, which do not have notches. According to Egan-Jones Ratings Company, the assigned rating pertains solely to their view of current and prospective credit quality. Their rating does not address pricing, liquidity, or other risks associated with holding investments in the issuer (UVE). Their rating is dependent on numerous factors including the reliability, accuracy, and quality of the data used in determining the credit rating.
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
MATERIAL CASH REQUIREMENTS
The following table represents our material cash requirements for which cash flows are fixed or determinable as of December 31, 2024 (in thousands):

	Total	Next 12 months	Beyond 12 months
Reinsurance payable and multi-year commitments (1)	$475,438	$294,668	$180,770
Unpaid losses and LAE, direct (2)	959,291	579,412	379,879
Long-term debt (3)	113,934	7,182	106,752
Total material cash requirements	$1,548,663	$881,262	$667,401
(1)The amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Part II—Item 8—Note 15 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through December 31, 2024. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from our reinsurance program. See “Part II—Item 8—Note 4 (Reinsurance).” and Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses).”
(3)Long-term debt consists of a Surplus note and 5.625% Senior Unsecured Notes. See “Part II—Item 8—Note 7 (Long-term debt).”
IMPACT OF INFLATION AND CHANGING PRICES
Our financial statements, prepared under GAAP report historical dollar values and do not adjust for inflation. Our performance is influenced by both interest rates and inflation. We try to anticipate inflation when setting insurance premiums, but there are competitive and regulatory limits. Interest rates impact our investment portfolio’s market value and return rate. Significant and prolonged inflation could materially affect our future liabilities related to loss and LAE.
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
We utilize independent actuaries to help establish liabilities for unpaid losses, anticipated loss recoveries, and LAE. We do not discount the liability for unpaid losses and LAE for financial statement purposes. In establishing the liability for unpaid losses and LAE, actuarial judgment is relied upon in order to make appropriate assumptions to estimate a best estimate of ultimate losses. There are inherent uncertainties associated with this estimation process, especially when a company is undergoing changes in its claims settlement practices, when a company has limited experience in a certain area or when behaviors of policyholders are influenced by external factors and/or market dynamics. As an example, a dramatic change occurred during calendar year 2015 when we realigned our adjusting teams as well as launched our Fast Track initiative, reducing settlement costs and strengthening case reserve adequacy for claims reported during the year. These changes have had a meaningful influence on development pattern selections applied to 2013 through 2017 accident year claims in the reserving estimates for each of the methods described in “Part II—Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses).” More recently, since 2016 there has been a significant increase in efforts to pursue subrogation against third parties responsible for property damage losses to our insureds. As a result, anticipated subrogation recoveries are reviewed and estimated on a stand-alone basis in the Company’s reserve analysis. Market dynamics in Florida include the use of assignments of benefits (“AOB”) and the resulting increase in litigation against the Company. As a result of the use of AOBs, as well as the continued overall increase in represented claims and claims-related abuses in Florida, we have increased our estimates of ultimate losses for the most recent and prior accident years.
Factors Affecting Reserve Estimates
Reserve estimates are developed based on the processes and historical development trends discussed in “Part II—Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” to the consolidated financial statements. These estimates are considered in conjunction with known facts and interpretations of circumstances and factors including our experience with similar cases, actual claims paid, differing payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in law and regulation, judicial decisions, and economic conditions. When these types of changes are experienced, actuarial judgment is applied in the determination and selection of development factors in order to better reflect new trends or expectations. For example, if a change in law is expected to have a significant impact on the development of claim severity, actuarial judgment is applied to determine appropriate development factors that will most accurately reflect the expected impact on that specific estimate. As an example, the Company considered and included the effects of the enacted legislation in developing its ultimate loss projections and reserve estimates as of December 31, 2023, as noted in “Part II—Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” to the consolidated financial statements. Another example would be when a change in economic conditions is expected to affect the cost of repairs to property; actuarial judgment is applied to determine appropriate development factors to use in the reserve estimate that will most accurately reflect the expected impacts on severity development.
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
The estimation of claims and claims expense reserves for catastrophes also comprises estimates of losses from reported and unreported claims, primarily for damage to property. In general, estimates for catastrophe reserves are based on claim adjuster inspections and the application of historical loss development factors as described previously and in “Part II—Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” to the consolidated financial statements. However, depending on the nature of the catastrophe, as noted above, the estimation process can be further complicated. For example, for hurricanes, complications could include the inability of insureds to be able to promptly report losses, a prevalence of solicited and late-reported claims creating or compounding challenges with determining the cause and amount of loss, limitations placed on claims adjusting staff affecting their ability to inspect losses, determining whether losses are covered by our homeowners policy (generally for damage caused by wind or wind driven rain) or are specifically excluded from coverage such as losses caused by flood, estimating additional living expenses or assessing the impact of demand surge and exposure to mold damage. The effects of numerous other considerations, include the timing of a catastrophe in relation to other events, such as at or near the end of a financial reporting period, which can affect the availability of information needed to estimate reserves for that reporting period.

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
In selecting development factors and averages described in “Part II—Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” to the consolidated financial statements, due consideration is given to how the historical experience patterns change from one year to the next over the course of several consecutive years of recent history. Predictions surrounding these patterns drive the estimates that are produced by each method, and are based on statistical techniques that follow standard actuarial practices.
In compliance with annual statutory reporting requirements, our appointed independent actuary provides a Statement of Actuarial Opinion (“SAO”) indicating that carried loss and LAE reserves recorded at each annual balance sheet date make a reasonable provision for all of the Insurance Entities’ unpaid loss and LAE obligations under the terms of contracts and agreements with our policyholders. Recorded reserves are compared to the indicated range provided in the actuary’s report accompanying the SAO. At December 31, 2024, the recorded amount for net loss and LAE falls within the range determined by the Company’s appointed independent actuary.
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

Year Ended December 31, 2024
		Percent Change in
Change in Reserves	Reserves	Net Income
-20.0%	$767,433	227%
-15.0%	815,397	170%
-10.0%	863,362	113%
-5.0%	911,326	57%
Base	959,291	—
5.0%	1,007,256	(57)%
10.0%	1,055,220	(113)%
15.0%	1,103,185	(170)%
20.0%	1,151,149	(227)%
Adequacy of Reserve Estimates
We believe our net loss and LAE reserves and estimated subrogation recoveries are appropriately established based on available methodology, facts, technology, laws, and regulations. We calculate and record a single best reserve estimate, in conformance with generally accepted actuarial standards, for reported and unreported losses, LAE losses and subrogation, and as a result we believe no other estimate is better than our recorded amount.
Due to the uncertainties involved, the ultimate cost of losses and LAE may vary materially from recorded amounts, which are based on our best estimates. The liability for unpaid losses and LAE, net of subrogation at December 31, 2024 is $959.3 million.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense.” This subtopic update requires public business entities to disclose additional information about certain expenses in the notes to the financial statements for both annual and interim periods. The guidance will become effective for the Company in the annual and interim financial statements for the 2027 fiscal year, with early adoption permitted. The Company is still evaluating the impact of this guidance update on the expense disclosures in the Notes to the Consolidated Financial Statements.
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
The following table presents the reconciliation of GAAP revenue to core revenue, which is a non-GAAP measure (in thousands):

	Years Ended December 31,
	2024	2023	2022
GAAP revenue	$1,520,536	$1,391,582	$1,222,658
less: Net realized gains (losses) on investments	(1,315)	(1,229)	348
less: Net change in unrealized gains (losses) on investments	9,936	12,046	(13,145)
Core Revenue	$1,511,915	$1,380,765	$1,235,455

The following table presents the reconciliation of GAAP operating income (loss) to adjusted operating income (loss), which is a non-GAAP measure (in thousands):

	Years Ended December 31,
	2024	2023	2022
GAAP income (loss) before income tax expense (benefit)	$84,611	$88,349	$(27,247)
add: Interest and amortization of debt issuance costs	6,476	6,531	6,609
GAAP operating income (loss)	91,087	94,880	(20,638)
less: Net realized gains (losses) on investments	(1,315)	(1,229)	348
less: Net changes in unrealized gains (losses) on investments	9,936	12,046	(13,145)
Adjusted operating income (loss)	$82,466	$84,063	$(7,841)
The following table presents the reconciliation of operating income (loss) margin to adjusted operating income (loss) margin, which is a non-GAAP measure (in thousands):

	Years Ended December 31,
	2024	2023	2022
GAAP operating income (loss)	$91,087	$94,880	$(20,638)
GAAP revenue	1,520,536	1,391,582	1,222,658
GAAP operating income (loss) margin	6.0%	6.8%	(1.7)%
Adjusted operating income (loss)	82,466	84,063	(7,841)
Core revenue	1,511,915	1,380,765	1,235,455
Adjusted operating income (loss) margin	5.5%	6.1%	(0.6)%
The following table presents the reconciliation of GAAP net income (loss) available to common stockholders to adjusted net income (loss) available to common stockholders, which is a non-GAAP measure (in thousands):

	Years Ended December 31,
	2024	2023	2022
GAAP net income (loss)	$58,928	$66,823	$(22,257)
less: Preferred dividends	10	10	10
GAAP net income (loss) available to common stockholders	58,918	66,813	(22,267)
less: Net realized gains (losses) on investments	(1,315)	(1,229)	348
less: Net changes in unrealized gains (losses) on investments	9,936	12,046	(13,145)
add: Income tax effect on above adjustments	2,121	2,661	(3,148)
Adjusted net income (loss) available to common stockholders	$52,418	$58,657	$(12,618)

Weighted average common shares outstanding - Diluted	29,274	30,147	30,751
Diluted earnings (loss) per common share	$2.01	$2.22	$(0.72)
Diluted adjusted earnings (loss) per common share	$1.79	$1.95	$(0.41)

The following table presents the reconciliation of GAAP stockholders’ equity to adjusted stockholders’ equity and book value per common share to adjusted book value per common share, which is a non-GAAP measure (in thousands):

	As of
	December 31,	December 31,	December 31,
	2024	2023	2022
GAAP Stockholders' equity	$373,250	$341,297	$287,896
less: Preferred equity	100	100	100
Common stockholders' equity	373,150	341,197	287,796
less: Accumulated other comprehensive income (loss)	(63,166)	(74,172)	(103,782)
Adjusted common stockholders' equity	$436,316	$415,369	$391,578

Common shares outstanding	28,096	28,966	30,389
Book value per common share	$13.28	$11.78	$9.47
Adjusted book value per common share	$15.53	$14.34	$12.89
The following table presents the reconciliation of GAAP ROCE to adjusted ROCE, which is a non-GAAP measure (in thousands):

	Years Ended December 31,
	2024	2023	2022
Actual net income (loss) available to common stockholders'	$58,918	$66,813	$(22,267)
Average common stockholders' equity	$357,174	$314,497	$358,699
ROCE	16.5%	21.2%	(6.2)%
Adjusted net income (loss) available to common stockholders	$52,418	$58,657	$(12,618)
Adjusted average common stockholders' equity*	$422,593	$399,396	$423,199
Adjusted ROCE	12.4%	14.7%	(3.0)%
*Adjusted average common stockholders’ equity excludes current period after-tax net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”), and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of December 31, 2024 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
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
See “Part II—Item 8—Note 3 (Investments)” and “Item 1—Business—Investments” for more information about our Financial Instruments.
Interest Rate Risk
Interest rate risk is the sensitivity of the fair market value of a fixed rate Financial Instrument to changes in interest rates. Generally, when interest rates rise, the fair market value of our fixed rate Financial Instruments declines.

The following tables provide information about our fixed income Financial Instruments as of December 31, 2024 compared to December 31, 2023, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	December 31, 2024
	2025	2026	2027	2028	2029	Thereafter	Other	Total
Amortized cost	$158,437	$209,968	$248,992	$125,914	$129,322	$477,397	$3,502	$1,353,532
Fair market value	$156,618	$204,367	$240,785	$120,510	$120,451	$422,974	$3,374	$1,269,079
Coupon rate	3.21%	3.01%	2.95%	3.68%	3.61%	3.47%	4.77%	3.30%
Book yield	2.80%	2.66%	3.07%	3.40%	3.20%	3.16%	1.23%	3.03%
* Years to effective maturity - 4.1 years

	December 31, 2023
	2024	2025	2026	2027	2028	Thereafter	Other	Total
Amortized cost	$92,428	$160,575	$185,761	$166,111	$103,731	$450,811	$3,502	$1,162,919
Fair market value	$91,247	$153,712	$173,781	$153,506	$97,304	$391,765	$3,015	$1,064,330
Coupon rate	2.77%	2.96%	2.73%	2.71%	3.41%	3.02%	4.22%	2.94%
Book yield	2.34%	2.16%	2.01%	2.11%	2.94%	2.49%	1.38%	2.34%
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
The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	December 31, 2024		December 31, 2023
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$14,409	18.5%	$15,438	19.2%
Mutual funds and other	63,343	81.5%	65,057	80.8%
Total equity securities	$77,752	100.0%	$80,495	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at December 31, 2024 and 2023 would have resulted in a decrease of $15.6 million and $16.1 million, respectively, in the fair value of those securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Universal Insurance Holdings, Inc.
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Universal Insurance Holdings, Inc. (the “Company”) as of December 31, 2024 and 2023; the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2024; and the related notes and schedules (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee Sponsoring Organizations of the Treadway Commission (the “COSO framework”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the COSO framework.
Basis for Opinion
The Company's management is responsible for these financial statements; maintaining effective internal control over financial reporting; and its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liability for Unpaid Losses and Loss Adjustment Expenses - Refer to Notes 2 and 17 to the Consolidated Financial Statements
Critical Audit Matter Description
The Company’s estimated liability for unpaid losses and loss adjustment expenses (LAE) totaled $959.3 million at December 31, 2024. The balance consists of three components: (1) an amount determined from current loss reports for individual cases reported but unpaid based on past experience of similar cases settled, (2) an amount for claims incurred but not reported and development of reported claims based on a range of actuarial methodologies and assumptions, and (3) an amount for expenses for investigating and the settlement of reported and unreported claims. Estimating the liability for unpaid losses and LAE requires significant judgment relating to factors such as claim development patterns, severity, type and jurisdiction of loss, economic conditions, legislative developments, and a variety of actuarial assumptions. Management engages an independent actuarial firm to prepare an actuarial analysis of unpaid losses and LAE and provides a statement of actuarial opinion on management’s estimate of unpaid losses and LAE. Estimating the liability for unpaid losses and LAE is inherently uncertain, dependent on management’s judgment, and significantly impacted by claim and actuarial factors and conditions that may change over time. Catastrophe losses are an inherent risk of the property and casualty insurance industry that have contributed, and will continue to contribute, to potentially material year-to-year fluctuations in results of operations and financial position of the Company. The effects of numerous considerations, include the timing of a catastrophe in relation to other events, such as at or near the end of a financial reporting period, can affect the availability of information needed to estimate reserves for that reporting period. The ultimate settlement of unpaid losses and LAE may vary materially from the recorded liability, and such variance may adversely affect the Company’s financial results. For these reasons, we identified the estimate of unpaid losses and LAE as a critical audit matter, as it involved especially subjective auditor judgment.
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
•We tested the completeness, integrity, and accuracy of the underlying data used by the Company’s actuary, such as paid loss data, case reserve data, loss adjustment expense data, subrogation recovery data, and loss development tables.
•We evaluated management’s prior year estimate for unpaid losses and LAE and the factors leading to changes in the estimate recognized in the current year. We assessed the reasonableness of management’s revisions to the estimate for unpaid losses and LAE, as disclosed in Note 17 to the consolidated financial statements.
•With assistance from our actuarial specialist, we evaluated the appropriateness and respective weighting of the actuarial methodologies selected by management used to develop the unpaid losses and LAE reserve estimate, including evaluation of catastrophe loss events independently from other non-catastrophe loss events. As part of this evaluation, we tested the reasonableness of significant assumptions by comparing them to current and forecasted company and industry data.
/s/ Plante & Moran, PLLC
We have served as the Company’s auditor since 2002.
East Lansing, Michigan
February 28, 2025

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2024	2023
ASSETS
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $1,018 and $566 (amortized cost: $1,353,532 and $1,162,919)	$1,269,079	$1,064,330
Equity securities, at fair value (cost: $79,917 and $91,052)	77,752	80,495
Other investments, at fair value (cost: $8,794 and $4,794)	16,123	10,434
Investment real estate, net	8,322	5,525
Total invested assets	1,371,276	1,160,784
Cash and cash equivalents	259,441	397,306
Restricted cash and cash equivalents	2,635	2,635
Prepaid reinsurance premiums	262,716	236,254
Reinsurance recoverable	627,617	219,102
Premiums receivable, net	77,936	77,064
Property and equipment, net	48,653	47,628
Deferred policy acquisition costs	121,178	109,985
Deferred income tax asset, net	42,163	43,175
Other assets	28,246	22,628
Total assets	$2,841,861	$2,316,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$959,291	$510,117
Unearned premiums	1,060,446	990,559
Advance premium	46,237	48,660
Income taxes payable	6,561	5,886
Book overdraft	—	14,597
Reinsurance payable, net	220,328	191,850
Commission payable	25,931	20,989
Other liabilities and accrued expenses	48,574	90,600
Long-term debt, net	101,243	102,006
Total liabilities	2,468,611	1,975,264
Commitments and Contingencies (Note 15)
STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference - $9.99 and $9.99 per share
Common stock, $.01 par value	475	472
Authorized shares - 55,000
Issued shares - 47,478 and 47,269
Outstanding shares - 28,096 and 28,966
Treasury shares, at cost - 19,382 and 18,303	(282,693)	(260,779)
Additional paid-in capital	121,781	115,086
Accumulated other comprehensive income (loss), net of taxes	(63,166)	(74,172)
Retained earnings	596,853	560,690
Total stockholders’ equity	373,250	341,297
Total liabilities and stockholders’ equity	$2,841,861	$2,316,561

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
REVENUES
Direct premiums written	$2,069,692	$1,921,833	$1,845,786
Change in unearned premium	(69,887)	(46,704)	(86,085)
Direct premium earned	1,999,805	1,875,129	1,759,701
Ceded premium earned	(626,732)	(623,193)	(631,075)
Premiums earned, net	1,373,073	1,251,936	1,128,626
Net investment income	59,148	48,449	25,785
Net realized gains (losses) on investments	(1,315)	(1,229)	348
Net change in unrealized gains (losses) on investments	9,936	12,046	(13,145)
Commission revenue	51,792	54,058	53,168
Policy fees	19,490	18,881	20,182
Other revenue	8,412	7,441	7,694
Total revenues	1,520,536	1,391,582	1,222,658
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	1,087,366	992,636	938,399
General and administrative expenses	342,083	304,066	304,897
Total operating costs and expenses	1,429,449	1,296,702	1,243,296
Interest and amortization of debt issuance costs	6,476	6,531	6,609
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	84,611	88,349	(27,247)
Income tax expense (benefit)	25,683	21,526	(4,990)
NET INCOME (LOSS)	$58,928	$66,823	$(22,257)
Basic earnings (loss) per common share	$2.07	$2.24	$(0.72)
Weighted average common shares outstanding - Basic	28,498	29,829	30,751
Diluted earnings (loss) per common share	$2.01	$2.22	$(0.72)
Weighted average common shares outstanding - Diluted	29,274	30,147	30,751
Cash dividend declared per common share	$0.77	$0.77	$0.77

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2024	2023	2022
Net income (loss)	$58,928	$66,823	$(22,257)
Other comprehensive income (loss), net of taxes	11,006	29,610	(88,214)
Comprehensive income (loss)	$69,934	$96,433	$(110,471)

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 and 2022
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2021	(15,797)		47,018	10	$470	$—	$108,202	$563,713	$(15,568)	$(227,115)	$429,702
Vesting of performance share units	(9)	(A)	33	—	1	—	(1)	—	—	(104)	(104)
Grants of restricted stock awards			53	—	—	—	—	—	—	—	—
Vesting of restricted stock units	(27)	(A)	111	—	1	—	(1)	—	—	(314)	(314)
Retirement of treasury shares	36	(A)	(36)	—	—	—	(418)	—	—	418	—
Purchases of treasury stock	(993)		—	—	—	—	—	—	—	(11,643)	(11,643)
Share-based compensation	—		—	—	—	—	4,727	—	—	—	4,727
Net income (loss)	—		—	—	—	—	—	(22,257)	—	—	(22,257)
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	(88,214)	—	(88,214)
Declaration of dividends ($0.77 per common share and $1.00 per preferred share)	—		—	—	—	—	—	(24,001)	—	—	(24,001)
Balance, December 31, 2022	(16,790)		47,179	10	472	—	112,509	517,455	(103,782)	(238,758)	287,896
Vesting of performance share units	(6)	(A)	16	—	—	—	—	—	—	(64)	(64)
Grants of restricted stock awards	—		36	—	—	—	—	—	—	—	—
Vesting of restricted stock units	(16)	(A)	48	—	—	—	—	—	—	(160)	(160)
Stock option exercise	(82)	(A)	94	—	—	—	1,391	—	—	(115)	1,276
Retirement of treasury shares	104	(A)	(104)	—	—	—	(1,730)	—	—	339	(1,391)
Purchases of treasury stock, including excise tax	(1,513)		—	—	—	—	—	—	—	(22,021)	(22,021)
Share-based compensation	—		—	—	—	—	5,006	—	—	—	5,006
Other (B)	—		—	—	—	—	(2,090)				(2,090)
Net income (loss)	—		—	—	—	—	—	66,823	—	—	66,823
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	29,610	—	29,610
Declaration of dividends ($0.77 per common share and $1.00 per preferred share)	—		—	—	—	—	—	(23,588)	—	—	(23,588)
Balance, December 31, 2023	(18,303)		47,269	10	472	—	115,086	560,690	(74,172)	(260,779)	341,297
Grants of restricted stock awards	—		28	—	—	—	—	—	—	—	—
Vesting of restricted stock units	(68)	(A)	248	—	3	—	(3)	—	—	(1,418)	(1,418)
Stock option exercises	(2)	(A)	3	—	—	—	54	—	—	(55)	(1)
Retirement of treasury shares	70	(A)	(70)	—	—	—	(1,473)	—	—	1,473	—
Purchases of treasury stock, including excise tax	(1,079)		—	—	—	—	—	—	—	(21,914)	(21,914)
Share-based compensation	—		—	—	—	—	8,627	—	—	—	8,627
Other (B)	—		—	—	—	—	(510)	—	—	—	(510)
Net income (loss)	—		—	—	—	—	—	58,928	—	—	58,928
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	11,006	—	11,006
Declaration of dividends ($0.77 per common share and $1.00 per preferred share)	—		—	—	—	—	—	(22,765)	—	—	(22,765)
Balance, December 31, 2024	(19,382)		47,478	10	$475	$—	$121,781	$596,853	$(63,166)	$(282,693)	$373,250

(A)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of stock options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.
(B)
As of December 31, 2024 and December 31, 2023, the Other line within Paid-in Capital includes $0.5 million and $2.1 million, respectively, in connection with the cash settlement of certain restricted stock units.

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net Income (loss)	$58,928	$66,823	$(22,257)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	548	504	708
Depreciation and amortization	6,117	7,313	7,296
Amortization of share-based compensation	8,117	2,916	4,727
Amortization of debt issuance costs	708	708	703
Provision for (or reversal of) credit losses on available-for-sale debt securities	452	(354)	431
Book overdraft increase (decrease)	(14,597)	14,597	(26,759)
Net realized (gains) losses on sale of investments	1,315	1,229	(348)
Net change in unrealized (gains) losses on investments	(9,936)	(12,046)	13,145
Amortization of premium/accretion of discount, net	3,753	6,563	8,125
Deferred income taxes	(2,570)	4,409	(12,126)
Excess tax (benefit) shortfall from share-based compensation	1,205	(20)	222
Loss (gain) on disposal of assets	104	642	(21)
Net change in assets and liabilities relating to operating activities:
Prepaid reinsurance premiums	(26,462)	46,173	(41,434)
Reinsurance recoverable	(408,515)	589,748	(623,261)
Income taxes payable	(530)	5,886	—
Premiums receivable, net	(1,433)	(7,992)	(5,358)
Accrued investment income	(1,584)	(1,332)	(2,059)
Income taxes recoverable	—	1,548	15,197
Deferred policy acquisition costs, net	(11,193)	(6,331)	5,168
Other assets	(8,041)	(3,000)	(853)
Unpaid losses and loss adjustment expenses	449,174	(528,673)	692,574
Unearned premiums	69,887	46,705	86,085
Commission payable	4,942	2,448	(3,774)
Reinsurance payable, net	28,478	(192,654)	195,842
Other liabilities and accrued expenses	(9,086)	31,465	31,272
Advance premium	(2,423)	(6,304)	1,270
Net cash provided by (used in) operating activities	137,358	70,971	324,515
Cash flows from investing activities:
Proceeds from sale of property and equipment	108	42	97
Purchases of property and equipment	(7,368)	(4,019)	(4,899)
Purchases of equity securities	(3,240)	(33,455)	(76,629)
Purchases of available-for-sale debt securities	(384,892)	(146,424)	(200,011)
Purchases of other investments	—	(4,794)	—
Purchases of investment real estate, net	(2,764)	—	(6)
Proceeds from sales of equity securities	13,854	45,095	34,178
Proceeds from sales of available-for-sale debt securities	49,128	19,222	29,439
Maturities of available-for-sale debt securities	107,082	109,082	68,970
Net cash provided by (used in) investing activities	(228,092)	(15,251)	(148,861)
Cash flows from financing activities:
Debt issuance costs paid	—	—	(140)
Preferred stock dividend	(10)	(10)	(10)
Common stock dividend	(22,316)	(23,279)	(23,774)
Purchase of treasury stock, inclusive of excise taxes paid	(21,914)	(22,021)	(11,643)
Payments related to tax withholding for share-based compensation	(1,420)	(339)	(418)
Repayment of debt	(1,471)	(1,471)	(1,471)
Net cash provided by (used in) financing activities	(47,131)	(47,120)	(37,456)
The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash and cash equivalents, and restricted cash and cash equivalents:
Net increase (decrease) during the period	(137,865)	8,600	138,198
Balance, beginning of period	399,941	391,341	253,143
Balance, end of period	$262,076	$399,941	$391,341

Supplemental cash and non-cash flow disclosures:
Interest paid	$5,768	$5,823	$5,797
Income taxes paid	$27,570	$9,702	$4,202
Income tax refund	$—	$5	$12,485
The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Consolidated Balance Sheets (in thousands):

	As of December 31,
	2024	2023	2022
Cash and cash equivalents	$259,441	$397,306	$388,706
Restricted cash and cash equivalents (1)	2,635	2,635	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$262,076	$399,941	$391,341
(1) See “—Note 5 (Insurance Operations),” for a discussion of the nature of the restrictions for restricted cash and cash equivalents.

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations, Basis of Presentation and Consolidation
Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution, and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC,” and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance offered in 19 states as of December 31, 2024, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
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
The Consolidated Financial Statements have been prepared in conformity with: (i) United States (“U.S.”) generally accepted accounting principles in the United States of America (“GAAP”); and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Consolidated Financial Statements include the accounts of UVE and its wholly-owned subsidiaries, as well as variable interest entities (“VIE”) in which the Company is determined to be the primary beneficiary. All material intercompany balances and transactions have been eliminated in consolidation.
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recently Adopted Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company has adopted all required disclosures. Refer to “—Note 3 (Investments)” for updated disclosures associated with the adoption of the ASU.
The Company adopted ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, which amends existing disclosure requirements for segment reporting and requires public entities to provide in interim and annual reporting, disclosures of significant segment expenses and other segment items, the title and position of the chief operating decision maker (“CODM”) and explain how the CODM uses reported segment information in making business decisions. Our operations are managed under a single business and reporting segment, and the ASU mandates that single-segment companies adhere to the revised segment disclosure rules. All the disclosures about a reportable segment’s profit or loss and assets currently required annually under existing segment disclosure rules now apply to interim periods. The guidance is applied retrospectively to all periods presented in financial statements and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. See “—Note 20 (Segment Reporting)” for additional information.

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
Accrued interest receivable on available-for-sale securities totaled $9.9 million and $8.3 million as of December 31, 2024 and December 31, 2023, respectively and is evaluated in the estimate for credit losses. Accrued interest receivable is included under Other Assets in the Consolidated Balance Sheet.
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
Other Investments Measured at Net Asset Value. For certain investments with ownership interest at five percent or less, the Company uses the net asset value method (“NAV”) to estimate the fair value of these investments. The Company generally recognizes its share of the limited partnerships’ earnings or losses on a three-month lag. Due to the lag, the Company may record an adjustment to the Company’s most recent share of net asset value when the amount can be reasonably estimated, and a material impact on the net asset value is expected. Net investment income or loss from limited partnerships represents a net aggregate amount of operating results allocated to the Company based on the percentage of ownership interest in each limited partnership.
Assets Held for Sale. The Company considers properties, including land, to be assets held for sale when (1) management commits to a plan to sell the property; (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and the Company expects the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and the Company ceases depreciation. Assets held for sale are stated separately in the accompanying Consolidated Balance Sheets. There were no assets held for sale as of December 31, 2024 and December 31, 2023.
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
Premiums Receivable. Generally, premiums are collected prior to or during the policy period as permitted under the Insurance Entities’ payment plans. Credit risk is minimized through the effective administration of policy payment plans whereby the rules governing policy cancellation minimize circumstances in which the Company extends insurance coverage without having received the corresponding premiums. The Company performs a policy-level evaluation to determine the extent the premiums receivable balance exceeds the unearned premiums balance. Under ASC 326 and given the short-term nature of these receivables, the Company employed the aging method to estimate credit losses by pooling receivables based on the levels of delinquency and evaluating current conditions and reasonable and supportable forecasts. As of the years ended December 31, 2024 and 2023, the Company recorded estimated credit losses of $0.5 million and $0.6 million, respectively.
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
Provision for Premium Deficiency. It is the Company’s policy to evaluate and recognize losses on insurance contracts when estimated future claims, unamortized policy acquisition costs and expected policy maintenance costs under a group of existing contracts will exceed anticipated future premiums. No accruals for premium deficiency were considered necessary as of December 31, 2024 and 2023.
Reinsurance. Ceded written premium is recorded upon the effective date of the reinsurance contracts and earned over the contract period. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreements and consistent with the establishment of the gross insurance liability to the Company. Reinsurance premiums, losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Under ASC 326 and given the short-term nature of these receivables, the Company considered the effects of credit enhancements (i.e. funds withheld liability, letters of credit, and trust arrangements) and other qualitative factors that allowed it to conclude there was no material risk exposure. There is no estimated credit loss allowance as of December 31, 2024 and December 31, 2023.
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
Fair Value Measurements. The Company’s policy is to record transfers of assets and liabilities, if any, between Level 1, Level 2, and Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. There were no transfers during the years ended December 31, 2024 or 2023.
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
Statutory Accounting. UPCIC and APPCIC are highly regulated and prepare and file financial statements in conformity with the statutory accounting practices prescribed or permitted by the Florida Office of Insurance Regulation (the “FLOIR”) and the National Association of Insurance Commissioners (“NAIC”), which differ from GAAP. The FLOIR requires insurance companies domiciled in Florida to prepare their statutory financial statements in accordance with the NAIC Accounting

Practices and Procedures Manual (the “Manual”), as modified by the FLOIR. Accordingly, the admitted assets, liabilities and capital and surplus of UPCIC and APPCIC as of December 31, 2024 and 2023 and the results of operations and cash flows, for the years ended December 31, 2024, 2023 and 2022, for their regulatory filings have been prepared in accordance with statutory accounting principles as promulgated by the FLOIR and the NAIC. The statutory accounting principles are more restrictive than GAAP and are designed primarily to demonstrate the ability to meet obligations to policyholders and claimants.
Business Segment. The Company is a vertically integrated insurance holding company performing all aspects of property and casualty insurance underwriting, distribution, and claims. The Company conducts business as a single operating segment as a property and casualty insurer, which is based upon the Company’s organizational and management structure, as well as information used by the Company’s Chief Executive Office (the chief operating decision maker “CODM”) to allocate the Company’s resources.

NOTE 3 – INVESTMENTS

Available-for-Sale Securities
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	December 31, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$20,284	$—	$35	$(572)	$19,747
Corporate bonds	920,337	(894)	1,580	(52,075)	868,948
Mortgage-backed and asset-backed securities	387,538	—	1,041	(31,549)	357,030
Municipal bonds	15,893	(3)	—	(1,536)	14,354
Redeemable preferred stock	9,480	(121)	23	(382)	9,000
Total	$1,353,532	$(1,018)	$2,679	$(86,114)	$1,269,079

	December 31, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$23,886	$—	$49	$(677)	$23,258
Corporate bonds	779,177	(469)	1,097	(64,091)	715,714
Mortgage-backed and asset-backed securities	334,460	—	969	(32,283)	303,146
Municipal bonds	15,916	(4)	—	(1,873)	14,039
Redeemable preferred stock	9,480	(93)	—	(1,214)	8,173
Total	$1,162,919	$(566)	$2,115	$(100,138)	$1,064,330

The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	December 31, 2024		December 31, 2023
		% of Total		% of Total
Average Credit Ratings	Fair Value	Fair Value	Fair Value	Fair Value
AAA	$378,732	29.9%	$333,516	31.3%
AA	146,456	11.5%	128,249	12.0%
A	425,503	33.5%	356,090	33.5%
BBB	313,265	24.7%	245,823	23.1%
No Rating Available	5,123	0.4%	652	0.1%
Total	$1,269,079	100.0%	$1,064,330	100.0%
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
The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:
Agency	$194,400	$171,531	$165,507	$145,686
Non-agency	58,722	51,940	63,729	55,102
Asset-backed securities:
Auto loan receivables	60,087	60,326	53,686	52,869
Credit card receivables	9,702	9,769	3,414	3,428
Other receivables	64,627	63,464	48,124	46,061
Total	$387,538	$357,030	$334,460	$303,146
The following tables summarize available-for-sale debt securities, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	December 31, 2024
	Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	$12,962	$(193)	$2,727	$(379)
Corporate bonds	44,049	(1,780)	283,877	(25,336)
Mortgage-backed and asset-backed securities	64,516	(1,567)	179,865	(29,935)
Municipal bonds	1,244	(53)	9,624	(1,099)
Redeemable preferred stock	—	—	825	(84)
Total	$122,771	$(3,593)	$476,918	$(56,833)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	$9,045	$(108)	$6,811	$(569)
Corporate bonds	1,387	(9)	365,893	(37,088)
Mortgage-backed and asset-backed securities	18,150	(316)	216,220	(31,967)
Municipal bonds	293	(1)	7,010	(1,069)
Redeemable preferred stock	529	(30)	1,052	(158)
Total	$29,404	$(464)	$596,986	$(70,851)
Unrealized losses on available-for-sale debt securities in the above table as of December 31, 2024 and 2023 have not been recognized into income as credit losses because the issuers are of high credit quality (investment grade securities), management does not intend to sell nor does it believe it is more likely than not it will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.
The table of expected credit losses below presents the beginning and ending balances, along with the provision for or reversal of credit loss expenses, categorized by security type. This information pertains to available-for-sale debt securities that are in an unrealized loss position, necessitating a credit allowance (in thousands):

	Corporate Bonds	Municipal Bonds	Redeemable Preferred Stock	Total Expected Credit Losses
Balance, December 31, 2022	$729	$2	$189	$920
Provision for (or reversal of) credit loss expense	(260)	2	(96)	(354)
Balance, December 31, 2023	469	4	93	566
Provision for (or reversal of) credit loss expense	425	(1)	28	452
Balance, December 31, 2024	$894	$3	$121	$1,018
See “—Note 2 (Summary of Significant Accounting Policies — Allowance for Credit Losses-Available-For-Sale Securities)” for more information about the methodology and significant inputs used to measure the amount related to expected credit losses on available-for-sale debt securities.
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	December 31, 2024
	Amortized Cost	Fair Value
Due in one year or less	$158,437	$156,618
Due after one year through five years	714,196	686,113
Due after five years through ten years	446,710	396,986
Due after ten years	30,687	25,987
Perpetual maturity securities	3,502	3,375
Total	$1,353,532	$1,269,079
All securities, except those with perpetual maturities, were categorized in the table above utilizing years to effective maturity. Effective maturity takes into consideration all forms of potential prepayment, such as call features or prepayment schedules, that shorten the lifespan of contractual maturity dates.

The following table provides certain information related to available-for-sale debt securities and equity securities, during the periods presented (in thousands):

	Years Ended December 31,
	2024	2023	2022
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$156,210	$128,304	$98,409
Equity securities	$13,854	$45,095	$34,178
Gross realized gains on sale of securities:
Available-for-sale debt securities	$704	$36	$242
Equity securities	$1,347	$1,744	$2,240
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(1,499)	$(1,527)	$(2,060)
Equity securities	$(1,867)	$(1,482)	$(74)

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023	2022
Available-for-sale debt securities	$35,428	$24,793	$18,699
Equity securities	3,647	4,019	3,288
Cash and cash equivalents (1)	22,185	21,448	5,945
Other (2)	569	523	492
Total investment income	61,829	50,783	28,424
Less: Investment expenses (3)	(2,681)	(2,334)	(2,639)
Net investment income	$59,148	$48,449	$25,785

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.
Equity Securities
The following table provides the unrealized gains and (losses) recognized for the periods presented on equity securities still held at the end of the reported period (in thousands):

	Years Ended December 31,
	2024	2023	2022
Unrealized gains (losses) recognized during the reported period on equity securities still held at the end of the reported period	$7,194	$3,723	$(13,197)

Investment Real Estate

Investment real estate consisted of the following as of the dates presented (in thousands):

	As of December 31,
	2024	2023
Income Producing:
Investment real estate	$10,102	$7,097
Less: Accumulated depreciation	(1,780)	(1,572)
Investment real estate, net	$8,322	$5,525
The following table provides the depreciation expense related to investment real estate for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023	2022
Depreciation expense on investment real estate	$208	$186	$186

Other Investments
The Company has an ownership interests in limited partnerships that are not registered or readily tradable on a securities exchange. These partnerships are with private equity funds managed by general partners who make decisions with regard to financial policies and operations. As such, the Company is not the primary beneficiary and does not consolidate these partnerships.
The fair value of the Company's investments in certain private equity funds is also determined using Net Asset Value. The timing of the delivery of the funds’ financial statements and financial information is on a three-month lag which results in a three-month delay in the recognition of our share of the change in Net Asset Value. Effective in 2024, as this is the best information available, it will be used for the estimate of the net asset value as well as the fair value, unless conditions have changed significantly in the economy or securities markets. In such a case, we will adjust our estimate with the assistance from the general partner.
The fair value of the other investments reported at net asset value consisted of the following as of the date presented (in thousands):

	As of December 31, 2024
	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Investments in private equity limited partnerships - Net Asset Value (a)	$3,921	$—	N/A	N/A
Total	$3,921	$—
(a)This class includes private equity funds that invest in cybersecurity companies are subject to a contractual restriction on the transfer or sale by the Company prior to liquidation or dissolution of the partnership agreement by the general partner. Distributions are received through liquidation of the underlying assets of the fund. The fair value of these assets have been estimated using the net asset value (NAV) per share of investments. It is estimated that these investments will be liquidated over 4 to 9 years.

As of December 31, 2023, there were no investments in private equity limited partnerships reported at net asset value, nor related unfunded commitments.
Other investments consisted of the following as of the dates presented (in thousands):

	As of December 31,
	2024	2023
Investments in private equity limited partnerships reported at fair value	$12,202	$10,434
Investments in private equity limited partnerships reported at net asset value	3,921	—
Total Investments in private equity limited partnerships	$16,123	$10,434

The limited partnership investments are subject to a contractual restriction on the transfer or sale by the Company prior to liquidation or dissolution of the partnership agreement by the general partner. This restriction lapses upon the dissolution of the partnership or upon the written consent of the general partner and its Board of Directors.
The following table provides the unrealized gains (losses) recognized for the periods presented on investment in private equity limited partnership still held at the end of the reported period (in thousands):

	Years Ended December 31,
	2024	2023	2022
Unrealized gains (losses) recognized during the reported period on investment in private equity limited partnership reported at fair value still held at the end of the reported period	$1,768	$5,640	$—
Unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships reported at net asset value still held at the end of the reported period	(79)	—	—
Total unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships still held at the end of the reported period	$1,689	$5,640	$—
At December 31, 2024 and 2023 the Company’s net cumulative contributed capital to the limited partnerships totaled $4.8 million and $4.8 million, respectively.
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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of December 31, 2024
		Standard
	AM Best	and Poor’s Rating	Moody’s Investors	Due from as of December 31,
Reinsurer	Company	Services, Inc.	Service, Inc.	2024	2023
Various Lloyd’s of London Syndicates (1)	A+	AA-	n/a	$282,826	$22,832
Markel Bermuda Ltd.	A	A	A	94,173	—
Florida Hurricane Catastrophe Fund “FHCF” (2)	n/a	n/a	n/a	81,375	91,275
DaVinci Reinsurance Ltd.	A	A+	A	73,645	—
Everest Reinsurance Co	A+	A+	A	47,807	—
Renaissance Reinsurance Ltd.	A+	A+	A	35,808	—
Total (3)				$615,634	$114,107
(1)No rating available for Moody’s Investors Service, Inc.
(2)No rating is available, because the fund is not rated.
(3)Amounts represent prepaid reinsurance premiums and net recoverables for paid and unpaid losses, including incurred but not reported reserves, and loss adjustment expenses.

The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statements of Income for the periods presented (in thousands):

	For the Year Ended December 31, 2024
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$2,069,692	$1,999,805	$1,785,133
Ceded	(653,193)	(626,732)	(697,767)
Net	$1,416,499	$1,373,073	$1,087,366

	For the Year Ended December 31, 2023
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,921,833	$1,875,129	$1,046,854
Ceded	(577,020)	(623,193)	(54,218)
Net	$1,344,813	$1,251,936	$992,636

	For the Year Ended December 31, 2022
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,845,786	$1,759,701	$1,972,541
Ceded	(672,508)	(631,075)	(1,034,142)
Net	$1,173,278	$1,128,626	$938,399
The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Consolidated Balance Sheets as of the dates presented (in thousands):

	As of December 31,
	2024	2023
Prepaid reinsurance premiums	$262,716	$236,254
Reinsurance recoverable on paid losses and LAE	$65,681	$35,667
Reinsurance recoverable on unpaid losses and LAE	561,936	183,435
Reinsurance recoverable	$627,617	$219,102

NOTE 5 – INSURANCE OPERATIONS
Deferred Policy Acquisition Costs
The Company defers certain costs in connection with written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023	2022
DPAC, beginning of year	$109,985	$103,654	$108,822
Capitalized Costs	239,525	217,286	212,067
Amortization of DPAC	(228,332)	(210,955)	(217,235)
DPAC, end of year	$121,178	$109,985	$103,654
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
In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of December 31, 2024, UPCIC and APPCIC currently are not able to pay any ordinary dividends during 2025. For the years ended December 31, 2024 and 2023, no dividends were paid from the Insurance Entities to PSI.
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

	As of December 31,
	2024*	2023
Statutory capital and surplus
UPCIC	$385,530	$350,933
APPCIC	$27,985	$25,526
Ten percent of total liabilities
UPCIC	$161,438	$151,367
APPCIC	$3,179	$2,398

* Unaudited
As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement. The Insurance Entities also met the capitalization requirements of the other states in which they are licensed as of December 31, 2024. Annually, the Insurance Entities each are also required to adhere to prescribed premium-to-capital surplus ratios and each have met those requirements. Statutory capital and surplus for UPCIC at December 31, 2024 includes a $12.1 million capital contribution funded in February 2025 by UVE through PSI, the Insurance Entities’ parent company, but permitted to be included in the statutory capital and surplus at December 31, 2024 with the permission of the FLOIR under statutory accounting principles. This contribution was not recognized on a U.S. GAAP basis.
The following table summarizes combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Years Ended December 31,
	2024*	2023	2022
Combined net income (loss)	$15,398	$(97,144)	$(141,777)

* Unaudited

The Insurance Entities each are required annually to comply with the NAIC risk-based capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of a weak or deteriorating condition. As of December 31, 2024, based on calculations using the appropriate NAIC RBC formula, the Insurance Entities each reported total adjusted capital in excess of the requirements.
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	As of December 31,
	2024	2023
Restricted cash and cash equivalents
Florida	$1,800	$1,800
Georgia	35	35
North Carolina	800	800
Total	$2,635	$2,635

Investments
Hawaii	$2,853	$2,762
Massachusetts	127	121
South Carolina	137	131
Virginia	328	315
Total	$3,445	$3,329

NOTE 6 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of the dates presented (in thousands):

	As of December 31,
	2024	2023
Land	$5,344	$5,344
Building	42,374	41,534
Computers	9,761	8,811
Furniture	3,844	3,688
Automobiles and other vehicles	14,744	12,370
Software	7,007	6,218
Total	83,074	77,965
Less: Accumulated depreciation and amortization	(34,982)	(31,203)
Net of accumulated depreciation and amortization	48,092	46,762
Construction in progress	561	866
Property and equipment, net	$48,653	$47,628
Depreciation and amortization expense was $6.2 million, $7.1 million and $7.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 7 – LONG-TERM DEBT
Long-term debt consists of the following as of the dates presented (in thousands):

	As of December 31,
	2024	2023
Surplus note	$2,573	$4,044
5.625% Senior Unsecured	100,000	100,000
Total principal amount	102,573	104,044
Less: unamortized debt issuance costs	(1,330)	(2,038)
Total long-term debt, net	$101,243	$102,006
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
The effective interest rate paid on the surplus note was 4.56%, 4.30% and 2.83% for the years ended December 31, 2024, 2023 and 2022, respectively. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of the FLOIR. Quarterly principal payments of $368 thousand are due through 2026. Aggregate principal payments of approximately $1.5 million were made during each of the years ended December 31, 2024, 2023 and 2022.
UPCIC is in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to submit quarterly filings to the FLOIR; (iii) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (iv) misuses proceeds of the surplus note; (v) makes any misrepresentations in the application for the program; (vi) pays any dividend when principal or interest payments are past due under the surplus note; or (vii) fails to maintain a level of surplus and reinsurance sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the FLOIR annually. To avoid a penalty rate, UPCIC must maintain either a ratio of net written premium to surplus of at least 2:1 or a ratio of gross written premiums to surplus of at least 6:1 according to a calculation method set forth in the surplus note. As of December 31, 2024, UPCIC’s net written premium to surplus ratio was in excess of the required minimums and, therefore, UPCIC is not subject to the penalty rate. The surplus note ranks subordinate in right of payment to the Senior Unsecured Notes and Unsecured Revolving Loan described below.
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
On November 23, 2021, the Company entered into an indenture, relating to the issuance of the Notes (the “Indenture”), with UMB Bank National Association, as trustee. The Notes are not subject to any sinking fund and are not convertible into or exchangeable, other than pursuant to the Exchange Offer, for any other securities or assets of the Company or any of its subsidiaries. The Notes are not subject to redemption at the option of the holder. The indenture governing the Notes contains financial covenants, terms, events of default and related cure provisions that are customary in agreements used in connection with similar transactions. As of December 31, 2024, the Company was in compliance with all applicable covenants, including financial covenants.

The Notes are unsecured senior obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank equally in right of payment to the Unsecured Revolving Loan described below.
Unsecured Revolving Loan
On May 31, 2024, the Company entered into a committed and unsecured $50.0 million revolving credit line with JP Morgan Chase Bank, N.A. This agreement succeeded the previous $40.0 million revolving credit line with J.P. Morgan Chase, N.A., entered into on June 30, 2023. As of December 31, 2024, the Company has not borrowed any amount under this revolving loan. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings mature on May 30, 2025, 364 days after the inception date and carry an interest rate of prime rate plus a margin of 2%. The credit line is subject to annual renewals. The credit line contains customary financial and other covenants, with which the Company is in compliance.
Maturities
The following table provides an estimate of aggregate principal payments to be made for the amounts due on long-term debt as of December 31, 2024 (in thousands):

2025	$1,471
2026	101,102
2027	—
2028	—
2029	—
Thereafter	—
Total long-term debt maturities	102,573
Less: unamortized debt issuance costs	(1,330)
Total long-term debt maturities, net	$101,243
Interest Expense
The following table provides interest expense related to long-term debt during the periods presented (in thousands):

	Years Ended December 31,
	2024	2023	2022
Interest Expense:
Surplus note	$143	$198	$172
5.625% Senior unsecured notes	5,625	5,625	5,734
Non-cash expense (1)	708	708	703
Total	$6,476	$6,531	$6,609
(1) Represents amortization of debt issuance costs.

NOTE 8 – STOCKHOLDERS’ EQUITY
Cumulative Convertible Preferred Stock
As of December 31, 2024 and 2023, the Company had shares outstanding of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible by the Company into shares of common stock.

The following table provides certain information for the convertible Series A preferred stock as of the dates presented (in thousands, except conversion factor):

	As of December 31,
	2024	2023
Shares issued and outstanding	10	10
Conversion factor	2.50	2.50
Common shares resulting if converted	25	25
The Series A Preferred Stock pays a cumulative dividend of $0.25 per share per quarter. The Company declared and paid aggregate dividends to the holder of record of the Company’s Series A Preferred Stock of $10 thousand for each of the years ended December 31, 2024 and 2023.
Common Stock
Shares Repurchased
From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares			Average
		Dollar	Repurchased During the Year		Aggregate	Price per	Plan
	Expiration	Amount	Ended December 31,		Purchase	Share	Completed or
Date Authorized	Date	Authorized	2024	2023	Price	Repurchased	Expired
March 11, 2024	March 11, 2026	$20,000	871,427	—	$17,414	$19.98
June 12, 2023	June 10, 2025	$20,000	207,722	1,112,953	$20,000	$15.14	March 2024
December 15, 2022	December 15, 2024	$7,997	—	400,691	$6,154	$15.36	August 2023
See the “Condensed Consolidated Statements of Stockholders’ Equity” for a roll-forward of treasury shares.
Dividends Declared
The Company declared dividends on its outstanding shares of common stock to its shareholders of record as follows for the periods presented (in thousands, except per share amounts):

	For the Years Ended December 31,
	2024		2023		2022
	Per Share Amount	Aggregate Amount (1)	Per Share Amount	Aggregate Amount (1)	Per Share Amount	Aggregate Amount (1)
First Quarter	$0.16	$4,761	$0.16	$4,967	$0.16	$5,004
Second Quarter	$0.16	$4,768	$0.16	$5,004	$0.16	$4,990
Third Quarter	$0.16	$4,724	$0.16	$4,935	$0.16	$4,994
Fourth Quarter	$0.29	$8,502	$0.29	$8,672	$0.29	$9,003
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
Restrictions limiting the payment of dividends by UVE
UVE pays dividends to shareholders, which are funded by earnings on investments and distributions from the earnings of its consolidated subsidiaries. Generally, other than as disclosed above and in “—Note 7 (Long-term debt),” there are no restrictions for UVE limiting the payment of dividends. However, UVE’s ability to pay dividends to shareholders may be affected by restrictions on the ability of the Insurance Entities to pay dividends to UVE through PSI. See “—Note 5 (Insurance Operations),” for a discussion of these restrictions. There are no such restrictions for UVE’s non-insurance consolidated subsidiaries. UVE received distributions from the earnings of its non-insurance consolidated subsidiaries of $94.4 million, $164.1 million, and $231.9 million during the years ended December 31, 2024, 2023 and 2022, respectively.
UVE made capital contributions of $44.0 million, $72.0 million, and $84.0 million to UPCIC during the years ended December 31, 2024, 2023 and 2022, respectively. Statutory capital and surplus for UPCIC at December 31, 2024 includes a $12.1 million capital contribution funded in February 2025 by UVE through PSI, the Insurance Entities’ parent company, but permitted to be included in statutory capital and surplus at December 31, 2024 with the permission of the FLOIR under statutory accounting principles.UVE made no capital contributions to APPCIC during the years ended December 31, 2024 and 2023. UVE made a capital contribution of $3.0 million to APPCIC during the year ended December 31, 2022.
During 2024 and 2023, UVE did not enter into subordinated surplus debentures with UPCIC or APPCIC. During 2022, $110.0 million and $4.0 million in subordinated surplus debentures were made to UPCIC and APPCIC, respectively by UVE. See “—Schedule II - Condensed Financial Information of Registrant—Note 2 (Intercompany Note Receivable).”

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
At the inception of the Company’s 2021 Plan, 1,835,000 shares were initially reserved for issuance. At the 2024 Annual Meeting of Shareholders held on June 13, 2024, shareholders voted to approve the recommendations of the Company’s Board of Directors to amend the 2021 Plan to add 1,450,000 shares to the shares reserved for grant.
At December 31, 2024, 1,244,907 shares remained reserved for issuance for new awards under the incentive plan.

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
The following table provides certain information related to Stock Options, RSAs, PSUs and RSUs for the year ended December 31, 2024 (in thousands, except per share data):

	For the Year Ended December 31, 2024
	Stock Options				Restricted Stock Awards		Performance Share Units		Restricted Stock Units
	Number of Options (2)	Weighted Average Exercise Price per Share (1)	Aggregate Intrinsic Value	Weighted Average Remaining Term	Number of Shares (2)	Weighted Average Grant Date Fair Value per Share (1)	Number of Share Units (2)	Weighted Average Grant Date Fair Value per Share Units (1)	Number of Share Units (2)	Weighted Average Grant Date Fair Value per Share Units (1)
2009 Omnibus Plan
Outstanding as of December 31, 2023	2,663	$23.73			—	$—	—	$—	4	$16.04
Granted	—	—			—	—	—	—	—	—
Forfeited	—	—			—	—	—	—	—	—
Exercised	(3)	21.77			n/a	n/a	n/a	n/a	n/a	n/a
Vested	—	—			—	—	—	—	(4)	16.04
Expired	(573)	32.49			n/a	n/a	n/a	n/a	n/a	n/a
Outstanding as of December 31, 2024	2,087	$21.33	$4,898	4.22	—	$—	—	$—	—	$—
Exercisable as of December 31, 2024	2,087	$21.33	$4,898	4.22
2021 Omnibus Plan
Outstanding as of December 31, 2023	500	$12.50			36	$16.23	178	$14.76	585	$14.65
Granted	—	—			28	18.62	80	19.98	332	20.49
Forfeited	—	—			—	—	—	—	(7)	16.60
Exercised	—	—			n/a	n/a	n/a	n/a	n/a	n/a
Vested	n/a	n/a			(36)	$16.23	n/a	n/a	(276)	14.11
Expired	—	—			n/a	n/a	n/a	n/a	n/a	n/a
Outstanding as of December 31, 2024	500	$12.50	$4,283	7.22	28	$18.62	258	$19.15	634	$17.81
Exercisable as of December 31, 2024	333	$12.50	$2,855	7.22
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
(2)All shares outstanding as of December 31, 2024, are expected to vest.

n/a	Not applicable

The following table provides certain information in connection with the Company’s share-based compensation arrangements for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023	2022
Compensation expense:
Stock options	$328	$996	$1,882
Restricted stock	561	588	372
Performance share units	3,371	868	466
Restricted stock units	4,367	2,554	2,007
Total	$8,627	$5,006	$4,727
Deferred tax benefits:
Stock options	$—	$41	$126
Restricted stock	—	—	—
Performance share units	—	—	—
Restricted stock units	817	481	387
Total	$817	$522	$513
Realized tax benefits:
Stock options	$—	$82	$—
Restricted stock	165	207	—
Performance share units	—	—	—
Restricted stock units	1,183	501	286
Total	$1,348	$790	$286
Excess tax benefits (shortfall):
Stock options	$(1,599)	$7	$(88)
Restricted stock	21	47	—
Performance share units	—	—	—
Restricted stock units	373	(34)	(134)
Total	$(1,205)	$20	$(222)
Weighted average fair value per option or share:
Stock option grants	$—	$—	$1.64
Restricted stock grants	$18.62	$16.23	$12.32
Performance share unit grants	$19.98	$18.26	$12.19
Restricted stock unit grants	$20.49	$16.68	$9.96
Intrinsic value of options exercised	$2	$315	$—
Fair value of restricted stock vested	$671	$843	$—
Fair value of performance share units vested	$—	$164	$386
Fair value of restricted stock units vested	$5,188	$3,108	$1,310
Cash received for strike price and tax withholdings	$—	$41	$61
Shares acquired through cashless exercise (1)	70	104	36
Value of shares acquired through cashless exercise (1)	$1,473	$339	$418
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

The following table provides the amount of unrecognized compensation expense as of the most recent balance sheet date and the weighted average period over which those expenses will be recorded for Stock Options, Restricted Stock, PSUs, and RSUs (dollars in thousands):

	As of December 31, 2024
	Stock Options	Restricted Stock	Performance Share Units	Restricted Stock Units
Unrecognized expense	$62	$233	$1,654	$10,366
Weighted average remaining years	0.24	0.5	1.70	2.39
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
The following table provides the assumptions utilized in the Black-Scholes model for Stock Options granted during the periods presented:

	Years Ended December 31,
	2024	2023	2022
Weighted-average risk-free interest rate	—%	—%	2.21%
Expected term of option in years	0.00	0.00	1.64
Weighted-average volatility	—%	—%	29.8%
Dividend yield	—%	—%	6.9%
Weighted-average grant date fair value per share	$—	$—	$1.64
Restricted Stock, Performance Share Units and Restricted Stock Units
Restricted Stock, Performance Share Units and Restricted Stock Units are awarded to certain employees in consideration for services rendered pursuant to terms of employment agreements or to provide employees a continued incentive to share in the success of the Company. Restricted Stock generally vests over a one- to three-year service period commencing on the grant date. Each performance share unit has a value equal to one share of common stock and generally vests over a three-year performance period commencing on the grant date. Each restricted stock unit has a value equal to one share of common stock and generally vests over a one- to three-year service period commencing on the grant date. See “—Note 2 (Summary of Significant Accounting Policies — Share-based Compensation)” for additional information.
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
The plan titled the “Universal Property & Casualty 401(k) Profit Sharing Plan” (the “401(k) Plan”) is a defined contribution plan that allows employees to defer compensation through contributions to the 401(k) Plan. The contributions are invested on the employees’ behalf, and the benefits paid to employees are based on contributions and any earnings or losses. The 401(k) Plan includes a Company contribution of 100 percent of each eligible participant’s contribution up to a maximum of five percent of the participant’s compensation during the 401(k) Plan year. The Company may make additional profit-sharing contributions. However, no additional profit-sharing contribution was made during the years ended December 31, 2024, 2023, and 2022.
Aggregate contributions paid by the Company were approximately $3.7 million, $3.7 million, and $3.4 million to the 401(k) Plan for the years ended December 31, 2024, 2023, and 2022, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS
There were no related party transactions for the years ended December 31, 2024, 2023, and 2022.

NOTE 12 – INCOME TAXES
Significant components of the income tax provision are as follows for the periods presented (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Current:
Federal	$23,088	$13,923	$5,674
State and local	5,165	3,194	1,462
Total current expense	28,253	17,117	7,136
Deferred:
Federal	(3,371)	4,840	(10,752)
State and local	801	(431)	(1,374)
Total deferred expense (benefit)	(2,570)	4,409	(12,126)
Income tax expense (benefit)	$25,683	$21,526	$(4,990)
For the years ended December 31, 2024, 2023 and 2022, the effective tax rate was 30.4%, 24.4% and 18.3%, respectively. The difference in the Company’s effective tax rates for the periods below primarily reflect tax treatment of taxable gains and losses of the Separate Account UVE-01 which is domiciled in Bermuda and not subject to state income taxes. See "—Note 18 (Variable Interest Entities)” for more information regarding the Company’s VIE captive insurance arrangement. The provision for income taxes differed from the statutory rate as follows for the periods presented:

	For the Years Ended December 31,
	2024	2023	2022
Expected provision at federal statutory tax rate	21.0%	21.0%	21.0%
Increases (decreases) resulting from:
State income tax, net of federal tax benefit	5.1%	2.2%	(1.4)%
Effect of change in tax rate	0.1%	—%	2.0%
Disallowed meals & expenses	0.3%	0.2%	(0.4)%
Disallowed compensation	2.9%	1.5%	(3.7)%
Excess tax (benefit) shortfall	1.4%	—%	(0.8)%
Other, net	(0.4)%	(0.5)%	1.6%
Effective income tax rate	30.4%	24.4%	18.3%
The Company recognized an excess income tax shortfall of $1.2 million during the year ended December 31, 2024 and an income tax benefit of $0.02 million during the year ended December 31, 2023 from stock-based compensation awards that vested and/or were exercised.
The Company adopted the standard for Corporate Alternative Minimum Tax (“CAMT”), reflected in the Inflation Reduction Act, enacted on August 16, 2022, for the reporting period beginning January 1, 2023. The Company was not subject to the provisions of the CAMT section of the Inflation Reduction Act for the period ending December 31, 2024.

The Company accounts for income taxes using a balance sheet approach. As of December 31, 2024 and 2023, the significant components of the Company’s deferred income taxes consisted of the following (in thousands):

	As of December 31,
	2024	2023
Deferred income tax assets:
Unearned premiums	$39,022	$37,149
Advanced premiums	2,210	2,312
Unpaid losses and LAE	4,812	4,244
Share-based compensation	2,025	3,640
Accrued wages	207	182
Allowance for uncollectible receivables	190	175
Net operating loss carryforwards	8,000	1,258
Unrealized gain/loss	—	1,211
Other comprehensive income	20,483	24,138
Other	754	499
Total deferred income tax assets	77,703	74,808
Deferred income tax liabilities:
Deferred policy acquisition costs, net	(29,749)	(27,084)
Fixed assets	(4,075)	(4,014)
Other comprehensive income	(1,232)	—
Unpaid loss and LAE transition adjustment	(89)	(179)
Other	(395)	(356)
Total deferred income tax liabilities	(35,540)	(31,633)
Net deferred income tax asset	$42,163	$43,175
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
Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The Company reviews its deferred tax assets regularly for recoverability. Management has reviewed all available evidence, both positive and negative, in determining the need for a valuation allowance with respect to the gross deferred tax assets. In determining the manner in which available evidence should be weighted, management has determined that the need for a valuation allowance was not warranted as of the periods ending December 31, 2024 and 2023.
The Company has adopted Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 provides a threshold for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return. The Company’s policy is to classify interest and penalties related to unrecognized tax positions, if any, in its provision for income taxes. As of December 31, 2024, 2023, and 2022, the Company determined that no uncertain tax liabilities are required.
The Company filed a consolidated federal income tax return for the tax years ended December 31, 2023, 2022 and 2021 and intends to file the same for the tax year ended December 31, 2024. The tax allocation agreement between the Company and the Insurance Entities provides that they will incur income taxes based on a computation of taxes as if they were stand-alone taxpayers. The computations are made utilizing the financial statements of the Insurance Entities prepared on a statutory basis of accounting and prior to consolidating entries which include the conversion of certain balances and transactions of the statutory financial statements to a GAAP basis.
During the 2024 tax year, the Company was subject to audit by the state of New York for the years ending 2021 through 2023. The audit is still ongoing, however management does not anticipate the result of this audit to be material. The Company was also subject to audit during 2024 by the state of Minnesota for the periods ending 2020 - 2022, resulting in an adjustment that was de minimis. The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. As of December 31, 2024, the Company’s 2021 through 2023 tax years are still subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdictions.

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
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings (loss) per share computations for the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2024	2023	2022
Numerator for EPS:
Net income (loss)	$58,928	$66,823	$(22,257)
Less: Preferred stock dividends	(10)	(10)	(10)
Income (loss) available to common stockholders	$58,918	$66,813	$(22,267)
Denominator for EPS:
Weighted average common shares outstanding	28,498	29,829	30,751
Plus: Assumed conversion of share-based compensation (1)	751	293	—
Assumed conversion of preferred stock	25	25	—
Weighted average diluted common shares outstanding	29,274	30,147	30,751
Basic earnings (loss) per common share	$2.07	$2.24	$(0.72)
Diluted earnings (loss) per common share	$2.01	$2.22	$(0.72)
Weighted average number of antidilutive shares	383	1,680	2,706
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

NOTE 14 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Years Ended December 31,
	2024			2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$13,793	$3,386	$10,407	$37,793	$9,306	$28,487	$(118,832)	$(29,247)	$(89,585)
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	795	196	599	1,490	367	1,123	1,818	447	1,371
Other comprehensive income (loss)	$14,588	$3,582	$11,006	$39,283	$9,673	$29,610	$(117,014)	$(28,800)	$(88,214)

The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income for the periods presented (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other	Years Ended December 31,			Affected Line Item in the
Other Comprehensive				Statement Where Net
Income (Loss) Components	2024	2023	2022	Income is Presented
Unrealized gains (losses) on available-for-sale securities	$(795)	$(1,490)	$(1,818)	Net realized gains (losses) on investments
Related tax (expense) benefit	196	367	447	Income tax expense (benefit)
Total reclassification for the period	$(599)	$(1,123)	$(1,371)	Net of tax

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The Company’s reinsurance commitments generally run from June 1st of the current year to May 31st of the following year. Certain of the Company’s reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1st to May 31st contract period are recorded as “Reinsurance Payable, net” in the Consolidated Balance Sheet. Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $73.8 million in 2025; (2) $127.3 million in 2026 and (3) $53.5 million in 2027.
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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$19,747	$—	$19,747
Corporate bonds	—	868,948	—	868,948
Mortgage-backed and asset-backed securities	—	357,030	—	357,030
Municipal bonds	—	14,354	—	14,354
Redeemable preferred stock	—	9,000	—	9,000
Equity Securities:
Common stock	14,409	—	—	14,409
Mutual funds	63,343	—	—	63,343
Investment in Private Equity Limited Partnership	—	—	12,202	12,202
Total assets accounted for at fair value	$77,752	$1,269,079	$12,202	$1,359,033
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as part of:
Investment in Private Equity Limited Partnerships				3,921
Total assets at fair value				$1,362,954

	Fair Value Measurements
	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$23,258	$—	$23,258
Corporate bonds	—	715,714	—	715,714
Mortgage-backed and asset-backed securities	—	303,146	—	303,146
Municipal bonds	—	14,039	—	14,039
Redeemable preferred stock	—	8,173	—	8,173
Equity Securities:
Common stock	15,438	—	—	15,438
Mutual funds	65,057	—	—	65,057
Investment in Private Equity Limited Partnership	—	—	10,434	10,434
Total assets accounted for at fair value	$80,495	$1,064,330	$10,434	$1,155,259
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as part of:
Investment in Private Equity Limited Partnerships				—
Total assets at fair value				$1,155,259

The following table summarizes quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of the dates presented (in thousands):

	As of December 31, 2024
					Range
	Fair Value	Valuation Methodology	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
Investment in Private Equity Limited Partnership Reported at Fair Value	$12,202	Market Approach	Trailing Twelve Month EBITDA Multiple	5.8x	5.3x	7.0x

	As of December 31, 2023
					Range
	Fair Value	Valuation Methodology	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
Investment in Private Equity Limited Partnership Reported at Fair Value	$10,434	Market Approach	Trailing Twelve Month EBITDA Multiple	5.3x	5.3x	5.3x
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
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	As of December 31,
	2024		2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities (debt):
Surplus note (1)	$2,573	$2,481	$4,044	$3,783
5.625% Senior unsecured notes (2)	100,000	99,086	100,000	98,953
Total debt	$102,573	$101,567	$104,044	$102,736
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

NOTE 17 – LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Set forth in the following tables is information about unpaid losses and loss adjustment expenses as of December 31, 2024, net of reinsurance and estimated subrogation, as well as cumulative claim counts and the total of incurred-but-not-reported (“IBNR”) liabilities plus expected development on reported claims included within the liability for unpaid losses and LAE (in thousands).
The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses IBNR. Such liabilities are necessarily based on estimates and, although management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently. The reserve for losses and loss adjustment expenses is reported net of receivables for salvage and subrogation of approximately $69.2 million and $144.1 million at December 31, 2024 and 2023, respectively.
The information about unpaid losses and loss adjustment expenses for the years ended December 31, 2020 to 2023, is presented as supplementary information and is unaudited.

						As of December 31, 2024
						Total of IBNR
						Plus Expected
Incurred Loss and Defense & Cost Containment Expenses, Net of Reinsurance						Development (Redundancy)	Cumulative Number
For the Years Ended December 31,						on Reported Claims	of Reported Claims
Accident Year	2020 *	2021 *	2022 *	2023 *	2024
2020	$617,795	$637,764	$635,412	$725,486	$807,684	$9,415	81,134
2021		641,679	646,977	695,957	772,028	(547)	60,614
2022			793,341	717,840	771,688	(3,327)	107,079
2023				823,511	618,746	3,073	46,188
2024					894,772	345,364	71,076
				Total	$3,864,918

Cumulative Paid Loss and Defense & Cost Containment Expenses, Net of Reinsurance
For the Years Ended December 31,
Accident Year	2020 *	2021 *	2022 *	2023 *	2024
2020	$452,560	$604,201	$645,553	$734,607	$796,087
2021		461,709	665,008	725,118	771,807
2022			518,829	736,066	784,196
2023				460,721	614,413
2024					537,213
				Total	$3,503,716
All outstanding liabilities before 2020, net of reinsurance					16,426
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance					$377,628
* Presented as unaudited required supplementary information.

Set forth is the supplementary information about average historical claims duration as of December 31, 2024:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5
	60.4%	16.7%	9.4%	6.1%	3.3%

Set forth is the following reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and LAE in the consolidated Balance Sheet as of December 31, 2024 (in thousands):

December 31, 2024
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$377,628
Reinsurance recoverable on unpaid claims	561,936
Liabilities for adjusting and other claim payments	19,727
Total gross liability for unpaid claims and claim adjustment expense	$959,291
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of year	$510,117	$1,038,790	$346,216
Less: Reinsurance recoverable	(183,435)	(798,680)	(115,860)
Net balance at beginning of period	326,682	240,110	230,356
Incurred (recovered) related to:
Current year	1,058,231	882,063	913,419
Prior years	29,135	110,573	24,980
Total incurred	1,087,366	992,636	938,399
Paid related to:
Current year	653,454	526,594	624,580
Prior years	363,239	379,470	304,065
Total paid	1,016,693	906,064	928,645
Net balance at end of period	397,355	326,682	240,110
Plus: Reinsurance recoverable	561,936	183,435	798,680
Balance at end of year	$959,291	$510,117	$1,038,790
During the year ended December 31, 2024, the liability for unpaid losses and loss adjustment expenses, prior to reinsurance, increased by $449.2 million from $510.1 million as of December 31, 2023 to $959.3 million as of December 31, 2024. The increase was principally the result of the settlement of Hurricane Ian claims, claims from other prior hurricanes and claims arising in the current and prior accident years.
Prior year development includes changes in previous estimates for unpaid Losses and LAE for all events prior years including hurricanes, and other claims influenced by pre-reform market conditions in Florida. In 2023, it also includes adjustments related to Hurricane Irma losses with the FHFC.
During the the year ended December 31, 2024, there was $29.1 million unfavorable development, net. During the year ended December 31, 2023, there was adverse prior years’ reserve development of $110.6 million. Unfavorable net prior years’ reserve development for the years ended December 31, 2024 and December 31, 2023 has been the result of increased costs to settle prior year claims compared to previous estimates particularly related to non-CAT events occurring in prior years and changes to estimated subrogation recoveries. Prior years’ claims predate the most significant recent property insurance reform legislation enacted in late 2022 in Florida and therefore have not benefited significantly from the statutory changes.
Unpaid losses and LAE are net of estimated subrogation recoveries of $69.2 million as of December 31, 2024 compared to $144.1 million as of December 31, 2023.

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
A third method is the Bornhuetter-Ferguson (“B-F”) method, which is also utilized for estimating unpaid loss, subrogation and LAE amounts. Each B-F technique is a blend of chain ladder development methods and an expected loss method, whereby the total reserve estimate equals the unpaid portion of a predetermined expected unpaid ultimate loss projection. The unpaid portion is determined based on assumptions underlying the development methods. As an experience year matures and expected unreported (or unpaid) losses become smaller, the initial expected loss assumption becomes gradually less important. This has the advantage of stability, but it is less responsive to actual results that have emerged. Two parameters are needed in each application of the B-F method: an initial assumption of expected losses and the expected reporting or payment pattern. Initial expected losses for each accident period other than the current year is determined using the estimated ultimate loss ratio from the prior analysis. Initial expected losses for the current year’s accident periods are determined based on trends in historical loss ratios, rate changes, and underlying loss trends. The expected reporting pattern is based on the reported or paid loss development method described above. This method is often used in situations where the reported loss experience is relatively immature or lacks sufficient credibility for the application of other methods.
A fourth method, called the counts and averages method, is utilized for estimates of loss, subrogation and LAE for each Florida sector. In this method, an estimate of unpaid losses or expenses is determined by separately projecting ultimate reported claim counts and ultimate claim severities (cost or recoveries per claim) on open and unreported claims for each accident period. Typically, chain ladder development methods are used to project ultimate claim counts and claim severities based on historical data using the same methodology described in the paid and reported development methods above. A variation of this method is to project unpaid LAE using average unpaid LAE estimates per dollar of unpaid loss. In each case, estimated ultimate losses or LAE are then calculated as the product of the two items. This method is intended to avoid data distortions that may exist with the other methods for the most recent years as a result of changes in case reserve levels, settlement rates, and claims handling fees. In addition, it may provide insight into the drivers of loss experience and related loss expenses.
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

NOTE 19 – QUARTERLY RESULTS FOR 2024 AND 2023 (UNAUDITED)
The following table provides a summary of results for the periods presented (in thousands except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31
For the Year Ended December 31, 2024
Premiums earned, net	$334,025	$344,958	$345,736	$348,354
Net investment income	13,523	14,660	15,406	15,559
Total revenues	367,959	380,214	387,554	384,809
Total expenses	318,853	330,686	404,058	375,852
Net income (loss)	33,657	35,416	(16,163)	6,018
Basic earnings (loss) per share	$1.17	$1.24	$(0.57)	$0.21
Diluted earnings (loss) per share	$1.14	$1.21	$(0.57)	$0.21

For the Year Ended December 31, 2023
Premiums earned, net	$282,224	$303,274	$331,040	$335,398
Net investment income	10,698	11,282	12,755	13,714
Total revenues	316,508	339,570	360,048	375,456
Total expenses	282,081	300,402	366,294	347,925
Net income (loss)	24,173	28,566	(5,915)	19,999
Basic earnings (loss) per share	$0.80	$0.94	$(0.20)	$0.69
Diluted earnings (loss) per share	$0.79	$0.93	$(0.20)	$0.68
Direct premiums written increased by $38.3 million, or 8.8%, to $470.9 million for the three months ended December 31, 2024, driven by premium growth within our Florida business of $2.7 million, or 0.8%, and premium growth in our other states business of $35.6 million, or 38.4%, as compared to the three months ended December 31, 2023. Rate increases approved in 2023 and 2024 for Florida and for certain other states and policy inflation adjustments were the principal driver of higher written premiums, in addition to an increase in policies in force. In total, policies in force increased by 10,987 or 1.3% during the quarter ended December 31, 2024, and increased by 45,594 or 5.6% over the last 12 months. Expense ratio excluding interest increased to 25.6% from 21.8%. In the fourth quarter of 2024, losses have increased due to Hurricane Milton and lower-than-expected subrogation recoveries. However, these losses were partially mitigated by a reduced level of prior-year development compared to the fourth quarter of 2023.

NOTE 20 – SEGMENT INFORMATION
The Company is a holding company that offers homeowners insurance policies to clients in states where it is properly licensed and authorized to operate. The Company and its subsidiaries operate as an integrated business, functioning under a single segment. This approach encompasses the management strategy, internal organizational structure, and decision-making processes. The Company's Chief Executive Officer (CEO) is the Chief Operating Decision Maker (CODM) and evaluates the entire business as a unified entity for resource allocation and performance assessment. The accounting policies of the single segment are the same as those described in “—Note 2 (Summary of Significant Accounting Policies)”.
The key measures of segment profit or loss that the CODM uses to allocate resources and assess performance are the Company’s consolidated net income and earnings per share, as reported on the Consolidated Statements of Operations. Revenues reported in the Consolidated Statements of Operations are from external customers. All expense categories on the Consolidated Statements of Operations are significant and there are no other significant segment expenses that would require disclosure. Assets provided to the CODM are consistent with those reported on the Consolidated Balance Sheets.
Information related to the Company’s products and services and geographical distribution of revenues is disclosed in “—Note 1 (Nature of Operations and Basis of Presentation)”.
NOTE 21 – SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2024.

On February 6, 2025, the Company declared a quarterly cash dividend of $0.16 per share of common stock payable March 14, 2025, to shareholders of record on March 7, 2025.

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
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2024.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment under the framework in 2013 Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
(c) During the quarter ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

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
Additional information required by Item 10 of Part III is included in the section titled “Proposal 1: Election of Directors” of our Proxy Statement for the 2025 Annual Meeting of Shareholders (“2025 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by Item 11 of Part III is included in the section titled “Proposal 2: Advisory Vote to Approve the Compensation of Our Named Executive Officers” of our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 12 of Part III is included in the section titled “Beneficial Ownership” of our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 13 of Part III is included in the section titled “Certain Relationships and Related Party Transactions” of our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Item 14 of Part III is included in the section titled “Accounting Fees and Services” of our 2025 Proxy Statement and is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)Financial Statements
The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm thereon are filed with this report at Part II—Item 8:
Consolidated Balance Sheets as of December 31, 2024 and 2023.
Consolidated Statements of Income for the Years Ended December 31, 2024, 2023 and 2022.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022.
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
4.1
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10‑K filed on March 2, 2020 and incorporated herein by reference)

10.1
Florida Insurance Capital Build-Up Incentive Program Surplus Note (“Surplus Note”) between the Company and the State Board of Administration of Florida (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.2
Addendum No. 1 to the Surplus Note between the Company and the State Board of Administration of Florida (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.3
Credit Agreement, dated August 31, 2021, by and between the Company and JPMorgan Chase Bank, N.A.(filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 27, 2021 and incorporated herein by reference)

10.4
Amendment No. 1 Credit Agreement, dated August 30, 2022, by and between the Company and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 2, 2022 and incorporated herein by reference)

10.5
Credit Agreement, dated October 31, 2022, by and between the Company and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 2, 2022 and incorporated herein by reference)

10.6
Credit Agreement, dated June 30, 2023, by and between the Company and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2023 and incorporated herein by reference)

10.7
Credit Agreement, dated May 31, 2024, by and between the Company and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2024 and incorporated herein by reference)

10.8
Indenture, dated November 23, 2021 by and between the Company and UMB Bank National Association as trustee.(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 23, 2021 and incorporated herein by reference)

10.9
Multiple Line Quota Share Reinsurance Contract between the Company and Everest Reinsurance Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.10
Universal Insurance Holdings, Inc. Second Amended and Restated 2009 Omnibus Incentive Plan, as amended through June 8, 2012 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012 and incorporated herein by reference) †

10.11	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10‑K filed on March 2, 2020 and incorporated herein by reference) †
10.12
Form of Notice of Grant of Restricted Stock Units Pursuant to the 2021 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2023 and incorporated herein by reference)†

10.13
Form of Notice of Grant on Non-Qualified Stock Option and Terms and Conditions of Non-Qualified Stock Option under the 2021 Omnibus Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2022 and incorporated herein by reference)†

10.14
Form of Notice of Grant of Restricted Stock and Terms and Conditions of Restricted Stock Award under the 2021 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2023 and incorporated herein by reference)†

10.15
Form of Notice of Grant on Performance Share Units and Terms and Conditions of Performance Share Units under the 2021 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2022 and incorporated herein by reference)†

10.16	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.21 to the Company’s Annual Report on February 28, 2024 and incorporated herein by reference †
10.17
Form of Notice of Grant of Restricted Stock and Terms and Conditions of Restricted Stock Award under the 2021 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2024 and incorporated herein by reference) †

10.18
Form of Universal Insurance Holdings, Inc. Performance Shares Agreement under the 2021 Omnibus Incentive Plan for grants in 2024 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on October 30, 2024 and incorporated herein by reference) †

10.19
Form of Universal Insurance Holdings, Inc. Restricted Shares Agreement under the 2021 Omnibus Incentive Plan for grants in 2024 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on October 30, 2024 and incorporated herein by reference) †

10.20
Employment Agreement, dated February 12, 2020, between Stephen J. Donaghy and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2020 and incorporated herein by reference) †

10.21
Amendment No. 1 to Employment Agreement, dated April 20, 2020, between Stephen J. Donaghy and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2020 and incorporated herein by reference) †

10.22
Amended and Restated Employment Agreement, dated April 7, 2022 between Stephen J. Donaghy and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 10-K filed on April 8, 2022 and incorporated herein by reference) †

10.23
Amended and Restated Employment Agreement, dated January 1, 2024, between Frank C. Wilcox and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 3, 2024 and incorporated herein by reference) †

10.24
Amended and Restated Employment Agreement, dated January 1, 2024, between Kimberly Cooper Campos and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2024 and incorporated herein by reference) †

10.25
Executive Chairman Agreement, dated April 20, 2020, between Sean P. Downes and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2020 and incorporated herein by reference) †

10.26
Director Services Agreement, dated June 6, 2013, by and between the Company and Scott P. Callahan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 6, 2013 and incorporated herein by reference) †

10.27
Director Services Agreement, dated June 5, 2014, by and between the Company and Richard D. Peterson (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 6, 2014 and incorporated herein by reference) †

10.28
Director Services Agreement, dated July 12, 2007, by and between the Company and Ozzie A. Schindler (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 10, 2007 and incorporated herein by reference) †

10.29
Director Services Agreement, dated July 12, 2007, by and between the Company and Joel M. Wilentz (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on August 10, 2007 and incorporated herein by reference) †

10.30	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2012 and incorporated herein by reference) †

19	Insider Trading Policy
21	List of Subsidiaries of Universal Insurance Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm (Plante & Moran, PLLC)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Universal Insurance Holdings, Inc. Clawback Policy (filed as Exhibit 97 to the Company's Annual Report on Form 10-K filed on February 28, 2024 and incorporated herein as reference)
101
The following materials from Universal Insurance Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101)
------------------
† Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNIVERSAL INSURANCE HOLDINGS, INC.

Date: February 28, 2025	By:	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen J. Donaghy	Chief Executive Officer and Director	February 28, 2025
Stephen J. Donaghy

/s/ Frank C. Wilcox	Chief Financial Officer	February 28, 2025
Frank C. Wilcox

/s/ Gary L. Ropiecki	Corporate Secretary and Principal Accounting Officer	February 28, 2025
Gary L. Ropiecki

/s/ Sean P. Downes	Executive Chairman	February 28, 2025
Sean P. Downes

/s/ Kimberly D. Campos	Chief Information Officer, Chief Administrative Officer and	February 28, 2025
Kimberly D. Campos	Director

/s/ Carol G. Barton	Director	February 28, 2025
Carol G. Barton

/s/ Shannon A. Brown	Director	February 28, 2025
Shannon A. Brown

/s/ Scott P. Callahan	Director	February 28, 2025
Scott P. Callahan

/s/ Marlene M. Gordon	Director	February 28, 2025
Marlene M. Gordon

/s/ Francis X. McCahill, III	Director	February 28, 2025
Francis X. McCahill, III

/s/ Richard D. Peterson	Director	February 28, 2025
Richard D. Peterson

/s/ Michael A. Pietrangelo	Director	February 28, 2025
Michael A. Pietrangelo

/s/ Ozzie A. Schindler	Director	February 28, 2025
Ozzie A. Schindler

/s/ Jon W. Springer	Director	February 28, 2025
Jon W. Springer

SCHEDULE II - CONDENSED FINANCIAL INFORMATION REGISTRANT
Universal Insurance Holdings, Inc. the (“Parent Company”) had no guarantees or material contingencies as of December 31, 2024 and 2023. The following summarizes the major categories of the parent company’s financial statements (in thousands, except per share data):
CONDENSED BALANCE SHEETS

	As of December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$119,760	$164,855
Investments in subsidiaries and undistributed earnings	189,660	153,329
Available-for-sale debt securities, at fair value	5,336	5,950
Equity securities, at fair value	2,980	2,486
Intercompany note receivable	172,049	157,711
Other assets	4,214	769
Total assets	$493,999	$485,100
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deferred income tax liability, net	$7,433	$2,211
Income taxes payable	6,646	5,953
Book overdraft	—	2
Dividends payable	1,097	658
Long-term debt, net	98,670	97,962
Other accrued expenses	6,903	37,017
Total liabilities	120,749	143,803
STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference - $9.99 and $9.99 per share
Common stock, $.01 par value	475	472
Authorized shares - 55,000
Issued shares - 47,478 and 47,269
Outstanding shares - 28,096 and 28,966
Treasury shares, at cost - 19,382 and 18,303	(282,693)	(260,779)
Additional paid-in capital	121,781	115,086
Accumulated other comprehensive income (loss), net of taxes	(63,166)	(74,172)
Retained earnings	596,853	560,690
Total stockholders’ equity	373,250	341,297
Total liabilities and stockholders’ equity	$493,999	$485,100

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2024	2023	2022
REVENUES
Net investment income	$3,239	$3,755	$930
Net realized gains (losses) on investments	(2)	943	1,462
Net change in unrealized gains (losses) on investments	480	810	(518)
Management fee	149	119	123
Interest income on intercompany note receivable	14,338	13,919	9,686
Other revenue	18	18	1
Total revenues	18,222	19,564	11,684
OPERATING COSTS AND EXPENSES
General and administrative expenses	18,335	13,997	12,223
Total operating cost and expenses	18,335	13,997	12,223
Interest and amortization of debt issuance costs	6,333	6,333	6,437
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES	(6,446)	(766)	(6,976)
Income tax expense (benefit)	2,053	1,038	(670)
LOSS BEFORE EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES	(8,499)	(1,804)	(6,306)
Equity in net income (loss) of subsidiaries	67,427	68,627	(15,951)
CONSOLIDATED NET INCOME (LOSS)	$58,928	$66,823	$(22,257)

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$95,566	$205,614	$210,368
Cash flows from investing activities:
Capital contributions to affiliates (1)	(61,985)	(89,490)	(129,490)
Issuance of intercompany note receivable (1)	—	—	(114,000)
Purchases of equity securities	(172)	(6,300)	(33,189)
Purchase of available-for-sale debt securities	(33,737)	(1,854)	(4,026)
Proceeds from sales of equity securities	172	19,512	20,187
Maturities of available-for-sale debt securities	721	—	—
Net cash provided by (used in) investing activities	(95,001)	(78,132)	(260,518)
Cash flows from financing activities:
Debt issuance costs paid	—	—	(140)
Preferred stock dividend	(10)	(10)	(10)
Common stock dividend	(22,316)	(23,279)	(23,774)
Purchase of treasury stock	(21,914)	(22,021)	(11,643)
Payments related to tax withholding for share-based compensation	(1,420)	(339)	(418)
Net cash provided by (used in) financing activities	(45,660)	(45,649)	(35,985)
Net increase (decrease) in cash and cash equivalents	(45,095)	81,833	(86,135)
Cash and cash equivalents at beginning of period	164,855	83,022	169,157
Cash and cash equivalents at end of period	$119,760	$164,855	$83,022

Supplemental information:
Interest paid	$5,625	$5,625	$5,734

(1) Eliminated in consolidation.

See accompanying notes to condensed financial statements

NOTE 1 – GENERAL
The financial statements of the Registrant should be read in conjunction with the consolidated financial statements in “Part II—Item 8.”
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
Capital Contributions to Subsidiaries
During the years ended December 31, 2024, 2023, and 2022, the Parent Company made capital contributions of $44.0 million, $72.0 million and $84.0 million, respectively, to UPCIC to increase UPCIC’s statutory capital and surplus.
During the years ended December 31, 2024 and December 31, 2023, the Parent Company did not make a capital contribution to APPCIC. During the year ended December 31, 2022, the Parent Company made capital contributions of $3.0 million to increase APPCIC’s statutory capital and surplus.
Dividends received from Subsidiaries
The Parent Company received distributions from the earnings of its non-insurance consolidated subsidiaries of $94.4 million, $164.1 million, and $231.9 million during the years ended December 31, 2024, 2023, and 2022, respectively. There were no dividends paid by UPCIC and APPCIC to the Parent Company during the years ended December 31, 2024, 2023, and 2022.
NOTE 2 - INTERCOMPANY NOTE RECEIVABLE
During the years ended December 31, 2024 and December 31, 2023, the Parent Company did not fund Subordinated Surplus Debentures (“Surplus Debentures”) to UPCIC. During the years ended December 31, 2022, the Parent Company funded $110.0 million of Surplus Debentures through PSI, the Insurance Entities’ parent company, to UPCIC to increase UPCIC’s statutory capital and surplus.
During the years ended December 31, 2024 and December 31, 2023, the Parent Company did not fund surplus debentures to APPCIC. During the year ended December 31, 2022, the Parent Company funded $4.0 million Surplus Debenture through PSI to APPCIC to increase APPCIC statutory capital and surplus. Intercompany note receivable is stated separately in the accompanying Condensed Consolidated Balance Sheets.
Effective in 2021 for UPCIC and 2022 for APPCIC, the holding company has put in place an ongoing surplus note arrangement with the Insurance Entities, which has been approved by the Florida Office of Insurance Regulation (“FLOIR”) as the Insurance Entities’ domestic regulator. Surplus debentures are unsecured debt issued by the Insurance Entities that are subordinated to all claims by policyholders and creditors, with interest and principal payments on the surplus note to the holding company being made only upon the FLOIR’s express approval. Surplus debentures are considered bonds in function and payout structure, but are accounted for as equity in the statutory reporting of the Insurance Entities. The holding company has outstanding with the Insurance Entities $134.0 million in surplus notes. Under the arrangement, interest accrues at a variable rate (currently 10.70%) on the outstanding surplus note balances and, if approved by the FLOIR, is payable annually to the holding company. In 2023, UPCIC received approval from its Florida regulator to permit UPCIC to pay interest accruing from surplus notes outstanding during 2023.
NOTE 3 – LONG-TERM DEBT
See “Part II—Item 8—Note 7 (Long-term debt)” for information relating to long-term debt.

NOTE 4 – SUBSEQUENT EVENTS
The Parent Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2024.
In February 6, 2025, the Parent Company declared a quarterly cash dividend of $0.16 per share of common stock payable March 14, 2025, to shareholders of record on March 7, 2025.
In February 2025, the Company funded a $12.1 million capital contribution to UPCIC to increase UPCIC’s statutory capital and surplus. UPCIC included this contribution in their statutory capital and surplus at December 31, 2024 with the permission of the FLOIR under statutory accounting principles.

SCHEDULE V – VALUATION AND QUALIFYING ACCOUNTS
The following table summarizes activity in the Company’s estimated credit losses for the periods presented (in thousands):

		Additions
	Beginning Balance	Charges to Earnings	Charges to Other Accounts	Deductions	Ending Balance
Description
Year Ended December 31, 2024
Estimated credit losses	$598	$504	—	$549	$553
Year Ended December 31, 2023
Estimated credit losses	$920	$510	—	$832	$598
Year Ended December 31, 2022
Estimated credit losses	$584	$711	—	$375	$920

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY
AND CASUALTY INSURANCE OPERATIONS
The following table provides certain information related to the Company’s property and casualty operations as of, and for the periods presented (in thousands):

	As of December 31,	For the Year Ended December 31,
	Reserves for Unpaid Losses and LAE	Incurred Loss and LAE Current Year	Incurred Loss and LAE Prior Years	Paid Losses and LAE	Net Investment Income
2024	$959,291	$1,058,231	$29,135	$1,016,693	$59,148
2023	$510,117	$882,063	$110,573	$906,064	$48,449
2022	$1,038,790	$913,419	$24,980	$928,645	$25,785

	As of December 31,	For the Year Ended December 31,
	Deferred Policy Acquisition Cost (“DPAC”)	Amortization of DPAC, Net	Net Premiums Written	Net Premiums Earned	Unearned Premiums
2024	$121,178	$(228,332)	$1,416,499	$1,373,073	$1,060,446
2023	$109,985	$(210,955)	$1,344,813	$1,251,936	$990,559
2022	$103,654	$(217,235)	$1,173,278	$1,128,626	$943,854