Form 10-Q
period 2025-03-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2025-04-30
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,144,679 shares of common stock, par value $0.01 per share, outstanding on April 28, 2025.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida

RESULTS OF REVIEW OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of March 31, 2025 and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2025 and 2024. Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of Universal Insurance Holdings, Inc. as of December 31, 2024 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 28, 2025. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 30, 2025

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

	As of
	March 31,	December 31,
	2025	2024
ASSETS
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $829 and $1,018 (amortized cost: $1,392,573 and $1,353,532)	$1,324,338	$1,269,079
Equity securities, at fair value (cost: $81,923 and $79,917)	79,983	77,752
Other investments, at fair value (cost: $8,794 and $8,794)	15,682	16,123
Investment in real estate, net	8,253	8,322
Total invested assets	1,428,256	1,371,276
Cash and cash equivalents	398,184	259,441
Restricted cash and cash equivalents	2,635	2,635
Prepaid reinsurance premiums	105,480	262,716
Reinsurance recoverables	471,189	627,617
Premiums receivable, net	71,873	77,936
Property and equipment, net	48,258	48,653
Deferred policy acquisition costs	115,830	121,178
Deferred income tax asset, net	46,217	42,163
Other assets	26,794	28,246
Total assets	$2,714,716	$2,841,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$893,677	$959,291
Unearned premiums	1,014,267	1,060,446
Advance premium	81,922	46,237
Book overdraft	1,967	—
Reinsurance payable, net	115,136	220,328
Commission payable	23,785	25,931
Income taxes payable	28,567	6,561
Other liabilities and accrued expenses	31,955	48,574
Long-term debt, net	101,053	101,243
Total liabilities	2,292,329	2,468,611

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $0.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $0.01 par value	476	475
Authorized shares - 55,000
Issued shares - 47,572 and 47,478
Outstanding shares - 28,190 and 28,096
Treasury shares, at cost - 19,382 and 19,382	(282,693)	(282,693)
Additional paid-in capital	121,875	121,781
Accumulated other comprehensive income (loss), net of taxes	(51,072)	(63,166)
Retained earnings	633,801	596,853
Total stockholders’ equity	422,387	373,250
Total liabilities and stockholders’ equity	$2,714,716	$2,841,861
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per common share data)

	Three Months Ended March 31,
	2025	2024
REVENUES
Direct premiums written	$467,078	$446,179
Change in unearned premiums	46,179	35,893
Direct premiums earned	513,257	482,072
Ceded premiums earned	(157,536)	(148,047)
Premiums earned, net	355,721	334,025
Net investment income	16,060	13,523
Net realized gains (losses) on investments	(14)	(77)
Net change in unrealized gains (losses) on investments	10	3,106
Commission revenue	16,275	11,033
Policy fees	4,493	4,405
Other revenue	2,322	1,944
Total revenues	394,867	367,959
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	250,555	240,187
General and administrative expenses	87,244	78,666
Total operating costs and expenses	337,799	318,853
Interest and amortization of debt issuance costs	1,612	1,622
INCOME (LOSS) BEFORE INCOME TAXES	55,456	47,484
Income tax expense (benefit)	14,017	13,827
NET INCOME (LOSS)	$41,439	$33,657
Basic earnings (loss) per common share	$1.48	$1.17
Weighted average common shares outstanding - Basic	28,091	28,869
Diluted earnings (loss) per common share	$1.44	$1.14
Weighted average common shares outstanding - Diluted	28,779	29,404
Cash dividend declared per common share	$0.16	$0.16
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$41,439	$33,657
Other comprehensive income (loss), net of taxes	12,094	(2,542)
Comprehensive income (loss)	$53,533	$31,115
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (unaudited)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2024	(19,382)		47,478	10	$475	$—	$121,781	$596,853	$(63,166)	$(282,693)	$373,250
Vesting of performance share units	(40)	(A)	102	—	1	—	(1)	—	—	(806)	(806)
Vesting of restricted stock units	(20)	(A)	52	—	1	—	(1)	—	—	(461)	(461)
Retirement of treasury shares	60	(A)	(60)	—	(1)	—	(1,266)	—	—	1,267	—
Share-based compensation	—		—	—	—	—	1,362	—	—	—	1,362
Net income (loss)	—		—	—	—	—	—	41,439	—	—	41,439
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	12,094	—	12,094
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,491)	—	—	(4,491)
Balance, March 31, 2025	(19,382)		47,572	10	$476	$—	$121,875	$633,801	$(51,072)	$(282,693)	$422,387

(A)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of stock options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except per share data)

	Treasury Shares	Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2023	(18,303)	47,269	10	$472	$—	$115,086	$560,690	$(74,172)	$(260,779)	$341,297
Purchases of treasury stock	(208)	—	—	—	—	—	—	—	(4,139)	(4,139)
Share-based compensation	—	—	—	—	—	2,033	—	—	—	2,033
Other (A)	—	—	—	—	—	(880)	—	—	—	(880)
Net income (loss)	—	—	—	—	—	—	33,657	—	—	33,657
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	(2,542)	—	(2,542)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—	—	—	—	—	—	(4,762)	—	—	(4,762)
Balance, March 31, 2024	(18,511)	47,269	10	$472	$—	$116,239	$589,585	$(76,714)	$(264,918)	$364,664

(A)	The Other line within Paid-in Capital includes $511 thousand related to cash settlement of certain restricted share units.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$186,769	$82,916
Cash flows from investing activities:
Proceeds from sale of property and equipment	9	50
Purchases of property and equipment	(1,227)	(3,298)
Purchases of equity securities	(2,006)	(977)
Purchases of available-for-sale debt securities	(75,009)	(109,615)
Proceeds from sales of equity securities	—	2,910
Proceeds from sales of available-for-sale debt securities	4,610	3,700
Maturities of available-for-sale debt securities	32,075	32,849
Net cash provided by (used in) investing activities	(41,548)	(74,381)
Cash flows from financing activities:
Preferred stock dividend	(3)	(3)
Common stock dividend	(4,841)	(4,639)
Purchase of treasury stock inclusive of excise taxes paid	—	(4,508)
Payments related to tax withholding for share-based compensation	(1,267)	—
Repayment of debt	(367)	(368)
Net cash provided by (used in) financing activities	(6,478)	(9,518)
Cash and cash equivalents and restricted cash and cash equivalents:
Net increase (decrease) during the period	138,743	(983)
Balance, beginning of period	262,076	399,941
Balance, end of period	$400,819	$398,958
The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$398,184	$259,441
Restricted cash and cash equivalents (1)	2,635	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$400,819	$262,076
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

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution, and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC,” and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance offered in 19 states as of March 31, 2025, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
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
The condensed consolidated financial statements have been prepared in conformity with: (i) United States (“U.S.”) generally accepted accounting principles (“GAAP”); and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
Basis of Presentation and Consolidation
The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the Financial Statements do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for annual financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Condensed Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025. The Condensed Consolidated Balance Sheet at December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any interim period or for the full year.
To conform to the current period presentation, certain amounts in the prior period condensed consolidated financial statements and notes have been reclassified. Such reclassifications were of an immaterial amount and had no effect on net income or stockholders’ equity.
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
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2024.

NOTE 3 - INVESTMENTS
Available-for-Sale Securities
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	March 31, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$21,762	$—	$125	$(396)	$21,491
Corporate bonds	943,716	(711)	2,620	(43,842)	901,783
Mortgage-backed and asset-backed securities	401,745	—	1,676	(25,899)	377,522
Municipal bonds	15,870	(1)	—	(1,291)	14,578
Redeemable preferred stock	9,480	(117)	29	(428)	8,964
Total	$1,392,573	$(829)	$4,450	$(71,856)	$1,324,338

	December 31, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$20,284	$—	$35	$(572)	$19,747
Corporate bonds	920,337	(894)	1,580	(52,075)	868,948
Mortgage-backed and asset-backed securities	387,538	—	1,041	(31,549)	357,030
Municipal bonds	15,893	(3)	—	(1,536)	14,354
Redeemable preferred stock	9,480	(121)	23	(382)	9,000
Total	$1,353,532	$(1,018)	$2,679	$(86,114)	$1,269,079
The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	March 31, 2025		December 31, 2024
Average Credit Ratings	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
AAA	$403,447	30.4%	$378,732	29.9%
AA	145,768	11.0%	146,456	11.5%
A	441,890	33.4%	425,503	33.5%
BBB	328,126	24.8%	313,265	24.7%
No Rating Available	5,107	0.4%	5,123	0.4%
Total	$1,324,338	100.0%	$1,269,079	100.0%
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

The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:
Agency	$201,962	$183,942	$194,400	$171,531
Non-agency	65,451	59,567	58,722	51,940
Asset-backed securities:
Auto loan receivables	61,928	62,283	60,087	60,326
Credit card receivables	10,432	10,491	9,702	9,769
Other receivables	61,972	61,239	64,627	63,464
Total	$401,745	$377,522	$387,538	$357,030
The following tables summarize available-for-sale debt securities, aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	March 31, 2025
	Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	$—	$—	$2,786	$(321)
Corporate bonds	2,253	(7)	277,587	(21,672)
Mortgage-backed and asset-backed securities	8,262	(12)	183,464	(26,244)
Municipal bonds	—	—	10,183	(945)
Redeemable preferred stock	—	—	826	(83)
Total	$10,515	$(19)	$474,846	$(49,265)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	$12,962	$(193)	$2,727	$(379)
Corporate bonds	44,049	(1,780)	283,877	(25,336)
Mortgage-backed and asset-backed securities	64,516	(1,567)	179,865	(29,935)
Municipal bonds	1,244	(53)	9,624	(1,099)
Redeemable preferred stock	—	—	825	(84)
Total	$122,771	$(3,593)	$476,918	$(56,833)
Unrealized losses on available-for-sale debt securities in the above table as of March 31, 2025 have not been recognized into income as credit losses because the issuers are of high credit quality (investment grade securities), management does not intend to sell nor does it believe it is more likely than not it will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

The table of expected credit losses below presents the beginning and ending balances, along with the provision for or reversal of credit loss expenses, categorized by security type. This information pertains to available-for-sale debt securities that are in an unrealized loss position, necessitating a credit allowance (in thousands):

	Corporate Bonds	Municipal Bonds	Redeemable Preferred Stock	Total
Balance, December 31, 2023	$469	$4	$93	$566
Provision for (or reversal of) credit loss expense	425	(1)	28	452
Balance, December 31, 2024	894	3	121	1,018
Provision for (or reversal of) credit loss expense	(183)	(2)	(4)	(189)
Balance, March 31, 2025	$711	$1	$117	$829
Refer to “Part II—Item 8—Note 2 (Summary of Significant Accounting Policies)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for details of accounting policies and reporting in the condensed consolidated financial statements associated with available-for-sale debt securities and allowance for credit losses.
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	March 31, 2025
	Amortized Cost	Fair Value
Due in one year or less	$198,513	$196,170
Due after one year through five years	703,944	682,232
Due after five years through ten years	462,984	422,970
Due after ten years	24,030	19,974
Perpetual maturity securities	3,102	2,992
Total	$1,392,573	$1,324,338
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
The following table provides certain information related to available-for-sale debt securities and equity securities during the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$36,685	$36,548
Equity securities	$—	$2,910
Gross realized gains on sale of securities:
Available-for-sale debt securities	$24	$5
Equity securities	$—	$69
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(38)	$(74)
Equity securities	$—	$(77)

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Available-for-sale debt securities	$10,719	$7,214
Equity securities	796	894
Cash and cash equivalents (1)	5,122	5,823
Other (2)	166	177
Total investment income	16,803	14,108
Less: Investment expenses (3)	(743)	(585)
Net investment income	$16,060	$13,523

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.
Equity Securities
The following table provides the unrealized gains and (losses) recognized for the periods presented on equity securities still held at the end of the reported period (in thousands):

	Three Months Ended March 31,
	2025	2024
Unrealized gains (losses) recognized during the reported period on equity securities still held at the end of the reported period	$225	$2,905
Investment in Real Estate
Investment in real estate consisted of the following as of the dates presented (in thousands):

	March 31,	December 31,
	2025	2024
Income Producing:
Investment in real estate	$10,108	$10,102
Less: Accumulated depreciation	(1,855)	(1,780)
Investment in real estate, net	$8,253	$8,322
The following table provides the depreciation expense related to investment in real estate for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Depreciation expense on investment in real estate	$75	$46

Other Investments
The Company has ownership interests in limited partnerships that are not registered or readily tradable on a securities exchange. These partnerships are with private equity funds managed by general partners who make decisions with regard to financial policies and operations. As such, the Company is not the primary beneficiary and does not consolidate these partnerships.
The fair value of the Company's investments in certain private equity funds is also determined using Net Asset Value. The timing of the delivery of the funds’ financial statements and financial information is on a three-month lag which results in a three-month delay in the recognition of our share of the change in Net Asset Value. Effective in 2024, as this is the best information available, it will be used for the estimate of the net asset value as well as the fair value, unless conditions have changed significantly in the economy or securities markets. In such a case, we will adjust our estimate with assistance from the general partner.
The fair value of the other investments reported at net asset value consisted of the following as of the date presented (in thousands):

	As of March 31, 2025
	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Investments in private equity limited partnerships - Net Asset Value (a)	$3,932	$—	N/A	N/A
Total	$3,932	$—
(a)This class includes private equity funds that invest in cybersecurity companies which are subject to a contractual restriction on the transfer or sale by the Company prior to liquidation or dissolution of the partnership agreement by the general partner. Distributions are received through liquidation of the underlying assets of the fund. The fair value of these assets has been estimated using the net asset value (NAV) per share of investments. It is estimated that these investments will be liquidated over four to nine years.

	As of December 31, 2024
	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Investments in private equity limited partnerships - Net Asset Value (a)	$3,921	$—	N/A	N/A
Total	$3,921	$—
(a)This class includes private equity funds that invest in cybersecurity companies which are subject to a contractual restriction on the transfer or sale by the Company prior to liquidation or dissolution of the partnership agreement by the general partner. Distributions are received through liquidation of the underlying assets of the fund. The fair value of these assets has been estimated using the net asset value (NAV) per share of investments. It is estimated that these investments will be liquidated over four to nine years.

Other investments consisted of the following as of the dates presented (in thousands):

	March 31,	December 31,
	2025	2024
Investments in private equity limited partnerships reported at fair value	$11,750	$12,202
Investments in private equity limited partnerships reported at net asset value	3,932	3,921
Total Investments in private equity partnerships	$15,682	$16,123

The limited partnership investments are subject to a contractual restriction on the transfer or sale by the Company prior to liquidation or dissolution of the partnership agreement by the general partner. This restriction lapses upon the dissolution of the partnership or upon the written consent of the general partner and its Board of Directors.
The following table provides the unrealized gains recognized for the periods presented on investment in private equity limited partnerships still held at the end of the reported period (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
Unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships reported at fair value still held at the end of reported period	$(452)	$—
Unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships reported at net asset value still held at the end of reported period	$11	$—
Total unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships still held at the end of the reported period	$(441)	$—
The unrealized gains (losses) on these investments are recognized in net change in unrealized gains (losses) on investments in the Condensed Consolidated Statement of Income. On March 31, 2025 and December 31, 2024, the Company’s net cumulative contributed capital to the partnerships was $4.8 million and $4.8 million, respectively.
NOTE 4 - REINSURANCE
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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of March 31, 2025			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services, Inc.	Moody’s Investors Service, Inc.	March 31, 2025	December 31, 2024
Various Lloyd’s of London Syndicates (1)	A+	AA-	n/a	$138,982	$282,826
Markel Bermuda Ltd.	A	A	A	109,335	94,173
Florida Hurricane Catastrophe Fund “FHCF” (2)	n/a	n/a	n/a	54,153	81,375
Renaissance Reinsurance Ltd.	A+	A+	A	45,771	35,808
Everest Reinsurance Co	A+	A+	A	34,728	47,807
DaVinci Reinsurance Ltd.	A	A+	A	33,137	73,645
Aeolus Re Ltd. (3)	n/a	n/a	n/a	12,885	—
Total (4)				$428,991	$615,634
(1)Moody’s does not provide a rating for Lloyd’s; the reinsurer is fully collateralized with a trust agreement.
(2)No rating is available, because the fund is not rated.
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

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended March 31,
	2025			2024
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$467,078	$513,257	$249,707	$446,179	$482,072	$240,319
Ceded	(301)	(157,536)	848	(291)	(148,047)	(132)
Net	$466,777	$355,721	$250,555	$445,888	$334,025	$240,187
The following prepaid reinsurance premiums and reinsurance recoverables are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid reinsurance premiums	$105,480	$262,716
Reinsurance recoverables on paid losses and LAE	$37,519	$65,681
Reinsurance recoverables on unpaid losses and LAE	433,670	561,936
Reinsurance recoverables	$471,189	$627,617
NOTE 5 - INSURANCE OPERATIONS
Deferred Policy Acquisition Costs
The Company defers certain costs incurred in connection with acquiring or renewing insurance policies, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is reported as an asset and is amortized over the estimated life of the insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
DPAC, beginning of period	$121,178	$109,985
Capitalized Costs	54,108	50,852
Amortization of DPAC	(59,456)	(54,205)
DPAC, end of period	$115,830	$106,632
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
In accordance with Florida Insurance Code and based on the calculations performed by the Company as of March 31, 2025, UPCIC and APPCIC currently are not able to pay any ordinary dividends during for the three months ended March 31, 2025. For the three months ended March 31, 2025 and 2024, no dividends were paid from the Insurance Entities to PSI.
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

	March 31, 2025	December 31, 2024
Statutory capital and surplus
UPCIC	$384,559	$385,530
APPCIC	$28,195	$27,985
Ten percent of total liabilities
UPCIC	$175,350	$161,438
APPCIC	$3,096	$3,179
As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement. The Insurance Entities also met the capitalization requirements of the other states in which they are licensed as of March 31, 2025.
The following table summarizes combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Combined net income (loss)	$(8,242)	$(2,654)
The Insurance Entities must annually meet NAIC risk-based capital (“RBC”) requirements, which measure the appropriate capital level considering the company's size and risk profile. Regulators use RBC to determine actions for insurers in weak or deteriorating conditions. Based on their annual reports, each Insurance Entity reported surplus as regards policyholders above the RBC requirements as of December 31, 2024.
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	March 31, 2025	December 31, 2024
Restricted cash and cash equivalents
Florida	$1,800	$1,800
Georgia	35	35
North Carolina	800	800
Total	$2,635	$2,635

Investments
Hawaii	$2,908	$2,853
Massachusetts	128	127
South Carolina	138	137
Virginia	332	329
Total	$3,506	$3,445
In addition, the Company has restricted cash on deposit with its variable interest entity. See “—Note 14 (Variable Interest Entities)” for a discussion of restricted cash held in a trust account.
NOTE 6 – LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$959,291	$510,117
Less: Reinsurance recoverables	(561,936)	(183,435)
Net balance at beginning of period	397,355	326,682
Incurred related to:
Current year	250,555	240,187
Prior years	—	—
Total incurred	250,555	240,187
Paid related to:
Current year	64,435	96,333
Prior years	123,468	141,943
Total paid	187,903	238,276
Net balance at end of period	460,007	328,593
Plus: Reinsurance recoverables	433,670	101,036
Balance at end of period	$893,677	$429,629
During the three months ended March 31, 2025, the liability for unpaid losses and loss adjustment expenses, prior to reinsurance, decreased by $65.6 million from $959.3 million as of December 31, 2024 to $893.7 million as of March 31, 2025. The decrease was principally the result of the settlement of Hurricane Ian claims, claims from other prior hurricanes and claims from prior accident years.
During the three months ended March 31, 2025 and 2024, there was no prior year development.

NOTE 7 – LONG-TERM DEBT
Long-term debt consists of the following as of the dates presented (in thousands):

	March 31,	December 31,
	2025	2024
Surplus note	$2,206	$2,573
5.625% Senior unsecured notes	100,000	100,000
Total principal amount	102,206	102,573
Less: unamortized debt issuance costs	(1,153)	(1,330)
Total long-term debt, net	$101,053	$101,243
Surplus Note
On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a 20-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. The carrying amount of the surplus note is included in the statutory capital and surplus of UPCIC. UPCIC was in compliance with the terms of the surplus note as of March 31, 2025.
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
On November 23, 2021, the Company entered into an indenture, relating to the issuance of the Notes (the “Indenture”), with UMB Bank National Association, as trustee. The Notes are not subject to any sinking fund and are not convertible or exchangeable, other than pursuant to the Exchange Offer, for any other securities or assets of the Company or any of its subsidiaries. The Notes are not subject to redemption at the option of the holder. The indenture governing the Notes contains financial covenants, terms, events of default and related cure provisions that are customary in agreements used in connection with similar transactions. As of March 31, 2025, the Company was in compliance with all applicable covenants, including financial covenants.
The Notes are unsecured senior obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank equally in right of payment to the Unsecured Revolving Loan described below.
Unsecured Revolving Loan
On May 31, 2024, the Company entered into a committed and unsecured $50.0 million revolving credit line with JP Morgan Chase Bank, N.A. This agreement succeeded the previous $40.0 million revolving credit line with J.P. Morgan Chase, N.A., entered into on June 30, 2023. As of March 31, 2025, the Company has not borrowed any amount under this revolving loan. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings mature on May 30, 2025, 364 days after the inception date and carry an interest rate of prime rate plus a margin of 2.0%. The credit line is subject to annual renewals. The credit line contains customary financial and other covenants, with which the Company is in compliance.

Interest Expense
The following table provides interest expense related to long-term debt during the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest Expense:
Surplus note	$29	$39
5.625% Senior unsecured notes	1,406	1,406
Non-cash expense (1)	177	177
Total	$1,612	$1,622
(1) Represents amortization of debt issuance costs.

NOTE 8 – STOCKHOLDERS’ EQUITY
From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares			Average
			Repurchased During the		Aggregate	Price Per	Plan
		Dollar Amount	Three Months Ended March 31,		Purchase	Share	Completed or
Date Authorized	Expiration Date	Authorized	2025	2024	Price	Repurchased	Expired
March 11, 2024	March 11, 2026	$20,000	—	288	$6	$20.42
June 12, 2023	June 10, 2025	$20,000	—	207,722	$4,133	$19.90	March 2024
See the “Condensed Consolidated Statements of Stockholders’ Equity” for a roll-forward of treasury shares.
NOTE 9 – INCOME TAXES
Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The Company reviews its deferred tax assets regularly for recoverability. As of March 31, 2025, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
For the three months ended March 31, 2025, there was no current reporting period activity recorded in the operating statement or the balance sheet related to uncertain tax positions.
The effective tax rate for the three months ended March 31, 2025 was 25.3% compared to 29.1% for the three months ended March 31, 2024 period last year. The provision for income taxes differed from the statutory rate as follows:

	Three Months Ended March 31,
	2025	2024
Expected provision at federal statutory tax rate	21.0%	21.0%
Increases (decrease) resulting from:
State income tax, net of federal tax benefit	2.8%	3.6%
Disallowed compensation	1.4%	1.3%
Equity compensation shortfall	—%	3.3%
Nondeductible expenses	0.2%	0.1%
Dividend received deduction	(0.1)%	(0.2)%
Total income tax expense (benefit)	25.3%	29.1%

NOTE 10 – EARNINGS (LOSS) PER SHARE
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
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings (loss) per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator for EPS:
Net income (loss)	$41,439	$33,657
Less: Preferred stock dividends	(3)	(3)
Income (loss) available to common stockholders	$41,436	$33,654
Denominator for EPS:
Weighted average common shares outstanding	28,091	28,869
Plus: Assumed conversion of share-based compensation (1)	663	510
Assumed conversion of preferred stock	25	25
Weighted average diluted common shares outstanding	28,779	29,404
Basic earnings (loss) per common share	$1.48	$1.17
Diluted earnings (loss) per common share	$1.44	$1.14

(1)	Represents the dilutive effect of common shares issuable upon the exercise of stock options, non-vested performance share units, non-vested restricted stock units and non-vested restricted stock.

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended March 31,
	2025			2024
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$16,015	$3,932	$12,083	$(3,442)	$(848)	$(2,594)
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	14	3	11	69	17	52
Other comprehensive income (loss)	$16,029	$3,935	$12,094	$(3,373)	$(831)	$(2,542)
The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income (loss) for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended March 31,
	2025	2024
Unrealized gains (losses) on available-for-sale debt securities	$14	$(69)	Net realized gains (losses) on sale on investments
Related tax (expense) benefit	(3)	17	Income tax expense (benefit)
Total reclassification for the period	$11	$(52)	Net of tax
NOTE 12 – COMMITMENTS AND CONTINGENCIES
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

NOTE 13 – FAIR VALUE MEASUREMENTS
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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$21,491	$—	$21,491
Corporate bonds	—	901,783	—	901,783
Mortgage-backed and asset-backed securities	—	377,522	—	377,522
Municipal bonds	—	14,578	—	14,578
Redeemable preferred stock	—	8,964	—	8,964
Equity Securities:
Common stock	17,170	—	—	17,170
Mutual funds	62,813	—	—	62,813
Investment in Private Equity Limited Partnership	—	—	11,750	11,750
Total assets accounted for at fair value	$79,983	$1,324,338	$11,750	$1,416,071
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as of:
Investment in Private Equity Limited Partnerships				$3,932
Total assets at fair value				$1,420,003

	Fair Value Measurements
	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$19,747	$—	$19,747
Corporate bonds	—	868,948	—	868,948
Mortgage-backed and asset-backed securities	—	357,030	—	357,030
Municipal bonds	—	14,354	—	14,354
Redeemable preferred stock	—	9,000	—	9,000
Equity Securities:
Common stock	14,409	—	—	14,409
Mutual funds	63,343	—	—	63,343
Investment in Private Equity Limited Partnership	—	—	12,202	12,202
Total assets accounted for at fair value	$77,752	$1,269,079	$12,202	$1,359,033
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as of:
Investment in Private Equity Limited Partnerships				$3,921
Total assets at fair value				$1,362,954

The following table summarizes quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of the dates presented (in thousands):

	As of March 31, 2025
					Range
	Fair Value	Valuation Methodology	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
Investment in Private Equity Limited Partnership	$11,750	Market Approach	Trailing Twelve Month EBITDA Multiple	6.6x	5.3x	7.0x

	As of December 31, 2024
					Range
	Fair Value	Valuation Methodology	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
Investment in Private Equity Limited Partnership	$12,202	Market Approach	Trailing Twelve Month EBITDA Multiple	5.8x	5.3x	7.0x
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
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	As of March 31, 2025		As of December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities (debt):
Surplus note (1)	$2,206	$2,122	$2,573	$2,481
5.625% Senior unsecured notes (2)	100,000	99,792	100,000	99,086
Total debt	$102,206	$101,914	$102,573	$101,567
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

NOTE 14 – VARIABLE INTEREST ENTITIES
The Company has established a captive reinsurance arrangement to provide the Insurance Entities with catastrophe reinsurance protection. This annual contract has been in effect since 2020. The Company engages Mangrove Risk Solutions Bermuda Ltd. (formerly known as Isosceles Insurance Ltd.) acting in respect of “Separate Account UVE-01,” as its captive reinsurance provider. This entity is considered a variable interest entity (“VIE”) in the normal course of business, and the Company consolidates the VIE as the Company is the primary beneficiary. Further details regarding the methodology and significant inputs used to evaluate the consolidation of a VIE can be found in “Part II, Item 8—Note 2 (Summary of Significant Accounting Policies)” of our Annual Report on Form 10-K for the year ended December 31, 2024.

NOTE 15 – SEGMENT INFORMATION
The Company is a holding company that offers homeowners insurance policies to clients in states where it is properly licensed and authorized to operate. The Company and its subsidiaries operate as an integrated business, functioning under a single segment. This approach encompasses the Company’s management strategy, internal organizational structure, and decision-making processes. The Company's Chief Executive Officer (CEO) is the Chief Operating Decision Maker (CODM) and evaluates the entire business as a unified entity for resource allocation and performance assessment. The accounting policies of the single segment are the same as those described in “Part II—Item 8—Note 2 (Summary of Significant Accounting Policies)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The key measures of segment profit or loss that the CODM uses to allocate resources and assess performance are the Company’s consolidated net income and earnings per share, as reported on the Condensed Consolidated Statements of Operations. Revenues reported in the Condensed Consolidated Statements of Operations are from external customers. All expense categories on the Condensed Consolidated Statements of Operations are significant and there are no other significant segment expenses that would require disclosure. Assets provided to the CODM are consistent with those reported on the Condensed Consolidated Balance Sheets.
Information related to the Company’s products and services and geographical distribution of revenues is disclosed in “—Note 1 (Nature of Operations and Basis of Presentation)”.

NOTE 16 – SUBSEQUENT EVENTS
The Company conducted an evaluation of subsequent events up to the date the financial statements were issued. It determined that there were no recognized or unrecognized subsequent events requiring adjustment or additional disclosure in the condensed consolidated financial statements as of March 31, 2025, except as noted below.
On April 14, 2025, the Company declared a quarterly cash dividend of $0.16 per share of common stock payable May 16, 2025, to shareholders of record on May 9, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Company” refer to Universal Insurance Holdings, Inc. (“UVE”) and its wholly-owned subsidiaries. You should read the following discussion together with our unaudited condensed consolidated financial statements (“Financial Statements”) and the related notes thereto included in “Part I, Item 1—Financial Statements,” and our audited condensed consolidated financial statements and the related notes thereto included in “Part II, Item 8—Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for any one quarter are not necessarily indicative of results to be expected for any quarter or for the year.
Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These forward-looking statements may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets,” and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure and other risk management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. A detailed discussion of the risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is set forth below, which are a summary of those in the section titled “Risk Factors” (Part I, Item 1A) of our Annual Report on Form 10-K for the year ended December 31, 2024. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

OVERVIEW
We are a vertically integrated holding company offering property and casualty insurance and value-added insurance services. In addition, we generate revenue from our investment portfolio, reinsurance brokerage services, the receipt of managing general agency fees from policy holders and from other sources of revenue (collectively “Other Revenue Sources”). We develop, market and underwrite insurance products for consumers predominantly in the personal residential homeowners’ line of business and perform substantially all insurance-related services for our insurance entities, including risk management, claims management, and distribution. Our insurance entities, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), offer insurance products through both an appointed independent agent network and our online distribution channels across 19 states with Florida representing 73.7% of our direct premiums written for the three months ended March 31, 2025. We seek to produce an underwriting profit (defined as earned premiums-net minus losses, loss adjustment expense (“LAE”), policy acquisition costs and other operating costs) over the long term, along with growing our Other Revenue Sources.
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A should be read in conjunction with our Financial Statements and accompanying Notes appearing elsewhere in this Report (the “Notes”). In addition, reference should be made to our audited Condensed Consolidated Financial Statements and accompanying Notes to Condensed Consolidated Financial Statements and “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed above under “—Cautionary Note Regarding Forward-Looking Statements.”
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
As a result of market conditions in Florida, personal residential insurance premiums have risen significantly, many insurers have reduced coverages, and underwriting standards have tightened. Due to these conditions and factors more generally affecting the U.S. and global reinsurance markets, reinsurance for Florida property insurance risk also has been subject to increases in pricing and less favorable terms in recent years. These market forces combined to decrease insurance availability among admitted insurers, and consequently to increase the policy count of Citizens. Although Citizens was created to be the “market of last resort” or residual property insurance market in Florida, its rate increases are limited by law, resulting in its policies typically being priced lower than admitted market policies. This causes Citizens, for many policy types and areas of Florida, to become viewed as a desirable lower-cost alternative to the admitted market. Even as the Florida market stabilizes and shows signs of improvement, the difference between Citizens’ rates and those of the admitted market, which have accumulated over several years, can delay the ability of admitted market insurers to be an effective alternative to Citizens for some policy types depending on coverage, location or other characteristics. The Company’s competitive position compared to Citizens, and the competitive position of the admitted market as a whole, might improve over the next several years as Citizens phases-in mandatory flood insurance requirement. Admitted market insurers in Florida are not subject to the same mandate.
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

We seek to achieve long-term rate adequacy for the Insurance Entities. In doing so, we consider many factors influencing the residential property insurance markets in Florida and the other states in which we transact business. Among the factors considered in our ratemaking process, we take into account the recent claims environment, losses, LAE, expenses, and, in Florida, the actual and projected benefits of the statutory reforms. Favorable effects of the reforms led many insurers, including us, to file overall 2024 rates equal to or slightly lower than the prior year's rates. The impact of the reforms varies by territory, as different areas of Florida historically have had different incidences of represented and litigation claims most affected by the reforms. Rate levels also remain subject to broad considerations affecting the economy or insurance industry as a whole, such as inflation affecting labor and materials and litigation financing.
The ultimate benefits of Florida’s statutory reforms are unknown and difficult to predict. The Florida political environment, prevailing sentiment among policymakers or the public, and economic factors beyond insurers’ control may directly or indirectly mitigate the effectiveness of recent reforms. These influences can mask the reforms’ benefits or diminish their perceived effectiveness even when the market shows signs of improvement through moderating rate levels, increased product availability and competition, and reductions in Citizens’ policy count. Over time, these political or external influences can result in policymakers questioning the merits of the reforms, considering proposals to reverse them, or pursuing other law changes or interpretations that could negate improvements in the Florida market and renew concerns with rising costs and reduced availability.
Evolving domestic, national or global economic conditions, including the potential impact from tariffs, may affect our business model, particularly by applying inflationary pressure on our costs for settling claims and the rate-making process. Additionally, interest rate uncertainty driven by Federal Reserve actions related to inflationary trends and federal deficits could present further financial challenges. We will continue to monitor our business model and strategy as these events develop.
Rate filings rely upon past loss and expense data and take time to develop, file and implement. We therefore can experience significant delays between identifying needed rate adjustments, filing the associated rate changes, and ultimately collecting and earning the resulting increased premiums. Further, the ultimate effectiveness of Florida’s reforms is still unknown and difficult to quantify, especially because future market conditions or claims patterns might differ from recent or past experience. This uncertainty can be compounded by other anticipated changes affecting rating or risk selection, such as FLOIR’s implementation of updated windstorm mitigation discounts. The effects of a revised discount program currently are unknown and difficult to predict both at the individual policy level and at the aggregate level with respect to insurers’ competitive positions. Similarly, the Company evaluates and periodically adjusts its policy forms in response to market factors and competitive considerations. While policy form changes can be beneficial in the Company’s risk management initiatives, like with rate adjustments, we can experience delays between identifying desired changes, filing and gaining regulatory approval of the changes, and implementing the new forms.
The Company updates its claims-handling procedures over time in response to market trends. The Company has adopted initiatives to adjust and pay straightforward, meritorious claims as promptly as possible to mitigate the adverse impacts that can be seen with claims that remain open for longer periods. The Company also has increasingly used video and other technology to facilitate reviews of damaged property and improve efficiency in the claims process. In addition, we develop in-house expertise to respond to certain types of claims such as water damage claims, represented claims, and large-loss claims. The Company additionally has established significant in-house legal services to address the high volume of litigated or represented claims as cost-effectively as possible, as well as a subrogation unit that seeks to mitigate losses for the benefit of policyholders and the Company when damages are caused by third parties.
The active 2024 hurricane season added complexity to a market that still experiences residual adverse effects of pre-reform laws and behaviors even as it begins to benefit from the law changes. As a result of the reforms and operational initiatives taken by the Company in recent years, the Insurance Entities have cautiously increased their appetite for new business. Several new competitors also have entered the Florida market after the law changes, with some seeking to assume policies from Citizens. New and existing competitors in the post-reform market often are selective as to the policy types, locations, coverage limits or other characteristics of policies they write, leading to segmentation in the market and the Insurance Entities’ often facing different competitors or different degrees of competition based on policy type or location. It is premature to evaluate the impact of the recent hurricane season on reinsurance and capital markets, competitors and potential future entrants to the market, and the overall level of admitted market writings and corresponding effect on Citizens’ exposures. Additionally, the full impact of the law changes and our operational initiatives on the claims settlement process and associated costs is unknown and may evolve differently following an active hurricane season than in a non-catastrophe environment. We will continue to monitor these impacts and market conditions on recording and reporting of claims costs, rate levels, and competitive conditions.

Summary of Recent Rate Changes
In April 2023, UPCIC submitted and received approval for a rate decrease of 1.4% for Homeowners’, and a rate decrease of 1.6% for Dwelling Fire in the State of Florida, effective July 15, 2023, for new and renewal business. This filing resulted from UPCIC’s statutorily required participation in Florida’s Reinsurance to Assist Policyholders Program (“RAP”). This program was unrelated to the FHCF and allowed insurers to access a layer of reinsurance coverage below the FHCF industry retention at no cost to the insurer. In exchange the Insurance Entities adopted a corresponding one-year rate reduction. The RAP program expired with the reinsurance contract year ended May 31, 2024. Accordingly, the rate decrease that was temporarily implemented in response to the RAP coverage expired one year from its effective date, on July 15, 2024.
In July 2023, UPCIC filed a 7.5% rate increase on Florida personal residential homeowners’ line of business, effective July 17, 2023, for new business and November 4, 2023, for renewal business. Additionally, in October 2023, UPCIC filed a 4.1% rate increase on Florida personal dwelling-fire lines of business, effective January 15, 2024, for both new and renewal business. Both of these rate increases were implemented under use and file rating laws and subsequently received regulatory approval. In August 2024, UPCIC implemented new homeowners rates for new policies, resulting in an average rate decrease of 1.5% compared to previous rates. Rates for renewal business are being implemented with an effective date of May 17th, 2025.

For 2025, the following rate changes for UPCIC have been approved by regulators in states other than Florida:
•Michigan: +24.8% effective January 20, 2025 for new business, and March 11, 2025, for renewal business
•Georgia: +7.4% effective March 1, 2025 for new business and renewal business
•Alabama: +8.0% effective March 13, 2025 for new business and renewal business
•Indiana: +6.0% effective March 22, 2025 for new business and May 11, 2025, for renewal business
•North Carolina: +7.5% effective June 1, 2025 for new business and renewal business
•Massachusetts: +13.0% effective April 8, 2025 for new business and May 28, 2025 for renewal business
•South Carolina: +8.7% effective April 21, 2025 for new business and June 10, 2025 for renewal business
•Pennsylvania: +8.0% effective June 1, 2025 for new business and July 21, 2025 for renewal business
The following rate filings are pending approval by state regulators:
•Delaware: +18.0%, the effective date for new business and renewal business is pending approval
•Minnesota: +15.0%, the effective date for new business and renewal business is pending approval
•New York: +14.9%, the effective date for new business and renewal business is pending approval
•Iowa: +40.0%, the effective date for new business and renewal business is pending approval
KEY PERFORMANCE INDICATORS
The Company considers the measures and ratios in the following discussion to be key performance indicators for its businesses. Management believes that these indicators are helpful in understanding the underlying trends in the Company’s businesses. Some of these indicators are reported on a quarterly basis and others on an annual basis. Please also refer to “Part II, Item 8—Note 2 (Summary of Significant Accounting Policies)” of our Annual Report on Form 10-K for the year ended December 31, 2024 for definitions of certain other terms we use when describing our financial results.
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
Adjusted net income (loss) available to common stockholders ― is a non-GAAP measure that is calculated as GAAP net income (loss) available to common stockholders, less net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, net of tax. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
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
Adjusted return on common equity (Adjusted “ROCE”) ― is a non-GAAP measure that is calculated as actual or annualized adjusted net income available to common stockholders divided by average adjusted common stockholders’ equity, with the denominator excluding current period income statement net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, net of tax. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
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
Core Loss Ratio ― a common operational metric used in the insurance industry to describe the ratio of current accident year expected losses and LAE, excluding current accident year weather events beyond those expected, to premiums earned. Core loss ratio is an important measure identifying profitability trends of premiums in force. Core losses consist of losses and LAE excluding current accident year weather events beyond those expected and prior years’ reserve development. The financial benefit from the management of claims, including claim fees ceded to reinsurers, is recorded in the condensed consolidated financial statements as a reduction to core losses. The core loss ratio can be measured on a direct basis, using direct earned premiums, or on a net basis, using premiums earned, net (i.e., direct premiums earned less ceded premiums earned).
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
Expense Ratio (Including Policy Acquisition Cost Ratio and Other Operating Cost Ratio) ― calculated as general and administrative expenses as a percentage of premiums earned, net. General and administrative expenses are comprised of policy acquisition costs and other operating costs, which include such items as underwriting costs, facilities, and corporate overhead. The expense ratio, including the sub-expense ratios of policy acquisition cost ratio and other operating cost ratio, are indicators to management of the Company’s cost efficiency in acquiring and servicing its business and the impact of expense items to overall profitability.
Losses and Loss Adjustment Expense Ratio or Loss and LAE Ratio ― a measure of the cost of claims and claim settlement expenses incurred in a reporting period as a percentage of premiums earned in that same reporting period. Losses and LAE incurred in a reporting period includes both amounts related to the current accident year and prior accident years, if any, referred to as development. Ultimate losses and LAE are based on actuarial estimates with changes in those estimates recognized in the period the estimates are revised. Losses and LAE consist of claim costs arising from claims occurring and settling in the current period, an estimate of claim costs for reported but unpaid claims, an estimate of unpaid claim costs for incurred-but-not-reported claims and an estimate of claim settlement expenses associated with reported and unreported claims which occurred during the reporting period. The loss and LAE ratio can be measured on a direct basis, which includes losses and LAE divided by direct earned premiums, or on a net basis, which includes losses and LAE divided by premiums earned, net (i.e., direct premium earned less ceded premium earned). The net loss and LAE ratio are measures of underwriting profitability after giving consideration to the effect of reinsurance. Trends in the net loss and LAE ratio are an indication to management of current and future profitability.
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
Return on Average Common Equity (“ROCE”) ― calculated as actual net income (loss) available to common stockholders divided by average common stockholders' equity. ROCE is a capital profitability measure of how efficiently management creates profits.
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
We believe the Insurance Entities’ retentions under the jointly shared reinsurance program is appropriate and structured to protect policyholders and the Insurance Entities’ capital structure. We test the sufficiency of the catastrophe reinsurance coverage by subjecting the Insurance Entities’ personal residential exposures to scenario testing using third-party catastrophe models. These models combine simulations of the natural occurrence patterns and characteristics of hurricanes, tornadoes, earthquakes, and other catastrophes with information on property values, construction types, and occupancy classes. These models’ outputs provide information concerning the potential for simulated large losses, which enables the Insurance Entities to limit the financial impact from catastrophic events. Refer to the risk factors disclosed in “Part I, Item 1A—Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for details of specific risks attributable to catastrophic losses and reinsurance.
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

Reinsurers
The table below provides the A.M. Best and S&P financial strength ratings for each of the largest rated third-party reinsurers in the Insurance Entities’ 2024-2025 reinsurance program:

Reinsurer	A.M. Best	S&P
Florida Hurricane Catastrophe Fund (1)	N/A	N/A
Various Lloyd’s of London Syndicates	A+	AA-
DaVinci Reinsurance Ltd.	A	A+
Renaissance Reinsurance Ltd.	A+	A+
Chubb Tempest Reinsurance Ltd.	A++	AA
Markel Bermuda Ltd.	A	A
Everest Reinsurance Co.	A+	A+
Aeolus Re Ltd (2)	N/A	N/A
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

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
Highlights for the quarter ended March 31, 2025
•For the three months ended March 31, 2025, direct written premium increased by 4.7%, totaling $467.1 million. This growth was supported by an increase of $31.7 million, or 34.7%, growth in premiums outside of Florida.
•Rate filings and automatic policy inflation adjustments to policy insured values are impacting written and earned premium as the new rates and property insured values take effect on policy renewals and new business, and earn prospectively over the policy period. Management is continuing its efforts to prudently manage new business risk selection and improve risk exposure diversification, while rate increases are taking effect to improve profitability.
•Net investment income was up 18.8%, attributed to higher portfolio reinvestment rates as investments matured and were reinvested, along with income from increased cash investments.
•The Company continues to observe favorable loss trends from policies issued following the legislative reforms of 2022.
•Reduced weather events, showing a decrease compared to the previous four years, positively impacted the results in the first quarter of 2025.

•Declared dividends per common share of $0.16 on February 6, 2025, paid on March 14, 2025.
•Demotech reaffirmed its A rating for UPCIC and APPCIC on April 8, 2025.

Results of Operations—Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Net income was $41.4 million for the three months ended March 31, 2025, compared to net income of $33.7 million for the three months ended March 31, 2024. Diluted earnings per share in 2025 was $1.44 compared to $1.14 in 2024. Positive factors in 2025 included higher net premiums earned, investment income and commission revenue, offset by lower unrealized gains and higher operating costs. There was no prior-year net loss reserve development and no catastrophes in the first quarters of 2025 or 2024. Direct and net premiums earned grew by 6.5% in 2025, due to premium growth in 17 states and more policies in force in 15 states. The net loss ratio was 70.5% in 2025 compared to 71.9% in 2024, with the combined ratio at 95.0% compared to 95.5% in 2024.

A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Three Months Ended March 31,		Change
	2025	2024	$	%
REVENUES
Direct premiums written	$467,078	$446,179	$20,899	4.7%
Change in unearned premium	46,179	35,893	10,286	28.7%
Direct premium earned	513,257	482,072	31,185	6.5%
Ceded premium earned	(157,536)	(148,047)	(9,489)	6.4%
Premiums earned, net	355,721	334,025	21,696	6.5%
Net investment income	16,060	13,523	2,537	18.8%
Net realized gains (losses) on investments	(14)	(77)	63	(81.8)%
Net change in unrealized gains (losses) on investments	10	3,106	(3,096)	(99.7)%
Commission revenue	16,275	11,033	5,242	47.5%
Policy fees	4,493	4,405	88	2.0%
Other revenue	2,322	1,944	378	19.4%
Total revenues	394,867	367,959	26,908	7.3%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	250,555	240,187	10,368	4.3%
General and administrative expenses	87,244	78,666	8,578	10.9%
Total operating costs and expenses	337,799	318,853	18,946	5.9%
Interest and amortization of debt issuance costs	1,612	1,622	(10)	(0.6)%
INCOME (LOSS) BEFORE INCOME TAXES	55,456	47,484	7,972	16.8%
Income tax expense (benefit)	14,017	13,827	190	1.4%
NET INCOME (LOSS)	$41,439	$33,657	$7,782	23.1%
Other comprehensive income (loss), net of taxes	12,094	(2,542)	14,636	NM
COMPREHENSIVE INCOME (LOSS)	$53,533	$31,115	$22,418	72.0%
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$1.44	$1.14	$0.30	26.3%
Weighted average diluted common shares outstanding	28,779	29,404	(625)	(2.1)%

NM – Not Meaningful

Premium Revenues
Direct premiums written increased by $20.9 million, or 4.7%, for the three months ended March 31, 2025, driven by premium growth in our other states business of $31.7 million, or 34.7%, as compared to the three months ended March 31, 2024 offset by a reduction in premium within our Florida business of $10.8 million, or 3.0%. The primary factors contributing to the increase in direct written premiums were new and previous rate changes, increased policies in force during 2025 and policy inflation adjustments. There was an increase in policies in force across 15 states. In total, policies in force increased 9,291, or 1.1%, from 855,526 at December 31, 2024 to 864,817 at March 31, 2025. A summary of the recent rate increases which are driving increases in written premium is discussed above under “Overview—Trends and Geographical Distribution—Florida Trends.”
Rate changes are applied on new business submissions at policy inception and on renewals from the effective date of their renewal, and then are earned subsequently over the policy period. Rate changes that are implemented are in response to trends in claim costs driven by changes in costs of material and labor associated with claims and by law changes in the Florida market, the cost of weather events, the cost of catastrophe and other reinsurance protecting policyholders and the legacy effect of the cost to settle litigated claims in Florida. See “Overview—Trends and Geographical Distribution—Florida Trends and Summary of Recent Rate Changes.” Due to the time associated with analyzing data, preparing and submitting rate filings, implementing new rate levels and earning the corresponding premiums, the Insurance Entities’ rate adjustments typically lag their experience by months or even years. The Insurance Entities’ policies also adjust coverage limits at renewal to account for inflation since the last renewal which is based on third-party industry data sources that monitor inflation factors.
The Insurance Entities oversee their operations by monitoring policy counts, premiums, insured values, and other relevant factors. They periodically review and adjust policy rates and update underwriting guidelines, which influence new business volume and premium trends. Additionally, policy retention plays a crucial role in determining premium trends. These factors influence the amount of reinsurance coverage obtained annually. For the three months ended March 31, 2025, we saw an increase in policies in force of 9,291, or 1.1%, from 855,526 at December 31, 2024 to 864,817 at March 31, 2025. Direct premiums written continue to increase across the majority of states in which we conduct business. We had policies in force in 19 states at March 31, 2025. In addition, we are authorized to do business in Tennessee. As of March 31, 2025, policies in force increased by 44,739 policies, or 5.5%, premium in force increased $130.7 million, or 6.7%; and total insured value increased $38.6 billion, or 11.7%, compared to March 31, 2024.

Direct premium earned increased by $31.2 million, or 6.5%, for the three months ended March 31, 2025. This increase is due to premiums written over the past year, including rate filings, policy adjustments from inflation, and higher policy counts. See the discussion above for the ― “Overview-Summary of Recent Rate Changes.”

Reinsurance

Reinsurance enables our Insurance Entities to mitigate potential exposures to catastrophic events and other covered incidents. Annually, the Insurance Entities enter into agreements with various third-party reinsurers, the Florida Hurricane Catastrophe Fund (“FHCF”), and utilize protection from a captive arrangement to secure necessary reinsurance coverage. Previous years also included reinsurance coverage provided by a catastrophe bond and the Florida RAP program. For further details, refer to “Item 7— Management’s Discussion and Analysis— Reinsurance”. Reinsurance costs associated with each year’s reinsurance program are recognized over the annual policy period, typically from June 1st to May 31st. Specific reinsurance policies require reinstatement premiums based on contractual triggering events. Ceded reinsurance premiums and ceded reinstatement premiums (collectively “ceded premiums”) are recognized over the coverage period of the underlying contract. Ceded premiums represent amounts payable to reinsurers for reinsurance protection, and reduce both written and earned premiums. In the first quarter of 2025, reinstatement premiums for prior hurricanes were recorded, totaling $0.3 million compared to no reinstatement premiums in the first quarter of 2024. In total, ceded premium earned increased $9.5 million, or 6.4%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase in reinsurance costs in the first quarter of 2025 is attributable to higher costs for the 2024/2025 reinsurance contract period compared to the 2023/2024 period, as well as reinstatement premiums incurred in the first quarter of 2025, which were not present in the equivalent period of 2024. The lower costs during the 2023/2024 reinsurance contract period were due to the mandatory participation of the Insurance Entities in the Florida RAP program, which provided certain reinsurance protection at no cost. Reinsurance expenditure rose in the quarter ending March 31, 2025 compared to the quarter ended March 31, 2024, while the ratio of ceded premiums to direct premiums remained steady at 30.7% owing to a proportional increase in direct earned premiums. See the discussion above for the Insurance Entities’ 2024-2025 reinsurance programs and “Item 1— Note 4 (Reinsurance).”

Investment Results

Net investment income was $16.1 million for the three months ended March 31, 2025, compared to $13.5 million for the same period in 2024, representing an 18.8% increase. This change was due to new investments generating higher returns and an increase of $55.3 million in invested balances during the quarter, partially offset by reduced yields from invested cash balances in 2025.
We are monitoring downward pressure on reinvestment book yields due to Federal policy. The U.S. Treasuries yield curve steepened significantly in three months ended March 31, 2025, compared to the period ended December 31, 2024, lowering reinvestment rates for 2-year to 10-year maturities. Additionally, we are watching geopolitical events impacting the U.S. Treasuries market, which could compress prices, impacting reinvestment rate book yields. See “Item 1— Note 3 (Investments)” for information on investment income.

Despite equity volatility during the three months ended March 31. 2025 having a negative impact among major U.S. indices, both realized and unrealized gains and losses were insignificant for our equity portfolio. This contrasts with a $3.1 million unrealized gain recorded during the same period in 2024.
See ―“Analysis of Financial Condition” for details on changes in total invested assets balances during 2025.
Commissions, Policy Fees and Other Revenue
The majority of commissions are those earned by our licensed reinsurance intermediary, Blue Atlantic Reinsurance Corporation (“BARC”) These commissions are paid to BARC by traditional open market third-party reinsurers for placing reinsurance with our Insurance Entities. BARC does not earn commissions on reinsurance provided by the Florida Hurricane Catastrophe Fund (FHCF), catastrophe bonds or Florida’s RAP program. Commissions paid to BARC are recognized on a pro-rata basis over the underlying reinsurance treaty period, which typically runs from June 1st to May 31st of the following year. For the three months ended March 31, 2025, commission revenue was $16.3 million, compared to $11.0 million for the three months ended March 31, 2024. Commission revenue rose by $5.2 million, or 47.5%, mainly from commissions on reinstatement premiums from hurricanes Helene and Milton, earned during the quarter ended March 31, 2025. Additional commissions came from increased reinsurance spending as the Insurance Entities replaced the expiring Florida RAP program and catastrophe bond in 2024. These reinsurance contracts did not pay commissions.

Policy fees for the three months ended March 31, 2025 were $4.5 million compared to $4.4 million for the three months ended March 31, 2024. The increase of $0.1 million, or 2.0%, was the result of an increase in the combined total number of policies written during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 in states in which we are permitted to charge this fee.

Other revenue, representing revenue from policy installment fees, premium financing, and other miscellaneous income, was $2.3 million for the three months ended March 31, 2025 compared to $1.9 million for the three months ended March 31, 2024.
Operating Costs and Expenses
Losses and Loss Adjustment Expenses
Net losses and LAE, after estimated reinsurance recoveries and estimated subrogation recoveries, were $250.6 million with a 70.5% net loss ratio for the three months ended March 31, 2025, compared to $240.2 million and a 71.9% net loss ratio for the prior-year quarter. The increase in the net losses for the three months ended March 31, 2025, was primarily due to estimated losses associated with increased premium volume in 2025. There was no prior-year development on catastrophe or non-catastrophe losses for the three months ending March 31, 2025 and 2024.

Weather-related losses during the three months ended March 31, 2025 significantly decreased in Florida and Non-Florida compared to previous years at the same development stage. As of March 31, 2025, the weather impact is less than in any of the past four years. No major weather events occurred in the first quarter of 2025. Consequently, the Company's loss estimates for the quarter reflect this lack of severe weather.

Unfavorable prior-year development arises when claims are settled for amounts exceeding previous estimates or when the liabilities for prior-year claims increase. This situation results from rising claims costs, inflation, and increased expenses associated with litigated claims. Further details can be found under “Overview—Trends and Geographical Distribution—Florida Trends” mentioned above. In the quarters ended March 31, 2025, and 2024, there was no net prior-year development. We continue to observe favorable claim trends on Florida losses after the effective date of the Florida reform legislation (December 16, 2022). However, claims under policies predating the reforms exhibit greater uncertainty. Consequently, these claims in aggregate have experienced and may in the future experience adverse development as claim settlements deviate from previously estimated amounts.

During 2025, the Company continues to settle catastrophe losses on Hurricanes Helene and Milton which occurred in 2024 along with hurricanes from prior years. There was no net prior-year development on prior-year hurricane losses during the three months ended March 31, 2025 and 2024. Our reinsurance program provided the Insurance Entities with adequate protection beyond our retention limit for these prior hurricanes.

Legislation passed in late 2022 aims to reduce claim costs in Florida as the benefits of the reforms are realized. The Company is seeing some benefits of this legislation in 2025 for policies issued after the effective date of the reforms. The transition to the new laws will take several years as many reforms only apply to policies written or renewed after the effective date. Claims under prior laws are still being adjusted, and it will be several years before the impact of abusive practices under the old laws is completely removed, allowing the full benefits of the legislation to be realized.

Consolidated net losses and LAE include results from our adjusting company's activities within our holding system. Adjusting claims internally offers savings for our Insurance Entities and reinsurers. Our claims team and legal group work together efficiently in Florida to handle claims, achieving synergies that third parties cannot. This coordination improves claim handling and saves money by reducing LAE at a consolidated level, especially after catastrophes. We maintain adequate staffing levels to manage claims and litigation efforts related to catastrophes. The expenses associated with these resources during regular operations may result in minimal net benefits. Profits from our claim adjusting company reduce consolidated losses and LAE; for the quarters ended March 31, 2025 and 2024, there was no significant financial impact from the claims adjusting companies’ profits on consolidated results.

General and Administrative Expenses
For the three months ended March 31, 2025, general and administrative expenses were $87.2 million compared to $78.7 million during the three months ended March 31, 2024, as follows (dollars in thousands):

	Three Months Ended
	March 31,				Change
	2025		2024		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$355,721		$334,025		$21,696	6.5%
General and administrative expenses:
Policy acquisition costs	60,574	17.0%	54,821	16.4%	5,753	10.5%
Other operating costs	26,670	7.5%	23,845	7.2%	2,825	11.8%
Total general and administrative expenses	$87,244	24.5%	$78,666	23.6%	$8,578	10.9%
For the three months ended March 31, 2025, general and administrative expenses increased by $8.6 million, compared to the three months ended March 31, 2024, which was the result of an increase in policy acquisition costs of $5.8 million and an increase in other operating costs of $2.8 million. The total general and administrative expense ratio was 24.5% for the three months ended March 31, 2025 compared to 23.6% for the three months ended March 31, 2024.
•The policy acquisition costs increased by $5.8 million due to higher commissions resulting from a 6.5% increase in net earned premiums compared to the previous year, as well as increased commissions on the growth of premium outside of Florida, which incurs higher commissions. Additionally, increased agent bonus commission and premium tax in 2025 contributed to higher acquisition costs.
•Other operating costs increased by $2.8 million due to employee compensation, benefits, and welfare, and policy related costs. The other operating cost ratio was 7.5% for the three months ended March 31, 2025, compared to 7.2% for the three months ended March 31, 2024.

Combined Ratio
As a result of the trends discussed in net premiums earned and net operating expense, the combined ratio for the three months ended March 31, 2025 was 95.0% compared to 95.5% for the three months ended March 31, 2024.
Interest and Amortization of Debt Issuance Costs
Interest and amortization of debt issuance costs were $1.6 million for each of the three months ended March 31, 2025 and 2024, the majority of which is related to our senior unsecured notes.
Income Tax Expense (Benefit)
Income tax expense was $14.0 million, and $13.8 million, for the three months ended March 31, 2025 and 2024, respectively. Our effective tax rate (“ETR”) decreased to 25.3% for the three months ended March 31, 2025, as compared to 29.1% for the three months ended March 31, 2024. See “Item 1—Note 9 (Income Taxes)” for a table of items reconciling statutory rates to the effective rate for three months ended March 31, 2025 and 2024.
Other Comprehensive Income (Loss)
Other comprehensive income, net of taxes for the quarter ended March 31, 2024 was $12.1 million compared to other comprehensive loss of $2.5 million for the prior year quarter reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income (loss) for available-for-sale debt securities sold. This quarter’s results reflect favorable shifts in market prices during 2025 compared to 2024. During 2025, maturing securities and investment returns were reinvested at market rates, reducing unrealized losses on maturing securities. The maturity of the remaining securities in an unrealized loss position has also reduced during the year. Over time, unrealized losses on securities in an unrealized loss position lessen as the remaining maturity shortens and securities approach their maturity or par value. See the discussion above and “Part II—Item 8—Note 14 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods and “Part II—Item 8—Note 3 (Investments)” for explanations on changes in investments.

Non-GAAP
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, was $394.9 million for the three months ended March 31, 2025 compared to $364.9 million for the three months ended March 31, 2024.
Adjusted operating income (loss) represents GAAP operating income (loss), excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments. Adjusted operating income was $57.1 million for the three months ended March 31, 2025 compared to adjusted operating income of $46.1 million for the three months ended March 31, 2024.
Adjusted operating income (loss) margin represents adjusted operating income (loss) divided by core revenue. Adjusted operating income margin was 14.5% for the three months ended March 31, 2025 compared to adjusted operating income margin of 12.6% for the three months ended March 31, 2024.
Adjusted net income (loss) available to common stockholders represents GAAP net income (loss) available to common stockholders, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, net of tax. Adjusted net income available to common stockholders was $41.4 million for the three months ended March 31, 2025 compared to adjusted net income available to common stockholders of $31.4 million for the three months ended March 31, 2024.
Diluted adjusted earnings (loss) per common share represents adjusted net income (loss) available to common stockholders divided by weighted average diluted common shares outstanding. Diluted adjusted earnings (loss) per share computations exclude any potential common stock instruments that would decrease the loss per share, as they are anti-dilutive. Diluted adjusted earnings per common share was $1.44 for the three months ended March 31, 2025 compared to diluted adjusted earnings per common share of $1.07 for the three months ended March 31, 2024.

Analysis of Financial Condition—As of March 31, 2025 compared to December 31, 2024
We believe that the cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	March 31,	December 31,
Type of Investment	2025	2024
Available-for-sale debt securities	$1,324,338	$1,269,079
Equity securities	79,983	77,752
Other investments, at fair value	15,682	16,123
Investment in real estate, net	8,253	8,322
Total invested assets	$1,428,256	$1,371,276
Total invested assets were $1.43 billion as of March 31, 2025 compared to $1.37 billion as of December 31, 2024. The increase is primarily attributable to investment of excess cash into the portfolio, unrealized gains on our debt and equity securities, and increases in net investment income. Cash and cash equivalents were $398.2 million at March 31, 2025 compared to $259.4 million at December 31, 2024, an increase of 53.5%. See below “—Liquidity and Capital Resources” for more information. Cash and cash equivalents are invested short-term until needed to settle loss and LAE payments, reinsurance premium payments, and operating cash needs, or until they are deployed by our investment advisors.
See “Item 1—Condensed Consolidated Statements of Cash Flows” and “Item 1—Note 3 (Investments)” for explanations on changes in investments.
Prepaid reinsurance premiums reflect the portion of unearned ceded written premium, and may include reinstatement premiums, that will be earned on a pro-rata basis over the coverage period of our reinsurance program, which spans from June 1st to May 31st of the following year. The annual cost initially increases prepaid reinsurance, which is then reduced as prepaid reinsurance is recognized as ceded premiums earned in the Condensed Consolidated Statements of Income, over the policy period of the reinsurance, which typically runs from June 1st to May 31st. As of March 31, 2025, the decrease by $157.2 million to $105.5 million was primarily attributed to the amortization of ceded unearned premiums from the 2024-25 catastrophe reinsurance program, commencing on June 1, 2024, and expiring on May 31, 2025. For further details, please refer to “Part I—Item 2—“Reinsurance Program” regarding the Company’s reinsurance placement.
Reinsurance recoverables are the estimated amount of losses, LAE, and expenses to be recovered from reinsurers. As of March 31, 2025, it decreased by $156.4 million to $471.2 million, primarily due to the collection of ceded paid losses from Hurricanes Helene and Milton as well as other prior events collected during the quarter.
Premiums receivable, net represents amounts receivable from policyholders. The decrease in premiums receivable, net of $6.1 million to $71.9 million as of March 31, 2025 is consistent with premium trends including seasonality and consumer payment behaviors.
Deferred policy acquisition costs (“DPAC”) decreased by $5.3 million to $115.8 million as of March 31, 2025, and is consistent with written premium trends and changes in commissions paid to agents. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the three months ended March 31, 2025, deferred income tax assets increased by $4.1 million to $46.2 million, primarily due to an increase in unearned and advanced premiums. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $65.6 million to $893.7 million as of March 31, 2025. Overall, unpaid losses and LAE decreased, as a result of payment of current and prior year claims including the settlement of Hurricanes Helene and Milton claims during 2025 along with normal recurring claim activity.
Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The decrease of $46.2 million from December 31, 2024 to $1.01 billion as of March 31, 2025 reflects the seasonality of our business during the year.
Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $35.7 million from December 31, 2024 to $81.9 million as of March 31, 2025 reflects customer payment behavior and the payment behavior of mortgage escrow service providers as well as premium trends.

Net negative book cash balances are excluded from cash and cash equivalents based on the aggregate book balance of accounts at each financial institution with the right of offset. There are no negative bank balances. A net negative book balance, reflecting settlement timing differences between book and bank, is reclassified to book overdraft in the Condensed Consolidated Balance Sheets, representing book outstanding checks or drafts exceeding deposits. Our short-term cash investment strategy utilizes an overnight investment sweep to maximize cash investment returns. While this strategy meets our obligations to fund outstanding checks and drafts as they are presented, it occasionally creates negative book balances. As of March 31, 2025, there were $2.0 million of book overdrafts, compared to none as of December 31, 2024. Book overdrafts are temporary and reverse as the inter/intra bank sweep transactions settle. For more details, refer to “—Liquidity and Capital Resources.”

Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers, and cash advances received from reinsurers, if any. On June 1st of each year, we renew our core catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. These estimated annual costs are increased or decreased during the year based on premium adjustments or as a result of new placements during the year. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which typically runs from June 1st to May 31st. The balance decreased by $105.2 million to $115.1 million as of March 31, 2025 as a result of the payment of the January installment of the 2024-2025 reinsurance program effective June 1, 2024. The final installment is due April 2025. See “—Liquidity and Capital Resources” for more information about timing of reinsurance premium installment payments.
Income taxes payable, or recoverable, are the amounts due to or from taxing jurisdictions within one year. An income tax payable arises when current income tax liabilities exceed tax payments, whereas an income tax recoverable occurs when tax payments exceed current income tax liabilities. As of March 31, 2025, the income tax payable balance was $28.6 million, compared to $6.6 million as of December 31, 2024.
Commission payable decreased by $2.1 million to $23.8 million as of March 31, 2025, primarily driven by seasonality in direct premiums written since year end.
Other liabilities and accrued expenses decreased by $16.6 million to $32.0 million as of March 31, 2025, primarily driven by a decrease in amounts payable for accrued taxes and fees along with a reduction in other operating accrued expenses..
See “—Liquidity and Capital Resources” for more information about the changes in additional paid-in capital during 2025.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short- and long-term obligations. Funds generated from operations have been sufficient and we expect them to be sufficient to meet our current and long-term liquidity requirements.
The balance of cash and cash equivalents, excluding restricted cash, as of March 31, 2025 was $398.2 million, compared to $259.4 million at December 31, 2024. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between March 31, 2025 and December 31, 2024. This increase is largely attributable to cash flows from operating activities offset by cash used in investing and financing activities. Our cash investment strategy at times includes cash investments where the right of offset against other bank accounts does not exist. A book overdraft occurs when aggregating the book balance of all accounts at a financial institution for accounts which have the right of offset, and if the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Condensed Consolidated Balance Sheets to book overdraft. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st and December 1st, and third-party reinsurance premiums are generally paid in four installments on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. See “Item 1—Note 12 (Commitments and Contingencies)” and additional discussion below under the caption “—Material Cash Requirements” for more information.
The balance of restricted cash and cash equivalents as of March 31, 2025 and December 31, 2024 represents cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business. Restricted cash and cash equivalents were $2.6 million as of March 31, 2025 and December 31, 2024.

Liquidity is required at the holding company for us to cover the payment of holding company general operating expenses, provide for contingencies if needed, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of our tax obligations to taxing authorities, settlement of taxes between subsidiaries in accordance with our tax sharing agreement, capital contributions to subsidiaries or surplus note contributions to the Insurance Entities, if needed, and interest and principal payments on outstanding debt obligations of the holding company. Effective in 2021 for UPCIC and 2022 for APPCIC, the holding company has put in place an ongoing surplus note arrangement with the Insurance Entities, which has been approved by FLOIR as the Insurance Entities’ domestic regulator. Surplus notes are unsecured debt issued by the Insurance Entities that are subordinated to all claims by policyholders and creditors, with interest and principal payments on the surplus notes to the holding company being made only upon the FLOIR’s express approval. Surplus notes are considered bonds in function and payout structure, but are accounted for as equity in the statutory reporting of the Insurance Entities. The holding company has outstanding with the Insurance Entities $175.8 million in surplus notes and accrued interest as of March 31, 2025. Under the terms of the surplus notes, interest accrues at a variable rate which resets annually (currently 11.33% for 2025). The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. New regulations or changes to existing regulations or their interpretations imposed on the Company and its affiliates may also impact the availability, amount and timing of future dividend payments to the parent. Principal sources of liquidity for the holding company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions paid by third party reinsurers earned on reinsurance contracts placed by our wholly-owned subsidiary, Blue Atlantic Reinsurance Corporation, and policy fees charged to policyholders. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income from those investments.
The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 1—Note 5 (Insurance Operations).” Dividends from the Insurance Entities can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by the Insurance Entities to Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida), without prior approval (an “ordinary dividend”) is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the three months ended March 31, 2025 and the year ended December 31, 2024, the Insurance Entities did not pay dividends to PSI. As of March 31, 2025 and December 31, 2024, the Insurance Entities did not have the capacity to pay ordinary dividends.
On November 23, 2021, we issued $100 million of 5.625% Senior Unsecured Notes due 2026. We used the net proceeds to support the Insurance Entities’ statutory capital requirements and for general corporate purposes. If necessary, the Company also has amounts available under our unsecured revolving loan as discussed in “Item 1—Note 7 (Long-term debt).”
Liquidity for the Insurance Entities is primarily required to cover payments for reinsurance premiums, claims payments including potential payments of catastrophe losses (offset by recovery of any reimbursement amounts under our reinsurance agreements), fees paid to affiliates for managing general agency services, inspections and claims adjusting services, agent commissions, premium and income taxes, regulatory assessments, general operating expenses, and interest and principal payments on debt obligations. The principal source of liquidity for the Insurance Entities consists of the revenue generated from the collection of premiums earned, net, interest and dividend income from the investment portfolio, the collection of reinsurance recoverables and financing fees.
Our insurance operations provide liquidity as premiums are generally received months or even years before potential losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale. The average credit rating on our available-for-sale securities was A+ as of March 31, 2025 and December 31, 2024. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of our available-for-sale securities was 3.3 years at March 31, 2025 compared to 3.4 years at December 31, 2024. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments.
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

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio as of the dates presented (dollars in thousands):

	As of
	March 31,	December 31,
	2025	2024
Stockholders’ equity	$422,387	$373,250
Total long-term debt	101,053	101,243
Total capital resources	$523,440	$474,493

Debt-to-total capital ratio	19.3%	21.3%
Debt-to-equity ratio	23.9%	27.1%
Capital resources, net increased by $48.9 million for the three months ended March 31, 2025, reflecting a net increase in total stockholders’ equity, partially offset by a decline in long-term debt. The change in stockholders’ equity was the result of our net income in the three months ended March 31, 2025 offset by dividends to shareholders. The change in accumulated other comprehensive income (loss) improved as a result of the reduction in unrealized losses in our debt securities portfolio. See the Condensed Consolidated Statements of Stockholders’ Equity and “Item 1—Note 8 (Stockholders’ Equity)” for an explanation of changes in treasury stock. The reduction during 2025 in long-term debt was primarily the result of principal payments on long-term debt of $0.4 million offset by amortization of debt issuance costs of $0.2 million on our 5.625% Senior Unsecured Notes due 2026. See “— Liquidity and Capital Resources” for more information.
Additional paid-in-capital increased by $0.1 million primarily from increases in share-based compensation for the three months ended March 31, 2025.
The debt-to-total capital ratio is total long-term debt divided by total capital resources, whereas the debt-to-equity ratio is total long-term debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.
Non-GAAP
Adjusted common stockholders’ equity, representing GAAP common stockholders’ equity, excluding accumulated other comprehensive income (loss), was $473.4 million as of March 31, 2025 and $436.3 million as of December 31, 2024.
Adjusted book value per common share, representing adjusted common stockholders’ equity divided by outstanding common shares at the end of the reporting period, was $16.79 as of March 31, 2025 and $15.53 as of December 31, 2024.
Adjusted return on common equity representing actual or annualized adjusted net income (loss) available to common stockholders divided by average adjusted common stockholders' equity, with the denominator excluding current period income statement after-tax net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments, was 36.4% as of March 31, 2025, 29.4% as of March 31, 2024, and 12.4% as of December 31, 2024.
Revolving Loan
As discussed in “Item 1—Note 7 (Long-term Debt),” the Company entered into a committed and unsecured $50.0 million revolving credit line with JP Morgan Chase Bank N.A. This agreement succeeded the previous $40.0 million revolving credit line with J.P. Morgan Chase, N.A. As of March 31, 2025, the Company has not borrowed any amount under this revolving loan. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings mature on May 30, 2025, 364 days after the inception date and carries an interest rate of prime rate plus a margin of 2.0% on borrowings. The credit line is subject to annual renewals. The credit line contains customary financial and other covenants, with which the Company is in compliance.
Long-term Debt
In November 2021, we issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”) to certain institutional accredited investors and qualified institutional buyers. The Notes mature on November 30, 2026, at which time the entire $100 million of principal is due and payable. At any time on or after November 30, 2023, the Company may redeem all or part of the Notes. See “Item 1—Note 7 (Long-term debt)” for additional details. As of March 31, 2025, we were in compliance with all applicable covenants.
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

In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term, with quarterly payments of interest based on the 10-year Constant Maturity Treasury Index. As of March 31, 2025, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates. See “Item 1—Note 7 (Long-term debt)” for additional details. At March 31, 2025, UPCIC was in compliance with the terms of the surplus note and with each of the loan’s covenants as implemented by rules promulgated by the SBA. Total adjusted capital and surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.
Looking Forward
We continue to monitor various financial metrics related to our business. Although we have not encountered significant adverse effects on our operations or liquidity, conditions are subject to change based on the economic outcomes and the pace and extent of economic, regulatory, and market developments and their impact on us. For more information on our response to the Florida market, please refer to “Overview—Trends and Geographical Distribution—Florida Trends.”

Common Stock Repurchases
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock, and general market conditions. We will fund the share repurchase program with cash from operations. During 2025, there was one authorized repurchase plan in effect:
•On March 11, 2024, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through March 11, 2026 (“The March 2026 Share Repurchase Program”) pursuant to which we have repurchased 871,427 shares of our common stock at an aggregate cost of approximately $17.4 million. As of March 31, 2025, we have the ability to purchase up to approximately $2.6 million of our common stock under the March 2026 Share Repurchase Program.
During the three months ended March 31, 2025, we did not repurchase any shares of our common stock. See “Part II—Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for details on share repurchase activity.
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
Cash Dividends
The following table summarizes the dividends declared and paid by the Company during the three months ended March 31, 2025:

2025	Dividend Declared Date	Shareholders Record Date	Dividend Payable Date	Cash Dividend Per Common Share Amount
First Quarter	February 6, 2025	March 7, 2025	March 14, 2025	$0.16
In addition, see “Item 1—Note 15 Subsequent Events, on April 14, 2025, the Company declared a quarterly cash dividend of $0.16 per share of common stock, payable on May 16, 2025, to shareholders of record on May 9, 2025.

MATERIAL CASH REQUIREMENTS
The following table represents our material cash requirements for which cash flows are fixed or determinable as of March 31, 2025 (in thousands):

	Total	Next 12 Months	Beyond 12 Months
Reinsurance payable and multi-year commitments (1)	$369,742	$215,706	$154,036
Unpaid losses and LAE, direct (2)	893,677	539,969	353,708
Long-term debt (3)	113,544	7,171	106,373
Total material cash requirements	$1,376,963	$762,846	$614,117
(1)The amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—Note 12 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through March 31, 2025. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from our reinsurance program. See “Item 1—Note 4 (Reinsurance)” and “—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses).”
(3)Long-term debt consists of a Surplus note and 5.625% Senior unsecured notes. See “Item 1—Note 7 (Long-Term Debt).”
IMPACT OF INFLATION AND CHANGING PRICES
Our financial statements, prepared in accordance with GAAP, reflect historical dollar values without adjustments for inflation. Performance is influenced by various economic, regulatory, and market factors, including fluctuations in interest rates and inflation. Although efforts are made to consider inflation when determining insurance premiums, competitive and regulatory limitations exist. Interest rates directly affect the market value of our portfolio and investment returns. Interest rates also have an impact on our future borrowing costs. Prolonged inflation could significantly impact future costs, including costs related to settling estimated losses and LAE liabilities.

ARRANGEMENTS WITH VARIABLE INTEREST ENTITIES
We entered into a reinsurance captive arrangement with a VIE in the normal course of business, and consolidated the VIE since we are the primary beneficiary.
For a further discussion of our involvement with the VIE, see “Item 1—Note 14 (Variable Interest Entities).”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to Critical Accounting Policies and Estimates previously disclosed in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
The following table presents the reconciliation of GAAP revenue to core revenue, which is a non-GAAP measure (in thousands):

	Three Months Ended March 31,
	2025	2024
GAAP revenue	$394,867	$367,959
less: Net realized gains (losses) on investments	(14)	(77)
less: Net change in unrealized gains (losses) on investments	10	3,106
Core Revenue	$394,871	$364,930

The following table presents the reconciliation of GAAP operating income (loss) to adjusted operating income (loss), which is a non-GAAP measure (in thousands):

	Three Months Ended March 31,
	2025	2024
GAAP income (loss) before income tax expense (benefit)	$55,456	$47,484
add: Interest and amortization of debt issuance costs	1,612	1,622
GAAP operating income (loss)	57,068	49,106
less: Net realized gains (losses) on investments	(14)	(77)
less: Net changes in unrealized gains (losses) on investments	10	3,106
Adjusted operating income (loss)	$57,072	$46,077

The following table presents the reconciliation of GAAP operating income (loss) to adjusted operating income (loss) and margin, which are non-GAAP measures (in thousands):

	Three Months Ended March 31,
	2025	2024
GAAP operating income (loss)	$57,068	$49,106
GAAP revenue	394,867	367,959
GAAP operating income (loss) margin	14.5%	13.3%
Adjusted operating income (loss)	57,072	46,077
Core revenue	394,871	364,930
Adjusted operating income (loss) margin	14.5%	12.6%

The following table presents the reconciliation of GAAP net income (loss) available to common stockholders to adjusted net income (loss) available to common stockholders, which is a non-GAAP measure (in thousands):

	Three Months Ended March 31,
	2025	2024
GAAP net income (loss)	$41,439	$33,657
less: Preferred dividends	3	3
GAAP net income (loss) available to common stockholders	41,436	33,654
less: Net realized gains (losses) on investments	(14)	(77)
less: Net changes in unrealized gains (losses) on investments	10	3,106
add: Income tax effect on above adjustments	(1)	745
Adjusted net income (loss) available to common stockholders	$41,439	$31,370

Weighted average common shares outstanding - Diluted	28,779	29,404
Diluted earnings (loss) per common share	$1.44	$1.14
Diluted adjusted earnings (loss) per common share	$1.44	$1.07

The following table presents the reconciliation of GAAP stockholders’ equity to adjusted stockholders’ equity and book value per common share to adjusted book value per common share, which is a non-GAAP measure (in thousands):

	As of
	March 31,	March 31,	December 31,
	2025	2024	2024
Stockholders' equity	$422,387	$364,664	$373,250
less: Preferred equity	100	100	100
Common stockholders' equity	422,287	364,564	373,150
less: Accumulated other comprehensive income (loss)	(51,072)	(76,714)	(63,166)
Adjusted common stockholders' equity	$473,359	$441,278	$436,316

Common shares outstanding	28,190	28,758	28,096
Book value per common share	$14.98	$12.68	$13.28
Adjusted book value per common share	$16.79	$15.34	$15.53

The following table presents the reconciliation of GAAP ROCE to adjusted ROCE, which is a non-GAAP measure (in thousands):

	Three Months Ended March 31,		Year Ended December 31,
	2025	2024	2024
Actual or annualized net income (loss) available to common stockholders	$165,744	$134,616	$58,918
Average common stockholders' equity	397,719	352,881	357,174
ROCE	41.7%	38.1%	16.5%
Actual or annualized adjusted net income (loss) available to common stockholders	$165,756	$125,480	$52,418
Actual or adjusted average common stockholders' equity (1)	454,839	427,182	422,593
Adjusted ROCE	36.4%	29.4%	12.4%

(1)	Adjusted average common stockholders’ equity excludes current period after-tax net realized gains (losses) on investments and net changes in unrealized gains (losses) on investments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment in real estate. We carry all of our Financial Instruments at fair market value and investment in real estate at net book value in our statement of financial condition. Our investment portfolio as of March 31, 2025 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
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
The following tables provide information about our fixed income Financial Instruments as of March 31, 2025 compared to December 31, 2024, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	March 31, 2025
	2025	2026	2027	2028	2029	Thereafter	Other	Total
Amortized cost	$198,514	$217,546	$234,653	$112,065	$139,679	$487,014	$3,102	$1,392,573
Fair market value	$196,296	$212,714	$229,204	$108,443	$132,150	$442,525	$3,006	$1,324,338
Coupon rate	3.10%	3.06%	3.05%	4.01%	3.62%	3.53%	3.97%	3.36%
Book yield	2.68%	2.84%	3.28%	3.56%	3.37%	3.29%	1.05%	3.14%
* Years to effective maturity - 4.0 years

	December 31, 2024
	2025	2026	2027	2028	2029	Thereafter	Other	Total
Amortized cost	$158,437	$209,968	$248,992	$125,914	$129,322	$477,397	$3,502	$1,353,532
Fair market value	$156,618	$204,367	$240,785	$120,510	$120,451	$422,974	$3,374	$1,269,079
Coupon rate	3.21%	3.01%	2.95%	3.68%	3.61%	3.47%	4.77%	2.94%
Book yield	2.80%	2.66%	3.07%	3.40%	3.20%	3.16%	1.23%	2.34%
* Years to effective maturity - 4.1 years
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

The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	March 31, 2025		December 31, 2024
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$17,170	21.5%	$14,409	18.5%
Mutual funds and other	62,813	78.5%	63,343	81.5%
Total equity securities	$79,983	100.0%	$77,752	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at March 31, 2025 and December 31, 2024 would have resulted in a decrease of $16.0 million and $15.6 million, respectively, in the fair value of those securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of March 31, 2025, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
Please refer to the risk factors previously disclosed in “Part I, Item 1A—Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
On March 11, 2024, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through March 11, 2026 (“The March 2026 Share Repurchase Program”) pursuant to which we have repurchased 871,427 shares of our common stock at an aggregate cost of approximately $17.4 million from program inception through March 31, 2025. No shares were repurchased under the March 2026 Share Repurchase Program in the quarterly period ended March 31, 2025. As of March 31, 2025, we have the ability to purchase up to approximately $2.6 million of our common stock under the March 2026 Share Repurchase Program.

Item 5. Other Information
During the three months ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

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

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101)

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: April 30, 2025	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer

Date: April 30, 2025	/s/ Gary Lloyd Ropiecki
Gary Lloyd Ropiecki, Principal Accounting Officer