Form 10-Q
period 2025-06-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2025-07-30
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,318,558 shares of common stock, par value $0.01 per share, outstanding on July 28, 2025.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida

RESULTS OF REVIEW OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of June 30, 2025 and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity for the three-month and six-month periods ended June 30, 2025 and 2024 and the related condensed consolidated statement of cash flows for the six-month periods ended June 30, 2025 and 2024. Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

BASIS FOR REVIEW RESULTS

These interim financial statements are the responsibility of the Company’s management. We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
/s/ Plante & Moran, PLLC
East Lansing, Michigan
July 30, 2025

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

	As of
	June 30,	December 31,
	2025	2024
ASSETS
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $827 and $1,018 (amortized cost: $1,449,624 and $1,353,532)	$1,395,029	$1,269,079
Equity securities, at fair value (cost: $93,781 and $79,917)	92,866	77,752
Other investments, at fair value (cost: $4,000 and $8,794)	3,932	16,123
Investment in real estate, net	8,179	8,322
Total invested assets	1,500,006	1,371,276
Cash and cash equivalents	367,108	259,441
Restricted cash and cash equivalents	68,635	2,635
Prepaid reinsurance premiums	639,022	262,716
Reinsurance recoverables	381,989	627,617
Premiums receivable, net	83,593	77,936
Property and equipment, net	47,679	48,653
Deferred policy acquisition costs	125,221	121,178
Income taxes recoverable	9,018	—
Deferred income tax asset, net	15,093	42,163
Other assets	38,454	28,246
Total assets	$3,275,818	$2,841,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$765,855	$959,291
Unearned premiums	1,087,562	1,060,446
Advance premium	83,812	46,237
Reinsurance payable, net	709,453	220,328
Commission payable	29,383	25,931
Income taxes payable	—	6,561
Other liabilities and accrued expenses	41,083	48,574
Long-term debt, net	100,862	101,243
Total liabilities	2,818,010	2,468,611

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $0.01 par value	—	—
Authorized shares - 1,000; issued and outstanding - 10 and 10, respectively
Minimum liquidation preference, $9.99 and $9.99 per share, respectively
Common stock, $0.01 par value	476	475
Authorized shares - 55,000; issued and outstanding, net of treasury shares, 27,927 and 28,096 shares, respectively
Treasury shares, at cost - 19,669 and 19,382, respectively	(290,120)	(282,693)
Additional paid-in capital	123,919	121,781
Accumulated other comprehensive income (loss), net of taxes	(40,782)	(63,166)
Retained earnings	664,315	596,853
Total stockholders’ equity	457,808	373,250
Total liabilities and stockholders’ equity	$3,275,818	$2,841,861
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES
Direct premiums written	$596,720	$578,267	$1,063,798	$1,024,446
Change in unearned premiums	(73,295)	(87,618)	(27,116)	(51,725)
Direct premiums earned	523,425	490,649	1,036,682	972,721
Ceded premiums earned	(163,232)	(145,691)	(320,768)	(293,738)
Premiums earned, net	360,193	344,958	715,914	678,983
Net investment income	17,258	14,660	33,318	28,183
Net realized gains (losses) on investments	5,280	(311)	5,266	(388)
Net change in unrealized gains (losses) on equity investments	(6,061)	1,355	(6,051)	4,461
Commission revenue	15,854	11,679	32,129	22,712
Policy fees	5,603	5,576	10,096	9,981
Other revenue	2,014	2,297	4,336	4,241
Total revenues	400,141	380,214	795,008	748,173
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	260,305	243,572	510,860	483,759
Policy acquisition costs	61,878	56,615	122,452	111,435
Other operating expenses	29,964	30,499	56,634	54,345
Total operating costs and expenses	352,147	330,686	689,946	649,539
Interest and amortization of debt issuance costs	1,608	1,623	3,220	3,245
INCOME (LOSS) BEFORE INCOME TAXES	46,386	47,905	101,842	95,389
Income tax expense (benefit)	11,293	12,489	25,310	26,316
NET INCOME (LOSS)	$35,093	$35,416	$76,532	$69,073
Basic earnings (loss) per common share	$1.25	$1.24	$2.73	$2.40
Weighted average common shares outstanding - Basic	27,972	28,600	28,066	28,734
Diluted earnings (loss) per common share	$1.21	$1.21	$2.64	$2.35
Weighted average common shares outstanding - Diluted	29,072	29,308	28,977	29,369
Cash dividend declared per common share	$0.16	$0.16	$0.32	$0.32
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$35,093	$35,416	$76,532	$69,073
Other comprehensive income (loss), net of taxes	10,290	996	22,384	(1,546)
Comprehensive income (loss)	$45,383	$36,412	$98,916	$67,527
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED June 30, 2025 AND 2024 (unaudited)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2024	(19,382)		47,478	10	$475	$—	$121,781	$596,853	$(63,166)	$(282,693)	$373,250
Vesting of performance share units	(40)	(A)	102	—	1	—	(1)	—	—	(806)	(806)
Vesting of restricted stock units	(20)	(A)	52	—	1	—	(1)	—	—	(461)	(461)
Retirement of treasury shares	60	(A)	(60)	—	(1)	—	(1,266)	—	—	1,267	—
Share-based compensation	—		—	—	—	—	1,362	—	—	—	1,362
Net income (loss)	—		—	—	—	—	—	41,439	—	—	41,439
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	12,094	—	12,094
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,491)	—	—	(4,491)
Balance, March 31, 2025	(19,382)		47,572	10	$476	$—	$121,875	$633,801	$(51,072)	$(282,693)	$422,387
Grant of restricted stock awards	—		22	—	—	—	—	—	—	—	—
Stock option exercises	(15)	(A)	17	—	—	—	381	—	—	(404)	(23)
Retirement of treasury shares	15	(A)	(15)	—	—	—	(404)	—	—	404	—
Purchases of treasury stock	(287)		—	—	—	—	—	—	—	(7,427)	(7,427)
Share-based compensation	—		—	—	—	—	2,067	—	—	—	2,067
Net income (loss)	—		—	—	—	—	—	35,093	—	—	35,093
Other comprehensive loss, net of taxes	—		—	—	—	—	—	—	10,290	—	10,290
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,579)	—	—	(4,579)
Balance, June 30, 2025	(19,669)		47,596	10	$476	$—	$123,919	$664,315	$(40,782)	$(290,120)	$457,808

(A)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of stock options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except per share data)

	Treasury Shares	Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2023	(18,303)	47,269	10	$472	$—	$115,086	$560,690	$(74,172)	$(260,779)	$341,297
Purchases of treasury stock	(208)	—	—	—	—	—	—	—	(4,139)	(4,139)
Share-based compensation	—	—	—	—	—	2,033	—	—	—	2,033
Other (A)	—	—	—	—	—	(880)	—	—	—	(880)
Net income (loss)	—	—	—	—	—	—	33,657	—	—	33,657
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	(2,542)	—	(2,542)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—	—	—	—	—	—	(4,762)	—	—	(4,762)
Balance, March 31, 2024	(18,511)	47,269	10	$472	$—	$116,239	$589,585	$(76,714)	$(264,918)	$364,664
Grant of restricted stock awards		28	—		—		—	—	—	—
Stock Option Exercises	—	1	—	—	—	—	—	—	—	—
Purchases of treasury stock	(274)	—	—	—	—	370	—	—	(5,624)	(5,254)
Share-based compensation	—	—	—	—	—	2,186	—	—	—	2,186
Net income (loss)	—	—	—	—	—	—	35,416	—	—	35,416
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	996	—	996
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—	—	—	—	—	—	(4,771)	—	—	(4,771)
Balance, June 30, 2024	(18,785)	47,298	10	$472	$—	$118,795	$620,230	$(75,718)	$(270,542)	$393,237

(A)	The Other line within Paid-in Capital includes $511 thousand related to cash settlement of certain restricted share units.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$292,992	$156,073
Cash flows from investing activities:
Proceeds from sale of property and equipment	12	92
Purchases of property and equipment	(2,204)	(4,815)
Purchases of equity securities	(18,431)	(2,180)
Purchases of available-for-sale debt securities	(210,052)	(253,650)
Proceeds from sales of equity securities	3,446	10,952
Proceeds from sales of available-for-sale debt securities	25,476	7,530
Proceeds from sale of private equity limited partnership	11,463	—
Maturities of available-for-sale debt securities	89,778	57,735
Net cash provided by (used in) investing activities	(100,512)	(184,336)
Cash flows from financing activities:
Preferred stock dividend	(5)	(5)
Common stock dividend	(9,356)	(9,276)
Purchase of treasury stock inclusive of excise taxes paid	(7,427)	(9,763)
Payments related to tax withholding for share-based compensation	(1,290)	—
Repayment of debt	(735)	(735)
Net cash provided by (used in) financing activities	(18,813)	(19,779)
Cash and cash equivalents and restricted cash and cash equivalents:
Net increase (decrease) during the period	173,667	(48,042)
Balance, beginning of period	262,076	399,941
Balance, end of period	$435,743	$351,899
The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$367,108	$259,441
Restricted cash and cash equivalents (1)	68,635	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$435,743	$262,076
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

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution, and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC,” and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance offered in 19 states as of June 30, 2025, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
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
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2024.

NOTE 3 - INVESTMENTS
Available-for-Sale Securities
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	June 30, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$24,327	$—	$166	$(304)	$24,189
Corporate bonds	980,061	(712)	5,251	(34,947)	949,653
Mortgage-backed and asset-backed securities	419,884	—	2,226	(24,838)	397,272
Municipal bonds	15,872	(1)	4	(1,106)	14,769
Redeemable preferred stock	9,480	(114)	41	(261)	9,146
Total	$1,449,624	$(827)	$7,688	$(61,456)	$1,395,029

	December 31, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$20,284	$—	$35	$(572)	$19,747
Corporate bonds	920,337	(894)	1,580	(52,075)	868,948
Mortgage-backed and asset-backed securities	387,538	—	1,041	(31,549)	357,030
Municipal bonds	15,893	(3)	—	(1,536)	14,354
Redeemable preferred stock	9,480	(121)	23	(382)	9,000
Total	$1,353,532	$(1,018)	$2,679	$(86,114)	$1,269,079
The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	June 30, 2025		December 31, 2024
Average Credit Ratings	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
AAA	$410,713	29.4%	$378,732	29.9%
AA	192,208	13.8%	146,456	11.5%
A	437,964	31.4%	425,503	33.5%
BBB	345,858	24.8%	313,265	24.7%
No Rating Available	8,286	0.6%	5,123	0.4%
Total	$1,395,029	100.0%	$1,269,079	100.0%
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

The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:
Agency	$215,261	$197,451	$194,400	$171,531
Non-agency	66,749	61,946	58,722	51,940
Asset-backed securities:
Auto loan receivables	67,409	67,849	60,087	60,326
Credit card receivables	7,513	7,583	9,702	9,769
Other receivables	62,952	62,443	64,627	63,464
Total	$419,884	$397,272	$387,538	$357,030
The following tables summarize available-for-sale debt securities, aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	June 30, 2025
	Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	$—	$—	$2,362	$(279)
Corporate bonds	—	—	258,174	(18,072)
Mortgage-backed and asset-backed securities	1,504	(3)	174,079	(24,243)
Municipal bonds	—	—	10,024	(809)
Redeemable preferred stock	—	—	829	(80)
Total	$1,504	$(3)	$445,468	$(43,483)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	$12,962	$(193)	$2,727	$(379)
Corporate bonds	44,049	(1,780)	283,877	(25,336)
Mortgage-backed and asset-backed securities	64,516	(1,567)	179,865	(29,935)
Municipal bonds	1,244	(53)	9,624	(1,099)
Redeemable preferred stock	—	—	825	(84)
Total	$122,771	$(3,593)	$476,918	$(56,833)
Unrealized losses on available-for-sale debt securities in the above table as of June 30, 2025 have not been recognized into income as credit losses because the issuers are of high credit quality (investment grade securities), management does not intend to sell nor does it believe it is more likely than not it will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

The table of expected credit losses below presents the beginning and ending balances, along with the provision for or reversal of credit loss expenses, categorized by security type. This information pertains to available-for-sale debt securities that are in an unrealized loss position, necessitating a credit allowance (in thousands):

	Corporate Bonds	Municipal Bonds	Redeemable Preferred Stock	Total
Balance, December 31, 2023	$469	$4	$93	$566
Provision for (or reversal of) credit loss expense	425	(1)	28	452
Balance, December 31, 2024	894	3	121	1,018
Provision for (or reversal of) credit loss expense	(182)	(2)	(7)	(191)
Balance, June 30, 2025	$712	$1	$114	$827
Refer to “Part II—Item 8—Note 2 (Summary of Significant Accounting Policies)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for details of accounting policies and reporting in the condensed consolidated financial statements associated with available-for-sale debt securities and allowance for credit losses.
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	June 30, 2025
	Amortized Cost	Fair Value
Due in one year or less	$195,000	$193,273
Due after one year through five years	747,300	728,880
Due after five years through ten years	483,313	452,790
Due after ten years	20,909	17,061
Perpetual maturity securities	3,102	3,025
Total	$1,449,624	$1,395,029
All securities, except those with perpetual maturities, were categorized in the table above utilizing years to effective maturity. Effective maturity takes into consideration all forms of potential prepayment, such as call features or prepayment schedules, that shorten the lifespan of contractual maturity dates.
The following table provides certain information related to available-for-sale debt securities, equity securities, and other investments during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$78,569	$28,717	$115,254	$65,265
Equity securities	$3,446	$8,042	$3,446	$10,952
Other investments	$11,463	$—	$11,463	$—
Gross realized gains on sale of securities:
Available-for-sale debt securities	$33	$580	$57	$585
Equity securities	$984	$725	$984	$794
Other investments	$6,669	$—	$6,669	$—
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(342)	$(489)	$(380)	$(563)
Equity securities	$(2,065)	$(1,109)	$(2,065)	$(1,186)

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Available-for-sale debt securities	$11,615	$8,390	$22,334	$15,604
Equity securities	933	842	1,729	1,736
Cash and cash equivalents (1)	5,331	5,885	10,453	11,708
Other (2)	158	150	324	327
Total investment income	18,037	15,267	34,840	29,375
Less: Investment expenses (3)	(779)	(607)	(1,522)	(1,192)
Net investment income	$17,258	$14,660	$33,318	$28,183

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.
Equity Securities
The following table provides the unrealized gains and (losses) recognized for the periods presented on equity securities still held at the end of the reported period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unrealized gains (losses) recognized during the reported period on equity securities still held at the end of the reported period	$(45)	$980	$180	$3,885
Investment in Real Estate
Investment in real estate consisted of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2025	2024
Income Producing:
Investment in real estate	$10,109	$10,102
Less: Accumulated depreciation	(1,930)	(1,780)
Investment in real estate, net	$8,179	$8,322
The following table provides the depreciation expense related to investment in real estate for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense on investment in real estate	$75	$47	$150	$93

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

	As of June 30, 2025
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

Other investments consisted of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2025	2024
Investments in private equity limited partnerships reported at fair value	$—	$12,202
Investments in private equity limited partnerships reported at net asset value	3,932	3,921
Total Investments in private equity partnerships	$3,932	$16,123

The limited partnership investments are subject to a contractual restriction on the transfer or sale by the Company prior to liquidation or dissolution of the partnership agreement by the general partner. This restriction lapses upon the dissolution of the partnership or upon the written consent of the general partner and its Board of Directors.
The following table provides the realized and unrealized gains recognized for the periods presented on investment in private equity limited partnerships still held at the end of the reported period (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,
	2025	2024
Unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships reported at net asset value still held at the end of reported period	$1	$—
Total unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships still held at the end of the reported period	$1	$—

	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2024
Unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships reported at net asset value still held at the end of reported period	$11	$—
Total unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships still held at the end of the reported period	$11	$—
The unrealized gains (losses) and realized gains (losses) on these investments are recognized in net change in unrealized gains (losses) on equity investments and net realized gains (losses) on investments, respectively, in the Condensed Consolidated Statement of Income. June 30, 2025 and December 31, 2024, the Company’s net cumulative contributed capital to the partnerships was $4.0 million and $4.8 million, respectively.
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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of June 30, 2025			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services, Inc.	Moody’s Investors Service, Inc.	June 30, 2025	December 31, 2024
Various Lloyd’s of London Syndicates (1)	A+	AA-	n/a	$103,236	$282,826
Markel Bermuda Ltd.	A	A	A	75,796	94,173
Renaissance Reinsurance Ltd.	A+	A+	A	33,790	35,808
Florida Hurricane Catastrophe Fund “FHCF” (2)	n/a	n/a	n/a	29,013	81,375
Everest Reinsurance Co	A+	A+	A	26,128	47,807
DaVinci Reinsurance Ltd.	A	A+	A	25,729	73,645
Total (3)				$293,692	$615,634
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
The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended June 30,
	2025			2024
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$596,720	$523,425	$260,953	$578,267	$490,649	$253,613
Ceded	(696,774)	(163,232)	(648)	(632,813)	(145,691)	(10,041)
Net	$(100,054)	$360,193	$260,305	$(54,546)	$344,958	$243,572

	Six Months Ended June 30,
	2025			2024
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,063,798	$1,036,682	$510,660	$1,024,446	$972,721	$493,932
Ceded	(697,075)	(320,768)	200	(633,104)	(293,738)	(10,173)
Net	$366,723	$715,914	$510,860	$391,342	$678,983	$483,759
The following prepaid reinsurance premiums and reinsurance recoverables are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid reinsurance premiums	$639,022	$262,716
Reinsurance recoverables on paid losses and LAE	$45,362	$65,681
Reinsurance recoverables on unpaid losses and LAE	336,627	561,936
Reinsurance recoverables	$381,989	$627,617
NOTE 5 - INSURANCE OPERATIONS
Deferred Policy Acquisition Costs
The Company defers certain costs incurred in connection with acquiring or renewing insurance policies, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is reported as an asset and is amortized over the estimated life of the insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
DPAC, beginning of period	$115,830	$106,632	$121,178	$109,985
Capitalized Costs	70,321	66,544	124,428	117,396
Amortization of DPAC	(60,930)	(56,032)	(120,385)	(110,237)
DPAC, end of period	$125,221	$117,144	$125,221	$117,144
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
In accordance with Florida Insurance Code and based on the calculations performed by the Company as of June 30, 2025, UPCIC and APPCIC currently are not able to pay any ordinary dividends for the six months ended June 30, 2025. For the six months ended June 30, 2025 and 2024, no dividends were paid from the Insurance Entities to PSI.
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

	June 30, 2025	December 31, 2024
Statutory capital and surplus
UPCIC	$417,715	$385,530
APPCIC	$29,195	$27,985
Ten percent of total liabilities
UPCIC	$181,530	$161,438
APPCIC	$3,077	$3,179
As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement. The Insurance Entities also met the capitalization requirements of the other states in which they are licensed as of June 30, 2025.
The following table summarizes combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended June 30, 2025		Six Months Ended June 30,
	2025	2024	2025	2024
Combined net income (loss)	$55,186	$16,982	$46,944	$14,328
The Insurance Entities must annually meet NAIC risk-based capital (“RBC”) requirements, which measure the appropriate capital level considering the company's size and risk profile. Regulators use RBC to determine actions for insurers in weak or deteriorating conditions. Based on their annual reports, each Insurance Entity reported a surplus as regards to policyholders that are above the RBC requirements as of December 31, 2024.
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	June 30, 2025	December 31, 2024
Restricted cash and cash equivalents
Florida	$1,800	$1,800
Georgia	35	35
North Carolina	800	800
Total	$2,635	$2,635

Investments
Hawaii	$2,935	$2,853
Massachusetts	130	127
South Carolina	140	137
Virginia	335	328
Total	$3,540	$3,445
In addition, the Company has restricted cash on deposit with its variable interest entity. See “—Note 14 (Variable Interest Entities)” for a discussion of restricted cash held in a trust account.
NOTE 6 – LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$893,677	$429,629	$959,291	$510,117
Less: Reinsurance recoverables	(433,670)	(101,036)	(561,936)	(183,435)
Net balance at beginning of period	460,007	328,593	397,355	326,682
Incurred related to:
Current year	260,234	243,572	510,789	483,759
Prior years	71	—	71	—
Total incurred	260,305	243,572	510,860	483,759
Paid related to:
Current year	143,875	151,587	208,310	247,921
Prior years	147,209	109,051	270,677	250,993
Total paid	291,084	260,638	478,987	498,914
Net balance at end of period	429,228	311,527	429,228	311,527
Plus: Reinsurance recoverables	336,627	33,121	336,627	33,121
Balance at end of period	$765,855	$344,648	$765,855	$344,648
During the six months ended June 30, 2025, the liability for unpaid losses and loss adjustment expenses, prior to reinsurance, decreased by $193.4 million from $959.3 million as of December 31, 2024 to $765.9 million as of June 30, 2025. The decrease was principally the result of the settlement of Hurricane Ian claims, claims from other prior hurricanes and claims from prior accident years.
During the three and six months ending June 30, 2025, there was $71 thousand of prior year development, compared to no net prior year development during 2024. This prior year development was associated with increases in net losses and LAE for prior year catastrophe events.

NOTE 7 – LONG-TERM DEBT
Long-term debt consists of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2025	2024
Surplus note	$1,838	$2,573
5.625% Senior unsecured notes	100,000	100,000
Total principal amount	101,838	102,573
Less: unamortized debt issuance costs	(976)	(1,330)
Total long-term debt, net	$100,862	$101,243
Surplus Note
On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a 20-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. The carrying amount of the surplus note is included in the statutory capital and surplus of UPCIC. UPCIC was in compliance with the terms of the surplus note as of June 30, 2025.
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
On November 23, 2021, the Company entered into an indenture, relating to the issuance of the Notes (the “Indenture”), with UMB Bank National Association, as trustee. The Notes are not subject to any sinking fund and are not convertible or exchangeable, other than pursuant to the exchange that was completed as referenced above, for any other securities or assets of the Company or any of its subsidiaries. The Notes are not subject to redemption at the option of the holder. The indenture governing the Notes contains financial covenants, terms, events of default and related cure provisions that are customary in agreements used in connection with similar transactions. As of June 30, 2025, the Company was in compliance with all applicable covenants, including financial covenants.
The Notes are unsecured senior obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank equally in right of payment to the Unsecured Revolving Loan described below.
Unsecured Revolving Loan
On May 30, 2025, the Company entered into a committed and unsecured $50.0 million revolving credit line with JP Morgan Chase Bank, N.A. This agreement succeeded the previous $50.0 million revolving credit line with J.P. Morgan Chase, N.A., entered into on May 31, 2024. As of June 30, 2025, the Company has not borrowed any amount under this unsecured revolving loan. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings mature on May 29, 2026, 364 days after the inception date and carry an interest rate of prime rate plus a margin of 2.0% on borrowings. The credit line is subject to annual renewals. The credit line contains customary financial and other covenants, with which the Company is in compliance.

Interest Expense
The following table provides interest expense related to long-term debt during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest Expense:
Surplus note	$24	$39	$53	$78
5.625% Senior unsecured notes	1,407	1,407	2,813	2,813
Non-cash expense (1)	177	177	354	354
Total	$1,608	$1,623	$3,220	$3,245
(1) Represents amortization of debt issuance costs.
NOTE 8 – STOCKHOLDERS’ EQUITY
From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares			Average
			Repurchased During the		Aggregate	Price Per	Plan
		Dollar Amount	Six Months Ended June 30,		Purchase	Share	Completed or
Date Authorized	Expiration Date	Authorized	2025	2024	Price	Repurchased	Expired
May 1, 2025	May 1, 2027	$20,000	180,818	—	$4,811	$26.61
March 11, 2024	March 11, 2026	$20,000	106,189	—	$2,586	$24.35	May 2025
March 11, 2024	March 11, 2026	$20,000	—	274,608	$5,348	$19.47	May 2025
June 12, 2023	June 10, 2025	$20,000	—	207,722	$4,133	$19.90	March 2024
See the “Condensed Consolidated Statements of Stockholders’ Equity” for a roll-forward of treasury shares.
NOTE 9 – INCOME TAXES
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods. The Company assesses its ability to realize the deferred tax assets on a quarterly basis, and it establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. As of June 30, 2025, we determined that we did not need a valuation allowance on our gross deferred tax assets.
For the three and six months ended June 30, 2025, there was no current reporting period activity recorded in the operating statement or the balance sheet related to uncertain tax positions.
The effective tax rate for the three months ended June 30, 2025 was 24.3% compared to 26.1% for the three months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2025 was 24.9% compared to 27.6% for the same period last year. The provision for income taxes differed from the statutory rate as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected provision at federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increases (decrease) resulting from:
State income tax, net of federal tax benefit	2.6%	3.3%	2.7%	3.5%
Disallowed compensation	0.9%	1.3%	1.2%	1.3%
Equity compensation shortfall (excess)	(0.1)%	—%	(0.1)%	1.7%
Nondeductible expenses	0.1%	0.7%	0.2%	0.3%
Dividend received deduction	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Other, net	—%	—%	0.1%	—%
Total income tax expense (benefit)	24.3%	26.1%	24.9%	27.6%
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
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings (loss) per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator for EPS:
Net income (loss)	$35,093	$35,416	$76,532	$69,073
Less: Preferred stock dividends	(2)	(2)	(5)	(5)
Income (loss) available to common stockholders	$35,091	$35,414	$76,527	$69,068
Denominator for EPS:
Weighted average common shares outstanding	27,972	28,600	28,066	28,734
Plus: Assumed conversion of share-based compensation (1)	1,075	683	886	610
Assumed conversion of preferred stock	25	25	25	25
Weighted average diluted common shares outstanding	29,072	29,308	28,977	29,369
Basic earnings (loss) per common share	$1.25	$1.24	$2.73	$2.40
Diluted earnings (loss) per common share	$1.21	$1.21	$2.64	$2.35

(1)	Represents the dilutive effect of common shares issuable upon the exercise of stock options, non-vested performance share units, non-vested restricted stock units and non-vested restricted stock.

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended June 30,
	2025			2024
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$13,329	$3,272	$10,057	$1,395	$344	$1,051
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	309	76	233	(73)	(18)	(55)
Other comprehensive income (loss)	$13,638	$3,348	$10,290	$1,322	$326	$996

	Six Months Ended June 30,
	2025			2024
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$29,344	$7,204	$22,140	$(2,047)	$(504)	$(1,543)
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	323	79	244	(4)	(1)	(3)
Other comprehensive income (loss)	$29,667	$7,283	$22,384	$(2,051)	$(505)	$(1,546)
The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income (loss) for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unrealized gains (losses) on available-for-sale debt securities	$309	$73	$323	$4	Net realized gains (losses) on sale on investments
Related tax (expense) benefit	(76)	(18)	(79)	(1)	Income tax expense (benefit)
Total reclassification for the period	$233	$55	$244	$3	Net of tax
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The Company’s reinsurance commitments generally run from June 1st of the current year to May 31st of the following year. Certain of the Company’s reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1st to May 31st contract period are recorded as “Reinsurance Payable, net” in the Condensed Consolidated Balance Sheet. Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $89.1 million in 2026; (2) $153.5 million in 2027; and (3) $64.5 million in 2028.
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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$24,189	$—	$24,189
Corporate bonds	—	949,653	—	949,653
Mortgage-backed and asset-backed securities	—	397,272	—	397,272
Municipal bonds	—	14,769	—	14,769
Redeemable preferred stock	—	9,146	—	9,146
Equity Securities:
Common stock	32,242	—	—	32,242
Mutual funds	60,624	—	—	60,624
Total assets accounted for at fair value	$92,866	$1,395,029	$—	$1,487,895
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as of:
Investment in Private Equity Limited Partnerships				$3,932
Total assets at fair value				$1,491,827

	Fair Value Measurements
	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$19,747	$—	$19,747
Corporate bonds	—	868,948	—	868,948
Mortgage-backed and asset-backed securities	—	357,030	—	357,030
Municipal bonds	—	14,354	—	14,354
Redeemable preferred stock	—	9,000	—	9,000
Equity Securities:
Common stock	14,409	—	—	14,409
Mutual funds	63,343	—	—	63,343
Investment in Private Equity Limited Partnership	—	—	12,202	12,202
Total assets accounted for at fair value	$77,752	$1,269,079	$12,202	$1,359,033
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as of:
Investment in Private Equity Limited Partnerships				$3,921
Total assets at fair value				$1,362,954

The table below is a reconciliation of the change in Level 3 assets with recurring fair value measurements for the reported period:

Assets Reported at Fair Value
Balance as of December 31, 2024	$12,202
Change in unrealized gains (losses)	(7,408)
Realized gains (losses)	6,669
Sale of investment	(11,463)
Balance as of June 30, 2025	$—

The following table summarizes quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of the dates presented (in thousands):

	Fair Value as of:					Range
	June 30, 2025	December 31, 2024	Valuation Methodology	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
Investment in Private Equity Limited Partnership	$—	$12,202	Market Approach	Trailing Twelve Month EBITDA Multiple	5.8x	5.3x	7.0x
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
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	As of June 30, 2025		As of December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities (debt):
Surplus note (1)	$1,838	$1,782	$2,573	$2,481
5.625% Senior unsecured notes (2)	100,000	99,413	100,000	99,086
Total debt	$101,838	$101,195	$102,573	$101,567
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
The Company has used the VIE to provide certain reinsurance coverage to the Insurance Entities (UPCIC and APPCIC). In 2025, the Insurance Entities entered into a reinsurance transaction whereby the VIE provided catastrophe reinsurance protection to the Insurance Entities for the period of June 1, 2025 through May 31, 2026.
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

	As of
	June 30, 2025	December 31, 2024
Restricted cash and cash equivalents	$66,000	$—

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
NOTE 16 – SUBSEQUENT EVENTS
The Company conducted an evaluation of subsequent events up to the date the financial statements were issued. It determined that there were no recognized or unrecognized subsequent events requiring adjustment or additional disclosure in the condensed consolidated financial statements as of June 30, 2025, except as noted below.
On July 9, 2025, the Company declared a quarterly cash dividend of $0.16 per share of common stock and $0.25 per share of preferred stock payable August 8, 2025, to shareholders of record on August 1, 2025.

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

OVERVIEW
We are a vertically integrated holding company offering property and casualty insurance and value-added insurance services. In addition, we generate revenue from our investment portfolio, reinsurance brokerage services, the receipt of managing general agency fees from policy holders and from other sources of revenue (collectively “Other Revenue Sources”). We develop, market and underwrite insurance products for consumers predominantly in the personal residential homeowners’ line of business and perform substantially all insurance-related services for our insurance entities, including risk management, claims management, and distribution. Our insurance entities, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), offer insurance products through both an appointed independent agent network and our online distribution channels across 19 states with Florida representing 74.6% of our direct premiums written for the six months ended June 30, 2025. We seek to produce an underwriting profit (defined as earned premiums-net minus losses, loss adjustment expense (“LAE”), policy acquisition costs and other operating costs) over the long term, along with growing our Other Revenue Sources.
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
Trends and Geographical Distribution
Florida Trends
We seek to achieve long-term rate adequacy and earnings for the Insurance Entities while managing our risks through market cycles and looking to take advantage of what we believe to be market opportunities. Prior to significant statutory reforms adopted in December 2022, the Florida personal lines residential insurance market experienced distressed conditions wherein insurance companies’ major costs items, such as losses, LAE and reinsurance, increased and led to rising premiums and reduced product availability for consumers. In addition to taking steps to adjust rate levels, manage exposures and refine our prospective outlook of expected losses, we recorded adverse claim development on prior years’ loss reserves to address the impacts of Florida’s market disruptions on claim cost trends.
As insurance availability declined among admitted insurers prior to the statutory reforms, Citizens’ policy count increased from below 500,000 in mid-2020 to more than 1.4 million in 2023. Citizens’ ability to adjust rates is limited by law. Therefore, while Citizens was created to be the residual property insurance market in Florida, in periods of increasing premiums its policies may be priced lower than those in the admitted market. This causes Citizens, for many policy types and areas of Florida, to become viewed as a desirable lower-cost alternative to the admitted market. Even as the Florida market shows signs of improvement, this might continue for several years due to statutory and potential public policy limitations on Citizens’ ability to adjust rates. The Insurance Entities’ competitive position compared to Citizens, and the competitive position of the admitted market as a whole, might improve over the next several years as Citizens’ rate levels continue to adjust, more policies reach Citizens’ maximum limits due to replacement cost increases, and more of Citizens’ policyholders become subject to a statutory requirement to purchase flood insurance.

Law changes adopted in December 2022 sought to curtail certain claimants’ abusive claims practices against insurance carriers, which contributed substantially to the Florida market’s previous problems. Among the reforms, the Florida Legislature eliminated policyholders’ former one-way statutory right to attorneys’ fees and eliminated the ability of policyholders to assign their insurance benefits to third parties. The Florida Legislature also reduced the post-loss time period for submitting claims to one year as contrasted with prior laws permitting claims to be reported two years or even three years after loss events, which led to extended solicitations of claims by contractors, public adjusters, and attorneys and created challenges for insurers in evaluating the cause and amount of the late-reported claims. These law changes and other related measures have reduced expected loss and loss adjustment expenses for recent exposure periods, which should lead to insurers’ base rate levels flattening and starting to decline. The law changes also enhanced service standards for the benefit of policyholders through faster claims-response requirements, increased penalties for non-compliance, enhanced regulatory oversight of insurers’ financial conditions and holding company systems, and other consumer protections.

Although the Insurance Entities’ number of remaining claims subject to pre-reform laws continues to decline, it will be several years before all of these claims are settled or brought to an adjudicated conclusion. We are optimistic that the legislative reforms will continue to gradually improve the Florida claims environment as claims associated with the pre-reform era continue to be resolved and more of the Insurance Entities’ claims benefit from the reforms.

The evolving impacts of the reforms are beginning to alter the competitive landscape in the Florida residential property insurance market. Favorable effects of the reforms led many insurers, including us, to file overall average base rates in 2024 equal to or slightly lower than the prior year's rates. The impact of the reforms varies by territory, as different areas of Florida historically have had different incidences of represented and litigation claims most affected by the reforms. Rate levels also remain subject to broad considerations affecting the insurance industry or the economy as a whole, such as inflation affecting labor and materials and litigation financing.

In addition, the reforms have prompted many admitted market insurers, including us, to expand the availability of products. Approximately 14 new insurers have also entered the market since the reforms were enacted. Expanded writings by existing and new admitted market insurers have led to Citizens’ policy count declining from its October 2023 peak of 1.4 million policies to approximately 780,000 policies as of June 2025. Citizens projects that it will have less than 700,000 policies by the end of 2025. With the benefits of the reforms continuing to emerge, new and existing competitors in the post-reform market often remain selective as to the policy types, locations, coverage limits or other characteristics of policies they write, leading to segmentation in the market. The degree of competition in the evolving Florida market therefore varies by territory, policy form and other factors. As a result, our ability to write the volume or types of policies we seek differs by territory, policy type and other characteristics and is changing as the market evolves.
The ultimate long-term benefits of Florida’s statutory reforms are unknown and difficult to predict. If future court decisions negatively impact the reforms or other aspects of the residential property insurance business, recent improvements in the market could be moderated or reversed. In addition, the Florida political environment, prevailing sentiment among policymakers or the public, and economic factors beyond insurers’ control may directly or indirectly mitigate the effectiveness of recent reforms. These influences can mask the reforms’ benefits or diminish their perceived effectiveness even when the market shows objective signs of improvement through moderating rate levels, increased product availability and competition, and reductions in Citizens’ policy count. Over time, these political or external influences can result in policymakers questioning the merits of the reforms, considering proposals to reverse them, or pursuing other law changes or interpretations that could negate improvements in the Florida market and renew concerns with rising costs and reduced availability.

Evolving domestic, national or global economic conditions, including the potential impact from tariffs, also may affect our business model, particularly by applying inflationary pressure on our costs for settling claims and the rate-making process. Additionally, interest rate uncertainty driven by Federal Reserve actions related to inflationary trends and federal deficits could present further financial challenges. We will continue to monitor our business model and strategy as these events develop.
Our ability to successfully transact business in the Florida market is influenced by regulatory policies and processes in the state. Rate filings largely rely upon past loss and expense data and take time to develop, file and implement. In both rising and declining premium environments, we therefore can experience significant delays between identifying needed rate adjustments, filing the associated rate changes, and ultimately collecting and earning the resulting adjusted premiums. This challenge can be compounded following active hurricane seasons as regulatory directives may preclude filing or implementing rate changes. Further, the ultimate effectiveness of Florida’s reforms is still unknown and difficult to quantify, especially because future market conditions or claims patterns might differ from recent or past experience. This uncertainty can be compounded by other anticipated changes affecting rating or risk selection, such as FLOIR’s anticipated implementation of updated windstorm mitigation discounts. The effects of a revised discount program currently are unknown and difficult to predict both at the individual policy level and at the aggregate level with respect to insurers’ competitive positions. Similarly, the Company evaluates and periodically adjusts its policy forms in response to market factors and competitive considerations. While policy form changes can be beneficial in the Company’s risk management initiatives, like with rate adjustments, we can experience delays between identifying desired changes, filing, and gaining regulatory approval of the changes, and implementing the new forms.
Our ability to adapt to changes in a transitional market that is experiencing areas of increased competition can influence our effectiveness in writing new policies, retaining existing policies, managing costs in relation to premium and maintaining our longstanding competitive position in the state.
The Company updates its claims-handling procedures over time in response to market trends. The Company has adopted and continually refines initiatives to adjust and pay straightforward, meritorious claims as promptly as possible to mitigate the adverse impacts that can be seen with claims that remain open for longer periods. The Company also has increasingly used video and other technology to facilitate reviews of damaged property and improve efficiency in the claims process. In addition, we have developed in-house expertise to respond to emerging claims, trends, or specialized types of claims such as water damage claims, represented claims, and large-loss claims. The Company additionally has established significant in-house legal services to address litigated or represented claims as cost-effectively as possible, as well as a subrogation unit that seeks to mitigate losses for the benefit of policyholders and the Company when damages are caused by third parties.
The active 2024 hurricane season demonstrated the benefits of the statutory reforms as Florida experienced three land-falling storms without significant setbacks to the emerging competitive environment, the general moderation and reduction of rate levels, or the improved availability and pricing of reinsurance. Nonetheless, hurricanes and other large loss events reduce insurers’ surplus and can limit capacity for writing additional policies even in an improving market. This can moderate the impact of the reforms compared to hurricane-free periods in which insurers and reinsurers can more readily replenish and deploy capital. The full impact of the law changes on our operational initiatives and associated costs is unknown and may evolve differently following an active hurricane season than in a non-catastrophe environment. We will continue to monitor these impacts and market conditions on recording and reporting of claims costs, rate levels, and competitive conditions.

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
In July 2023, UPCIC filed a 7.5% rate increase on Florida personal residential homeowners’ line of business, effective July 17, 2023, for new business and November 4, 2023, for renewal business. Additionally, in October 2023, UPCIC filed a 4.1% rate increase on Florida personal dwelling-fire lines of business, effective January 15, 2024, for both new and renewal business. In 2024, UPCIC filed a 5.3% rate decrease on Florida personal dwelling-fire lines of business, effective July 30, 2025, for both new and renewal business. These rate changes were implemented under use and file rating laws and subsequently received regulatory approval. In August 2024, UPCIC implemented new homeowners rates for new policies, resulting in an average rate decrease of 1.5% compared to previous rates. Rates for renewal business are being implemented with an effective date of May 17, 2025.

For 2025, the following rate changes for UPCIC have been approved by regulators in states other than Florida:
•Michigan: +24.8% effective January 20, 2025, for new business, and March 11, 2025, for renewal business
•Georgia: +7.4% effective March 1, 2025, for new business and renewal business
•Alabama: +8.1% effective March 13, 2025, for new business and May 2, 2025 for renewal business
•Indiana: +6.0% effective March 22, 2025, for new business and May 11, 2025, for renewal business
•Massachusetts: +12.9% effective April 8, 2025, for new business and May 28, 2025, for renewal business
•South Carolina: +8.6% effective April 21, 2025, for new business and June 10, 2025, for renewal business
•Minnesota: +15.0%, effective May 16, 2025, for new business and July 20, 2025 for renewal business
•North Carolina: +7.5% effective June 1, 2025, for new business and renewal business
•Pennsylvania: +8.0% effective June 1, 2025, for new business and July 21, 2025, for renewal business
•Delaware: +15.0%, effective June 24, 2025, for new business and August 13, 2025, for renewal business
•New York: +10.2%, effective August 4, 2025, for new business and September 23, 2025, for renewal business
•Illinois: +8.0%, effective August 12, 2025, for new business and October 1, 2025, for renewal business
•Iowa: +20.0%, effective August 20, 2025, for new business and October 24, 2025, for renewal business
•Wisconsin: +15.0%, effective September 2, 2025, for new business and October 22, 2025, for renewal business
The following rate filings are pending approval by state regulators:
•Maryland: +4.6%, the effective date for new business and renewal business is pending approval
•New Jersey: +18.9%, the effective date for new business and renewal business is pending approval
KEY PERFORMANCE INDICATORS
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
Adjusted net income (loss) available to common stockholders ― is a non-GAAP measure that is calculated as GAAP net income (loss) available to common stockholders, less net realized gains (losses) on investments and net changes in unrealized gains (losses) on equity investments, net of tax. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
Adjusted operating income (loss) ― is a non-GAAP measure that is calculated as GAAP operating income (loss), less net realized gains (losses) on investments and net changes in unrealized gains (losses) on equity investments. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
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
Adjusted return on common equity (Adjusted “ROCE”) ― is a non-GAAP measure that is calculated as actual or annualized adjusted net income available to common stockholders divided by average adjusted common stockholders’ equity, with the denominator excluding current period income statement net realized gains (losses) on investments and net changes in unrealized gains (losses) on equity investments, net of tax. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
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
Core revenue ― is a non-GAAP measure that is calculated as total GAAP revenue, less net realized gains (losses) on investments and net changes in unrealized gains (losses) on equity investments. Management believes this metric is meaningful, as it allows investors to evaluate underlying revenue trends and enhances comparability across periods by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
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
REINSURANCE
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events. Developing and implementing our reinsurance strategy to adequately protect our policyholders, balance sheet, and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been our key strategic priority. To limit the Insurance Entities’ potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers and the FHCF. The FLOIR requires the Insurance Entities, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ 2025-2026 catastrophe reinsurance program meets the FLOIR’s requirements, which are based on, among other things, successfully demonstrating cohesive and comprehensive reinsurance coverages that protect the policyholders of our Insurance Entities under a series of stress test catastrophe loss scenarios. Similarly, the Insurance Entities’ 2025-2026 catastrophe reinsurance programs meet the stress test and review requirements of Demotech, Inc., for maintaining Financial Stability Ratings® of A (Exceptional) and of Kroll for maintaining insurer financial strength rating of “A-”.
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
Effective June 1, 2025, the Insurance Entities entered into multiple reinsurance agreements comprising our 2025-2026 reinsurance program. See “Item 1—Note 4 (Reinsurance).”
Insurance Entities 2025-2026 All States Reinsurance Program (“All States”)
•First event All States combined retention of $45 million.
•All States first event tower extends to $2.526 billion with no co-participation in any of the layers, no limitation on loss adjustment expenses and no accelerated deposit premiums.
•Universal Insurance Holdings, Inc. (“UIH”) established the first event layer of $66 million in excess of $45 million in a captive insurance arrangement. See “Item 1—Note 14 (Variable Interest Entities).”
•Assuming a first event completely exhausts the $2.526 billion tower, the second event exhaustion point would be $1.209 billion.
•Full reinstatement is available on the combined $1.098 billion of the All States first-event catastrophe coverage for a guaranteed second-event coverage. Additionally, a second event private market excess of loss coverage of $66 million in excess of $45 million succeeds the captive in the event of a loss from a second event, resulting in a $66 million reduction in retention on a consolidated basis for a second event.
•For all layers purchased between $111 million and the projected attachment point of the FHCF layer, to the extent that all of our coverage or a portion thereof is exhausted in a first catastrophic event and reinstatement premium is due, we have purchased enough reinstatement premium protection coverage (“RPP”) to fund the reinstatement premiums due on the reinstatement of these coverages. Losses exceeding the RPP limit would be subject to reinstatement premiums.
•Specific third and fourth event private market excess of loss coverage of $86 million in excess of $25 million provides frequency protection for multiple events during the treaty period, an incremental $20 million reduction in retention for a third and fourth event.
•For the FHCF Reimbursement Contracts effective June 1, 2025, the Insurance Entities have continued the election at the 90% coverage level. We estimate the total mandatory FHCF coverage will provide approximately $1.296 billion of coverage for UPCIC, and $21.4 million for APPCIC which complements and inures to the benefit of the All States coverage secured from private market reinsurers and discussed above.
•To further insulate future years, the Insurance Entities have secured certain multi-year treaties, providing $352 million of capacity that extends portions of the catastrophe coverage to include the 2026-2027 treaty year.

Reinsurers
The table below provides the A.M. Best and S&P financial strength ratings for each of the largest rated third-party reinsurers in the Insurance Entities’ 2025-2026 reinsurance program:

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

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
Highlights for the quarter ended June 30, 2025
•For the three months ended June 30, 2025, direct premiums written rose by 3.2%, to $596.7 million. This change reflects a $29.8 million 25.4% increase in direct premiums written outside of Florida, partially offset by an $11.3 million 2.5% decrease in direct premiums written within Florida.
•Rate filings and automatic inflation adjustments to policy values are affecting written and earned premiums as they apply to renewals and new policies. Management continues to focus on risk selection and improving risk diversification along with adjustments to filed rates plans as needed.
.
•Net investment income increased by 17.7%, due to higher portfolio reinvestment rates as investments matured and were reinvested, as well as an increase in income earning assets.

•The Company continues to see positive loss trends in Florida for policies issued after the legislative reforms implemented in 2022.

•The combined ratio was 97.8% for the three months ended June 30, 2025, an increase of 1.9 points compared to the three months ended June 30, 2024.

•The Insurance Entities successfully secured a combined UPCIC and APPCIC 2025-26 catastrophe reinsurance program with no material changes to historical reinsurance partners or terms and conditions. The Insurance Entities set the top of their combined reinsurance tower for a single All States (including Florida) event to $2.526 billion, an increase of $110 million over the expiring 2024-2025 reinsurance program.

•The Company entered into a committed and unsecured $50.0 million revolving credit line with JP Morgan Chase Bank, N.A., replacing the previous facility of the same amount.
•In the quarter ended June 30, 2025, the Company repurchased 287,007 shares, at an average share price of $25.74, for a total of $7.4 million.
•On May 1, 2025, the Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $20.0 million of its outstanding shares of common stock through May 1, 2027. As of June 30, 2025, $15.2 million remains available under this program.
•On April 14, 2025, a dividend of $0.16 per common share was declared, with payment made on May 14, 2025.
•Demotech reaffirmed its A rating for UPCIC and APPCIC on April 8, 2025.

Results of Operations for the three months ending June 30, 2025, are compared to the same period last year, unless stated otherwise.

Results of Operations—Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Net income was $35.1 million for 2025, compared to net income of $35.4 million for 2024. Diluted earnings per share for 2025 was $1.21 compared to $1.21 in 2024. Positive factors in 2025 included higher net premiums earned, investment income, realized gains, and commission revenue, offset by unrealized losses in 2025 compared to unrealized gains in 2024 and higher acquisition costs. There were no catastrophes in the second quarters of 2025 or 2024. Direct premiums earned grew by 6.7% in 2025, due to premium growth in 17 states and policies in force growth in 14 states. The net loss ratio was 72.3% in 2025 compared to 70.6% in 2024, with the combined ratio at 97.8% for 2025 compared to 95.9% for 2024.

A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Three Months Ended June 30,		Change
	2025	2024	$	%
REVENUES
Direct premiums written	$596,720	$578,267	$18,453	3.2%
Change in unearned premium	(73,295)	(87,618)	14,323	(16.3)%
Direct premium earned	523,425	490,649	32,776	6.7%
Ceded premium earned	(163,232)	(145,691)	(17,541)	12.0%
Premiums earned, net	360,193	344,958	15,235	4.4%
Net investment income	17,258	14,660	2,598	17.7%
Net realized gains (losses) on investments	5,280	(311)	5,591	NM
Net change in unrealized gains (losses) on equity investments	(6,061)	1,355	(7,416)	(547.3)%
Commission revenue	15,854	11,679	4,175	35.7%
Policy fees	5,603	5,576	27	0.5%
Other revenue	2,014	2,297	(283)	(12.3)%
Total revenues	400,141	380,214	19,927	5.2%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	260,305	243,572	16,733	6.9%
Policy acquisition costs	61,878	56,615	5,263	9.3%
Other operating expenses	29,964	30,499	(535)	(1.8)%
Total operating costs and expenses	352,147	330,686	21,461	6.5%
Interest and amortization of debt issuance costs	1,608	1,623	(15)	(0.9)%
INCOME (LOSS) BEFORE INCOME TAXES	46,386	47,905	(1,519)	(3.2)%
Income tax expense (benefit)	11,293	12,489	(1,196)	(9.6)%
NET INCOME (LOSS)	$35,093	$35,416	$(323)	(0.9)%
Other comprehensive income (loss), net of taxes	10,290	996	9,294	933.1%
COMPREHENSIVE INCOME (LOSS)	$45,383	$36,412	$8,971	24.6%
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$1.21	$1.21	$—	—%
Weighted average diluted common shares outstanding	29,072	29,308	(236)	(0.8)%

NM – Not Meaningful

Premium Revenues
Direct premiums written increased by $18.5 million, or 3.2%, for the three months ended June 30, 2025, driven by premium growth in our other states business of $29.8 million, or 25.4%, as compared to the three months ended June 30, 2024 offset by a reduction in premium written within our Florida business of $11.3 million, or 2.5%. The primary factors contributing to the increase in direct written premiums were new and previous rate changes, increased policies in force during 2025 and policy inflation adjustments. There was an increase in policies in force across 14 states. In total, policies in force increased by 7,526, or 0.9%, from 864,817 at March 31, 2025 to 872,343 at June 30, 2025. A summary of the recent rate increases which are driving increases in written premium is discussed above under “Overview—Trends and Geographical Distribution—Florida Trends.”
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
The Insurance Entities oversee their operations by monitoring policy counts, premiums, insured values, and other relevant factors. They periodically review and adjust policy rates and update underwriting guidelines, which influence new business volume and premium trends. Additionally, policy retention plays a crucial role in determining premium trends. These factors influence the amount of reinsurance coverage obtained annually. Direct premiums written continue to increase across the majority of states in which we conduct business. We had policies in force in 19 states at June 30, 2025. In addition, we are authorized to do business in Tennessee. As of June 30, 2025, policies in force increased by 38,910 policies, or 4.7%; premium in force increased $114.5 million, or 5.7%; and total insured value increased $38.4 billion, or 11.4%, compared to June 30, 2024.

Direct premium earned increased by $32.8 million, or 6.7%, for the three months ended June 30, 2025. This increase is due to premiums written over the past year, including rate filings, policy adjustments from inflation, and higher policy counts. See the discussion above for the ― “Overview-Summary of Recent Rate Changes.”

Reinsurance

Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events, but it also increases costs, resulting in lower net earned premiums. These costs are generally recognized over the annual policy period (June 1-May 31). For the three months ended June 30, 2025, ceded premium earned increased $17.5 million to $163.2 million, (31.2% of direct premium earned), compared to $145.7 million, (29.7% of direct premiums earned) for the same period in 2024. The increase in 2025 is attributable to reduced free protection relative to 2024, when participation in Florida’s RAP program provided certain reinsurance at no cost for part of the 2024 period. Slightly higher costs related to the new 2025-2026 reinsurance contracts, compared with the 2024-2025 reinsurance contracts, also increased costs in 2025 when compared to 2024. Refer to the previous discussion and “Item 1— Note 4 (Reinsurance)” for further information on the 2025-2026 reinsurance programs.

Investment Results

Net investment income was $17.3 million for 2025, compared to $14.7 million in 2024, representing a 17.7% increase. This change was due to new investments generating higher returns and an increase of $128.7 million in invested balances during the quarter, partially offset by reduced yields from invested cash balances in 2025.
The yield curve continues to decline over time, particularly in the front end of the curve, which is impacting short duration cash reinvestment rates, along with longer duration rates, resulting in fixed income price increases and decreasing yields. We continue to monitor geopolitical events impacting the U.S. Treasuries market. See “Item 1— Note 3 (Investments)” for information on investment income.
Net realized and unrealized gains for the quarter were mainly due to portfolio adjustments, including exiting profitable and underperforming positions. See ―“Analysis of Financial Condition” for details on changes in total invested assets balances during 2025.

Commissions, Policy Fees and Other Revenue
The majority of commissions are those earned by our licensed reinsurance intermediary, Blue Atlantic Reinsurance Corporation (“BARC”). These commissions are paid to BARC by traditional open market third-party reinsurers for placing reinsurance with our Insurance Entities. BARC does not earn commissions on reinsurance provided by the Florida Hurricane Catastrophe Fund (FHCF), catastrophe bonds or Florida’s RAP program. Commissions paid to BARC are recognized on a pro-rata basis over the underlying reinsurance treaty period, which typically runs from June 1st to May 31st of the following year. Commission revenue increased $4.2 million, or 35.7%, from $11.7 million for 2024 to $15.9 million for 2025. This change was mainly attributable to increased reinsurance spending by the Insurance Entities replacing expiring Florida RAP and catastrophe bond contracts that did not generate commission. Additionally, commissions earned from reinstatement premiums related to Hurricanes Helene and Milton contributed to the total increase.

Policy fees were $5.6 million for both 2025 and 2024. Other revenue, representing revenue from policy installment fees, premium financing, and other miscellaneous income, was $2.0 million in 2025 compared to $2.3 million in 2024.

Operating Costs and Expenses
Losses and Loss Adjustment Expenses
Net losses and LAE, after estimated reinsurance recoveries and estimated subrogation recoveries, were $260.3 million with a 72.3% net loss ratio for the three months ended June 30, 2025, compared to $243.6 million and a 70.6% net loss ratio for the prior-year quarter. The increase in the net loss ratio for 2025 was primarily due to increased cost of reinsurance in the second quarter of 2025, which lowered net earned premiums, thus increasing the net loss ratio when compared to 2024. Increased premium volume in 2025 resulted in proportionate increase in net losses and LAE.

During the three months ended June 30, 2025, weather-related losses in Florida declined compared to the same development stage in previous years. In contrast, non-Florida weather-related losses increased; however, the total losses for 2025 remained comparable to those reported for 2024.

During 2025, there was $71 thousand of prior year development, compared to no net prior year development during 2024. This prior year development was associated with increases in net losses and LAE for prior year catastrophe events. Unfavorable prior-year development arises when claims are settled for amounts exceeding previous estimates or when the liabilities for prior-year claims increase. This situation often results from rising claims costs, the impact of material and labor inflation, and increased expenses associated with litigated claims. Further details can be found under “Overview—Trends and Geographical Distribution—Florida Trends” mentioned above. We continue to observe favorable claim trends on Florida losses after the effective date of the Florida reform legislation (December 16, 2022). However, claims under policies predating the reforms exhibit greater uncertainty. Consequently, these claims in aggregate have experienced and may in the future experience adverse development as claim settlements deviate from previously estimated amounts.

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

Consolidated net losses and LAE include results from our adjusting company's activities within our holding system. Adjusting claims internally offers savings for our Insurance Entities and reinsurers. Our claims team and legal group work together efficiently in Florida to handle claims, achieving synergies that third parties cannot. This coordination improves claim handling and saves money by reducing LAE at a consolidated level, especially after catastrophes. We maintain adequate staffing levels to manage claims and litigation efforts related to catastrophes. The expenses associated with these resources during regular operations may result in minimal net benefits. Profits from our claim adjusting company reduce consolidated losses and LAE; for the three months ended June 30, 2025 and 2024, there was no significant financial impact from the claims adjusting companies’ profits on consolidated results.

General and Administrative Expenses
For 2025, general and administrative expenses were $91.8 million compared to $87.1 million during 2024, as follows (dollars in thousands):

	Three Months Ended
	June 30,				Change
	2025		2024		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$360,193		$344,958		$15,235	4.4%
General and administrative expenses:
Policy acquisition costs	61,878	17.2%	56,615	16.4%	5,263	9.3%
Other operating expenses	29,964	8.3%	30,499	8.9%	(535)	(1.8)%
Total general and administrative expenses	$91,842	25.5%	$87,114	25.3%	$4,728	5.4%

For 2025, general and administrative expenses increased by $4.7 million, compared to 2024, which was the result of an increase in policy acquisition costs of $5.3 million and a decrease in other operating costs of $0.5 million. The total general and administrative expense ratio was 25.5% for 2025 compared to 25.3% for 2024.
•The policy acquisition costs increased by $5.3 million due to higher commissions resulting from a 4.4% increase in net earned premiums compared to the previous year, as well as increased commissions on the growth of premium outside of Florida, which incurs higher commissions. Additionally, accruals for expected increased agent bonus commission in 2025 contributed to higher acquisition costs.
•Other operating costs decreased by $0.5 million due to lower employee related expenses including stock-based compensation and employee benefits and welfare, partially offset by higher policy issuance related costs. The other operating cost ratio was 8.3% for 2025, compared to 8.9% for 2024.
Combined Ratio
As a result of the trends discussed in net premiums earned and net operating expense, the combined ratio for 2025 was 97.8% compared to 95.9% for 2024.
Interest and Amortization of Debt Issuance Costs
Interest and amortization of debt issuance costs were $1.6 million for each of the three months ended June 30, 2025 and 2024, the majority of which is related to our senior unsecured notes.
Income Tax Expense (Benefit)
Income tax expense was $11.3 million and $12.5 million for the three months ended June 30, 2025 and 2024, respectively. Our effective tax rate (“ETR”) decreased to 24.3% for 2025, as compared to 26.1% for 2024. See “Item 1—Note 9 (Income Taxes)” for a table of items reconciling statutory rates to the effective rate for 2025 and 2024.
Other Comprehensive Income (Loss)
Other comprehensive income, net of taxes for the three months ended June 30, 2025 was $10.3 million compared to other comprehensive income of $1.0 million for the prior year quarter reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income (loss) for available-for-sale debt securities sold. This quarter’s results reflect favorable shifts in market prices during 2025 compared to 2024. During 2025, maturing securities and investment returns were reinvested at market rates, reducing unrealized losses on maturing securities. The maturity of the remaining securities in an unrealized loss position has also reduced during the year. Over time, unrealized losses on securities in an unrealized loss position lessen as the remaining maturity shortens and securities approach their maturity or par value. See the discussion above and “Part II—Item 8—Note 14 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods and “Part II—Item 8—Note 3 (Investments)” for explanations on changes in investments.
Non-GAAP
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on equity investments, was $400.9 million for 2025, compared to $379.2 million for 2024.
Adjusted operating income (loss) represents GAAP operating income (loss), excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on equity investments. Adjusted operating income was $48.8 million for 2025, compared to adjusted operating income of $48.5 million for 2024.
Adjusted operating income (loss) margin represents adjusted operating income (loss) divided by core revenue. Adjusted operating income margin was 12.2% for 2025, compared to adjusted operating income margin of 12.8% for 2024.
Adjusted net income (loss) available to common stockholders represents GAAP net income (loss) available to common stockholders, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on equity investments, net of tax. Adjusted net income available to common stockholders was $35.7 million for 2025, compared to adjusted net income available to common stockholders of $34.6 million for 2024.
Diluted adjusted earnings (loss) per common share represents adjusted net income (loss) available to common stockholders divided by weighted average diluted common shares outstanding. Diluted adjusted earnings (loss) per share computations exclude any potential common stock instruments that would decrease the loss per share, as they are anti-dilutive. Diluted adjusted earnings per common share was $1.23 for 2025, compared to diluted adjusted earnings per common share of $1.18 for 2024.

Results of Operation for the six months ending June 30, 2025, are compared to the same period last year, unless stated otherwise.

Results of Operations — Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Net income was $76.5 million for 2025, compared to net income of $69.1 million for 2024. Diluted earnings per share in 2025 were $2.64 compared to $2.35 in 2024. Positive factors in 2025 included higher net premiums earned, investment income, realized gains, and commission revenue, offset by unrealized losses in 2025 compared to unrealized gains in 2024 and higher operating costs. Direct premiums earned grew by 6.6% in 2025, due to premium growth in 17 states and more policies in force in 15 states. For 2025, the net loss ratio was 71.4% compared to 71.2% for 2024. The increase in the net loss ratio for 2025 was primarily due to increased cost of reinsurance in 2025, lowering net earned premiums and increasing the net loss ratio when compared to 2024. Increased premium volume in 2025 resulted in proportionate increase in net losses and LAE. There was $71 thousand net prior-year development on catastrophe losses in 2025, compared to no net prior-year development in 2024. As a result of the above and as further explained below, the combined ratio for 2025 was 96.4% compared to 95.7% for 2024. See “Overview—Trends and Geographical Distribution—Florida Trends” regarding our response to the Florida market.

A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Six Months Ended June 30,		Change
	2025	2024	$	%
REVENUES
Direct premiums written	$1,063,798	$1,024,446	$39,352	3.8%
Change in unearned premium	(27,116)	(51,725)	24,609	(47.6)%
Direct premium earned	1,036,682	972,721	63,961	6.6%
Ceded premium earned	(320,768)	(293,738)	(27,030)	9.2%
Premiums earned, net	715,914	678,983	36,931	5.4%
Net investment income	33,318	28,183	5,135	18.2%
Net realized gains (losses) on investments	5,266	(388)	5,654	NM
Net change in unrealized gains (losses) on equity investments	(6,051)	4,461	(10,512)	(235.6)%
Commission revenue	32,129	22,712	9,417	41.5%
Policy fees	10,096	9,981	115	1.2%
Other revenue	4,336	4,241	95	2.2%
Total revenues	795,008	748,173	46,835	6.3%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	510,860	483,759	27,101	5.6%
Policy acquisition costs	122,452	111,435	11,017	9.9%
Other operating expenses	56,634	54,345	2,289	4.2%
Total operating costs and expenses	689,946	649,539	40,407	6.2%
Interest and amortization of debt issuance costs	3,220	3,245	(25)	(0.8)%
INCOME (LOSS) BEFORE INCOME TAXES	101,842	95,389	6,453	6.8%
Income tax expense (benefit)	25,310	26,316	(1,006)	(3.8)%
NET INCOME (LOSS)	$76,532	$69,073	$7,459	10.8%
Other comprehensive income (loss), net of taxes	22,384	(1,546)	23,930	NM
COMPREHENSIVE INCOME (LOSS)	$98,916	$67,527	$31,389	46.5%
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$2.64	$2.35	$0.29	12.3%
Weighted average diluted common shares outstanding	28,977	29,369	(392)	(1.3)%

NM – Not Meaningful

Premium Revenues
Direct premiums written increased by $39.4 million, or 3.8%, for 2025, driven by reductions in premiums within our Florida business of $22.1 million, or 2.7%, and premium growth in our other states business of $61.4 million, or 29.5%, as compared to 2024. The primary factors contributing to the increase in written premiums were the rate changes implemented in Florida and certain other states and policy inflation adjustments. Additionally, there was an increase in policies in force across 14 states. In total, policies in force increased 16,817, or 2.0%, from 855,526 at December 31, 2024 to 872,343 at June 30, 2025. A summary of the recent rate adjustments that are driving written premium is discussed above under “Overview—Trends and Geographical Distribution—Florida Trends.”
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
Management continues to manage policy counts and exposures intended to control the growth of exposures relating to new business. Rate changes continue to take effect, and new business underwriting rules are reviewed and updated as needed in the states in which we underwrite. Direct premiums written continue to increase across the majority of states in which we conduct business. We have policies in force in 19 states as of June 30, 2025. In addition, we are authorized to do business in Tennessee. In 2024, UPCIC received approval from its regulators in Hawaii to withdraw from the state and non-renew all policies in Hawaii. As of June 30, 2025, no policies are in force in Hawaii, and UPCIC is in the process of completing its remaining administrative tasks to finalize its withdrawal from the state. As of June 30, 2025, policies in force increased by 38,910 policies, or 4.7%; premium in force increased $114.5 million, or 5.7%; and total insured value increased $38.4 billion, or 11.4%, compared to June 30, 2024.

Direct premium earned increased by $64.0 million, or 6.6%, for 2025. This change is attributed to the recognition of premiums written over the preceding twelve months, incorporating the effects of implemented rate filings and policy premium adjustments prompted by inflation-induced changes in insured values. See the discussion above for the “—Overview-Summary of Recent Rate Changes.”
Reinsurance
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events, but it also increases costs, resulting in lower net earned premiums. These costs are generally recognized over the annual policy period (June 1-May 31). For the six months ended June 30, 2025, ceded premium earned increased $27.0 million to $320.8 million, (30.9% of direct premium earned), compared to $293.7 million, (30.2% of direct premiums earned) for the same period in 2024. The increase in 2025 is attributable to reduced free protection relative to 2024, when participation in Florida’s RAP program provided certain reinsurance at no cost for part of the 2024 period. Slightly higher costs related to the new 2025-2026 reinsurance contracts, compared with the 2024-2025 reinsurance contracts, also increased costs in 2025 when compared to 2024. Refer to the previous discussion and “Item 1— Note 4 (Reinsurance)” for further information on the 2025-2026 reinsurance programs.
Investment Results
Net investment income was $33.3 million for the six months ended June 30, 2025, compared to $28.2 million for the six months ended June 30, 2024, an increase of $5.1 million, or 18.2%. Increased investments in our portfolio and higher average book yields on invested assets are driving growth in our investment income. However, a 50 basis point reduction by the Federal Reserve in September 2024, and market expectations of further cuts has reduced yields on our cash investments and longer dated (1yr-10yr) fixed income yields.

For the six months ended June 30, 2025, net realized and unrealized gains (losses) mainly reflected second quarter efforts to exit profitable and underperforming positions.

Commissions, Policy Fees and Other Revenue
The majority of commissions are those earned by our licensed reinsurance intermediary, Blue Atlantic Reinsurance Corporation (“BARC”). These commissions are paid to BARC by traditional open market third-party reinsurers for placing reinsurance with our Insurance Entities. BARC does not earn commissions on reinsurance provided by the Florida Hurricane Catastrophe Fund (FHCF), catastrophe bonds or Florida’s RAP program. Commissions paid to BARC are recognized on a pro-rata basis over the underlying reinsurance treaty period, which typically runs from June 1st to May 31st of the following year. Commission revenue increased $9.4 million, or 41.5%, from $22.7 million in 2024 to $32.1 million in 2025. This change was mainly attributable to increased reinsurance spending by Insurance Entities replacing expiring Florida RAP and catastrophe bond contracts that did not generate commission. Additionally, commissions earned from reinstatement premiums related to Hurricanes Helene and Milton contributed to the total increase.

Policy fees for 2025 were $10.1 million compared to $10.0 million for 2024. The increase of $0.1 million, or 1.2%, was the result of an increase in the combined total number of policies written during 2025 compared to 2024 in states in which we are permitted to charge this fee.
Other revenue, representing revenue from policy installment fees, premium financing, and other miscellaneous income, was $4.3 million for 2025 compared to $4.2 million for 2024.
Operating Costs and Expenses
Losses and Loss Adjustment Expenses
Net losses and LAE, after reinsurance recoveries, were $510.9 million with a 71.4% net loss ratio for 2025, compared to $483.8 million and 71.2% net loss ratio for 2024. The increase in the net loss ratio for 2025 was primarily due to increased cost of reinsurance in the second quarter of 2025, which lowered net earned premiums, thus increasing the net loss ratio when compared to 2024. Increased premium volume in 2025 resulted in proportionate increase in net losses and LAE.

Weather-related losses during 2025 significantly decreased in Florida compared to previous years at the same development stage. As of June 30, 2025, the weather impact is less than in any of the past four years. No major weather events have occurred during 2025. Consequently, the Company's loss estimates for 2025 reflect this lack of severe weather.

During the six months ending June 30, 2025, there was $71 thousand of prior year development, compared to no net prior year development during 2024. This prior year development was associated with increases in net losses and LAE for prior year catastrophe events. Unfavorable prior-year development arises when claims are settled for amounts exceeding previous estimates or when the liabilities for prior-year claims increase. This situation often results from rising claims costs, the impact of material and labor inflation, and increased expenses associated with litigated claims. Further details can be found under “Overview—Trends and Geographical Distribution—Florida Trends” mentioned above. We continue to observe favorable claim trends on Florida losses after the effective date of the Florida reform legislation (December 16, 2022). However, claims under policies predating the reforms exhibit greater uncertainty. Consequently, these claims in aggregate have experienced and may in the future experience adverse development as claim settlements deviate from previously estimated amounts.

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

Consolidated net losses and LAE include results from our claims adjusting company's activities within our holding system. Adjusting claims internally offers savings for our Insurance Entities and reinsurers. Our claims team and legal group work together efficiently in Florida to handle claims, achieving synergies that third parties cannot. This coordination improves claim handling and saves money by reducing LAE at a consolidated level, especially after catastrophes. We maintain adequate staffing levels to manage claims and litigation efforts related to catastrophes. The expenses associated with these resources during regular operations may result in minimal net benefits. Profits from our claims adjusting company reduce consolidated losses and LAE; for the six months ended June 30, 2025 and 2024, there was no significant financial impact from the claims adjusting company’s profits on consolidated results.

General and Administrative Expenses
For 2025, general and administrative expenses were $179.1 million compared to $165.8 million during 2024, as follows (dollars in thousands):

	Six Months Ended
	June 30,				Change
	2025		2024		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$715,914		$678,983		$36,931	5.4%
General and administrative expenses:
Policy acquisition costs	122,452	17.1%	111,435	16.4%	11,017	9.9%
Other operating expenses	56,634	7.9%	54,345	8.1%	2,289	4.2%
Total general and administrative expenses	$179,086	25.0%	$165,780	24.5%	$13,306	8.0%

For 2025, general and administrative expenses increased by $13.3 million compared to 2024, which was the result of an increase in policy acquisition costs of $11.0 million and an increase in other operating costs of $2.3 million. The total general and administrative expense ratio was 25.0% for 2025 compared to 24.5% for 2024. See “—Reinsurance” section above for further information.
•The increase in policy acquisition costs of $11.0 million was due to higher commissions resulting from a 5.4% increase in net earned premiums compared to the previous year, as well as increased commissions on the growth of premium outside of Florida, which incurs higher commissions. Additionally, accruals for expected increased agent bonus commission in 2025 contributed to higher acquisition costs.
•The increase in other operating expenses was largely driven by increased policy issuance and facility costs incurred in 2025 compared to 2024. The other operating cost ratio was 7.9% for each of the six months ended June 30, 2025 and 2024.
Combined Ratio
As a result of the trends discussed above for losses and LAE and general and administrative expenses, the combined ratio for 2025 was 96.4% compared to 95.7% for 2024.
Interest and Amortization of Debt Issuance Costs
Interest and amortization of debt issuance costs was $3.2 million for each of the six months ended June 30, 2025 and 2024.
Income Tax Expense (Benefit)
Income tax expense was $25.3 million for 2025, compared to an income tax expense of $26.3 million for 2024. Our effective tax rate (“ETR”) was 24.9% for 2025, as compared to 27.6% for 2024. See “Item 1—Note 9 (Income Taxes)” for a table of items reconciling statutory rates to the effective rate for six months ended June 30, 2025 and 2024.
Other Comprehensive Income (Loss)
Other comprehensive income, net of taxes for 2025 was $22.4 million compared to other comprehensive loss of $1.5 million for 2024 reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income (loss) for available-for-sale debt securities sold. The improvement in 2025 reflects favorable shifts in market prices during 2025 compared to 2024. During 2025, maturing securities and investment returns were reinvested at market rates, reducing unrealized losses on maturing securities. The maturity of the remaining securities in an unrealized loss position has also reduced during the year. Over time, unrealized losses on securities in an unrealized loss position lessen as the remaining maturity shortens and securities approach their maturity or par value. See the discussion above and “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods and “Item 1—Note 3 (Investments)” for explanations on changes in investments.
Non-GAAP
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on equity investments, was $795.8 million for 2025 compared to $744.1 million for 2024.
Adjusted operating income (loss) represents GAAP operating income (loss), excluding net realized gains (losses) on investment and net changes in unrealized gains (losses) on equity investments. Adjusted operating income was $105.8 million for 2025 compared to adjusted operating income of $94.6 million for 2024.

Adjusted operating income (loss) margin represents adjusted operating income (loss) divided by core revenue. Adjusted operating income margin was 13.3% for 2025 compared to adjusted operating income margin of 12.7% for 2024.
Adjusted net income (loss) available to common stockholders represents GAAP net income (loss) available to common stockholders, excluding net realized gains (losses) on investment and net changes in unrealized gains (losses) on equity investments, net of tax. Adjusted net income available to common stockholders was $77.1 million for 2025 compared to adjusted net income available to common stockholders of $66.0 million for 2024.
Diluted adjusted earnings (loss) per common share represents adjusted net income (loss) available to common stockholders divided by weighted average diluted common shares outstanding. Diluted adjusted earnings per common share was $2.66 for 2025 compared to diluted adjusted earnings per share of $2.25 for 2024.

Analysis of Financial Condition—As of June 30, 2025 compared to December 31, 2024
We believe that the cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	June 30,	December 31,
Type of Investment	2025	2024
Available-for-sale debt securities	$1,395,029	$1,269,079
Equity securities	92,866	77,752
Other investments, at fair value	3,932	16,123
Investment in real estate, net	8,179	8,322
Total invested assets	$1,500,006	$1,371,276
Total invested assets were $1.50 billion as of June 30, 2025 compared to $1.37 billion as of December 31, 2024. The increase is primarily attributable to investment of excess cash into the portfolio, unrealized gains on our debt and equity securities, and increases in net investment income. Cash and cash equivalents were $367.1 million at June 30, 2025 compared to $259.4 million at December 31, 2024, an increase of 41.5%. See below “—Liquidity and Capital Resources” for more information. Cash and cash equivalents are invested short-term until needed to settle loss and LAE payments, reinsurance premium payments, and operating cash needs, or until they are deployed by our investment advisors.
See “Item 1—Condensed Consolidated Statements of Cash Flows” and “Item 1—Note 3 (Investments)” for explanations on changes in investments.
Prepaid reinsurance premiums reflect the portion of unearned ceded written premium, and may include reinstatement premiums, that will be earned on a pro-rata basis over the coverage period of our reinsurance program, which spans from June 1st to May 31st of the following year. The annual cost initially increases prepaid reinsurance, which is then reduced as prepaid reinsurance is recognized as ceded premiums earned in the Condensed Consolidated Statements of Income, over the policy period of the reinsurance, which typically runs from June 1st to May 31st. As of June 30, 2025, prepaid reinsurance increased by $376.3 million to $639.0 million primarily attributed to the Insurance Entities entering into the 2025-26 catastrophe reinsurance program, commencing on June 1, 2025, and expiring on May 31, 2026. For further details, please refer to “Part I—Item 2—“Reinsurance Program” regarding the Company’s reinsurance placement.
Reinsurance recoverables are the estimated amount of losses, LAE, and expenses to be recovered from reinsurers. As of June 30, 2025, it decreased by $245.6 million to $382.0 million, primarily due to the collection of ceded paid losses from Hurricanes Helene and Milton as well as other prior events collected during the quarter.
Premiums receivable, net represents amounts receivable from policyholders. The increase in premiums receivable, net of $5.7 million to $83.6 million as of June 30, 2025 is consistent with premium trends including seasonality and consumer payment behaviors.
Deferred policy acquisition costs (“DPAC”) increased by $4.0 million to $125.2 million as of June 30, 2025, and is consistent with written premium trends and changes in commissions paid to agents. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the six months ended June 30, 2025, deferred income tax assets decreased by $27.1 million to $15.1 million, primarily due to an increase in unearned premiums. Each year in June the Insurance Entities enter into new catastrophe reinsurance agreements that increase prepaid reinsurance (ceded unearned premium) which has the effect of reducing deferred income taxes in the second quarter of each year. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $193.4 million to $765.9 million as of June 30, 2025. Overall, unpaid losses and LAE decreased, as a result of payment of current and prior year claims including the settlement of Hurricanes Helene and Milton claims during 2025 along with normal recurring claim activity.
Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The increase of $27.1 million from December 31, 2024 to $1.09 billion as of June 30, 2025 reflects the seasonality of our business during the year.
Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $37.6 million from December 31, 2024 to $83.8 million as of June 30, 2025 reflects customer payment behavior and the payment behavior of mortgage escrow service providers as well as premium trends.

Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers, and cash advances received from reinsurers, if any. On June 1st of each year, we renew our core catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. These estimated annual costs are increased or decreased during the year based on premium adjustments or as a result of new placements during the year. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which typically runs from June 1st to May 31st. The balance increased by $489.1 million to $709.5 million as of June 30, 2025 as a result of the Insurance Entities entering into the 2025-26 reinsurance program effective June 1, 2025. See “—Liquidity and Capital Resources” for more information about timing of reinsurance premium installment payments.
Income taxes payable, or recoverable, are the amounts due to or from taxing jurisdictions within one year. An income tax payable arises when current income tax liabilities exceed tax payments, whereas an income tax recoverable occurs when tax payments exceed current income tax liabilities. As of June 30, 2025, the was an income tax recoverable of $9 million, compared to income tax payable of $6.6 million as of December 31, 2024.
Commission payable represents amounts due agents on renewal and new policies written and estimated bonus commissions. Commission payable increased by $3.5 million to $29.4 million as of June 30, 2025, primarily driven by seasonality in direct premiums written since year end.
Other liabilities and accrued expenses decreased by $7.5 million to $41.1 million as of June 30, 2025, primarily driven by a decrease in amounts payable for accrued taxes and fees along with a reduction in other operating accrued expenses..
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
The balance of cash and cash equivalents, excluding restricted cash, as of June 30, 2025 was $367.1 million, compared to $259.4 million at December 31, 2024. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between June 30, 2025 and December 31, 2024. This increase is largely attributable to cash flows from operating activities offset by cash used in investing and financing activities. Our cash investment strategy at times includes cash investments where the right of offset against other bank accounts does not exist. A book overdraft, at times, occurs when aggregating the book balance of all accounts at a financial institution for accounts which have the right of offset, and if the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Condensed Consolidated Balance Sheets to book overdraft. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st and December 1st, and third-party reinsurance premiums are generally paid in four installments on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. See “Item 1—Note 12 (Commitments and Contingencies)” and additional discussion below under the caption “—Material Cash Requirements” for more information.
The balance of restricted cash and cash equivalents as of June 30, 2025 and December 31, 2024 represents cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business. In addition, restricted cash may include cash held in trust to collateralize certain policy obligations of our captive reinsurance arrangement. See “Item 1-Note 14 (Variable Interest Entities)”. Restricted cash and cash equivalents were $68.6 million as of June 30, 2025 and $2.6 million on December 31, 2024.

Liquidity is required at the holding company for us to cover the payment of holding company general operating expenses, provide for contingencies if needed, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of our tax obligations to taxing authorities, settlement of taxes between subsidiaries in accordance with our tax sharing agreement, capital contributions to subsidiaries or surplus note contributions to the Insurance Entities, if needed, and interest and principal payments on outstanding debt obligations of the holding company. Effective in 2021 for UPCIC and 2022 for APPCIC, the holding company has put in place an ongoing surplus note arrangement with the Insurance Entities, which has been approved by FLOIR as the Insurance Entities’ domestic regulator. Surplus notes are unsecured debt issued by the Insurance Entities that are subordinated to all claims by policyholders and creditors, with interest and principal payments on the surplus notes to the holding company being made only upon the FLOIR’s express approval. Surplus notes are considered bonds in function and payout structure, but are accounted for as equity in the statutory reporting of the Insurance Entities. The holding company has outstanding with the Insurance Entities $178.3 million in surplus notes and accrued interest as of June 30, 2025. Under the terms of the surplus notes, interest accrues at a variable rate which resets annually (currently 11.33% for 2025). The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. New regulations or changes to existing regulations or their interpretations imposed on the Company and its affiliates may also impact the availability, amount and timing of future dividend payments to the parent. Principal sources of liquidity for the holding company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions paid by third party reinsurers earned on reinsurance contracts placed by our wholly-owned subsidiary, Blue Atlantic Reinsurance Corporation, and policy fees charged to policyholders. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income earned from those investments.
The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 1—Note 5 (Insurance Operations).” Dividends from the Insurance Entities can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by the Insurance Entities to Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida), without prior approval (an “ordinary dividend”) is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the six months ended June 30, 2025 and the year ended December 31, 2024, the Insurance Entities did not pay dividends to PSI. As of June 30, 2025 and December 31, 2024, the Insurance Entities did not have the capacity to pay ordinary dividends.
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
Our insurance operations provide liquidity as premiums are generally received months or even years before potential losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale. The average credit rating on our available-for-sale securities was A+ as of June 30, 2025 and December 31, 2024. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of our available-for-sale securities was 3.5 years at June 30, 2025 compared to 3.4 years at December 31, 2024. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments.
The Insurance Entities are responsible for losses related to catastrophic events in excess of coverage provided by the Insurance Entities’ reinsurance programs and retentions before our reinsurance protection commences. Also, the Insurance Entities are responsible for all other losses that otherwise may not be covered by the Insurance Entities reinsurance programs and any amounts arising in the event of a reinsurer default. Losses or a default by reinsurers may have a material adverse effect on either of the Insurance Entities or on our business, financial condition, results of operations and liquidity. See “Item 1—Note 4 (Reinsurance)” for more information.

Capital Resources
Capital resources serve to protect policyholders, provide financial stability for underwriting insurance risks, and enable ongoing business development. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio as of the dates presented (dollars in thousands):

	As of
	June 30,	December 31,
	2025	2024
Stockholders’ equity	$457,808	$373,250
Total long-term debt	100,862	101,243
Total capital resources	$558,670	$474,493

Debt-to-total capital ratio	18.1%	21.3%
Debt-to-equity ratio	22.0%	27.1%
Capital resources, net increased by $84.2 million for the six months ended June 30, 2025, reflecting a net increase in total stockholders’ equity, partially offset by a decline in long-term debt. The change in stockholders’ equity was the result of our net income in the six months ended June 30, 2025 offset by dividends to shareholders. The change in accumulated other comprehensive income (loss) improved as a result of the reduction in unrealized losses in our debt securities portfolio. See the Condensed Consolidated Statements of Stockholders’ Equity and “Item 1—Note 8 (Stockholders’ Equity)” for an explanation of changes in treasury stock. The reduction during 2025 in long-term debt was primarily the result of principal payments on long-term debt of $0.7 million offset by amortization of debt issuance costs of $0.35 million on our 5.625% Senior Unsecured Notes due 2026. See “— Liquidity and Capital Resources” for more information.
Additional paid-in-capital increased by $2.1 million primarily from increases in share-based compensation for the six months ended June 30, 2025.
The debt-to-total capital ratio is total long-term debt divided by total capital resources, whereas the debt-to-equity ratio is total long-term debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.
Non-GAAP
Adjusted common stockholders’ equity, representing GAAP common stockholders’ equity, excluding accumulated other comprehensive income (loss), was $498.5 million as of June 30, 2025 and $436.3 million as of December 31, 2024.
Adjusted book value per common share, representing adjusted common stockholders’ equity divided by outstanding common shares at the end of the reporting period, was $17.85 as of June 30, 2025 and $15.53 as of December 31, 2024.
Adjusted return on common equity representing actual or annualized adjusted net income (loss) available to common stockholders divided by average adjusted common stockholders' equity, with the denominator excluding current period income statement after-tax net realized gains (losses) on investments and net changes in unrealized gains (losses) on equity investments, was 33.0% as of June 30, 2025, 30.0% as of June 30, 2024, and 12.4% as of December 31, 2024.
Unsecured Revolving Loan
As discussed in “Item 1—Note 7 (Long-term Debt),” the Company entered into a committed and unsecured $50.0 million revolving credit line with JP Morgan Chase Bank N.A. This agreement succeeded the previous $50.0 million unsecured revolving credit line with J.P. Morgan Chase, N.A. As of June 30, 2025, the Company has not borrowed any amount under this unsecured revolving loan. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings mature on May 29, 2026, 364 days after the inception date and carries an interest rate of prime rate plus a margin of 2.0% on borrowings. The credit line is subject to annual renewals. The credit line contains customary financial and other covenants, with which the Company is in compliance.
Long-term Debt
In November 2021, we issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”) to certain institutional accredited investors and qualified institutional buyers. The Notes mature on November 30, 2026, at which time the entire $100 million of principal is due and payable. At any time on or after November 30, 2023, the Company may redeem all or part of the Notes. See “Item 1—Note 7 (Long-term debt)” for additional details. As of June 30, 2025, we were in compliance with all applicable covenants.
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

In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The outstanding balance on this loan is $1.84 million as of June 30, 2025. The surplus note has a twenty-year term, with quarterly payments of interest based on the 10-year Constant Maturity Treasury Index. As of June 30, 2025, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates. See “Item 1—Note 7 (Long-term debt)” for additional details. At June 30, 2025, UPCIC was in compliance with the terms of the surplus note and with each of the loan’s covenants as implemented by rules promulgated by the SBA. Total adjusted capital and surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.
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

Common Stock Repurchases
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock, and general market conditions. We will fund the share repurchase program with cash from operations. During 2025, there was one authorized repurchase plan in effect:
•On March 11, 2024, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through March 11, 2026 (“The March 2026 Share Repurchase Program”) pursuant to which we have repurchased 106,189 shares of our common stock at an aggregate cost of approximately $2.6 million. As of June 30, 2025, we have repurchased all authorized common stock under the March 2026 Share Repurchase Program.
•On May 1, 2025, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through May 1, 2027 (“The May 2027 Share Repurchase Program”), pursuant to which we have repurchased 180,818 shares of our common stock at an aggregate cost of approximately $4.8 million. As of June 30, 2025, we have the ability to purchase approximately $15.2 million of our common stock under the May 2027 Share Repurchase Program.
In total, during the quarter ended June 30, 2025, we repurchased an aggregate of 287,007 shares of our common stock in the open market at an aggregate purchase price of $7.4 million. See “Part II—Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended June 30, 2025.
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
Cash Dividends
The following table summarizes the dividends declared and paid by the Company during the six months ended June 30, 2025:

2025	Dividend Declared Date	Shareholders Record Date	Dividend Payable Date	Cash Dividend Per Common Share Amount
First Quarter	February 6, 2025	March 7, 2025	March 14, 2025	$0.16
Second Quarter	April 14, 2025	May 9, 2025	May 16, 2025	$0.16
In addition, see “Item 1—Note 15 Subsequent Events, on July 9, 2025, the Company declared a quarterly cash dividend of $0.16 per share of common stock, payable on August 8, 2025, to shareholders of record on August 1, 2025.

MATERIAL CASH REQUIREMENTS
The following table represents our material cash requirements for which cash flows are fixed or determinable as of June 30, 2025 (in thousands):

	Total	Next 12 Months	Beyond 12 Months
Reinsurance payable and multi-year commitments (1)	$1,016,545	$709,453	$307,092
Unpaid losses and LAE, direct (2)	765,885	462,767	303,118
Long-term debt (3)	110,338	7,154	103,184
Total material cash requirements	$1,892,768	$1,179,374	$713,394
(1)The amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—Note 12 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through June 30, 2025. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from our reinsurance program. See “Item 1—Note 4 (Reinsurance)” and “—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses).”
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
The following table presents the reconciliation of GAAP revenue to core revenue, which is a non-GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
GAAP revenue	$400,141	$380,214	$795,008	$748,173
less: Net realized gains (losses) on investments	5,280	(311)	5,266	(388)
less: Net change in unrealized gains (losses) on equity investments	(6,061)	1,355	(6,051)	4,461
Core Revenue	$400,922	$379,170	$795,793	$744,100

The following table presents the reconciliation of GAAP operating income (loss) to adjusted operating income (loss), which is a non-GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
GAAP income (loss) before income tax expense (benefit)	$46,386	$47,905	$101,842	$95,389
add: Interest and amortization of debt issuance costs	1,608	1,623	3,220	3,245
GAAP operating income (loss)	47,994	49,528	105,062	98,634
less: Net realized gains (losses) on investments	5,280	(311)	5,266	(388)
less: Net changes in unrealized gains (losses) on equity investments	(6,061)	1,355	(6,051)	4,461
Adjusted operating income (loss)	$48,775	$48,484	$105,847	$94,561

The following table presents the reconciliation of GAAP operating income (loss) to adjusted operating income (loss) and margin, which are non-GAAP measures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
GAAP operating income (loss)	$47,994	$49,528	$105,062	$98,634
GAAP revenue	400,141	380,214	795,008	748,173
GAAP operating income (loss) margin	12.0%	13.0%	13.2%	13.2%
Adjusted operating income (loss)	48,775	48,484	105,847	94,561
Core revenue	400,922	379,170	795,793	744,100
Adjusted operating income (loss) margin	12.2%	12.8%	13.3%	12.7%

The following table presents the reconciliation of GAAP net income (loss) available to common stockholders to adjusted net income (loss) available to common stockholders, which is a non-GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
GAAP net income (loss)	$35,093	$35,416	$76,532	$69,073
less: Preferred dividends	2	2	5	5
GAAP net income (loss) available to common stockholders	35,091	35,414	76,527	69,068
less: Net realized gains (losses) on investments	5,280	(311)	5,266	(388)
less: Net changes in unrealized gains (losses) on equity investments	(6,061)	1,355	(6,051)	4,461
add: Income tax effect on above adjustments	(192)	257	(193)	1,002
Adjusted net income (loss) available to common stockholders	$35,680	$34,627	$77,119	$65,997

Weighted average common shares outstanding - Diluted	29,072	29,308	28,977	29,369
Diluted earnings (loss) per common share	$1.21	$1.21	$2.64	$2.35
Diluted adjusted earnings (loss) per common share	$1.23	$1.18	$2.66	$2.25

The following table presents the reconciliation of GAAP stockholders’ equity to adjusted stockholders’ equity and book value per common share to adjusted book value per common share, which is a non-GAAP measure (in thousands):

	As of
	June 30,	June 30,	December 31,
	2025	2024	2024
Stockholders' equity	$457,808	$393,237	$373,250
less: Preferred equity	100	100	100
Common stockholders' equity	457,708	393,137	373,150
less: Accumulated other comprehensive income (loss)	(40,782)	(75,718)	(63,166)
Adjusted common stockholders' equity	$498,490	$468,855	$436,316

Common shares outstanding	27,927	28,513	28,096
Book value per common share	$16.39	$13.79	$13.28
Adjusted book value per common share	$17.85	$16.44	$15.53

The following table presents the reconciliation of GAAP ROCE to adjusted ROCE, which is a non-GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
Actual or annualized net income (loss) available to common stockholders	$140,364	$141,656	$153,054	$138,136	$58,918
Average common stockholders' equity	439,998	378,851	415,429	367,167	357,174
ROCE	31.9%	37.4%	36.8%	37.6%	16.5%
Actual or annualized adjusted net income (loss) available to common stockholders	$142,720	$138,508	$154,238	$131,994	$52,418
Actual or adjusted average common stockholders' equity (1)	486,219	454,673	467,699	440,577	422,593
Adjusted ROCE	29.4%	30.5%	33.0%	30.0%	12.4%

(1)	Adjusted average common stockholders’ equity excludes current period after-tax net realized gains (losses) on investments and net changes in unrealized gains (losses) on equity investments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment in real estate. We carry all of our Financial Instruments at fair market value and investment in real estate at net book value in our statement of financial condition. Our investment portfolio as of June 30, 2025 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
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
The following tables provide information about our fixed income Financial Instruments as of June 30, 2025 compared to December 31, 2024, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	June 30, 2025
	2025	2026	2027	2028	2029	Thereafter	Other	Total
Amortized cost	$195,000	$251,568	$208,459	$119,312	$167,961	$504,223	$3,102	$1,449,625
Fair market value	$193,273	$247,119	$205,603	$116,138	$160,020	$469,851	$3,025	$1,395,029
Coupon rate	3.08%	3.06%	3.41%	4.12%	3.45%	3.75%	3.92%	3.48%
Book yield	2.89%	2.91%	3.60%	3.53%	3.33%	3.61%	3.97%	3.35%
* Years to effective maturity - 4.14 years

	December 31, 2024
	2025	2026	2027	2028	2029	Thereafter	Other	Total
Amortized cost	$158,437	$209,968	$248,992	$125,914	$129,322	$477,397	$3,502	$1,353,532
Fair market value	$156,618	$204,367	$240,785	$120,510	$120,451	$422,974	$3,374	$1,269,079
Coupon rate	3.21%	3.01%	2.95%	3.68%	3.61%	3.47%	4.77%	2.94%
Book yield	2.80%	2.66%	3.07%	3.40%	3.20%	3.16%	1.23%	2.34%
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

The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	June 30, 2025		December 31, 2024
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$32,242	34.7%	$14,409	18.5%
Mutual funds and other	60,624	65.3%	63,343	81.5%
Total equity securities	$92,866	100.0%	$77,752	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at June 30, 2025 and December 31, 2024 would have resulted in a decrease of $18.6 million and $15.6 million, respectively, in the fair value of those securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of June 30, 2025, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases of our common stock during the three months ended June 30, 2025:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
4/1/2025 - 4/30/2025	76,138	$23.76	76,138	—
5/1/2025 - 5/31/2025	90,869	26.01	90,869	—
6/1/2025 - 6/30/2025	120,000	26.80	120,000	547,741
Total	287,007	$25.74	287,007	547,741
(1)The average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated based on a closing price at June 30, 2025 of $27.73 per share.
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
On March 11, 2024, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through March 11, 2026 (“The March 2026 Share Repurchase Program”) pursuant to which 106,189 shares were repurchased at an aggregate cost of $2.6 million in the quarterly period ended June 30, 2025. As of June 30, 2025, we have repurchased all common stock under the March 2026 Share Repurchase Program.

On May 1, 2025, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through May 1, 2027 (“The May 2027 Share Repurchase Program”), pursuant to which we have repurchased 180,818 shares of our common stock at an aggregate cost of approximately $4.8 million in the quarter ended June 30, 2025. As of June 30, 2025 we have the ability to purchase approximately $15.2 million of our common stock under the May 2027 Share Repurchase Program.

Item 5. Other Information
During the three months ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

Form 8-K, Item 5.02    Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On July 28, 2025 (the “Effective Date”), Universal Insurance Holdings, Inc. (the “Company”) entered into an amended and restated employment agreement with Sean P. Downes, the Company’s Executive Chairman (the “Agreement”). Mr. Downes’ previous employment agreement, dated as of April 20, 2020, was superseded and replaced in all respects by the Agreement as of the Effective Date. The following summary of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, which is attached hereto as Exhibit 10.3 and incorporated herein by reference.

Term

The Agreement provides that Mr. Downes will continue to serve as the Executive Chairman of the Company for a fixed term beginning on the Effective Date and ending on December 31, 2029, unless terminated earlier in accordance with its terms (the “Term”). Upon any expiration of the Term (other than by reason of Mr. Downes’s death or disability), Mr. Downes and the Company will discuss in good faith entering into a consulting arrangement pursuant to which Mr. Downes would provide consulting and transitional services to the Company for a term of one to three years.

Base Salary

Mr. Downes will continue to receive a base salary of $1 million, which is subject to annual review by the Compensation Committee of the Board of Directors of the Company.

Annual Bonus

Mr. Downes is eligible to receive an annual cash bonus for each calendar year ending during the Term in a target amount of 150% of base salary (with 75% of base salary for threshold performance and 300% of base salary for superior performance), with the actual annual bonus payable based on the achievement of annual financial and operational performance objectives.

Annual Equity Award

For each calendar year during the Term commencing with 2026, Mr. Downes is eligible to receive an annual equity-based award with a target value of $1,650,000, which award will be made pursuant to the Universal Insurance Holdings, Inc. 2021 Omnibus Incentive Plan, as may be amended from time to time, and any successor plan thereto (the “Omnibus Plan”).

Retention Award of Restricted Shares

In accordance with the negotiated terms of the Agreement, Mr. Downes was awarded a one-time grant of 300,000 restricted shares under the Omnibus Plan (the “Retention Award”). One-fifth of the restricted shares subject to the Retention Award will vest on each of the first four anniversaries of the grant date, and the remaining one-fifth will vest on December 31, 2029, subject to Mr. Downes’ continued employment with the Company through the applicable vesting date. The Retention Award is subject to the terms of the Omnibus Plan and the award agreement evidencing the grant and does not provide for accelerated vesting in the event of Mr. Downes’ retirement.

Termination

If the Term expires without renewal or extension by the Company or Mr. Downes is terminated without cause or resigns for good reason (as such terms are defined in the Agreement), subject to his execution of a general release of claims in favor of the Company, he would be entitled to (i) a lump-sum cash amount equal to the sum of (A) 30 months’ base salary, (B) his target annual bonus for the year of termination, and (C) the cost of 18 months of COBRA coverage for Mr. Downes and his dependents, (ii) a pro rata portion of his annual bonus award for the year of termination, calculated based on the Company’s actual performance for such year, and (iii) full vesting of all outstanding equity awards held by Mr. Downes, with performance-based equity awards deemed earned at target performance level and stock options remaining exercisable for one year after termination (the “Equity Award Treatment”).

In the event of a change in control, and within 24 months after such change in control, if the Term expires without renewal or extension by the Company or Mr. Downes is terminated without cause or resigns for good reason, subject to his execution of a general release of claims in favor of the Company, Mr. Downes would be entitled to (i) a lump-sum cash amount equal to the sum of (A) 36 months’ base salary, (B) three times Mr. Downes’s target annual bonus for the year of termination, and (C) the cost of 18 months’ of COBRA coverage for Mr. Downes and his dependents, and (ii) the Equity Award Treatment. All such change in control payments and benefits would be reduced to the extent they would constitute an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, if such reduction would result in Mr. Downes receiving a higher net after-tax amount.

Other

Mr. Downes is subject to a non-compete provision under the Agreement that prohibits him from engaging in certain competitive activities during the Term and for a period of three years following his termination. The Agreement also contains non-disparagement, non-solicitation, non-competition, and confidentiality provisions.

Item 6. Exhibits

Exhibit No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10‑K filed on February 24, 2017 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Universal Insurance Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 19, 2017 and incorporated herein by reference)

10.1	Credit Agreement, dated May 30, 2025, by and between the Company and JP Morgan Chase Bank, N.A. as Administrative Agent.†

10.2	Form of Notice of Grant of Restricted Stock and Terms and Conditions of Restricted Stock Award under the 2021 Omnibus Incentive Plan. †

10.3	Amended and Restated Executive Chairman Agreement, Dated July 28, 2025, between Sean P. Downes and the Company.†

15.1	Accountants’ Acknowledgment

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included in Exhibit 101)

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: July 30, 2025	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer

Date: July 30, 2025	/s/ Gary Lloyd Ropiecki
Gary Lloyd Ropiecki, Principal Accounting Officer