Form 10-Q
period 2025-09-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2025-10-30
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,048,881 shares of common stock, par value $0.01 per share, outstanding on October 27, 2025.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida

RESULTS OF REVIEW OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of September 30, 2025 and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity for the three-month and nine-month periods ended September 30, 2025 and 2024 and the related condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2025 and 2024. Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
October 30, 2025

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

	As of
	September 30,	December 31,
	2025	2024
ASSETS
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $722 and $1,018 (amortized cost: $1,454,822 and $1,353,532)	$1,413,621	$1,269,079
Equity securities, at fair value (cost: $95,476 and $79,917)	95,992	77,752
Other investments, at fair value (cost: $4,000 and $8,794)	3,903	16,123
Investment in real estate, net	5,425	8,322
Total invested assets	1,518,941	1,371,276
Cash and cash equivalents	405,114	259,441
Restricted cash and cash equivalents	69,110	2,635
Prepaid reinsurance premiums	465,016	262,716
Reinsurance recoverables	315,964	627,617
Premiums receivable, net	82,398	77,936
Property and equipment, net	49,931	48,653
Deferred policy acquisition costs	132,658	121,178
Deferred income tax asset, net	18,949	42,163
Other assets	31,564	28,246
Total assets	$3,089,645	$2,841,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$682,589	$959,291
Unearned premiums	1,146,230	1,060,446
Advance premium	78,710	46,237
Book overdraft	6,617	—
Reinsurance payable, net	501,809	220,328
Commission payable	28,178	25,931
Income taxes payable	3,664	6,561
Other liabilities and accrued expenses	46,134	48,574
Long-term debt, net	100,671	101,243
Total liabilities	2,594,602	2,468,611

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $0.01 par value	—	—
Authorized shares - 1,000; issued and outstanding - 10 and 10, respectively
Minimum liquidation preference, $9.99 and $9.99 per share, respectively
Common stock, $0.01 par value	481	475
Authorized shares - 55,000; 48,064 and 47,478 issued, 28,048 and 28,096 oustanding, respectively
Treasury shares, at cost - 20,016 and 19,382, respectively	(298,194)	(282,693)
Additional paid-in capital	124,063	121,781
Accumulated other comprehensive income (loss), net of taxes	(30,755)	(63,166)
Retained earnings	699,448	596,853
Total stockholders’ equity	495,043	373,250
Total liabilities and stockholders’ equity	$3,089,645	$2,841,861
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per common share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Direct premiums written	$592,774	$574,351	$1,656,572	$1,598,797
Change in unearned premiums	(58,668)	(66,606)	(85,784)	(118,331)
Direct premiums earned	534,106	507,745	1,570,788	1,480,466
Ceded premiums earned	(174,430)	(162,009)	(495,198)	(455,747)
Premiums earned, net	359,676	345,736	1,075,590	1,024,719
Net investment income	18,337	15,406	51,655	43,589
Net realized gains (losses) on investments	(345)	(1,146)	4,921	(1,534)
Net change in unrealized gains (losses) on equity investments	1,296	7,299	(4,755)	11,760
Commission revenue	14,598	12,959	46,727	35,671
Policy fees	5,389	5,194	15,485	15,175
Other revenue	2,030	2,106	6,366	6,347
Total revenues	400,981	387,554	1,195,989	1,135,727
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	252,279	316,955	763,139	800,714
Policy acquisition costs	63,594	58,665	186,046	170,100
Other operating expenses	30,728	28,438	87,362	82,783
Total operating costs and expenses	346,601	404,058	1,036,547	1,053,597
Interest and amortization of debt issuance costs	1,603	1,619	4,823	4,864
INCOME (LOSS) BEFORE INCOME TAXES	52,777	(18,123)	154,619	77,266
Income tax expense (benefit)	12,947	(1,960)	38,257	24,356
NET INCOME (LOSS)	$39,830	$(16,163)	$116,362	$52,910
Basic earnings (loss) per common share	$1.43	$(0.57)	$4.16	$1.85
Weighted average common shares outstanding - Basic	27,851	28,355	27,971	28,607
Diluted earnings (loss) per common share	$1.38	$(0.57)	$4.03	$1.80
Weighted average common shares outstanding - Diluted	28,808	28,355	28,903	29,317
Cash dividend declared per common share	$0.16	$0.16	$0.48	$0.48
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$39,830	$(16,163)	$116,362	$52,910
Other comprehensive income (loss), net of taxes	10,027	30,125	32,411	28,579
Comprehensive income (loss)	$49,857	$13,962	$148,773	$81,489
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (unaudited)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2024	(19,382)		47,478	10	$475	$—	$121,781	$596,853	$(63,166)	$(282,693)	$373,250
Vesting of performance share units	(40)	(A)	102	—	1	—	(1)	—	—	(806)	(806)
Vesting of restricted stock units	(20)	(A)	52	—	1	—	(1)	—	—	(461)	(461)
Retirement of treasury shares	60	(A)	(60)	—	(1)	—	(1,266)	—	—	1,267	—
Share-based compensation	—		—	—	—	—	1,362	—	—	—	1,362
Net income (loss)	—		—	—	—	—	—	41,439	—	—	41,439
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	12,094	—	12,094
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,491)	—	—	(4,491)
Balance, March 31, 2025	(19,382)		47,572	10	$476	$—	$121,875	$633,801	$(51,072)	$(282,693)	$422,387
Grant of restricted stock awards	—		22	—	—	—	—	—	—	—	—
Stock option exercises	(15)	(A)	17	—	—	—	381	—	—	(404)	(23)
Retirement of treasury shares	15	(A)	(15)	—	—	—	(404)	—	—	404	—
Purchases of treasury stock	(287)		—	—	—	—	—	—	—	(7,427)	(7,427)
Share-based compensation	—		—	—	—	—	2,067	—	—	—	2,067
Net income (loss)	—		—	—	—	—	—	35,093	—	—	35,093
Other comprehensive loss, net of taxes	—		—	—	—	—	—	—	10,290	—	10,290
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,579)	—	—	(4,579)
Balance, June 30, 2025	(19,669)		47,596	10	$476	$—	$123,919	$664,315	$(40,782)	$(290,120)	$457,808
Grant of restricted stock awards	—		325	—	3	—	(3)	—	—	—	—
Stock option exercises	(550)	(A)	693	—	7	—	11,657	—	—	(14,013)	(2,349)
Retirement of treasury shares	550	(A)	(550)	—	(5)	—	(14,008)	—	—	14,013	—
Purchases of treasury stock	(347)		—	—	—	—	—	—	—	(8,074)	(8,074)
Share-based compensation	—		—	—	—	—	2,498	—	—	—	2,498
Net income (loss)	—		—	—	—	—	—	39,830	—	—	39,830
Other comprehensive loss, net of taxes	—		—	—	—	—	—	—	10,027	—	10,027
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,697)	—	—	(4,697)
Balance, September 30, 2025	(20,016)		48,064	10	$481	$—	$124,063	$699,448	$(30,755)	$(298,194)	$495,043

(A)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of stock options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2023	(18,303)		47,269	10	$472	$—	$115,086	$560,690	$(74,172)	$(260,779)	$341,297
Purchases of treasury stock	(208)		—	—	—	—	—	—	—	(4,139)	(4,139)
Share-based compensation	—		—	—	—	—	2,033	—	—	—	2,033
Other (A)	—		—	—	—	—	(880)	—	—	—	(880)
Net income (loss)	—		—	—	—	—	—	33,657	—	—	33,657
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	(2,542)	—	(2,542)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,762)	—	—	(4,762)
Balance, March 31, 2024	(18,511)		47,269	10	$472	$—	$116,239	$589,585	$(76,714)	$(264,918)	$364,664
Grant of restricted stock awards			28	—		—		—	—	—	—
Stock Option Exercises	—		1	—	—	—	—	—	—	—	—
Purchases of treasury stock	(274)		—	—	—	—	370	—	—	(5,624)	(5,254)
Share-based compensation	—		—	—	—	—	2,186	—	—	—	2,186
Net income (loss)	—		—	—	—	—	—	35,416	—	—	35,416
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	996	—	996
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,771)	—	—	(4,771)
Balance, June 30, 2024	(18,785)		47,298	10	$472	$—	$118,795	$620,230	$(75,718)	$(270,542)	$393,237
Stock option exercises	(2)	(B)	2	—	—	—	54	—	—	(55)	(1)
Retirement of treasury shares	2	(B)	(2)	—	—	—	(55)	—	—	55	—
Purchases of treasury stock	(227)		—	—	—	—	—	—	—	(4,435)	(4,435)
Share-based compensation	—		—	—	—	—	2,209	—	—	—	2,209
Net income	—		—	—	—	—	—	(16,163)	—	—	(16,163)
Other comprehensive loss, net of taxes	—		—	—	—	—	—	—	30,125	—	30,125
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,727)	—	—	(4,727)
Balance, September 30, 2024	(19,012)		47,298	10	$472	$—	$121,003	$599,340	$(45,593)	$(274,977)	$400,245

(A)	The Other line within Paid-in Capital includes $511 thousand related to cash settlement of certain restricted share units.
(B)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of stock options exercised, restricted stock vested, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$355,413	$238,697
Cash flows from investing activities:
Proceeds from sale of property and equipment	23	97
Purchases of property and equipment	(3,361)	(6,477)
Purchases of equity securities	(28,959)	(2,180)
Purchases of available-for-sale debt securities	(319,200)	(350,075)
Proceeds from sales of equity securities	12,512	12,576
Proceeds from sales of available-for-sale debt securities	66,785	49,110
Proceeds from sale of private equity limited partnership	11,463	—
Maturities of available-for-sale debt securities	151,536	89,723
Net cash provided by (used in) investing activities	(109,201)	(207,226)
Cash flows from financing activities:
Preferred stock dividend	(8)	(8)
Common stock dividend	(13,813)	(13,789)
Purchase of treasury stock inclusive of excise taxes paid	(15,501)	(14,198)
Payments related to tax withholding for share-based compensation	(3,639)	(1)
Repayment of debt	(1,103)	(1,103)
Net cash provided by (used in) financing activities	(34,064)	(29,099)
Cash and cash equivalents and restricted cash and cash equivalents:
Net increase (decrease) during the period	212,148	2,372
Balance, beginning of period	262,076	399,941
Balance, end of period	$474,224	$402,313
The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$405,114	$259,441
Restricted cash and cash equivalents (1)	69,110	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$474,224	$262,076
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

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution, and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC,” and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance offered in 19 states as of September 30, 2025, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
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
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2024.

NOTE 3 - INVESTMENTS
Available-for-Sale Securities
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	September 30, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$23,552	$—	$210	$(259)	$23,503
Corporate bonds	979,338	(653)	7,657	(28,498)	957,844
Mortgage-backed and asset-backed securities	429,470	(1)	3,291	(21,761)	410,999
Municipal bonds	14,356	(1)	11	(994)	13,372
Redeemable preferred stock	8,106	(67)	42	(178)	7,903
Total	$1,454,822	$(722)	$11,211	$(51,690)	$1,413,621

	December 31, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$20,284	$—	$35	$(572)	$19,747
Corporate bonds	920,337	(894)	1,580	(52,075)	868,948
Mortgage-backed and asset-backed securities	387,538	—	1,041	(31,549)	357,030
Municipal bonds	15,893	(3)	—	(1,536)	14,354
Redeemable preferred stock	9,480	(121)	23	(382)	9,000
Total	$1,353,532	$(1,018)	$2,679	$(86,114)	$1,269,079
The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	September 30, 2025		December 31, 2024
Average Credit Ratings	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
AAA	$423,818	30.0%	$378,732	29.9%
AA	224,221	15.9%	146,456	11.5%
A	435,769	30.8%	425,503	33.5%
BBB	324,436	22.9%	313,265	24.7%
No Rating Available	5,377	0.4%	5,123	0.4%
Total	$1,413,621	100.0%	$1,269,079	100.0%
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

The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:
Agency	$223,513	$208,684	$194,400	$171,531
Non-agency	65,608	61,486	58,722	51,940
Asset-backed securities:
Auto loan receivables	66,201	66,792	60,087	60,326
Credit card receivables	7,525	7,606	9,702	9,769
Other receivables	66,623	66,431	64,627	63,464
Total	$429,470	$410,999	$387,538	$357,030
The following tables summarize available-for-sale debt securities, aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	September 30, 2025
	Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	$6,371	$(2)	$1,717	$(257)
Corporate bonds	32,282	(370)	238,045	(15,228)
Mortgage-backed and asset-backed securities	32,142	(272)	159,765	(21,466)
Municipal bonds	1,997	(34)	7,561	(721)
Redeemable preferred stock	—	—	840	(69)
Total	$72,792	$(678)	$407,928	$(37,741)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	$12,962	$(193)	$2,727	$(379)
Corporate bonds	44,049	(1,780)	283,877	(25,336)
Mortgage-backed and asset-backed securities	64,516	(1,567)	179,865	(29,935)
Municipal bonds	1,244	(53)	9,624	(1,099)
Redeemable preferred stock	—	—	825	(84)
Total	$122,771	$(3,593)	$476,918	$(56,833)
Unrealized losses on available-for-sale debt securities in the above table as of September 30, 2025 have not been recognized into income as credit losses because the issuers are of high credit quality (investment grade securities), management does not intend to sell nor does it believe it is more likely than not it will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

The table of expected credit losses below presents the beginning and ending balances, along with the provision for or reversal of credit loss expenses, categorized by security type. This information pertains to available-for-sale debt securities that are in an unrealized loss position, necessitating a credit allowance (in thousands):

	Corporate Bonds	Mortgage-Backed and Asset-Backed Securities	Municipal Bonds	Redeemable Preferred Stock	Total
Balance, December 31, 2023	$469	$—	$4	$93	$566
Provision for (or reversal of) credit loss expense	425	—	(1)	28	452
Balance, December 31, 2024	894	—	3	121	1,018
Provision for (or reversal of) credit loss expense	(241)	1	(2)	(54)	(296)
Balance, September 30, 2025	$653	$1	$1	$67	$722
Refer to “Part II—Item 8—Note 2 (Summary of Significant Accounting Policies)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for details of accounting policies and reporting in the condensed consolidated financial statements associated with available-for-sale debt securities and allowance for credit losses.
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	September 30, 2025
	Amortized Cost	Fair Value
Due in one year or less	$164,303	$163,207
Due after one year through five years	776,417	759,663
Due after five years through ten years	478,398	458,589
Due after ten years	32,457	28,983
Perpetual maturity securities	3,247	3,179
Total	$1,454,822	$1,413,621
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
The following table provides certain information related to available-for-sale debt securities, equity securities, and other investments during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$103,067	$73,568	$218,321	$138,833
Equity securities	$9,066	$1,624	$12,512	$12,576
Other investments	$—	$—	$11,463	$—
Gross realized gains on sale of securities:
Available-for-sale debt securities	$263	$118	$320	$703
Equity securities	$193	$334	$1,177	$1,128
Other investments	$—	$—	$6,669	$—
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(800)	$(918)	$(1,180)	$(1,499)
Equity securities	$—	$(680)	$(2,065)	$(1,866)

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Available-for-sale debt securities	$12,492	$9,430	$34,826	$25,034
Equity securities	969	864	2,698	2,600
Cash and cash equivalents (1)	5,471	5,689	15,924	17,397
Other (2)	161	86	485	413
Total investment income	19,093	16,069	53,933	45,444
Less: Investment expenses (3)	(756)	(663)	(2,278)	(1,855)
Net investment income	$18,337	$15,406	$51,655	$43,589

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.
Equity Securities
The following table provides the unrealized gains and (losses) recognized for the periods presented on equity securities still held at the end of the reported period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unrealized gains (losses) recognized during the reported period on equity securities still held at the end of the reported period	$1,409	$5,078	$1,589	$8,963
Investment in Real Estate
Investment in real estate consisted of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2025	2024
Income Producing:
Investment in real estate	$7,337	$10,102
Less: Accumulated depreciation	(1,912)	(1,780)
Investment in real estate, net	$5,425	$8,322
The following table provides the depreciation expense related to investment in real estate for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense on investment in real estate	$50	$49	$200	$142

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
The fair value of the other investments reported at net asset value consisted of the following as of the date presented (in thousands):

	As of September 30, 2025
	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Investments in private equity limited partnerships - Net Asset Value (a)	$3,903	$—	N/A	N/A
Total	$3,903	$—
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

Other investments consisted of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2025	2024
Investments in private equity limited partnerships reported at fair value	$—	$12,202
Investments in private equity limited partnerships reported at net asset value	3,903	3,921
Total Investments in private equity partnerships	$3,903	$16,123

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
The following table provides the realized and unrealized gains recognized for the periods presented on investment in private equity limited partnerships still held at the end of the reported period (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,
	2025	2024
Unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships reported at fair value still held at the end of reported period	$—	$1,814
Unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships reported at net asset value still held at the end of reported period	(29)	—
Total unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships still held at the end of the reported period	$(29)	$1,814

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2024
Unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships reported at fair value still held at the end of reported period	$—	$1,814
Unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships reported at net asset value still held at the end of reported period	(18)	—
Total unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships still held at the end of the reported period	$(18)	$1,814
The unrealized gains (losses) and realized gains (losses) on these investments are recognized in net change in unrealized gains (losses) on equity investments and net realized gains (losses) on investments, respectively, in the Condensed Consolidated Statement of Income. On September 30, 2025 and December 31, 2024, the Company’s net cumulative contributed capital to the partnerships reported at fair value was $0.0 million and $4.8 million, respectively. On September 30, 2025 and December 31, 2024, the Company’s net cumulative contributed capital to the partnerships reported at net asset value was $4.0 million and $4.0 million, respectively.
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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of September 30, 2025			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services, Inc.	Moody’s Investors Service, Inc.	September 30, 2025	December 31, 2024
Various Lloyd’s of London Syndicates (1)	A+	AA-	n/a	$81,469	$282,826
Markel Bermuda Ltd.	A	A	A	60,919	94,173
Florida Hurricane Catastrophe Fund “FHCF” (2)	n/a	n/a	n/a	36,953	81,375
Renaissance Reinsurance Ltd.	A+	A+	A	29,474	35,808
Everest Reinsurance Co	A+	A+	A	24,837	47,807
DaVinci Reinsurance Ltd.	A	A+	A	23,418	73,645
Total (3)				$257,070	$615,634
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
The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended September 30,
	2025			2024
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$592,774	$534,106	$256,165	$574,351	$507,745	$342,218
Ceded	(424)	(174,430)	(3,886)	(5,223)	(162,009)	(25,263)
Net	$592,350	$359,676	$252,279	$569,128	$345,736	$316,955

	Nine Months Ended September 30,
	2025			2024
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,656,572	$1,570,788	$766,825	$1,598,797	$1,480,466	$836,149
Ceded	(697,499)	(495,198)	(3,686)	(638,326)	(455,747)	(35,435)
Net	$959,073	$1,075,590	$763,139	$960,471	$1,024,719	$800,714
The following prepaid reinsurance premiums and reinsurance recoverables are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid reinsurance premiums	$465,016	$262,716
Reinsurance recoverables on paid losses and LAE	$57,609	$65,681
Reinsurance recoverables on unpaid losses and LAE	258,355	561,936
Reinsurance recoverables	$315,964	$627,617
NOTE 5 - INSURANCE OPERATIONS
Deferred Policy Acquisition Costs
The Company defers certain costs incurred in connection with acquiring or renewing insurance policies, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is reported as an asset and is amortized over the estimated life of the insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
DPAC, beginning of period	$125,221	$117,144	$121,178	$109,985
Capitalized Costs	70,118	66,272	194,546	183,668
Amortization of DPAC	(62,681)	(58,111)	(183,066)	(168,348)
DPAC, end of period	$132,658	$125,305	$132,658	$125,305
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
In accordance with Florida Insurance Code and based on the calculations performed by the Company as of September 30, 2025, UPCIC and APPCIC currently are not able to pay any ordinary dividends for the nine months ended September 30, 2025. For the nine months ended September 30, 2025 and 2024, no dividends were paid from the Insurance Entities to PSI.
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

	September 30, 2025	December 31, 2024
Statutory capital and surplus
UPCIC	$406,067	$385,530
APPCIC	$29,770	$27,985
Ten percent of total liabilities
UPCIC	$182,636	$161,438
APPCIC	$3,048	$3,179
As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement. The Insurance Entities also met the capitalization requirements of the other states in which they are licensed as of September 30, 2025.
The following table summarizes combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Combined net income (loss)	$(21,609)	$6,275	$25,335	$20,603
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
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	September 30, 2025	December 31, 2024
Restricted cash and cash equivalents
Florida	$1,800	$1,800
Georgia	35	35
North Carolina	800	800
South Carolina	140	—
Virginia	335	—
Total	$3,110	$2,635

Investments
Hawaii	$2,946	$2,853
Massachusetts	130	127
South Carolina	—	137
Virginia	—	328
Total	$3,076	$3,445
In addition, the Company has restricted cash on deposit with its variable interest entity. See “—Note 14 (Variable Interest Entities)” for a discussion of restricted cash held in a trust account.
NOTE 6 – LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$765,855	$344,648	$959,291	$510,117
Less: Reinsurance recoverables	(336,627)	(33,121)	(561,936)	(183,435)
Net balance at beginning of period	429,228	311,527	397,355	326,682
Incurred related to:
Current year	248,367	319,152	759,156	802,911
Prior years	3,912	(2,197)	3,983	(2,197)
Total incurred	252,279	316,955	763,139	800,714
Paid related to:
Current year	169,552	177,963	377,862	425,970
Prior years	87,721	81,321	358,398	332,228
Total paid	257,273	259,284	736,260	758,198
Net balance at end of period	424,234	369,198	424,234	369,198
Plus: Reinsurance recoverables	258,355	91,239	258,355	91,239
Balance at end of period	$682,589	$460,437	$682,589	$460,437
During the nine months ended September 30, 2025, the liability for unpaid losses and loss adjustment expenses, prior to reinsurance, decreased by $276.7 million from $959.3 million as of December 31, 2024 to $682.6 million as of September 30, 2025. The decrease was principally the result of the settlement of Hurricane Debby claims, Hurricane Helene claims, claims from other prior hurricanes, and claims from prior accident years.
During the three and nine months ended September 30, 2025, there was $3.9 million and $4.0 million of unfavorable prior years’ development, respectively, compared to $2.2 million favorable net prior year development during 2024. Unfavorable development indicates that actual losses were higher than previously estimated, impacting profitability, while favorable development suggests lower-than-expected losses. The unfavorable prior year development for 2025 was associated with increases in net losses and LAE for prior year catastrophe events. The favorable net prior years’ reserve development for the three and nine months ended September 30, 2024 was due to favorable resolution of hurricane claims compared to previous estimates.

NOTE 7 – LONG-TERM DEBT
Long-term debt consists of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2025	2024
Surplus note	$1,470	$2,573
5.625% Senior unsecured notes	100,000	100,000
Total principal amount	101,470	102,573
Less: unamortized debt issuance costs	(799)	(1,330)
Total long-term debt, net	$100,671	$101,243
Surplus Note
On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a 20-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. The carrying amount of the surplus note is included in the statutory capital and surplus of UPCIC. UPCIC was in compliance with the terms of the surplus note as of September 30, 2025.
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
On November 23, 2021, the Company entered into an indenture, relating to the issuance of the Notes (the “Indenture”), with UMB Bank National Association, as trustee. The Notes are not subject to any sinking fund and are not convertible or exchangeable, other than pursuant to the exchange that was completed as referenced above, for any other securities or assets of the Company or any of its subsidiaries. The Notes are not subject to redemption at the option of the holder. The indenture governing the Notes contains financial covenants, terms, events of default and related cure provisions that are customary in agreements used in connection with similar transactions. As of September 30, 2025, the Company was in compliance with all applicable covenants, including financial covenants.
The Notes are unsecured senior obligations of the Company and are not obligations of, nor guaranteed by, any subsidiary of the Company. The Notes rank equally in right of payment to the Unsecured Revolving Loan described below.
Unsecured Revolving Loan
On May 30, 2025, the Company entered into a committed and unsecured $50.0 million revolving credit line with JP Morgan Chase Bank, N.A. This agreement succeeded the previous $50.0 million revolving credit line with J.P. Morgan Chase, N.A., entered into on May 31, 2024. As of September 30, 2025, the Company has not borrowed any amount under this unsecured revolving loan. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings mature on May 29, 2026, 364 days after the inception date and carry an interest rate of prime rate plus a margin of 2.0% on borrowings. The credit line is subject to annual renewals. The credit line contains customary financial and other covenants, with which the Company is in compliance.

Interest Expense
The following table provides interest expense related to long-term debt during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest Expense:
Surplus note	$20	$36	$73	$114
5.625% Senior unsecured notes	1,406	1,406	4,219	4,219
Non-cash expense (1)	177	177	531	531
Total	$1,603	$1,619	$4,823	$4,864
(1) Represents amortization of debt issuance costs.
NOTE 8 – STOCKHOLDERS’ EQUITY
From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares			Average
			Repurchased During the		Aggregate	Price Per	Plan
		Dollar Amount	Nine Months Ended September 30,		Purchase	Share	Completed or
Date Authorized	Expiration Date	Authorized	2025	2024	Price	Repurchased	Expired
May 1, 2025	May 1, 2027	$20,000	527,733	—	$12,914	$24.47
March 11, 2024	March 11, 2026	$20,000	106,189	—	$2,586	$24.35	May 2025
March 11, 2024	March 11, 2026	$20,000	—	501,106	$9,739	$19.44	May 2025
June 12, 2023	June 10, 2025	$20,000	—	207,722	$4,133	$19.90	March 2024
See the “Condensed Consolidated Statements of Stockholders’ Equity” for a roll-forward of treasury shares.
NOTE 9 – INCOME TAXES
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods. The Company assesses its ability to realize the deferred tax assets on a quarterly basis, and it establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. As of September 30, 2025, we determined that we did not need a valuation allowance on our gross deferred tax assets.
For the three and nine months ended September 30, 2025, there was no current reporting period activity recorded in the operating statement or the balance sheet related to uncertain tax positions.
The effective tax rate for the three months ended September 30, 2025 was 24.5% compared to 10.8% for the three months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025 was 24.7% compared to 31.5% for the same period last year. The provision for income taxes differed from the statutory rate as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected provision at federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increases (decrease) resulting from:
State income tax, net of federal tax benefit	2.7%	(7.0)%	2.7%	5.9%
Disallowed compensation	0.8%	(3.4)%	1.1%	2.4%
Equity compensation shortfall (excess)	—%	—%	—%	2.0%
Nondeductible expenses	0.2%	(0.3)%	0.2%	0.5%
Dividend received deduction	(0.2)%	0.5%	(0.2)%	(0.3)%
Other, net	—%	—%	(0.1)%	—%
Total income tax expense (benefit)	24.5%	10.8%	24.7%	31.5%
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
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings (loss) per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator for EPS:
Net income (loss)	$39,830	$(16,163)	$116,362	$52,910
Less: Preferred stock dividends	(3)	(3)	(8)	(8)
Income (loss) available to common stockholders	$39,827	$(16,166)	$116,354	$52,902
Denominator for EPS:
Weighted average common shares outstanding	27,851	28,355	27,971	28,607
Plus: Assumed conversion of share-based compensation (1)	932	—	907	685
Assumed conversion of preferred stock	25	—	25	25
Weighted average diluted common shares outstanding	28,808	28,355	28,903	29,317
Basic earnings (loss) per common share	$1.43	$(0.57)	$4.16	$1.85
Diluted earnings (loss) per common share	$1.38	$(0.57)	$4.03	$1.80

(1)	Represents the dilutive effect of common shares issuable upon the exercise of stock options, non-vested performance share units, non-vested restricted stock units and non-vested restricted stock.

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended September 30,
	2025			2024
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$12,752	$3,128	$9,624	$39,166	$9,645	$29,521
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	537	134	403	800	196	604
Other comprehensive income (loss)	$13,289	$3,262	$10,027	$39,966	$9,841	$30,125

	Nine Months Ended September 30,
	2025			2024
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$42,096	$10,332	$31,764	$37,120	$9,141	$27,979
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	860	213	647	796	196	600
Other comprehensive income (loss)	$42,956	$10,545	$32,411	$37,916	$9,337	$28,579
The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income (loss) for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unrealized gains (losses) on available-for-sale debt securities	$(537)	$(800)	$(860)	$(796)	Net realized gains (losses) on sale on investments
Related tax (expense) benefit	134	196	213	196	Income tax expense (benefit)
Total reclassification for the period	$(403)	$(604)	$(647)	$(600)	Net of tax
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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$23,503	$—	$23,503
Corporate bonds	—	957,844	—	957,844
Mortgage-backed and asset-backed securities	—	410,999	—	410,999
Municipal bonds	—	13,372	—	13,372
Redeemable preferred stock	—	7,903	—	7,903
Equity Securities:
Common stock	40,626	—	—	40,626
Mutual funds	55,366	—	—	55,366
Total assets accounted for at fair value	$95,992	$1,413,621	$—	$1,509,613
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as of:
Investment in Private Equity Limited Partnerships				$3,903
Total assets at fair value				$1,513,516

	Fair Value Measurements
	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$19,747	$—	$19,747
Corporate bonds	—	868,948	—	868,948
Mortgage-backed and asset-backed securities	—	357,030	—	357,030
Municipal bonds	—	14,354	—	14,354
Redeemable preferred stock	—	9,000	—	9,000
Equity Securities:
Common stock	14,409	—	—	14,409
Mutual funds	63,343	—	—	63,343
Investment in Private Equity Limited Partnership	—	—	12,202	12,202
Total assets accounted for at fair value	$77,752	$1,269,079	$12,202	$1,359,033
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as of:
Investment in Private Equity Limited Partnerships				$3,921
Total assets at fair value				$1,362,954

The table below is a reconciliation of the change in Level 3 assets with recurring fair value measurements for the reported period:

Assets Reported at Fair Value
Balance as of December 31, 2024	$12,202
Change in unrealized gains (losses)	(7,408)
Realized gains (losses)	6,669
Sale of investment	(11,463)
Balance as of September 30, 2025	$—

The following table summarizes quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of the dates presented (in thousands):

	Fair Value as of:					Range
	September 30, 2025	December 31, 2024	Valuation Methodology	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
Investment in Private Equity Limited Partnership	$—	$12,202	Market Approach	Trailing Twelve Month EBITDA Multiple	5.8x	5.3x	7.0x
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
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	As of September 30, 2025		As of December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities (debt):
Surplus note (1)	$1,470	$1,433	$2,573	$2,481
5.625% Senior unsecured notes (2)	100,000	98,469	100,000	99,086
Total debt	$101,470	$99,902	$102,573	$101,567
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

	As of
	September 30, 2025	December 31, 2024
Restricted cash and cash equivalents	$66,000	$—

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
NOTE 16 – SUBSEQUENT EVENTS
The Company conducted an evaluation of subsequent events up to the date the financial statements were issued. It determined that there were no recognized or unrecognized subsequent events requiring adjustment or additional disclosure in the condensed consolidated financial statements as of September 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Company” refer to Universal Insurance Holdings, Inc. (“UVE”) and its wholly-owned subsidiaries. You should read the following discussion together with our unaudited condensed consolidated financial statements (“Financial Statements”) and the related notes thereto included in “Part I, Item 1—Financial Statements,” and our audited consolidated financial statements and the related notes thereto included in “Part II, Item 8—Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for any one quarter are not necessarily indicative of results to be expected for any quarter or for the year.
Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These forward-looking statements may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets,” and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure and other risk management, product development, investment results, regulatory approvals, market position, expenses, financial results, projections, estimates, litigation and reserves. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results or outcomes could differ materially from those projected or assumed in any of our forward-looking statements. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. We believe that these statements are based on reasonable estimates, assumptions and plans. A detailed discussion of the risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is set forth below, which are a summary of those in the section titled “Risk Factors” (Part I, Item 1A) of our Annual Report on Form 10-K for the year ended December 31, 2024. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
•If we fail to adequately price the risks we underwrite and/or the estimates we make, or if emerging trends outpace our ability to adjust prices timely, or if we lose desirable exposures to competitors by overpricing our risks, we may experience underwriting losses depleting surplus at the Insurance Entities and capital at the holding company.
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
•Reinsurance subjects the Company to the credit risk of our reinsurers, which could have a material adverse effect on our operating results and financial condition.
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
•Regulations limiting rate changes and requiring the Company to participate in loss sharing or assessments may decrease our profitability.
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
•Our indebtedness could adversely affect our financial results and prevent the Company from fulfilling our obligations under the Notes.

OVERVIEW
We are a vertically integrated holding company offering property and casualty insurance and value-added insurance services. In addition, we generate revenue from our investment portfolio, reinsurance brokerage services, the receipt of managing general agency fees from policyholders and from other sources of revenue (collectively “Other Revenue Sources”). We develop, market and underwrite insurance products for consumers predominantly in the personal residential homeowners’ line of business and perform substantially all insurance-related services for our insurance entities, including risk management, claims management, and distribution. Our insurance entities, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), offer insurance products through both an appointed independent agent network and our online distribution channels across 19 states with Florida representing 72.3% of our direct premiums written for the nine months ended September 30, 2025. We seek to produce an underwriting profit (defined as earned premiums-net minus losses, loss adjustment expense (“LAE”), policy acquisition costs and other operating costs) over the long term, along with growing our Other Revenue Sources.
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

The evolving impacts of the reforms are altering the competitive landscape in the Florida residential property insurance market. Favorable effects of the reforms led many insurers, including us, to file overall average base rates in 2024 and 2025 equal to or slightly lower than the prior year's rates. The impact of the reforms varies by territory, as different areas of Florida historically have had different incidences of represented and litigation claims most affected by the reforms. Rate levels also remain subject to broad considerations affecting the insurance industry or the economy as a whole, such as inflation affecting labor and materials and litigation financing.

In addition, the reforms have prompted many admitted market insurers, including the Company, to expand the availability of products. Approximately 17 new insurers have also entered the market since the reforms were enacted. Expanded writings by existing and new admitted market insurers have led to Citizens’ policy count declining from its October 2023 peak of 1.4 million policies to approximately 770,000 policies as of September 2025. Citizens projects that it will have fewer than 700,000 policies by the end of 2025. With the benefits of the reforms continuing to emerge, new and existing competitors in the post-reform market often remain selective as to the policy types, locations, coverage limits or other characteristics of policies they write, leading to segmentation in the market. The degree of competition in the evolving Florida market therefore varies by territory, policy form and other factors. As a result, our ability to write the volume or types of policies we seek differs by territory, policy type and other characteristics and is changing as the market evolves.
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
The Company updates its claims-handling procedures over time in response to market trends. The Company has adopted and continually refines initiatives to adjust and pay straightforward, meritorious claims as promptly as possible to mitigate the adverse impacts that can be seen with claims that remain open for longer periods. The Company also has increasingly used video and other technology to facilitate reviews of damaged property and improve efficiency in the claims process. In addition, we have developed in-house expertise to respond to emerging claims, trends, or specialized types of claims such as water damage claims, represented claims, and large-loss claims. The Company has established significant in-house legal services to address litigated or represented claims as cost-effectively as possible. The Company's legal claims department includes a team focused on identifying and collecting subrogation. Subrogation enables the Company to recover payments from at-fault parties, reducing losses for both policyholders and the Company when third-party damages occur.

While no major storm has made landfall in 2025 to date, the active 2024 hurricane season demonstrated the benefits of the statutory reforms as Florida experienced three land-falling storms without significant setbacks to the emerging competitive environment, the general moderation and reduction of rate levels, or the improved availability and pricing of reinsurance. Nonetheless, hurricanes and other large loss events reduce insurers’ surplus and can limit capacity for writing additional policies even in an improving market. This can moderate the impact of the reforms compared to hurricane-free periods in which insurers and reinsurers can more readily replenish and deploy capital. The full impact of the law changes on our operational initiatives and associated costs is unknown and may evolve differently following an active hurricane season than in a non-catastrophe environment. We will continue to monitor these impacts and market conditions on recording and reporting of claims costs, rate levels, and competitive conditions.

Summary of Recent Rate Changes
In 2024, UPCIC implemented new homeowners policy rates, resulting in an average rate decrease of 1.5% compared to previous rates, effective for new policies August 15, 2024 and renewal policies May 17, 2025. These rate changes were implemented under use and file rating laws and subsequently received regulatory approval. In October 2025, UPCIC implemented new homeowners policies rates for new and renewal business policies, pending regulatory approval, resulting in an average rate decrease of 5.1% compared to previous rates with an effective date of October 16, 2025.
For 2025, the following rate changes for UPCIC have been approved by regulators in states other than Florida:
•Michigan: +24.8% effective January 20, 2025, for new business, and March 11, 2025, for renewal business
•Georgia: +7.4% effective March 1, 2025, for new business and renewal business
•Alabama: +8.1% effective March 13, 2025, for new business and May 2, 2025, for renewal business
•Indiana: +6.0% effective March 22, 2025, for new business and May 11, 2025, for renewal business
•Massachusetts: +12.9% effective April 8, 2025, for new business and May 28, 2025, for renewal business
•South Carolina: +8.6% effective April 21, 2025, for new business and June 10, 2025, for renewal business
•Minnesota: +15.0%, effective May 16, 2025, for new business and July 20, 2025, for renewal business
•North Carolina: +7.5% effective June 1, 2025, for new business and renewal business
•Pennsylvania: +8.0% effective June 1, 2025, for new business and July 21, 2025, for renewal business
•Delaware: +15.0%, effective June 24, 2025, for new business and August 13, 2025, for renewal business
•New York: +10.2%, effective August 4, 2025, for new business and September 23, 2025, for renewal business
•Illinois: +8.0%, effective August 12, 2025, for new business and October 1, 2025, for renewal business
•Iowa: +20.0%, effective August 20, 2025, for new business and October 24, 2025, for renewal business
•Wisconsin: +15.0%, effective September 2, 2025, for new business and October 22, 2025, for renewal business
•New Hampshire: +16.5%, effective September 23, 2025, for new business and November 12, 2025, for renewal business
•Virginia: +10.7%, effective December 31, 2025, for new business and renewal business
The following rate filings are pending approval by state regulators:
•Maryland: +4.6%, the effective date for new business and renewal business is pending approval
•New Jersey: +18.9%, the effective date for new business and renewal business is pending approval
For 2026, the following rate changes for UPCIC have been approved by regulators in states other than Florida:
•North Carolina: +7.5%, effective June 1, 2026, for new business and renewal business
KEY PERFORMANCE INDICATORS
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
Core Losses and Core Loss Ratio ― a common operational metric used in the insurance industry to describe the ratio of current accident year expected losses and LAE, excluding current accident year weather events beyond those expected, to premiums earned. Core loss ratio is an important measure identifying profitability trends of premiums in force. Core losses consist of losses and LAE excluding current accident year weather events beyond those expected and prior years’ reserve development. The financial benefit from the management of claims, including claim fees ceded to reinsurers, is recorded in the condensed consolidated financial statements as a reduction to core losses. The core loss ratio can be measured on a direct basis, using direct earned premiums, or on a net basis, using premiums earned, net (i.e., direct premiums earned less ceded premiums earned).
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
•All States first event tower extends to $2.5 billion with no co-participation in any of the layers, no limitation on loss adjustment expenses and no accelerated deposit premiums.
•Universal Insurance Holdings, Inc. (“UIH”) established the first event layer of $66 million in excess of $45 million in a captive insurance arrangement. See “Item 1—Note 14 (Variable Interest Entities).”
•Assuming a first event completely exhausts the $2.5 billion tower, the second event exhaustion point would be $1.209 billion.
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
•For the FHCF Reimbursement Contracts effective June 1, 2025, the Insurance Entities have continued the election at the 90% coverage level. We estimate the total mandatory FHCF coverage will provide approximately $1.3 billion of coverage for UPCIC, and $21.5 million for APPCIC which complements and inures to the benefit of the All States coverage secured from private market reinsurers and discussed above.
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

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
Results of Operations for the three months ended September 30, 2025, are compared to the same period last year, unless stated otherwise
Highlights for the quarter ended September 30, 2025
•For the three months ended September 30, 2025, direct premiums written increased by $18.4 million, to $592.8 million, driven by a $29.8 million or 22.2% increase in premiums written outside of Florida, which offset an $11.4 million or 2.6% decrease in premiums written in Florida.
•The Insurance Entities have resumed accepting new business across most Florida territories for all homeowners and dwelling policy forms, reversing previous trends. Consequently, policies in force in Florida increased by 2,375 policies during the third quarter of 2025 compared to decreases over the prior year. Outside of Florida, the number of policies in force grew by 17.6% compared to September 2024.
•In Florida, the Insurance Entities have filed for overall rate reductions in each of the past two years, reflecting a 1.5% decrease for 2024 and a 5.1% decrease for 2025. Conversely, outside of Florida, the Insurance Entities have continued to file for rate increases, averaging 10.1% in 2024 and 10.4% in 2025.

•Rate filings and automatic inflation adjustments to policy values are affecting written and earned premiums as they apply to renewals and new policies. Management continues to focus on risk selection and improving risk diversification along with adjustments to filed rates plans as needed.

•The Company continues to see growing competition and better loss trends in Florida as the 2022 legislative reforms reduce litigation, attract more insurers, and support market recovery.

•Net investment income increased by 19.0%, due to higher portfolio reinvestment rates as investments matured and were reinvested, as well as an increase in the amount of invested assets.

•No hurricanes made landfall in the three months ended September 30, 2025, in contrast to the occurrence of Hurricanes Debby and Helene during the same period in 2024.

•For the three months ending September 30, 2025, the combined ratio was 96.4%, representing an improvement of 20.5 points compared to the same period in 2024, which reflected the financial effects of hurricanes.

•During the three months ended September 30, 2025 the Company repurchased 346,915 shares at an average price of $23.33 per share, totaling of $8.1 million. As of September 30, 2025, $7.1 million remains under the share repurchase plan, which expires May 1, 2027.
•Book value per share was $17.65 at September 30, 2025 compared to $13.28 at December 31, 2024, an increase of 32.9% during the year.
•On July 9, 2025, a dividend of $0.16 per common share was declared, with payment made on August 8, 2025.
•Demotech reaffirmed its A rating for UPCIC and APPCIC on September 26, 2025.
•Kroll reaffirmed its A- rating for UPCIC and APPCIC on September 18, 2025.
•Egan-Jones reaffirmed its A rating for UIH on October 2, 2025.

Results of Operations for the three months ending September 30, 2025, are compared to the same period last year, unless stated otherwise.

Results of Operations—Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Net income for 2025 was $39.8 million, compared to net loss of $16.2 million in 2024. Diluted earnings per share were $1.38 in 2025 versus a diluted net loss per share of $0.57 in 2024. In 2025, there were increases in net premiums earned, investment income, and commission revenue. In 2025, the absence of major hurricanes contributed to a reduction in loss and loss adjustment expense (LAE) compared to 2024, when Hurricanes Debby and Helene impacted results. Additionally, 2025 saw a lower level of unrealized gains, increased acquisition costs attributable to premium growth, and higher other operating expenses, all of which impacted the financial results for the quarter. The net loss ratio was 70.2% in 2025 compared to 91.7% in 2024, with the combined ratio at 96.4% for 2025 compared to 116.9% for 2024.

A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Three Months Ended September 30,		Change
	2025	2024	$	%
REVENUES
Direct premiums written	$592,774	$574,351	$18,423	3.2%
Change in unearned premium	(58,668)	(66,606)	7,938	(11.9)%
Direct premium earned	534,106	507,745	26,361	5.2%
Ceded premium earned	(174,430)	(162,009)	(12,421)	7.7%
Premiums earned, net	359,676	345,736	13,940	4.0%
Net investment income	18,337	15,406	2,931	19.0%
Net realized gains (losses) on investments	(345)	(1,146)	801	(69.9)%
Net change in unrealized gains (losses) on equity investments	1,296	7,299	(6,003)	(82.2)%
Commission revenue	14,598	12,959	1,639	12.6%
Policy fees	5,389	5,194	195	3.8%
Other revenue	2,030	2,106	(76)	(3.6)%
Total revenues	400,981	387,554	13,427	3.5%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	252,279	316,955	(64,676)	(20.4)%
Policy acquisition costs	63,594	58,665	4,929	8.4%
Other operating expenses	30,728	28,438	2,290	8.1%
Total operating costs and expenses	346,601	404,058	(57,457)	(14.2)%
Interest and amortization of debt issuance costs	1,603	1,619	(16)	(1.0)%
INCOME (LOSS) BEFORE INCOME TAXES	52,777	(18,123)	70,900	NM
Income tax expense (benefit)	12,947	(1,960)	14,907	NM
NET INCOME (LOSS)	$39,830	$(16,163)	$55,993	NM
Other comprehensive income (loss), net of taxes	10,027	30,125	(20,098)	(66.7)%
COMPREHENSIVE INCOME (LOSS)	$49,857	$13,962	$35,895	257.1%
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$1.38	$(0.57)	$1.95	NM
Weighted average diluted common shares outstanding	28,808	28,355	453	1.6%

NM – Not Meaningful

Premium Revenues
Direct premiums written increased by $18.4 million, or 3.2%, for the three months ended September 30, 2025, driven by premium growth in our other states business of $29.8 million, or 22.2%, as compared to the three months ended September 30, 2024 offset by a reduction in premium written within our Florida business of $11.4 million, or 2.6%. The primary factors contributing to the increase in direct written premiums were new and previous rate changes, increased policies in force during 2025 and policy inflation adjustments. There was an increase in policies in force across 14 states. In total, policies in force increased by 11,545, or 1.3%, from 872,343 at June 30, 2025 to 883,888 at September 30, 2025. A summary of the recent rate changes which are affecting written premium is discussed above under “Overview—Trends and Geographical Distribution—Florida Trends.”
Rate changes are applied on new business submissions at policy inception and on renewals from the effective date of their renewal, and then are earned subsequently over the policy period. Rate changes that are implemented are in response to trends in claim costs driven by changes in costs of material and labor associated with claims and by law changes in the Florida market, the cost of weather events, the cost of catastrophe and other reinsurance protecting policyholders and the legacy effect of the cost to settle litigated claims in Florida. See “Overview—Trends and Geographical Distribution—Florida Trends and Summary of Recent Rate Changes.” Due to the time associated with analyzing data, preparing and submitting rate filings, implementing new rate levels and earning the corresponding premiums, the Insurance Entities’ rate adjustments typically lag their experience by months or even years. The Insurance Entities’ policies also adjust coverage limits at renewal to account for inflation since the last renewal, which is based on third-party industry data sources that monitor inflation factors.
The Insurance Entities oversee their operations by monitoring policy counts, premiums, insured values, and other relevant factors. They periodically review and adjust policy rates and update underwriting guidelines, which influence new business volume and premium trends. Additionally, policy retention plays a crucial role in determining premium trends. These factors influence the amount of reinsurance coverage obtained annually. Direct premiums written continue to increase across the majority of states in which we conduct business. We had policies in force in 19 states at September 30, 2025. In addition, we are authorized to do business in Tennessee. As of September 30, 2025, policies in force increased by 39,349 policies, or 4.7%; premium in force increased $88.9 million, or 4.3%; and total insured value increased $37.0 billion, or 10.6%, compared to September 30, 2024.

Direct premium earned increased by $26.4 million, or 5.2%, for the three months ended September 30, 2025. This increase is due to premiums written over the past year, including rate filings, policy adjustments from inflation, and higher policy counts. See the discussion above for the ― “Overview-Summary of Recent Rate Changes.”

Reinsurance

Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events, but it also increases costs, resulting in lower net earned premiums. These costs are generally recognized over the annual policy period (June 1-May 31). For the three months ended September 30, 2025, ceded premium earned increased $12.4 million to $174.4 million, (32.7% of direct premium earned), compared to $162.0 million, (31.9% of direct premiums earned) for the same period in 2024, reflecting additional coverage purchased under the 2025-2026 reinsurance program. Refer to the previous discussion and “Item 1— Note 4 (Reinsurance)” for further information on the 2025-2026 reinsurance programs.

Investment Results

Net investment income was $18.3 million for 2025, compared to $15.4 million in 2024, representing a 19.0% increase. This change was due to increased investments in our portfolio and new investments generating higher average book yields than maturing assets, partially offset by reduced yields from invested cash balances in 2025.

The yield curve continues to decline over time, particularly in the front end of the curve, which is impacting short duration cash reinvestment rates, resulting in fixed income price increases and decreasing yields. We continue to monitor geopolitical events impacting the U.S. Treasuries market. See “Item 1— Note 3 (Investments)” for information on investment income.

Net realized losses for the quarter were mainly due to optimizing the fixed income portfolio to lock in longer duration yields. Net unrealized gains for the quarter were driven by equity market tailwinds. See ―“Analysis of Financial Condition” for details on changes in total invested assets balances during 2025.

Commissions, Policy Fees and Other Revenue
The majority of commissions are those earned by our licensed reinsurance intermediary, Blue Atlantic Reinsurance Corporation (“BARC”). These commissions are paid to BARC by traditional open market third-party reinsurers for placing reinsurance with our Insurance Entities. BARC does not earn commissions on reinsurance provided by the Florida Hurricane Catastrophe Fund (FHCF), catastrophe bonds or Florida’s RAP program. Commissions paid to BARC are recognized on a pro-rata basis over the underlying reinsurance treaty period, which typically runs from June 1st to May 31st of the following year. Commission revenue increased $1.6 million, or 12.6%, from $13.0 million for 2024 to $14.6 million for 2025. This change was mainly attributable to increased reinsurance spending by the Insurance Entities.

Policy fees were $5.4 million for 2025 and $5.2 million in 2024. Other revenue, representing revenue from policy installment fees, premium financing, and other miscellaneous income, was $2.0 million in 2025 compared to $2.1 million in 2024.

Operating Costs and Expenses
Losses and Loss Adjustment Expenses
Net losses and LAE, after estimated reinsurance recoveries and estimated subrogation recoveries, were $252.3 million with a 70.2% net loss ratio for the three months ended September 30, 2025, compared to $317.0 million and a 91.7% net loss ratio for the prior-year quarter. The net loss ratio decreased in 2025 mainly due to the absence of hurricanes making landfall during 2025, while Hurricanes Debby and Helene negatively affected 2024. This was slightly offset by higher reinsurance costs in third quarter of 2025, which reduced net earned premiums.

During the three months ended September 30, 2025, weather-related losses declined compared to the same development stage in 2024. There were no catastrophes during the period in 2025. In September 2024, Hurricane Helene resulted in third quarter consolidated estimated losses of $111.0 million.

During the three months ended September 30, 2025, there was $3.9 million of unfavorable net prior year development, compared to a $2.2 million favorable net prior year development during 2024. This prior year development for the 2025 period was associated with increases in net losses and LAE for prior year catastrophe events. Unfavorable prior-year development arises when claims are settled for amounts exceeding previous estimates or when the liabilities for prior-year claims increase. This situation often results from rising claims costs, the impact of material and labor inflation, changing building codes, and increased expenses associated with litigated claims. Further details can be found under “Overview—Trends and Geographical Distribution—Florida Trends” mentioned above. We continue to observe favorable claim trends on Florida losses after the effective date of the Florida reform legislation (December 16, 2022). However, claims under policies predating the reforms exhibit greater uncertainty. Consequently, these claims in aggregate have experienced and may in the future experience adverse development as claim settlements deviate from previously estimated amounts.

Core losses, which excludes Hurricane Helene and prior year adjustments, for the third quarter of 2025 totaled $248.4 million (69.1% of net earned premium), up from $208.2 million (60.2% of net earned premium) in 2024. Higher premium volume in 2025 contributed to the increase in the dollar amount of core losses. The higher 2025 core loss ratio reflects management’s focus on protecting and increasing the resilience of our balance sheet.

During 2025, the Company continues to settle catastrophe losses on Hurricanes Debby and Helene which occurred in 2024 along with hurricanes from prior years. Our reinsurance program provided the Insurance Entities with adequate protection beyond our retention limit for these prior hurricanes.

Legislation passed in late 2022 aims to reduce claim costs in Florida as the benefits of the reforms are realized. The Company is seeing benefits of this legislation in 2025 for policies issued after the effective date of the reforms. The transition to the new laws will take several years as many reforms only apply to policies written or renewed after the effective date. Claims under prior laws are still being adjusted, and it will be several years before the impact of abusive practices under the old laws is completely removed, allowing the full benefits of the legislation to be realized.

Consolidated net losses and LAE include results from our adjusting company's activities within our holding company structure. Adjusting claims internally offers savings for our Insurance Entities and reinsurers. Our claims team and legal group work together efficiently in Florida to handle claims, achieving synergies that third parties cannot. This coordination improves claim handling and saves money by reducing LAE at a consolidated level, especially after catastrophes. We maintain adequate staffing levels to manage claims and litigation efforts related to catastrophes. The expenses associated with these resources during regular operations may result in minimal net benefits. Profits from our claim adjusting company reduce consolidated losses and LAE. There was minimal financial impact on consolidated losses and LAE from the claims adjusting company during the three months ended September 30, 2025 and 2024.

General and Administrative Expenses
For 2025, general and administrative expenses were $94.3 million compared to $87.1 million during 2024, as follows (dollars in thousands):

	Three Months Ended
	September 30,				Change
	2025		2024		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$359,676		$345,736		$13,940	4.0%
General and administrative expenses:
Policy acquisition costs	63,594	17.7%	58,665	17.0%	4,929	8.4%
Other operating expenses	30,728	8.5%	28,438	8.2%	2,290	8.1%
Total general and administrative expenses	$94,322	26.2%	$87,103	25.2%	$7,219	8.3%

For 2025, general and administrative expenses increased by $7.2 million, compared to 2024, which was the result of an increase in policy acquisition costs of $4.9 million and an increase in other operating costs of $2.3 million. The total general and administrative expense ratio was 26.2% for 2025 compared to 25.2% for 2024.
•The policy acquisition costs increased by $4.9 million due to higher commissions resulting from a 4% increase in net earned premiums compared to the previous year, as well as increased commissions on the growth of premium outside of Florida, which incurs higher commissions. Additionally, accruals for expected increased agent bonus commission in 2025 contributed to higher acquisition costs.
•Other operating costs increased by $2.3 million due to higher employee related expenses including stock-based compensation and employee benefits and welfare, and higher policy issuance related costs. The other operating cost ratio was 8.5% for 2025, compared to 8.2% for 2024.
Combined Ratio
As a result of the trends discussed in premium revenues, losses and LAE, and general and administrative expenses, the combined ratio for 2025 was 96.4% compared to 116.9% for 2024.
Interest and Amortization of Debt Issuance Costs
Interest and amortization of debt issuance costs were $1.6 million for each of the three months ended September 30, 2025 and 2024, the majority of which is related to our senior unsecured notes.
Income Tax Expense (Benefit)
For the three months ended September 30, 2025, income tax expense totaled $12.9 million as compared to an income tax benefit of $2.0 million for the three months ended September 30, 2024. The income tax expense for the quarter reflects positive overall net income, which is attributed to the absence of significant weather events. This differs from the income tax benefit recorded in previous year, which was due to losses related to Hurricanes Debby and Helene. Our effective tax rate (“ETR”) increased to 24.5% for the three months ended September 30, 2025, as compared to 10.8% for the same period last year. See “Item 1—Note 9 (Income Taxes)” for a table of items reconciling statutory rates to the effective rate for 2025 and 2024.
Other Comprehensive Income (Loss)
Other comprehensive income, net of taxes for the three months ended September 30, 2025 was $10.0 million compared to other comprehensive income of $30.1 million for the prior year quarter, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income (loss) for available-for-sale debt securities sold. This quarter’s results reflect favorable shifts in market prices during 2025 compared to 2024. During 2025, maturing debt securities and investment returns were reinvested at market rates, reducing unrealized losses on maturing debt securities. The maturity of the remaining debt securities in an unrealized loss position has also reduced during the year. Over time, unrealized losses on debt securities in an unrealized loss position lessen as the remaining maturity shortens and debt securities approach their maturity or par value. See the discussion above and “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods and “Item 1—Note 3 (Investments)” for explanations on changes in investments.
Non-GAAP
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on equity investments, was $400.0 million for 2025, compared to $381.4 million for 2024.
Adjusted operating income (loss) represents GAAP operating income (loss), excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on equity investments. Adjusted operating income was $53.4 million for 2025, compared to adjusted operating loss of $22.7 million for 2024.
Adjusted operating income (loss) margin represents adjusted operating income (loss) divided by core revenue. Adjusted operating income margin was 13.4% for 2025, compared to adjusted operating loss margin of 5.9% for 2024.
Adjusted net income (loss) available to common stockholders represents GAAP net income (loss) available to common stockholders, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on equity investments, net of tax. Adjusted net income available to common stockholders was $39.1 million for 2025, compared to adjusted net loss available to common stockholders of $20.8 million for 2024.
Diluted adjusted earnings (loss) per common share represents adjusted net income (loss) available to common stockholders divided by weighted average diluted common shares outstanding. Diluted adjusted earnings (loss) per share computations exclude any potential common stock instruments that would decrease the loss per share, as they are anti-dilutive. Diluted adjusted earnings per common share was $1.36 for 2025, compared to diluted adjusted loss per common share of $0.73 for 2024.

Results of Operation for the nine months ending September 30, 2025, are compared to the same period last year, unless stated otherwise.

Results of Operations — Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Net income was $116.4 million for 2025, compared to net income of $52.9 million for 2024. Diluted earnings per share in 2025 were $4.03 compared to $1.80 in 2024. In 2025 there were increases in net premiums earned, investment income, and commission revenue. In 2025, the absence of hurricanes contributed to a reduction in loss and loss adjustment expense (LAE) compared to 2024, when Hurricanes Debby and Helene impacted results. Additionally, in 2025 we had an unrealized loss on investments and increased acquisition costs attributable to premium growth, as well as higher other operating expenses. The net loss ratio was 71.0% in 2025 compared to 78.1% in 2024, with the combined ratio at 96.4% for 2025 compared to 102.8% for 2024.

A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Nine Months Ended September 30,		Change
	2025	2024	$	%
REVENUES
Direct premiums written	$1,656,572	$1,598,797	$57,775	3.6%
Change in unearned premium	(85,784)	(118,331)	32,547	(27.5)%
Direct premium earned	1,570,788	1,480,466	90,322	6.1%
Ceded premium earned	(495,198)	(455,747)	(39,451)	8.7%
Premiums earned, net	1,075,590	1,024,719	50,871	5.0%
Net investment income	51,655	43,589	8,066	18.5%
Net realized gains (losses) on investments	4,921	(1,534)	6,455	NM
Net change in unrealized gains (losses) on equity investments	(4,755)	11,760	(16,515)	NM
Commission revenue	46,727	35,671	11,056	31.0%
Policy fees	15,485	15,175	310	2.0%
Other revenue	6,366	6,347	19	0.3%
Total revenues	1,195,989	1,135,727	60,262	5.3%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	763,139	800,714	(37,575)	(4.7)%
Policy acquisition costs	186,046	170,100	15,946	9.4%
Other operating expenses	87,362	82,783	4,579	5.5%
Total operating costs and expenses	1,036,547	1,053,597	(17,050)	(1.6)%
Interest and amortization of debt issuance costs	4,823	4,864	(41)	(0.8)%
INCOME (LOSS) BEFORE INCOME TAXES	154,619	77,266	77,353	100.1%
Income tax expense (benefit)	38,257	24,356	13,901	57.1%
NET INCOME (LOSS)	$116,362	$52,910	$63,452	119.9%
Other comprehensive income (loss), net of taxes	32,411	28,579	3,832	13.4%
COMPREHENSIVE INCOME (LOSS)	$148,773	$81,489	$67,284	82.6%
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$4.03	$1.80	$2.23	123.9%
Weighted average diluted common shares outstanding	28,903	29,317	(414)	(1.4)%

NM – Not Meaningful

Premium Revenues
Direct premiums written increased by $57.8 million, or 3.6%, for 2025, driven by premium growth in our other states business of $91.2 million, or 26.6%, offset by reductions in premiums within our Florida business of $33.5 million, or 2.7% as compared to 2024. The primary factors contributing to the changes in written premiums were the rate changes implemented in Florida and certain other states, as well as policy inflation adjustments. Additionally, there was an increase in policies in force across 14 states. In total, policies in force increased 28,362, or 3.3%, from 855,526 at December 31, 2024 to 883,888 at September 30, 2025. A summary of the recent rate adjustments that are driving written premium is discussed above under “Overview—Trends and Geographical Distribution—Florida Trends.”
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
Management continues to manage policy counts and exposures intended to control the growth of exposures relating to new business. Rate changes continue to take effect, and new business underwriting rules are reviewed and updated as needed in the states in which we underwrite. Direct premiums written continue to increase across the majority of states in which we conduct business. We have policies in force in 19 states as of September 30, 2025. In addition, we are authorized to do business in Tennessee. As of September 30, 2025, policies in force increased by 39,349 policies, or 4.7%; premium in force increased $88.9 million, or 4.3%; and total insured value increased $37.0 billion, or 10.6%, compared to September 30, 2024.

Direct premium earned increased by $90.3 million, or 6.1%, for 2025. This change is attributed to the recognition of premiums written over the preceding twelve months, incorporating the effects of implemented rate filings and policy premium adjustments prompted by inflation-induced changes in insured values. See the discussion above for the “—Overview-Summary of Recent Rate Changes.”
Reinsurance
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events, but it also increases costs, resulting in lower net earned premiums. These costs are generally recognized over the annual policy period (June 1-May 31). For the nine months ended September 30, 2025, ceded premium earned increased $39.5 million to $495.2 million, (31.5% of direct premium earned), compared to $455.7 million, (30.8% of direct premiums earned) for the same period in 2024. The increase in 2025 is attributable to reduced free protection relative to 2024, when participation in Florida’s RAP program provided certain reinsurance at no cost for part of the 2024 period. Slightly higher costs related to additinal coverage purchased under the 2025-2026 reinsurance contracts, compared with the 2024-2025 reinsurance contracts, also contributed to the increased costs in 2025 when compared to 2024. Refer to the previous discussion and “Item 1— Note 4 (Reinsurance)” for further information on the 2025-2026 reinsurance programs.
Investment Results
Net investment income was $51.7 million for the nine months ended September 30, 2025, compared to $43.6 million for the nine months ended September 30, 2024, an increase of $8.1 million, or 18.5%. Increased investments in our portfolio and higher average book yields on invested assets are driving growth in our investment income. However, the continued reduction in the front end of the treasury yield curve may reduce yields on our cash investments and 1 year - 5 year dated fixed income yields.

For the nine months ended September 30, 2025, net realized and unrealized gains (losses) mainly reflected second quarter of 2025 efforts to exit profitable and underperforming positions. See “Item 1—Note 3 (Investments)”, as well as “Item 1—Analysis of Financial Condition—As of September 30, 2025 compared to December 31, 2024” for more information on investment income and changes in total asset balances in 2025.

Commissions, Policy Fees and Other Revenue
The majority of commissions are those earned by our licensed reinsurance intermediary, Blue Atlantic Reinsurance Corporation (“BARC”). These commissions are paid to BARC by traditional open market third-party reinsurers for placing reinsurance with our Insurance Entities. BARC does not earn commissions on reinsurance provided by the Florida Hurricane Catastrophe Fund (FHCF), catastrophe bonds or Florida’s RAP program. Commissions paid to BARC are recognized on a pro-rata basis over the underlying reinsurance treaty period, which typically runs from June 1st to May 31st of the following year. Commission revenue increased $11.1 million, or 31.0%, from $35.7 million in 2024 to $46.7 million in 2025. This change was mainly attributable to increased reinsurance spending by Insurance Entities and replacing expiring Florida RAP and catastrophe bond contracts that did not generate commission. Additionally, commissions earned from reinstatement premiums related to Hurricanes Helene contributed to the total increase.

Policy fees for 2025 were $15.5 million compared to $15.2 million for 2024. The increase of $0.3 million, or 2.0%, was the result of an increase in the combined total number of policies written during 2025 compared to 2024 in states in which we are permitted to charge this fee.

Other revenue, representing revenue from policy installment fees, premium financing, and other miscellaneous income, was $6.4 million for 2025 compared to $6.3 million for 2024.

Operating Costs and Expenses
Losses and Loss Adjustment Expenses
Net losses and LAE, after reinsurance recoveries, were $763.1 million with a 71.0% net loss ratio for 2025, compared to $800.7 million and 78.1% net loss ratio for 2024. The decrease in the net loss ratio for 2025 was primarily due to the absence of catastrophic weather-related losses in 2025, compared to $111.0 million in Hurricane Helene losses in 2024, slightly offset by the increased cost of reinsurance in 2025, which lowered net earned premiums.

Weather-related losses during 2025 significantly decreased in Florida compared to previous years at the same development stage. As of September 30, 2025, the weather impact during the year is less than in any of the past four years. No major weather events have occurred during 2025. Consequently, the Company's loss estimates for 2025 reflect this lack of severe weather.

During the nine months ending September 30, 2025, there was $3.9 million of unfavorable net prior year development, compared to $2.2 million of favorable net prior year development during 2024. This prior year development was associated with increases in net losses and LAE for prior year catastrophe events. Unfavorable prior-year development arises when claims are settled for amounts exceeding previous estimates or when the liabilities for prior-year claims increase. This situation often results from rising claims costs, the impact of material and labor inflation, and increased expenses associated with litigated claims. Further details can be found under “Overview—Trends and Geographical Distribution—Florida Trends” mentioned above. We continue to observe favorable claim trends on Florida losses after the effective date of the Florida reform legislation (December 16, 2022). However, claims under policies predating the reforms exhibit greater uncertainty. Consequently, these claims in aggregate have experienced and may in the future experience adverse development as claim settlements deviate from previously estimated amounts.

Core losses, which excludes Hurricane Helene and prior year adjustments, totaled $759.2 million (70.6% of net earned premium) for 2025, up from $691.9 million (67.5%) in 2024. Higher premium volume in 2025 contributed to the increase in the dollar amount of core losses.The higher 2025 core loss ratio reflects management’s focus on protecting and increasing the resilience of our balance sheet.

During 2025, the Company continues to settle catastrophe losses on Hurricanes Debby and Helene, which occurred in 2024 along with hurricanes from prior years. Our reinsurance program provided the Insurance Entities with adequate protection beyond our retention limit for these prior hurricanes.
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

Consolidated net losses and LAE include results from our claims adjusting company's activities within our holding system. Adjusting claims internally offers savings for our Insurance Entities and reinsurers. Our claims team and legal group work together efficiently in Florida to handle claims, achieving synergies that third parties cannot. This coordination improves claim handling and saves money by reducing LAE at a consolidated level, especially after catastrophes. We maintain adequate staffing levels to manage claims and litigation efforts related to catastrophes. The expenses associated with these resources during regular operations may result in minimal net benefits. Profits from our claims adjusting company reduce consolidated losses and LAE; for the nine months ended September 30, 2025 and 2024, there was no significant financial impact from the claims adjusting company’s profits on consolidated results.

General and Administrative Expenses
For 2025, general and administrative expenses were $273.4 million compared to $252.9 million during 2024, as follows (dollars in thousands):

	Nine Months Ended
	September 30,				Change
	2025		2024		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$1,075,590		$1,024,719		$50,871	5.0%
General and administrative expenses:
Policy acquisition costs	186,046	17.3%	170,100	16.6%	15,946	9.4%
Other operating expenses	87,362	8.1%	82,783	8.1%	4,579	5.5%
Total general and administrative expenses	$273,408	25.4%	$252,883	24.7%	$20,525	8.1%

For 2025, general and administrative expenses increased by $20.5 million compared to 2024, which was the result of an increase in policy acquisition costs of $15.9 million and an increase in other operating costs of $4.6 million. The total general and administrative expense ratio was 25.4% for 2025 compared to 24.7% for 2024. See “—Reinsurance” section above for further information.
•The increase in policy acquisition costs of $15.9 million was due to higher commissions resulting from a 5.0% increase in net earned premiums compared to the previous year, as well as increased commissions on the growth of premium outside of Florida, which incurs higher commissions. Additionally, accruals for expected increased agent bonus commission in 2025 contributed to higher acquisition costs.
•The increase in other operating expenses was largely driven by higher employee related expenses and employee benefits and welfare, and higher policy issuance related costs. compared to 2024. The other operating cost ratio was 8.1% for each of the nine months ended September 30, 2025 and 2024.
Combined Ratio
As a result of the trends discussed above for losses and LAE and general and administrative expenses, the combined ratio for 2025 was 96.4% compared to 102.8% for 2024.
Interest and Amortization of Debt Issuance Costs
Interest and amortization of debt issuance costs was $4.8 million and $4.9 million for each of the nine months ended September 30, 2025 and 2024, respectively, the majority of which is related to our senior unsecured notes.
Income Tax Expense (Benefit)
For the period ended September 30, 2025, income tax expense totaled $38.3 million, compared to $24.4 million for the period ended September 30, 2024. The rise in income tax expense is attributable to an increase in overall net income for the year, which reflects the absence of catastrophic weather events. In comparison, the prior year’s lower net income resulted from loss events associated with Hurricanes Debby and Helene. Our effective tax rate (“ETR”) was 24.7% for the period ending September 30, 2025, as compared to 31.5% for the same period last year. See “Item 1—Note 9 (Income Taxes)” for a table of items reconciling statutory rates to the effective rate for nine months ended September 30, 2025 and 2024.
Other Comprehensive Income (Loss)
Other comprehensive income, net of taxes for 2025 was $32.4 million compared to other comprehensive income of $28.6 million for 2024 reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income (loss) for available-for-sale debt securities sold. The improvement in 2025 reflects favorable shifts in market prices during 2025 compared to 2024. During 2025, maturing debt securities and investment returns were reinvested at market rates, reducing unrealized losses on maturing debt securities. The maturity of the remaining debt securities in an unrealized loss position has also reduced during the year. Over time, unrealized losses on debt securities in an unrealized loss position lessen as the remaining maturity shortens and debt securities approach their maturity or par value. See the discussion above and “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods and “Item 1—Note 3 (Investments)” for explanations on changes in investments.
Non-GAAP
Core revenue, representing total GAAP revenue, excluding net realized gains (losses) on investments and net changes in unrealized gains (losses) on equity investments, was $1.20 billion for 2025 compared to $1.13 billion for 2024.

Adjusted operating income (loss) represents GAAP operating income (loss), excluding net realized gains (losses) on investment and net changes in unrealized gains (losses) on equity investments. Adjusted operating income was $159.3 million for 2025 compared to adjusted operating income of $71.9 million for 2024.
Adjusted operating income (loss) margin represents adjusted operating income (loss) divided by core revenue. Adjusted operating income margin was 13.3% for 2025 compared to adjusted operating income margin of 6.4% for 2024.
Adjusted net income (loss) available to common stockholders represents GAAP net income (loss) available to common stockholders, excluding net realized gains (losses) on investment and net changes in unrealized gains (losses) on equity investments, net of tax. Adjusted net income available to common stockholders was $116.2 million for 2025 compared to adjusted net income available to common stockholders of $45.2 million for 2024.
Diluted adjusted earnings (loss) per common share represents adjusted net income (loss) available to common stockholders divided by weighted average diluted common shares outstanding. Diluted adjusted earnings per common share was $4.02 for 2025 compared to diluted adjusted earnings per share of $1.54 for 2024.

Analysis of Financial Condition—As of September 30, 2025 compared to December 31, 2024
We believe that the cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	September 30,	December 31,
Type of Investment	2025	2024
Available-for-sale debt securities	$1,413,621	$1,269,079
Equity securities	95,992	77,752
Other investments, at fair value	3,903	16,123
Investment in real estate, net	5,425	8,322
Total invested assets	$1,518,941	$1,371,276
Total invested assets were $1.52 billion as of September 30, 2025 compared to $1.37 billion as of December 31, 2024. The increase is primarily attributable to investment of excess cash into the portfolio, unrealized gains on our debt and equity securities, and increases in net investment income. Cash and cash equivalents were $405.1 million at September 30, 2025 compared to $259.4 million at December 31, 2024, an increase of 56.1%. See below “—Liquidity and Capital Resources” for more information. Cash and cash equivalents are invested short-term until needed to settle loss and LAE payments, reinsurance premium payments, and operating cash needs, or until they are deployed by our investment advisors.
See “Item 1—Condensed Consolidated Statements of Cash Flows” and “Item 1—Note 3 (Investments)” for explanations on changes in investments.
Prepaid reinsurance premiums reflect the portion of unearned ceded written premium, and may include reinstatement premiums that will be earned on a pro-rata basis over the coverage period of our reinsurance program, which spans from June 1st to May 31st of the following year. The annual cost initially increases prepaid reinsurance, which is then reduced as prepaid reinsurance is recognized as ceded premiums earned in the Condensed Consolidated Statements of Income, over the policy period of the reinsurance, which typically runs from June 1st to May 31st. As of September 30, 2025, prepaid reinsurance increased by $202.3 million to $465.0 million primarily attributed to the Insurance Entities entering into the 2025-26 catastrophe reinsurance program, commencing on June 1, 2025, and expiring on May 31, 2026. For further details, please refer to “Item 2—Reinsurance Program” regarding the Company’s reinsurance placement.
Reinsurance recoverables are the estimated amount of losses, LAE, and expenses to be recovered from reinsurers. As of September 30, 2025, it decreased by $311.7 million to $316.0 million, primarily due to the collection of ceded paid losses from Hurricanes Milton and Helene, as well as other prior events collected during 2025 from reinsurers.
Premiums receivable, net represents amounts receivable from policyholders. The increase in premiums receivable, net of $4.5 million to $82.4 million as of September 30, 2025 is consistent with premium trends including seasonality and consumer payment behaviors.
Deferred policy acquisition costs (“DPAC”) increased by $11.5 million to $132.7 million as of September 30, 2025, and is consistent with written premium trends and changes in commissions paid to agents. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Deferred income taxes represent the estimated tax asset or tax liability resulting from temporary differences between the tax return basis of certain assets and liabilities and their carrying amounts on the financial statements. For the nine months ended September 30, 2025, deferred income tax assets decreased by $23.2 million to $18.9 million, primarily due to a decrease in unrealized losses and an increase in prepaid reinsurance premiums (ceded unearned premiums). Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $276.7 million to $682.6 million as of September 30, 2025. Overall, unpaid losses and LAE decreased, as a result of payment of current and prior year claims including the settlement of Hurricanes Milton and Helene claims during 2025, along with normal recurring claim activity.
Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The increase of $85.8 million from December 31, 2024 to $1.15 billion as of September 30, 2025 reflects the seasonality of our business during the year.
Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $32.5 million from December 31, 2024 to $78.7 million as of September 30, 2025 reflects customer payment behavior and the payment behavior of mortgage escrow service providers as well as premium trends.

We exclude net negative cash balances, if any, from cash and cash equivalents that we have with any single financial institution based on aggregating the book balance of all accounts at the institution which have the right of offset. If the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Consolidated Balance Sheet to book overdraft. These amounts represent outstanding checks or drafts not yet presented to the financial institution in excess of amounts on deposit at the financial institutions. We maintain a short-term cash investment strategy sweep to maximize investment returns on cash balances. There were $6.6 million book overdrafts as of September 30, 2025, none as of December 31, 2024. The increase of $6.6 million is the result of lower cash balances available for offset as of September 30, 2025 compared to December 31, 2024. See “—Liquidity and Capital Resources” for more information.
Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers, and cash advances received from reinsurers, if any. On June 1st of each year, we renew our core catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. These estimated annual costs are increased or decreased during the year based on premium adjustments or as a result of new placements during the year. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which typically runs from June 1st to May 31st. The balance increased by $281.5 million to $501.8 million as of September 30, 2025 as a result of the Insurance Entities entering into the 2025-26 reinsurance program effective June 1, 2025. See “—Liquidity and Capital Resources” for more information about timing of reinsurance premium installment payments.
Income taxes payable represent obligations to tax authorities that are due within one year, when current income tax liabilities surpass income tax payments. As of September 30, 2025, income tax payable totaled $3.7 million, a decrease from $6.6 million reported as of December 31, 2024.
Commission payable represents amounts due to agents on renewal and new policies written and estimated bonus commissions. Commission payable increased by $2.2 million to $28.2 million as of September 30, 2025, primarily driven by seasonality in direct premiums written since year end.
Other liabilities and accrued expenses decreased by $2.4 million to $46.1 million as of September 30, 2025, primarily driven by a decrease in amounts payable for accrued taxes and fees along with a reduction in other operating accrued expenses.
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
The balance of cash and cash equivalents, excluding restricted cash, as of September 30, 2025 was $405.1 million, compared to $259.4 million at December 31, 2024. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between September 30, 2025 and December 31, 2024. This increase is largely attributable to cash flows from operating activities offset by cash used in investing and financing activities. Our cash investment strategy at times includes cash investments where the right of offset against other bank accounts does not exist. A book overdraft, at times, occurs when aggregating the book balance of all accounts at a financial institution for accounts which have the right of offset, and if the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Condensed Consolidated Balance Sheets to book overdraft. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st and December 1st, and third-party reinsurance premiums are generally paid in four installments on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. See “Item 1—Note 12 (Commitments and Contingencies)” and additional discussion below under the caption “—Material Cash Requirements” for more information.
The balance of restricted cash and cash equivalents as of September 30, 2025 and December 31, 2024 represents cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business. In addition, restricted cash may include cash held in trust to collateralize certain policy obligations of our captive reinsurance arrangement. See “Item 1-Note 14 (Variable Interest Entities)”. Restricted cash and cash equivalents were $69.1 million as of September 30, 2025 and $2.6 million on December 31, 2024.

Liquidity is required at the holding company to cover the payment of holding company general operating expenses, provide for contingencies if needed, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of our tax obligations to taxing authorities, settlement of taxes between subsidiaries in accordance with our tax sharing agreement, capital contributions to subsidiaries or surplus note contributions to the Insurance Entities, if needed, collateral needs of our variable interest entity (see “Item 1-Note 14 (Variable Interest Entities)”), and interest and principal payments on outstanding debt obligations of the holding company. Effective in 2021 for UPCIC and 2022 for APPCIC, the holding company has put in place an ongoing surplus note arrangement with the Insurance Entities, which has been approved by FLOIR as the Insurance Entities’ domestic regulator. Surplus notes are unsecured debt issued by the Insurance Entities that are subordinated to all claims by policyholders and creditors, with interest and principal payments on the surplus notes to the holding company being made only upon the FLOIR’s express approval. Surplus notes are considered bonds in function and payout structure, but are accounted for as equity in the statutory reporting of the Insurance Entities. The holding company has outstanding with the Insurance Entities $183.4 million in surplus notes and accrued interest as of September 30, 2025. Under the terms of the surplus notes, interest accrues at a variable rate which resets annually (currently 11.33% for 2025). The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. New regulations or changes to existing regulations or their interpretations imposed on the Company and its affiliates may also impact the availability, amount and timing of future dividend payments to the parent. Principal sources of liquidity for the holding company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions paid by third party reinsurers earned on reinsurance contracts placed by our wholly-owned subsidiary, Blue Atlantic Reinsurance Corporation, and policy fees charged to policyholders. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income earned from those investments.
The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 1—Note 5 (Insurance Operations).” Dividends from the Insurance Entities can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by the Insurance Entities to Protection Solutions, Inc. (“PSI”, formerly known as Universal Insurance Holding Company of Florida), without prior approval (an “ordinary dividend”) is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the nine months ended September 30, 2025 and the year ended December 31, 2024, the Insurance Entities did not pay dividends to PSI. As of September 30, 2025 and December 31, 2024, the Insurance Entities did not have the capacity to pay ordinary dividends.
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
Our insurance operations provide liquidity as premiums are generally received months or even years before potential losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale. The average credit rating on our available-for-sale securities was A+ as of September 30, 2025 and December 31, 2024. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of our available-for-sale securities was 3.6 years at September 30, 2025 compared to 3.4 years at December 31, 2024. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments.
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

Capital Resources
Capital resources serve to protect policyholders, provide financial stability for underwriting insurance risks, and enable ongoing business development. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio as of the dates presented (dollars in thousands):

	As of
	September 30,	December 31,
	2025	2024
Stockholders’ equity	$495,043	$373,250
Total long-term debt	100,671	101,243
Total capital resources	$595,714	$474,493

Debt-to-total capital ratio	16.9%	21.3%
Debt-to-equity ratio	20.3%	27.1%
Capital resources, net increased by $121.2 million for the nine months ended September 30, 2025, reflecting a net increase in total stockholders’ equity, partially offset by a decline in long-term debt. The change in stockholders’ equity was the result of our net income in the nine months ended September 30, 2025 offset by dividends to shareholders. The change in accumulated other comprehensive income (loss) improved as a result of the reduction in unrealized losses in our debt securities portfolio. See the Condensed Consolidated Statements of Stockholders’ Equity and “Item 1—Note 8 (Stockholders’ Equity)” for an explanation of changes in treasury stock. The reduction during 2025 in long-term debt was primarily the result of principal payments on long-term debt of $1.1 million offset by amortization of debt issuance costs of $0.53 million on our 5.625% Senior Unsecured Notes due 2026. See “— Liquidity and Capital Resources” for more information.
Additional paid-in-capital increased by $2.3 million primarily from stock option exercises and share-based compensation, offset by retirement of treasury shares for the nine months ended September 30, 2025.
The debt-to-total capital ratio is total long-term debt divided by total capital resources, whereas the debt-to-equity ratio is total long-term debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.
Non-GAAP
Adjusted common stockholders’ equity, representing GAAP common stockholders’ equity, excluding accumulated other comprehensive income (loss), was $525.7 million as of September 30, 2025 and $436.3 million as of December 31, 2024.
Adjusted book value per common share, representing adjusted common stockholders’ equity divided by outstanding common shares at the end of the reporting period, was $18.74 as of September 30, 2025 and $15.53 as of December 31, 2024.
Adjusted return on common equity representing actual or annualized adjusted net income (loss) available to common stockholders divided by average adjusted common stockholders' equity, with the denominator excluding current period income statement after-tax net realized gains (losses) on investments and net changes in unrealized gains (losses) on equity investments, was 32.2% as of September 30, 2025, 14.1% as of September 30, 2024, and 12.4% as of December 31, 2024.
Unsecured Revolving Loan
As discussed in “Item 1—Note 7 (Long-term Debt),” the Company entered into a committed and unsecured $50.0 million revolving credit line with JP Morgan Chase Bank, N.A. This agreement succeeded the previous $50.0 million unsecured revolving credit line with J.P. Morgan Chase, N.A. As of September 30, 2025, the Company has not borrowed any amount under this unsecured revolving loan. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings mature on May 29, 2026, 364 days after the inception date and carries an interest rate of prime rate plus a margin of 2.0% on borrowings. The credit line is subject to annual renewals. The credit line contains customary financial and other covenants, with which the Company is in compliance.
Long-term Debt
In November 2021, we issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”) to certain institutional accredited investors and qualified institutional buyers. The Notes mature on November 30, 2026, at which time the entire $100 million of principal is due and payable. At any time on or after November 30, 2023, the Company may redeem all or part of the Notes. See “Item 1—Note 7 (Long-term debt)” for additional details. As of September 30, 2025, we were in compliance with all applicable covenants.
We will also continue to evaluate opportunities to access the debt capital markets to raise additional capital. We anticipate any proceeds would be used for general corporate purposes, including investing in the capital and surplus of the Insurance Entities.

In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The outstanding balance on this loan is $1.47 million as of September 30, 2025. The surplus note has a twenty-year term, with quarterly payments of interest based on the 10-year Constant Maturity Treasury Index. As of September 30, 2025, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates. See “Item 1—Note 7 (Long-term debt)” for additional details. At September 30, 2025, UPCIC was in compliance with the terms of the surplus note and with each of the loan’s covenants as implemented by rules promulgated by the SBA. Total adjusted capital and surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.

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

Common Stock Repurchases
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock, and general market conditions. We will fund the share repurchase program with cash from operations. During 2025, there were two authorized repurchase plan in effect:
•On March 11, 2024, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through March 11, 2026 (“The March 2026 Share Repurchase Program”) pursuant to which we have repurchased 106,189 shares of our common stock at an aggregate cost of approximately $2.6 million in 2025. As of September 30, 2025, we have repurchased all authorized common stock under the March 2026 Share Repurchase Program.
•On May 1, 2025, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through May 1, 2027 (“The May 2027 Share Repurchase Program”), pursuant to which we have repurchased 527,733 shares of our common stock at an aggregate cost of approximately $12.9 million. As of September 30, 2025, we have the ability to purchase approximately $7.1 million of our common stock under the May 2027 Share Repurchase Program.
In total, during the quarter ended September 30, 2025, we repurchased an aggregate of 346,915 shares of our common stock in the open market at an aggregate purchase price of $8.1 million. See “Part II—Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended September 30, 2025.
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
Cash Dividends
The following table summarizes the dividends declared and paid by the Company during the nine months ended September 30, 2025:

2025	Dividend Declared Date	Shareholders Record Date	Dividend Payable Date	Cash Dividend Per Common Share Amount
First Quarter	February 6, 2025	March 7, 2025	March 14, 2025	$0.16
Second Quarter	April 14, 2025	May 9, 2025	May 16, 2025	$0.16
Third Quarter	July 9, 2025	August 1, 2025	August 8, 2025	$0.16

MATERIAL CASH REQUIREMENTS
The following table represents our material cash requirements for which cash flows are fixed or determinable as of September 30, 2025 (in thousands):

	Total	Next 12 Months	Beyond 12 Months
Reinsurance payable and multi-year commitments (1)	$808,901	$546,337	$262,564
Unpaid losses and LAE, direct (2)	682,589	412,427	270,162
Long-term debt (3)	109,948	7,135	102,813
Total material cash requirements	$1,601,438	$965,899	$635,539
(1)The amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—Note 12 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through September 30, 2025. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from our reinsurance program. See “Item 1—Note 4 (Reinsurance)” and “—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses).”
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
The following table presents the reconciliation of GAAP revenue to core revenue, which is a non-GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP revenue	$400,981	$387,554	$1,195,989	$1,135,727
less: Net realized gains (losses) on investments	(345)	(1,146)	4,921	(1,534)
less: Net change in unrealized gains (losses) on equity investments	1,296	7,299	(4,755)	11,760
Core Revenue	$400,030	$381,401	$1,195,823	$1,125,501

The following table presents the reconciliation of GAAP operating income (loss) to adjusted operating income (loss), which is a non-GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP income (loss) before income tax expense (benefit)	$52,777	$(18,123)	$154,619	$77,266
add: Interest and amortization of debt issuance costs	1,603	1,619	4,823	4,864
GAAP operating income (loss)	54,380	(16,504)	159,442	82,130
less: Net realized gains (losses) on investments	(345)	(1,146)	4,921	(1,534)
less: Net changes in unrealized gains (losses) on equity investments	1,296	7,299	(4,755)	11,760
Adjusted operating income (loss)	$53,429	$(22,657)	$159,276	$71,904

The following table presents the reconciliation of GAAP operating income (loss) to adjusted operating income (loss) and margin, which are non-GAAP measures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP operating income (loss)	$54,380	$(16,504)	$159,442	$82,130
GAAP revenue	400,981	387,554	1,195,989	1,135,727
GAAP operating income (loss) margin	13.6%	(4.3)%	13.3%	7.2%
Adjusted operating income (loss)	53,429	(22,657)	159,276	71,904
Core revenue	400,030	381,401	1,195,823	1,125,501
Adjusted operating income (loss) margin	13.4%	(5.9)%	13.3%	6.4%

The following table presents the reconciliation of GAAP net income (loss) available to common stockholders to adjusted net income (loss) available to common stockholders, which is a non-GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP net income (loss)	$39,830	$(16,163)	$116,362	$52,910
less: Preferred dividends	3	3	8	8
GAAP net income (loss) available to common stockholders	39,827	(16,166)	116,354	52,902
less: Net realized gains (losses) on investments	(345)	(1,146)	4,921	(1,534)
less: Net changes in unrealized gains (losses) on equity investments	1,296	7,299	(4,755)	11,760
add: Income tax effect on above adjustments	234	1,514	41	2,516
Adjusted net income (loss) available to common stockholders	$39,110	$(20,805)	$116,229	$45,192

Weighted average common shares outstanding - Diluted	28,808	28,355	28,903	29,317
Diluted earnings (loss) per common share	$1.38	$(0.57)	$4.03	$1.80
Diluted adjusted earnings (loss) per common share	$1.36	$(0.73)	$4.02	$1.54

The following table presents the reconciliation of GAAP stockholders’ equity to adjusted stockholders’ equity and book value per common share to adjusted book value per common share, which is a non-GAAP measure (in thousands):

	As of
	September 30,	September 30,	December 31,
	2025	2024	2024
Stockholders' equity	$495,043	$400,245	$373,250
less: Preferred equity	100	100	100
Common stockholders' equity	494,943	400,145	373,150
less: Accumulated other comprehensive income (loss)	(30,755)	(45,593)	(63,166)
Adjusted common stockholders' equity	$525,698	$445,738	$436,316

Common shares outstanding	28,048	28,286	28,096
Book value per common share	$17.65	$14.15	$13.28
Adjusted book value per common share	$18.74	$15.76	$15.53

The following table presents the reconciliation of GAAP ROCE to adjusted ROCE, which is a non-GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
Actual or annualized net income (loss) available to common stockholders	$159,308	$(64,664)	$155,139	$70,536	$58,918
Average common stockholders' equity	476,326	396,641	434,047	370,671	357,174
ROCE	33.4%	(16.3)%	35.7%	19.0%	16.5%
Actual or annualized adjusted net income (loss) available to common stockholders	$156,440	$(83,220)	$154,972	$60,256	$52,418
Actual or adjusted average common stockholders' equity (1)	511,736	454,977	480,945	426,699	422,593
Adjusted ROCE	30.6%	(18.3)%	32.2%	14.1%	12.4%

(1)	Adjusted average common stockholders’ equity excludes current period after-tax net realized gains (losses) on investments and net changes in unrealized gains (losses) on equity investments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment in real estate. We carry all of our Financial Instruments at fair market value and investment in real estate at net book value in our statement of financial condition. Our investment portfolio as of September 30, 2025 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose the Company to changing market conditions, specifically interest rates and equity price changes.
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
The following tables provide information about our fixed income Financial Instruments as of September 30, 2025 compared to December 31, 2024, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	September 30, 2025
	2025	2026	2027	2028	2029	Thereafter	Other	Total
Amortized cost	$164,303	$256,060	$179,374	$154,918	$186,065	$510,855	$3,247	$1,454,822
Fair market value	$163,207	$253,125	$177,823	$152,118	$176,597	$487,572	$3,179	$1,413,621
Coupon rate	3.13%	3.12%	3.75%	3.87%	3.39%	3.95%	3.96%	3.60%
Book yield	3.07%	3.32%	3.75%	3.68%	3.17%	3.89%	3.99%	3.56%
* Years to effective maturity - 4.3 years

	December 31, 2024
	2025	2026	2027	2028	2029	Thereafter	Other	Total
Amortized cost	$158,437	$209,968	$248,992	$125,914	$129,322	$477,397	$3,502	$1,353,532
Fair market value	$156,618	$204,367	$240,785	$120,510	$120,451	$422,974	$3,374	$1,269,079
Coupon rate	3.21%	3.01%	2.95%	3.68%	3.61%	3.47%	4.77%	3.30%
Book yield	2.80%	2.66%	3.07%	3.40%	3.20%	3.16%	1.23%	3.03%
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

The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	September 30, 2025		December 31, 2024
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$40,626	42.3%	$14,409	18.5%
Mutual funds and other	55,366	57.7%	63,343	81.5%
Total equity securities	$95,992	100.0%	$77,752	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at September 30, 2025 and December 31, 2024 would have resulted in a decrease of $19.2 million and $15.6 million, respectively, in the fair value of those securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of September 30, 2025, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases of our common stock during the three months ended September 30, 2025:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
7/1/2025 - 7/31/2025	191,304	$23.31	191,304	—
8/1/2025 - 8/31/2025	155,611	23.29	155,611	—
9/1/2025 - 9/30/2025	—	—	—	269,412
Total	346,915	$23.33	346,915	269,412
(1)The average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated based on a closing price at September 30, 2025, of $26.30 per share.
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
On May 1, 2025, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through May 1, 2027 (“The May 2027 Share Repurchase Program”), pursuant to which we have repurchased 527,733 shares of our common stock at an aggregate cost of approximately $12.9 million from program inception through September 30, 2025. As of September 30, 2025 we have the ability to purchase approximately $7.1 million of our common stock under the May 2027 Share Repurchase Program.
Item 5. Other Information
During the three months ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10‑K filed on February 24, 2017 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Universal Insurance Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 19, 2017 and incorporated herein by reference)

10.1	Amended and Restated 2021 Omnibus Incentive Plan (effective as of June 13, 2024) (filed as Appendix A to the Registrant’s Definitive Proxy Statement filed on April 26, 2024)

15.1	Accountants’ Acknowledgment

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included in Exhibit 101)

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: October 30, 2025	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer

Date: October 30, 2025	/s/ Gary Lloyd Ropiecki
Gary Lloyd Ropiecki, Principal Accounting Officer