Form 10-K
period 2025-12-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2026-02-27
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2025, the last trading day of the registrant’s most recently completed second fiscal quarter: $711,239,532
Indicate the number of shares outstanding of Common Stock of Universal Insurance Holdings, Inc. as of February 24, 2026: 28,008,189.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

UNIVERSAL INSURANCE HOLDINGS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These forward-looking statements may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets,” and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure and other risk management, product development, investment results, regulatory approvals, market position, expenses, financial results, projections, estimates, litigation and reserves. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results or outcomes could differ materially from those projected or assumed in any of our forward-looking statements. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. We believe that these statements are based on reasonable estimates, assumptions and plans. A detailed discussion of the risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is set forth below, which are a summary of those discussed in the section titled “Risk Factors” (Part I, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1.	BUSINESS
Overview
Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “we,” “our,” “us,” or the “Company”) is a holding company offering property and casualty insurance and value-added insurance services. We develop, market, and underwrite insurance products for consumers predominantly in the personal residential homeowners lines of business and perform substantially all other insurance-related services for our primary insurance entities, including risk management, claims management, and distribution. Our primary insurance entities, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), offer insurance products through both our appointed independent agent network and our online distribution channels across our multi-state footprint (primarily in Florida). The Insurance Entities seek to produce an underwriting profit (defined as earned premium minus losses, loss adjustment expense (“LAE”), policy acquisition costs and other operating costs and expenses) over the long term; maintain a conservative balance sheet to prepare for years in which the Insurance Entities are not able to achieve an underwriting profit; and generate investment income on assets.
Business Strategy
UVE’s strategic focus is on creating a best-in-class experience for our customers and delivering strong shareholder returns across underwriting cycles. While weather-related volatility is an inherent part of property insurance, particularly in coastal markets such as Florida, our strategy includes generating non-risk bearing income that enhances returns in profitable underwriting periods, while serving as a buffer and potentially still allowing for consolidated profitability in challenging underwriting periods. We have more than 25 years of experience providing protection solutions. We continue to focus on disciplined underwriting in opportune markets and maintaining a resilient balance sheet that is enhanced by our reinsurance program. We have made substantial efforts in recent years to innovate across all of our service businesses, including continued development of our digital agency Clovered.com, where we have 39 carrier partners, and utilization of digital applications where applicable to administer claims. We continue to evaluate ways in which we can improve the customer experience across all touchpoints of the insurance value chain.
Products and Services
Insurance Products
UPCIC, our primary risk-bearing insurance entity, which accounts for the substantial majority of our Insurance Entities’ business, primarily distributes policies through our independent agency network and offers the following types of personal residential insurance: homeowners, renters/tenants, condo unit owners, and dwelling/fire. UPCIC also offers allied lines, coverage for other structures, and personal property, liability, and personal articles coverages. APPCIC writes similar lines of insurance as UPCIC, but is only licensed in Florida and Georgia. APPCIC primarily distributes policies through our digital platforms, and beginning in the current year through our independent agency network.
Our Insurance Entities, UPCIC and APPCIC, are both currently rated “A” (“Exceptional”) by Demotech, Inc. (“Demotech”) and “A-” by Kroll Bond Rating Agency (“Kroll”), which are rating agencies specializing in evaluating insurer financial strength and stability. Our combined statutory capital and surplus was approximately $509.1 million at December 31, 2025.

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
Due to our exposure to Florida’s residential property insurance market, we face risks associated with the adverse conditions that have affected the magnitude of both catastrophe and non-catastrophe losses and LAE in Florida in recent years. Although the Florida legislature passed law changes to address market abuses, including substantial reforms in December 2022, the benefits of these law changes may not be fully realized for several years while the Company continues to settle and respond to claims that occurred prior to reforms taking full effect. We have sought, and continue to seek, to mitigate these risks through our exposure management initiatives, efforts to attain rate adequacy, implementing product updates, and tailoring our claims and legal processes to market conditions.
As we are a property and casualty insurance company with a concentration in Florida and other coastal states, natural catastrophes are among the most serious risks facing our customers and communities. Changing climate conditions are increasing the unpredictability of natural catastrophes, such as hurricanes, floods, severe convective storms, and wildfires, leading to significant property losses. Our responsive claims team helps to restore our customers’ lives after catastrophic losses. Our enterprise risk management framework, overseen by senior management and the Board of Directors (the “Board of Directors” or the “Board”), models and assesses loss probabilities. We seek to mitigate catastrophe risk for our customers and shareholders through prudent exposure management, underwriting initiatives, and sensitivity to geographic concentrations as well as through reinsurance as noted above.
Claims Management
Our subsidiary, Universal Adjusting Corporation d/b/a Alder Adjusting (“Alder”), manages our claims processing and adjusting functions from claim inception to conclusion, which we believe allows us to increase efficiency and provide a high level of customer service. Alder updates its claims-handling procedures over time in response to market trends. Through Alder, we have adopted initiatives to adjust and pay straightforward, meritorious claims as promptly as possible through timely analysis and on-site field adjusting. Alder also has increased its use of technology to inspect properties and facilitate adjusting claims. In addition to our in-house claims operation, we assign some field inspections to third-party adjusters. Our relationships with these adjusters enable us to continue to provide high quality and timely service following a catastrophe, such as a hurricane in coastal states, and during any other period of unusually high claim volume. Through our continuous improvement and operational excellence initiatives, we continue to evaluate ways in which we can improve the customer’s claims experience. Alder’s data intelligence allows the Insurance Entities, ERA, and our reinsurance partners to identify trends and refine the underwriting process and guidelines to seek adequate pricing and identify needed adjustments. Our claims management operations provide cost-effective solutions in servicing claims for the Insurance Entities and generates additional fee income from adjusting claims ceded to reinsurers.
Our in-house claims litigation team continues to focus on more effectively and efficiently protecting our rights in litigation, including through subrogation. Subrogation is the act of seeking reimbursement from a third party that caused a covered event to an insured for the amount we paid on the insured’s behalf. Reflecting our efforts to improve and enhance our claims operations and to address emerging claims and litigation trends, approximately 54% of our employees work in our claims management operations. Of these employees, 56% comprise our in-house claims litigation team.
Distribution
We market and sell our products primarily through our network of approximately 9,500 licensed independent agents (3,900 in Florida). Our strong relationships with our independent agents and their relationships with their customers are critical to our ability to identify, attract, and retain profitable business. We actively participate in the recruitment and training of our independent agents and provide each agency with training sessions on topics such as underwriting guidelines and submitting claims.

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
Investments
Funds in excess of operating needs for the Insurance Entities and UVE are invested in accordance with our investment policy guidelines. The Investment Committee of our Board oversees the investment portfolio and reports overall investment results to our Board, on a quarterly basis. The investment activities of the Insurance Entities are subject to regulation and supervision by the Florida Office of Insurance Regulation (“FLOIR”). See below under “—Government Regulation.” The Insurance Entities may only make investments that are consistent with regulatory guidelines, and our more restrictive investment policy guidelines for the Insurance Entities, including but not limited to, credit quality and concentration thresholds by issuer, by security type, and in aggregate, an average duration cap, and quarterly realized loss budget requirements. The primary objectives of our investment portfolio are the preservation of capital and providing adequate liquidity for claims payments and other cash needs. The portfolio’s secondary investment objective is to generate a stable risk-commensurate return with an emphasis on investment income while at the same time maintaining the high-quality standards of the portfolio. Our investment guidelines for fixed-income investments limit duration to 5 years or less and require a portfolio average credit rating of A- or better. UVE is not subject to the statutory investment guidelines governing insurance companies. Therefore, the investments made by UVE may differ from those made by the Insurance Entities.
See “Part II—Item 8—Note 3 (Investments)” for more information about our investments.
Markets and Competition
Markets
We sell insurance products in the following 19 states: Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Virginia and Wisconsin. We have an additional license to write in Tennessee. During 2025, 72.6% of our overall direct premiums written were in Florida. The Florida market as a whole tends to consistently be a top-three personal residential homeowners insurance market in the United States based on direct premiums written, due in large part to higher average pricing levels that are necessary to address the hurricane risk exposure in the state, the litigation environment, and other market conditions.
Hurricanes or other catastrophic events can significantly impact earnings for insurance carriers in Florida and other coastal states, depending on the strength of their reinsurance programs and partners and the level of net retention to which the carriers subscribe. For example, volatility and market dislocation were evident in Florida following Hurricane Andrew in 1992, the 2004 and 2005 hurricane seasons (during which eight hurricanes made landfall in coastal states), as well as following 2017 (Hurricane Irma), 2018 (Hurricanes Michael and Florence), 2022 (Hurricane Ian), 2023 (Hurricane Idalia) and 2024 (Hurricanes Debby, Helene and Milton). Earnings of insurance carriers can also be affected by years similar to 2020 where there was a heightened frequency of events (e.g., Hurricanes Sally, Isaias, Zeta and Eta). Given the potential for significant personal property damage, the availability of homeowners insurance and claims servicing are vitally important to coastal states’ residents. The benefits of UVE’s reinsurance strategy in 2025 and the specific programs are further discussed below and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Several states, including Florida, have insurance mechanisms that provide insurance to consumers who are not otherwise able to obtain coverage in the private insurance market. The largest such insurance mechanism is Florida’s Citizens Property Insurance Corporation (“Citizens”). The degree to which these state-authorized insurance mechanisms compete with private insurers such as the Insurance Entities varies over time depending on market and public policy considerations beyond our control. Citizens’ rate changes are limited by law, and accordingly, in times of rising insurance rates its premiums can significantly lag those of the authorized market. This in turn causes Citizens to increasingly become the low-cost option for many policyholders; in essence, in hard markets Citizens has a statutorily-created, and ultimately consumer-subsidized, pricing advantage over authorized insurers operating in the state, including the Insurance Entities. Although the gap between Citizens’ premiums and admitted market premiums typically narrows as market conditions improve, its premium can remain competitive with those in the admitted market for several years due to cumulative effects of the statutory caps and public policy decisions.
Price
Pricing has generally been defined by “hard” and “soft” cyclical markets. Hard markets are those in which policy premiums are increasing (as a result of periods of capital shortages resulting in a lack of insurance availability, relatively low levels of price competition, and more selective underwriting of risks). Soft markets are those in which pricing has stabilized or is decreasing (as a result of periods of greater capital availability, relatively high levels of price competition and less restrictive underwriting standards). Many factors influence the pricing environment, including, but not limited to, catastrophic events, loss experience, GDP growth/contraction, inflation, interest rates, legislation, primary insurance and reinsurance capacity and availability, share-of-wallet competition, the prevalence of litigation (including claims representation abuses, solicited claims and other first-party litigation), technological advancements in distribution, underwriting, claims management and overall operational efficiencies, and the risk appetite of competitors.
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
The current trends in the industry in regard to ease-of-use suggest an increased focus on utilizing technology in the distribution channel, enabling technology and machine learning in the underwriting domain, as well as utilizing actionable intelligence in claims management services. We strive to improve the customer experience across all consumer touch points. We are committed to delivering solutions that enable the consumer to prepare, protect, and recover from losses as well as to learn about insurance. We believe effective integration and knowledge transfer to the consumer will result in improved customer satisfaction and encourage consumer retention. In addition, UVE’s strong operating teams and streamlined in-house value-added services strive to provide value to consumers through operating efficiencies across the business. Our monthly weighted average renewal retention rate for the year ended December 31, 2025 was 92.5%.
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
Developing and implementing our reinsurance strategy to adequately protect our balance sheet and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key strategic priority for UVE. For 2025, the Insurance Entities utilized excess of loss reinsurance in various forms. The benefits of the reinsurance strategy in 2025 and the specific programs are further discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In order to limit our potential exposure to catastrophic events, the Insurance Entities purchase significant reinsurance from a variety of third-party reinsurers, including traditional reinsurers, alternative capital providers, and government entities such as the Florida Hurricane Catastrophe Fund (the “FHCF”). The FLOIR requires the Insurance Entities, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ respective 2025-2026 reinsurance programs meet the FLOIR’s requirements, which are based on, among other things, successfully demonstrating cohesive and comprehensive reinsurance programs that satisfy a series of stress test catastrophe loss scenarios based on past historical events. Similarly, the Insurance Entities’ respective 2025-2026 reinsurance programs meet the stress test and review requirements of Demotech’s Financial Stability Rating® of “A” (Exceptional) and Kroll’s insurer financial strength rating of “A-”.
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
Government Regulation
We are subject to extensive regulation in the markets we serve, primarily at the state level, and will become subject to the regulations of additional states in which we seek to conduct business in the future. These regulations cover all aspects of our business and are generally designed to protect the interests of policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and policy forms, investment parameters, underwriting requirements and guidelines, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges, and a variety of other financial and non-financial components of our business. From time to time, states also enact legislation designed to increase consumer protections and curtail fraud or abuses in the insurance market.
State insurance laws and regulations affect substantially all aspects of our business. Accordingly, interpretations of those laws and changes to those laws over time have significant impacts on our business, whether favorable or unfavorable. For example, the Insurance Entities experienced significant increases in losses and LAE in the years prior to 2022 as Florida laws in effect at the time led to a proliferation of solicited, represented and litigated claims. The market has improved in the years that have followed as the Florida legislature passed reforms to address the key underlying drivers of the insurance market’s deterioration. The Florida market therefore has experienced both the unfavorable effects of the pre-reform laws and the evolving favorable effects of the law changes. Changes in laws and government regulations often apply only prospectively and can result in extended periods before their effects, whether favorable or unfavorable, are fully recognized.

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
Florida holding company laws also require certain insurers to submit an Own Risk and Solvency Assessment, or ORSA, summary report to the FLOIR each year, summarizing the insurer’s evaluation of the adequacy of its risk management framework. The Company filed its most recent ORSA summary report in May 2025.
Capital Requirements
State insurance authorities monitor insurance companies’ solvency and capital requirements using various statutory requirements and industry ratios. States require minimum capital levels based on the lines of business written by a company and set requirements regarding the ongoing amount and composition of capital. Certain state regulators also require deposits in their respective states. See “Part II—Item 8—Note 5 (Insurance Operations)” for more information about state deposits. As a company grows, additional capital measures and standards may be implemented by a regulator. Regulatory authorities use a risk-based capital (“RBC”) model published by the National Association of Insurance Commissioners (“NAIC”) to monitor and regulate the capital adequacy and solvency of licensed property and casualty insurance companies. These guidelines measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing, (ii) declines in asset values arising from credit risk and (iii) other business risks. Most states, including Florida, have enacted the NAIC guidelines as statutory requirements, and insurers having less surplus than required by applicable statutes and ratios are subject to varying degrees of regulatory action depending on the level of capital inadequacy. As of December 31, 2025, the Insurance Entities’ RBC ratios exceed applicable statutory requirements.
Restrictions on Dividends and Distributions
As a holding company with no significant business operations of its own, we rely on dividend payments from our subsidiaries as our principal source of cash to pay shareholder dividends, purchase our common shares, support subsidiary operations and development, and meet our short- and long-term obligations. Dividends paid by our subsidiaries other than the Insurance Entities are not subject to the statutory restrictions set forth in the Florida Insurance Code. Dividends paid by UVE to our shareholders in 2025 were paid from the earnings of UVE and our subsidiaries other than the Insurance Entities.
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
Most states, including Florida, require licensure and insurance regulatory authority approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, reinsurance, character and experience of its officers and directors, rates, forms, and other financial and non-financial aspects of the company. The insurance regulatory authorities may prohibit entry into a new market by not granting a license or by withholding approval for an insurer to write new lines of business. The Insurance Entities are subject to comprehensive regulatory oversight and regulations, which include periodic reporting to regulators and regulatory examinations to assure they maintain compliance with statutory requirements, and the payment of fees, premium taxes, and assessments in order to maintain their licenses.
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
Statutory Insurance Organizations
Many states in which the Insurance Entities operate have statutorily-mandated insurance organizations or other insurance mechanisms in which the Insurance Entities are required to participate or to potentially pay assessments. Each state has insurance guaranty association laws providing for the payment of policyholders’ claims when insurance companies doing business in that state become insolvent. These guaranty associations typically are funded by assets of the failed insurance companies and by assessments on insurance companies transacting business in the respective states. When the Insurance Entities are subject to assessments, in some instances they must promptly remit the assessed amounts to the guaranty associations. The Insurance Entities subsequently seek to recover the remitted assessment amounts through recoupments from policyholders. In other instances, the Insurance Entities might be directed to collect assessments by adding a surcharge to their policies and remitting the collected amounts to the guaranty associations. This surcharge approach, which is currently in effect in Florida, does not result in out-of-pocket payments by the Insurance Entities that must be recovered through recoupments. However, in the event the Insurance Entities are required to pay assessments up front and recover those amounts through recoupments, they might not be able to fully recoup the amounts of those assessments. Such unrecovered amounts can be credited against future assessments, or the remaining receivable may be written off. While we cannot predict the amount or timing of future guaranty association assessments, we believe that any such assessments will not have a material effect on our financial position or results of operations.
Human Capital Resources
The Company is a vertically integrated insurance holding company with its employees performing substantially all insurance and support related services for our Insurance Entities, including policy underwriting, marketing, online distribution, risk management and claims management. As of December 31, 2025, we had 929 full-time employees, of whom 89% are based in Florida. Approximately 54% of our employees work in our claims management operations. Our in-house claims litigation team represents 30% of our full-time employees. In the event we experience an unusually high volume of claims due to a hurricane or severe weather event, in addition to cross-trained staff, the Company utilizes outsourced third-party adjusters and outsourced call center support to maintain regulatory and internal service standards.
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
The following summarizes the material factors that may render an investment in our securities speculative or risky. When any one or more of the following risks materialize from time to time, our business, reputation, financial condition, cash flows, and results of operations can be materially and adversely affected, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face; our operations can also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations, or by various risks that are generally applicable to most companies. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Some of the factors, events, and contingencies described below have already affected us and may impact us again in the future.
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
Over the years, notable changes in long-term weather patterns have been observed, including an increase in both the frequency and intensity of severe convective events. These trends are frequently associated with climate change, a process linked to rising global temperatures that impact worldwide weather systems. In general, climate change may affect the occurrence of certain natural events, such as increasing the frequency or severity of wind, tornado, hailstorm, and thunderstorm events due to increased convection in the atmosphere. There could also be increasingly frequent wildfires in certain geographies, more flooding, and increased severity of hurricanes due to higher sea surface temperatures. To the extent the frequency or severity of weather events continues to be exacerbated due to changing weather patterns or conditions, we may experience increased catastrophe losses in both coastal and non-coastal areas. This may cause increases in claims-related and/or reinsurance costs and may negatively affect our ability to provide homeowners insurance to our policyholders in the future. In addition, increased frequency of catastrophic events could result in increased credit exposure to the reinsurers with which we transact business. Our actual losses from catastrophic events might exceed levels protected against by the Insurance Entities’ respective reinsurance programs or might be larger than anticipated if one or more of our reinsurers fail to meet their obligations. As a result, incurred losses from such events and the demand, price and availability of reinsurance coverages for homeowners insurance may be affected.
In addition, despite our catastrophe management programs, we retain material exposure to catastrophic events. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which could have a negative impact on our business. Catastrophes have eroded, and in the future may erode, our statutory surplus or ability to obtain adequate reinsurance which could negatively affect our ability to write new or renewal business. Catastrophic claim severity is also impacted by the effects of continued, high levels of inflation and increases in insured value and factors such as the overall claims, legal and litigation environments in affected areas, in addition to the geographic concentration of insured property.
Because we have significant exposure to the Florida market, our financial results are affected by the regulatory, economic and weather conditions in Florida.
Although we are licensed to transact insurance business in other states, we write a significant portion of our policies in Florida. Because of our concentration in Florida, and in particular, in Broward, Palm Beach and Miami-Dade counties, we are exposed to hurricanes, windstorms, and other catastrophes affecting South Florida. We have incurred, and may in the future incur, catastrophe losses in Florida in excess of those experienced in prior years, those estimated by catastrophe models we use, the average expected level used in pricing, and our current reinsurance coverage limits. We are also subject to claims arising from non-catastrophic weather events such as rain, hail, and high winds.
Prevailing regulatory, consumer behavior, legal, economic, political, demographic, competitive, weather, and other conditions in Florida disproportionately affect our revenues and profitability. For an extended period, the Florida homeowners’ insurance market was adversely impacted by claimant behaviors resulting in losses and LAE exceeding historical trends, losses experienced in other states, and losses we previously estimated. Law changes passed by the Florida legislature in December 2022 have produced notable benefits for claims arising after the new laws’ effective date. However, while the number of remaining pre-reform claims has declined substantially, those claims typically involve costly litigation and are difficult to resolve due to Florida’s prior attorneys’ fee statute.
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
We seek to take advantage of prudent opportunities to expand our core business into other states where we believe the independent agent distribution channel is strong. As a result of a number of factors, including the difficulties of finding appropriate expansion opportunities and the challenges of operating in unfamiliar markets, there can be no assurance that we will be successful in this diversification even after investing significant time and resources to develop and market products and services in additional states. Initial timetables for expansion may not be achieved, and price and profitability targets may not be feasible. As a new entrant, we may not understand all of the risks associated with entering into an unfamiliar market. For instance, the presence of major winter storms or other extreme weather events in states into which we have expanded, has, in some cases, constrained the effectiveness of our risk diversification strategy. This has occurred either by reducing anticipated profits outside of the Florida hurricane season or by increasing our aggregate risk in ways that were unforeseen at the time of market entry. This lack of experience in certain new markets could affect our ability to price risks adequately and develop effective underwriting standards. External factors, such as costs of compliance with state regulations, especially when different than the regulations of other states in which we do business, obtaining new licenses, competitive alternatives, time periods associated with adjusting product forms and rates and shifting customer preferences may also affect the successful implementation of our geographic growth strategy. Such external factors and requirements may increase our costs and potentially affect the speed with which we will be able to pursue new market opportunities. There can be no assurance that we will be successful in expanding into any one state or combination of states. Failure to manage these risks successfully could have a material adverse effect on our business, results of operations, and financial condition.
Actual claims incurred have exceeded, and in the future may exceed, reserves established for claims, adversely affecting our operating results and financial condition.
We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and LAE for reported and unreported claims as of the end of each accounting period. The reserve for losses and LAE is reported net of receivables for subrogation. Recorded claim reserves in the property and casualty business and amounts recoverable through subrogation are based on our best estimates of what the ultimate settlement and administration of claims will cost, both reported and incurred but not reported (“IBNR”). These estimates, which generally involve actuarial projections, are based on management’s assessment of known facts and circumstances, including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims and contractual terms. External factors are also considered, which include but are not limited to changes in the law, court decisions, changes to regulatory requirements, economic conditions including inflation as experienced in recent years, and consumer behavior. Many of these factors are not quantifiable and are subject to change over time. The effects of these numerous factors, including the timing of catastrophes in relation to other events, such as the end of a financial reporting period, can affect the availability of information needed to estimate reserves for the reporting period. The ultimate settlement of unpaid losses and LAE may vary materially from the recorded liability, and such variance may adversely affect the Company’s financial results.
In addition, there sometimes is a significant reporting lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time elapse before a definitive determination of liability is made. We continually refine reserve estimates as experience develops and as subsequent claims are reported and settled. Adjustments to reserves are reflected in the financial statement results of the periods in which such estimates are changed.
We continue to see pressure on claim costs, driven by labor shortages, rising material costs, and the impact of tariffs. Consequently, we have adjusted both current and prior year estimated losses upward. Because there is uncertainty when setting reserves and the changing circumstances of claims, the final cost of losses might end up being different from the reserves initially recorded. Such fluctuations could have a negative impact on our operating results and financial condition.
If we fail to adequately price the risks we underwrite, if emerging trends outpace our ability to adjust prices in a timely manner, or if we lose desirable exposures to competitors by overpricing our risks, we may experience underwriting losses, thereby depleting surplus at the Insurance Entities and capital at the holding company.
Our results of operations and financial condition depend on our ability to underwrite and set premiums adequately for a variety of risks while remaining competitive. Rate adequacy is necessary to generate sufficient premiums to pay losses, LAE, reinsurance costs, and underwriting expenses and to earn a reasonable profit. We endeavor to price our products adequately by collecting and analyzing a substantial amount of data; developing, testing, and applying relevant rating formulas and methodologies; closely monitoring and seeking to timely recognize changes in cost trends; and projecting both severity and frequency of losses and other costs including LAE, reinsurance costs and other underwriting costs. We utilize industry insurance data, internal claims experience and both internal and external actuarial experience during the rate making process. During the establishment of underwriting standards and the analogous rate making process, we also collect and leverage data points related to age, location, and relevant construction characteristics of properties and establish insurance-to-value estimates to help ensure adequate pricing. While addressing price adequacy, management also seeks to anticipate and navigate potential impacts to market share and competition.
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
•our ability to stay competitive as evolving technologies such as artificial intelligence (“AI”) and machine learning emerge and are increasingly used by our competitors to make pricing, underwriting, or other decisions;
•inflationary pressures on labor and materials, including supply chain disruptions;
•the effect of climate change or global or localized weather patterns on the frequency and severity of insured events from severe weather;
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
As a result, we could underprice risks, which, in the past, has and, in the future, could result in significant underwriting losses negatively impacting the profitability and financial condition of our Insurance Entities and the consolidated group. We also could overprice our risks, thereby making our products relatively less attractive than other alternatives, thereby negatively impacting our competitive position and potentially leading to a reduction in demand for our products and in our market share.
Unanticipated increases in the severity or frequency of claims adversely affect our profitability and financial condition.
Changes in the severity or frequency of claims affect our profitability. Changes in homeowners’ claim severity can be and have been driven by inflation in the construction industry, in building materials, and in home furnishings, as well as by other economic and environmental factors, including increased demand for services and supplies in areas affected by catastrophes, supply chain disruptions, tariffs, labor shortages, and prevailing attitudes towards insurers and the claims process as reflected through litigated claims or claims involving representation including continuing efforts by policyholder representatives to seek large settlements on pre-reform claims. However, changes in the level of the severity of claims are not limited to the effects of inflation and demand surge in these various sectors of the economy or to Florida’s disproportionately high incidence of represented claims. Increases in claim severity can also arise from unexpected events that are inherently difficult to predict. In addition, significant long-term increases in claim frequency also have an adverse effect on our operating results and financial condition. Further, the level of claim frequency we experience varies from period to period, and from region to region. Claim frequency can be influenced by natural conditions such as the number and types of severe weather events affecting areas where we write policies as well as by factors such as the prevalence of solicited and represented claims. Although we pursue various loss management initiatives in order to mitigate future increases in claim severity and frequency, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity and frequency.
The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.
We utilize a number of strategies to mitigate our risk exposure, such as:
•engaging in rigorous underwriting;
•monitoring and managing geographic risk concentration;
•carefully evaluating terms and conditions of our policies and binding guidelines; and
•ceding risk to reinsurers.
However, there are inherent limitations in all of these strategies, and no assurance can be given that an event or series of events will not result in loss levels in excess of those considered in our modeling, pricing or reinsurance placement, or that our non-catastrophe forecasts or modeling is accurate, which could have a material adverse effect on our financial condition or results of operations. It is also possible that losses could manifest themselves in ways that we do not anticipate and that our risk mitigation strategies are not designed to address. Such a manifestation of losses could have a material adverse effect on our financial condition and results of operations.

Pandemics and macroeconomic conditions could impact our business, financial results and growth.
Pandemics and other outbreaks of disease can have significant and widespread impacts. As we saw with the COVID-19 pandemic, outbreaks of disease can cause governments, public institutions, and other organizations to impose or recommend, and businesses and individuals to implement restrictions on, various activities or take other actions to combat the disease’s spread, such as warnings, restrictions, and bans on travel, transportation, or in-person gatherings, which could materially negatively impact our workforce as well as our business, operations, and financial results in many ways, both directly and indirectly. In general, other effects of a pandemic may include significant volatility and disruption of the global financial markets and limitations on access to sources of liquidity, among others.
In addition, inflation, tariffs, high interest rates, supply chain issues, labor shortages, and volatility in capital markets have and may continue to increase economic uncertainty. Any one or combination of these conditions may materially impact our business, results of operations or financial condition.
Because we rely on independent insurance agents, the loss of these independent agent relationships and the business they control or our ability to attract new independent agents could have an adverse impact on our business.
We currently market our policies to a broad range of prospective policyholders through approximately 3,900 independent insurance agents in Florida as well as approximately 5,600 independent insurance agents outside of Florida. As a result, our business depends on the marketing efforts of these independent agents and on our ability to offer products and services that meet their and their customers’ requirements. These independent insurance agents maintain the primary customer relationship. Independent agents typically represent other insurance companies in addition to representing us, and such agents are not obligated to sell or promote our products. Other insurance companies may pay higher commissions than we do, provide services to the agents that we do not provide or adapt to evolving technologies faster than we do. If other insurance companies are more attractive to the agents than we are, such as due to familiarity, pricing considerations, additional service offerings, ease of use, or perceived reliability, our business could be adversely affected. The emergence of AI or other machine learning technologies is likely to change the ways consumers and insurance agents shop for, evaluate and purchase insurance products in ways that are difficult to predict. We cannot provide assurance that we will retain our current relationships or be able to establish new relationships, with independent agents. The loss or decline in effectiveness of these marketing relationships could adversely affect our ability to attract new agents, retain our agency network, or more generally write new or renewal insurance policies, which could materially adversely affect our business, financial condition, and results of operations.
We rely on models as a tool to evaluate risk, and those models are inherently uncertain and may not accurately predict existing or future losses.
We use models developed by third-party vendors in assessing our exposure to catastrophe losses, and these models assume various conditions and probability scenarios. These models may not accurately predict future losses or accurately measure losses incurred. Although we use widely recognized and commercially available models to estimate our exposure to loss and LAE from hurricanes and certain other catastrophes, other models exist that might produce a wider or more narrow range of loss estimates, or loss estimates from perils considered less significant to our insured risks, such as wildfires. Additionally, the models themselves produce a range of results and associated probabilities of occurrence from which we can assess risks of exposure to catastrophic loss. While we use model outputs or analysis in connection with our pricing and risk management activities, there are limitations with respect to their usefulness in predicting losses in any reporting period. Examples of these limitations are significant variations in estimates between models, and material increases and decreases in model results across editions due to changes and refinements of the underlying data elements and assumptions, including with respect to the risks arising from weather patterns or climate change. Such limitations lead to questionable predictive capability and post-event measurements that have not been well understood or proven in some cases to be sufficiently reliable. In addition, the models are not necessarily reflective of company or state-specific policy language, demand surge for labor and materials, consumer behavior, prevailing or changing claims, legal and litigation environments, or loss settlement expenses, all of which are subject to wide variation by catastrophe. Further, in accordance with Florida law and regulatory requirements, we must use a model that has been reviewed and deemed acceptable by a state commission in accordance with standards over which we have no control and that might not align with our business. For these reasons and other factors that might not be known to us, the accuracy of models in estimating insured losses from prior storms has varied considerably by catastrophe when compared to actual results from those catastrophes.

Reinsurance may be unavailable in the future at reasonable levels and prices or on reasonable terms, which may limit our ability to write new business or to adequately mitigate our exposure to loss.
Our reinsurance program is designed to mitigate our exposure to catastrophes. Market conditions and public policy decisions beyond our control determine the availability and cost of the reinsurance we purchase and the ability of the FHCF to reimburse insurers at levels contemplated by their reimbursement contracts. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same or similar terms and rates as are currently available. In addition, our ability to afford reinsurance to reduce our catastrophe risk is dependent upon our ability to adequately and timely adjust rates for our costs, and there are no assurances that the terms and rates for our current reinsurance program will continue to be available next year or that we will be able to adjust our premiums commensurate with any changes. The Insurance Entities are responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by our reinsurance program and the FHCF, and for losses that otherwise are not covered by the reinsurance program. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices and terms that we consider acceptable, we would have to either accept an increase in our exposure to catastrophe losses, reduce our insurance writings, seek rate adjustments at levels that might not be approved or might adversely affect policy retention, or develop or seek other alternatives, which could have an adverse effect on our profitability and results of operations.
Reinsurance subjects us to the credit risk of our reinsurers, which could have a material adverse effect on our operating results and financial condition.
Reinsurance does not legally discharge us from our primary liability for the full amount of the risk we insure, although it does make the reinsurer liable to us in the event of a covered claim. As such, we are subject to credit risk with respect to our reinsurers. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including (i) our reinsurers’ financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract and (ii) whether insured losses meet the qualifying conditions and are recoverable under our reinsurance contracts for covered events or are excluded. Further, if a reinsurer fails to pay an amount due to us within 90 days of such amount coming due, we are required by certain statutory accounting rules to account for a portion of this unpaid amount as a non-admitted asset, which would negatively impact our statutory surplus. Our inability to collect a material recovery from a reinsurer, or to collect such recovery in a timely fashion, could have a material adverse effect on our operating results, financial condition, liquidity and surplus.
Our financial condition and operating results are subject to the cyclical nature of the property and casualty insurance business.
The property and casualty insurance market is cyclical and has experienced periods of significant price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of lower levels of competition, more selective underwriting standards, and relatively high premium rates. As premium levels increase in relation to anticipated losses and competitors perceive an increased opportunity for profitability such as in Florida’s current post-reform property insurance market, competition increases from new entrants to the market and expansion by existing participants. This leads to reductions in rate levels, broadening policy terms, and fewer opportunities to underwrite insurance risks. In addition, certain law changes take effect only with respect to new or renewal policies issued after the changes are adopted, which can favor new entrants to the market over insurers like the Insurance Entities that continue to service claims received under pre-reform policies. These conditions can have a material adverse effect on our results of operations and cash flows. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers, including changes resulting from multiple and/or catastrophic hurricanes and from increases in represented and litigated claims, affect the cycles of the property and casualty insurance business significantly. Negative market conditions, whether through adverse conditions resulting in higher losses and LAE or through competition affecting rate levels and policy coverage language, can impair our ability to write insurance at rates that we consider adequate and appropriate relative to the risk written. To the extent that we cannot write insurance at rates we consider appropriate, our business is materially and adversely affected. We cannot predict whether market conditions will improve, remain constant or deteriorate. An extended period of negative market conditions could have a material adverse effect on our business, financial condition and results of operations.
An overall decline in the housing market or general economic conditions could have a material adverse effect on the financial condition and results of operations of our business.
Our performance and ability to issue new policies and retain existing policies is closely tied to home sales, economic activity, construction costs, household income, and employment levels. The demand for property and casualty insurance generally rises as the overall level of household income increases and generally falls as household income decreases, which can impact our revenue and financial condition. In addition, homeowners often purchase property insurance at the time of the purchase of a home, and decreased activity in the residential housing market could impact our ability to generate new business.
Higher mortgage rates and declining affordability have recently strained the housing market, leading to a decrease in first-time homebuyers and overall housing market activity. A decrease in housing market activity due to adverse economic conditions, inflation, tariffs, elevated interest rates, geopolitical tensions, or other factors, could result in a decline in the property and casualty insurance industry and reduction in the sale of our policies, reduced renewal rates, and increased cancellations of existing policies. Weak economic conditions can also impact our existing policyholders. During periods of economic uncertainty, consumers may prioritize other expenses over purchasing or renewing property and casualty insurance. This shift in consumer priorities can lead to a decrease in demand for our products, further impacting our sales and revenue. Homeowners facing financial difficulties may choose to cancel existing insurance policies, modify their coverage, or not renew the policies they hold with us, leading to lower renewal rates. Economic stress can also result in lower property values, which in turn can reduce the premiums we collect on existing policies. This reduction in income could adversely affect our revenue and profitability. Additionally, financially stressed homeowners may be more likely to file claims, and the cost of claims may rise if economic conditions, including impacts from recent tariffs, lead to increased costs for construction or repairs.
Our success depends, in part, on our ability to attract, retain, and develop talented employees, and the loss of any one of our key personnel could adversely impact our operations.
The success of our business depends, in part, on the leadership and performance of our executive management team and key employees and on our ability to attract, retain, develop and motivate talented employees in a rapidly changing technological environment. Competition for these individuals is intense, especially as new and existing insurers seek to expand their businesses, and our ability to operate successfully may be impaired if we are not effective in filling critical leadership positions, developing the talent and skills of our human resources, assimilating new executive talent into our organization, or deploying human resource talent consistent with our business goals.
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
From time to time, we are subject to civil or administrative actions and litigation. In Florida, insurance companies, including the Insurance Entities, have experienced high rates of first-party litigation due to institutionalization of a representation and litigation-oriented climate. Although we strive to pay meritorious claims in a fair and prompt manner, civil litigation can result when we do not pay insurance claims in the amounts or at the times demanded by policyholders or their representative. We also are subject to litigation and administrative actions arising from the conduct of our business and the regulatory authority of state insurance departments or other agencies having oversight or enforcement authority over the various aspects of our business. Further, we are subject to other types of litigation inherent in operating our businesses, employing personnel, contracting with vendors and otherwise carrying out our affairs. As industry practices and legal, judicial, social, and other environmental conditions change, unexpected and unintended issues related to claims and coverage have arisen and may in the future arise, including judicial expansion of policy coverage and the impact of new theories of liability, plaintiffs targeting property and casualty insurers in purported class-action litigation, litigation financing or other forms of litigation relating to claims-handling and other practices incentivizing increases in disputed or litigated claims. Multiparty or class action claims and similar types of actions, especially when incentivized by potential recoveries by representative plaintiffs and their attorneys, present additional exposure to substantial economic, non-economic, or punitive damage awards. This exposure, and the costs of protracted litigation, can result in decisions to settle litigation notwithstanding our belief that meritorious defenses exist or that we ultimately would prevail at trial or on appeal. Litigation or regulatory matters have negatively affected and may in the future negatively affect us by resulting in the payment of substantial awards or settlements, increasing legal and compliance costs, requiring us to change certain aspects of our business operations, diverting management attention from other business issues, harming our reputation with agents, customers, reinsurers, creditors, regulators or others, or making it more difficult to attract or retain customers and to recruit and retain employees or agents.
Failure to maintain or enhance our brand or damage to our reputation could adversely impact our business.
Any harm to our reputation or failure to maintain or enhance our brand recognition could materially and adversely affect our business, financial condition and results of operations. Regulatory inquiries or investigations, lawsuits initiated by policyholders or other third-parties, employee misconduct, and perceptions of unfair claims handling, among other things, could substantially damage our reputation, even if they are without merit. Moreover, any negative media publicity about the insurance industry or claims handling, whether about us, our competitors or the market as a whole, could negatively impact our reputation and brand. There has been a marked increase in the use of social media platforms and similar devices to disseminate information or opinions. Information posted may be adverse to our interests or may be inaccurate, which may harm our business. The harm may be immediate and may disseminate rapidly and broadly, without affording us an opportunity for redress or correction. Harm also can result from the cumulative long-term effect of negative public perception of the residential property insurance market as a whole, which manifests in ways and over time periods that also do not allow us an opportunity to address or correct misinformation or erroneous perceptions.
If we are unable to maintain our reputation or further enhance our brand recognition, our ability to attract and retain policyholders, insurance agents and key employees could be harmed and, as a result, our business and revenues could be materially and adversely affected.
Our future results are dependent in part on our ability to successfully operate in a highly competitive insurance industry.
The property and casualty insurance industry is highly competitive. We compete against large national carriers that have greater capital resources and longer operating histories, regional carriers, and managing general agencies, as well as newly formed and less-capitalized companies that might have more aggressive underwriting or pricing strategies. Many of these entities may also be affiliated with other entities that have greater financial and other resources than we have. When competitors attempt to increase market share by lowering rates, we can experience reductions in our underwriting margins or a decline in sales of our insurance policies as customers purchase lower-priced products from our competitors. Competitors also might adopt more prompt or more effective solutions to adverse market conditions than we are able to implement, including through the use of AI or machine learning, providing those competitors with a competitive advantage through lower losses and LAE, more competitive premium levels, or a greater ability to expand their businesses. Additionally, due to statutorily-imposed limits on rate increases, Florida’s residual property insurance market, Citizens, charges lower premiums in some areas or for some policy types than what the Insurance Entities are able to charge in accordance with applicable regulatory filings, actuarial standards and prudent financial management.
Also, some law changes intended to alleviate abuses in the property insurance market apply only prospectively to policies issued or renewed after the new laws’ effective dates, potentially creating competitive advantages for insurers that enter markets or expand writings after the laws’ effective dates as compared to insurers like the Insurance Entities, which continue to have certain policy and claims servicing obligations on previously issued policies.
Because of the competitive nature of the insurance industry, including competition for producers such as independent agents, there can be no assurance that we will continue to develop and maintain productive relationships with independent agents, effectively compete with our industry rivals, or that competitive pressures will not have a material adverse effect on our business, operating results or financial condition. There is also a risk that consumer preferences regarding insurance providers may change over time, and that we may not effectively adapt our business model in reaction to these changing preferences, including choosing to purchase insurance through direct-to-consumer providers or other channels.
A downgrade in our financial strength or stability ratings may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition.
Residential property insurers like the Insurance Entities must maintain financial strength or stability ratings from at least one rating organization acceptable to each of the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”). Our Insurance Entities maintain Financial Stability Ratings® of “A” (“Exceptional”) by Demotech and insurance financial strength ratings of “A-” by Kroll. In addition, these and similar ratings contribute to customers’ and agents’ perceptions of the competitive position of insurance companies and therefore can have an effect on an insurance company’s business. Rating agencies review the financial performance and condition of insurers on an ongoing basis and can downgrade or change the outlook on an insurer’s ratings due to, for example, a reduction in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; a change in the perceived adequacy of an insurer’s reinsurance program; an increase in the perceived risk of an insurer’s investment portfolio; reduced confidence in management or a host of other considerations that may or may not be within an insurer’s knowledge or control. Because these ratings are subject to continuous review, the retention of these ratings cannot be assured. A downgrade in or withdrawal of these ratings, or a decision by a rating agency to require us to make a capital infusion into the Insurance Entities or otherwise alter operations to maintain its rating, may adversely affect our liquidity, operating results and financial condition. A downgrade to or loss of a rating also might cause reputational damage to us among customers, insurance agents, reinsurers, creditors, regulators or others that could affect our ability to write and retain business. In addition, our failure to maintain at least one financial strength or stability rating acceptable in the secondary mortgage market would adversely affect our ability to write new and renewal business. Further, a downgrade to or reduction of our financial strength or stability ratings below acceptable levels could constitute a default under the Company’s credit obligations. Financial strength and stability ratings are primarily directed towards policyholders of the Insurance Entities, are not evaluations directed toward the protection of our shareholders and are not recommendations to buy, sell or hold securities.
Breaches or other failures of our information systems or denial of service on our website could have an adverse impact on our business and reputation.
Our ability to effectively operate our business depends on our ability, and the ability of certain third-party vendors and business partners, to access our computer systems to perform necessary business functions, such as providing quotes and product pricing, billing and processing premiums, administering claims and reporting our financial results. Our business and operations rely on the secure and efficient processing, storage and transmission of customer and company data, including policyholders’ nonpublic personal information, financial information, and proprietary business information, on our computer systems and networks. Unauthorized access to personally identifiable information, even if not financial information, could be damaging to all affected parties. Breaches can involve attacks intended to obtain unauthorized access to nonpublic personal information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, including through the introduction of computer viruses or malware, cyberattacks and other means; breaches can also be caused by human error, such as employees falling victim to phishing schemes or computer coding errors that may inadvertently leave data exposed.
Our computer systems and our vendors’ computer systems are vulnerable to unauthorized access and hackers, computer viruses and other scenarios in which our data may be exposed or compromised. Cyberattacks can originate from a variety of sources, including third parties who are affiliated with foreign governments or employees acting negligently or in a manner adverse to our interests. Third parties may seek to gain access to our or our vendors’ systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers, or other users of our systems. These threat actors have grown increasingly sophisticated and have begun using tools like AI to facilitate cyberattacks, leaving us increasingly vulnerable to these kinds of attacks. Our systems also may inadvertently expose, through a computer programming error or otherwise, confidential information as well as that of our customers and third parties with whom we interact.
Our computer systems and our vendors’ computer systems have been, and likely will continue to be, subject to cyberattacks, data breaches, cybersecurity incidents, computer viruses, other malicious codes, or other computer-related penetrations. We commit significant resources to administrative and technical controls to prevent cyber incidents and protect our information technology, but our preventative actions to reduce the risk of cyber threats may be insufficient to prevent physical and electronic break-ins and other cyberattacks or security breaches, including those due to human vulnerabilities. Any such event could damage our computers or systems; compromise our confidential information as well as that of our customers and third parties with whom we interact; significantly impede or interrupt business operations, including denial of service on our website; and could result in violations of applicable privacy and other laws, financial loss to us or to our policyholders, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and reputational harm, all of which could have a material adverse effect on us. We expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities, exposures, and information security events. Due to the complexity and interconnectedness of our systems, the process of enhancing our protective measures can itself create a risk of systems disruptions and security issues.
The increase in the use of cloud technologies and in consumer preference for online transactions can heighten these and other operational risks. Any disruption, outage, or degradation in cloud computing performance could impair our ability to operate. Such incidents could result in operational delays, customer dissatisfaction, and reputational harm. Certain aspects of the security of such technologies are unpredictable or beyond our control, and this lack of transparency may inhibit our ability to discover a failure by cloud service providers to adequately safeguard their systems and prevent cyberattacks that could disrupt our operations and result in misappropriation, corruption or loss of confidential and other information. In addition, there is a risk that encryption and other protective measures, despite their sophistication, may be defeated, particularly to the extent that new computing technologies vastly increase the speed and computing power available. Further, the interconnectedness of our technology platforms and those of direct or indirect third-party providers could result in disruptions to our service due to malfunctions of or errors in third-parties’ software or systems that are beyond our control.
In addition, any significant data security breach of our independent agents or third-party vendors could harm our business and reputation. Furthermore, we are subject to certain federal and state privacy and data protection regulations. These regulations vary among jurisdictions, are subject to change especially as technologies evolve, and may require us to modify our data processing practices and policies and to incur additional costs and expenses. A cyberattack or other breach could result in penalties, regulatory scrutiny, or litigation under these laws and regulations.
Our ability to implement or adjust to technological changes, especially regarding AI, may be limited, or we could introduce technology containing errors, which may trigger regulatory issues and put us at a competitive disadvantage.
Developments in technology are affecting the insurance business. For example, insurance companies are beginning to use AI in a number of applications, including risk assessment, administrative aspects of claims processing, customer service, fraud detection, and predictive analytics and modeling. We believe that the development and implementation of new technologies will require additional investment of our capital resources in the future, and it is possible that we may not be able to effectively implement or adapt to new technologies. We have not determined the amount of resources and the time that this development and implementation may require, which may result in short-term, unexpected interruptions to our business as we endeavor to develop or implement new technologies. Any development of new technologies, including AI, may introduce new risks. AI algorithms and the data used to train them may be incomplete or inadequate, and any disruption or failure of AI product offerings may result in adverse impacts to our business operations or reputation. There is a risk that our competitors may utilize these technologies more effectively than us, which may result in a competitive disadvantage in price and/or efficiency. Federal and state authorities, and foreign jurisdictions, have proposed or enacted legislation or regulations relating to the development and use of AI, which could be interpreted in ways that would affect our development and use of AI and other similar technologies. These laws or regulations may vary or be inconsistent across jurisdictions in which we do business. Further, the insurance business is subject to extensive regulations that might affect our ability, or the ability of the insurance industry as a whole, to use AI as effectively as other types of businesses. In addition, the cost to comply with such laws or regulations could be significant.
Lack of effectiveness of exclusions and other loss limitation methods in the insurance policies we write or changes in laws and/or potential regulatory approaches relating to them could have a material adverse effect on our financial condition or results of operations.
All of the policies we issue include exclusions or other conditions that define and limit coverage. These exclusions and conditions are designed to manage our exposure to certain risk types or risk characteristics and to expanding theories of legal liability. In addition, applicable law limits the time period during which a policyholder may bring a claim under the policy. It is possible that a regulatory authority would refuse to approve an exclusion or a court could nullify or void an exclusion or limitation or interpret existing coverages more broadly than we anticipate, that legislation could be enacted modifying or barring the use of these exclusions or limitations, or that legislation purporting to implement limitations or exclusions will be determined by courts to be ineffective or less effective than anticipated. This could result in higher than anticipated losses and LAE by extending coverage beyond our underwriting intent or increasing the number or size of claims, which could have a material adverse effect on our operating results. In some instances, the intended effects of approved policy language and court interpretations of the same may not become apparent until sometime after we have issued the insurance policies and case law sets a precedent for legal interpretation of them. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.
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
RISKS RELATING TO THE INSURANCE INDUSTRY
We are subject to extensive regulation, and potential further restrictive regulation may increase our operating costs and limit our growth and profitability.
The laws and regulations affecting the insurance industry are complex and subject to change. Compliance with these laws and regulations may increase the costs of running our business and may even slow our ability to respond effectively and quickly to operational opportunities. Moreover, these laws and regulations are administered and enforced by a number of different governmental authorities, including state insurance regulators and state attorneys general, each of which exercises a degree of interpretive latitude. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and achieve or improve the profitability of our business. Furthermore, in some cases, laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, and not shareholders of insurance companies. These laws and regulations often are impacted by changes from time to time in the elected or appointed officials who are responsible for developing, adopting, implementing and enforcing them. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business or effectively respond to changing market conditions, and may place constraints on our ability to meet our revenue and net profit goals.
The Insurance Entities are each domiciled in Florida and are highly regulated by state insurance authorities in Florida. The Insurance Entities are also regulated by state insurance authorities in the other states in which they conduct business. Such regulations, among other things, require that certain transactions between the Insurance Entities and their affiliates must be fair and reasonable and require prior notice and non-disapproval of such transactions by the applicable state insurance authority. State regulations also limit the amount of dividends and other payments that can be made by the Insurance Entities without prior regulatory approval and impose restrictions on the amount and type of investments the Insurance Entities may make. Other state regulations require insurance companies to file insurance rates and policy forms for review, restrict our ability to cancel or non-renew policies and determine statutory accounting standards.. These regulations also affect many other aspects of the Insurance Entities’ businesses. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance efforts and other expenses of doing business. If the Insurance Entities fail to comply with applicable regulatory requirements, the regulatory agencies can revoke or suspend the Insurance Entities’ licenses, withhold required approvals, require corrective action, impose operating limitations, impose penalties and fines or pursue other remedies available under applicable laws and regulations.
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
From time to time, public policy preferences and perceptions affect the insurance market, including insurers’ efforts to effectively maintain rates that allow us to reach targeted levels of rate adequacy and profitability. Despite efforts to address rate needs and other operational issues analytically, facts and history demonstrate that public policymakers, when faced with untoward events and adverse public sentiment, have acted and may in the future act in ways that impede our ability to maintain a satisfactory correlation between rates and risk. This has included, and in the future may include, policymakers’ failures to take steps to address the causes of adverse market conditions. Such acts or failures to act may affect our ability to obtain approval for or implement rate changes that we believe are necessary to attain rate adequacy along with targeted levels of profitability and returns on equity. Additionally, because the Insurance Entities often must obtain regulatory approval prior to changing rates, delays in the filing, review or implementation of rate changes can adversely affect our ability to attain rate adequacy. This is especially the case in hard markets, where insurers typically are submitting filings for rate increases and thereby adding to regulators’ workload and affecting their ability to timely review filings. When state regulations allow our Insurance Entities to implement rate changes while filings are pending, we risk having to refund premiums if the implemented changes are greater than those ultimately approved. Our ability to pay for reinsurance required to appropriately reduce our catastrophe risk also depends in part on our ability to adjust rates for our costs.
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
Regulatory ratios and evaluation metrics serve only as regulatory monitoring tools and do not take into account the range of circumstances that might affect specific insurers or the insurance market as a whole. Accordingly, these metrics do not provide assurance that a particular insurer’s surplus level is adequate or appropriate for its current or prospective business. Any changes in existing RBC requirements, minimum statutory capital requirements, or applicable writings ratios may require us to increase our statutory capital levels, which we may be unable to do, or require us to reduce the amount of premiums we write, which could adversely affect our business and our operating results.

RISKS RELATING TO DEBT OBLIGATIONS
To service our debt, we will require a significant amount of cash. Our ability to generate cash depends on many factors.
In November 2021, we issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”). See “Part II—Item 8—Note 7 (Debt).” Our ability to make payments on or to refinance our indebtedness, including our ability to meet our obligations under the Notes, and to fund our operations depends on our ability to generate cash. This will depend on our financial and operating performance, which are subject to our loss and loss adjustment experience, weather and climate trends, and general economic, financial, competitive, legislative, regulatory, and capital market conditions that are beyond our control. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be unable to obtain new financing or to fund our obligations to our customers and business partners, implement our business plans, sell assets, seek additional capital, or restructure or refinance our indebtedness, including the Notes. As a result, we may be unable to meet our obligations under the Notes. In the absence of sufficient capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. We may not be able to consummate those dispositions of assets or obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due, including obligations under the Notes.
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
The Company assesses cybersecurity risks, along with other key risks through its comprehensive Enterprise Risk Management (“ERM”) framework. This framework mandates the compilation of a quarterly risk packet, which includes the results of Key Performance Indicators (“KPIs”) for the designated risks and determinations as to where the results fell within the predefined tolerance threshold. All key risks are identified at the company level, which is governed by the Risk Committee of the Board and encompasses the broad spectrum of risks, including cybersecurity risks and threats, which are integral to the Company’s strategic objectives.
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

The Risk Committee is tasked with developing and overseeing risk management processes and systems of internal controls. These are intended to ensure that management and the Company’s Board of Directors have identified, and evaluated key enterprise risks and implemented mitigating controls. This includes the groups Incident Management and Information Security Plan, which assesses, identifies, and manages cybersecurity risks. The Risk Committee reports to and receives direction from the Board as part of its oversight function.
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
IT Department
The Company has appointed our CIO to establish, implement, and carry out our cybersecurity risk management policies and processes, including the Incident Management and Information Security Plan, and to facilitate the communication of such matters to the Risk Committee and the Board. Our CIO has over 20 years of NIST experience auditing, creating and complying with controls in support of the Sarbanes-Oxley Act of 2002, and holds several information security and data privacy certifications. Other IT senior members of management responsible for our cybersecurity program also have extensive experience assessing and managing cybersecurity risks. Our CIO and Security Team have over 30 years of experience in information technology and cybersecurity positions.
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
We conduct our insurance operations primarily from office buildings, which we own, in three locations: Fort Lauderdale, Florida; Altamonte Springs, Florida; and Eagan, Minnesota.
The majority of our operations is conducted from these facilities. We believe that our facilities and equipment are generally well maintained, in good operating condition and suitable and adequate for our present operations. The current facilities are expected to be adequate for our operations for the near future.
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
Many of these legal proceedings involve disputes as to coverage or the scope and amount of damage arising from claims under contracts or policies that the Company underwrites. The Company establishes reserves for its anticipated claims obligations and records an estimate for expected reinsurance recoveries. From time to time, the Company is also involved in various other legal proceedings unrelated to claims disputes. The Company contests liability and/or the amount of damages as it considers appropriate according to the facts and circumstances of each matter.
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
Our common stock, par value $0.01 per share, is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “UVE.” As of February 23, 2026, there were 54 shareholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
As of December 31, 2025 and 2024, there was one shareholder of our Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). We declared and paid aggregate dividends to this holder of record of the Company’s Series A Preferred Stock of $10,000 for each of the years ended December 31, 2025 and 2024.
Stock Performance Graph
The following graph and table compare the cumulative total stockholder return of our common stock from December 31, 2020 through December 31, 2025 with the performance of: (i) Standard & Poor’s (“S&P”) 500 Index, (ii) Russell 2000 Index and (iii) S&P Insurance Select Industry Index. We are a constituent of the Russell 2000 Index and the S&P Insurance Select Industry Index. S&P Insurance Select Industry Index consists of all publicly traded insurance underwriters in the property and casualty sector in the United States.

	Period Ended
Index	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Universal Insurance Holdings, Inc.	$118.39	$78.71	$124.47	$170.27	$281.48
S&P 500 Index	128.71	105.40	133.10	166.40	196.16
Russell 2000 Index	114.82	91.35	106.82	119.14	134.40
S&P Insurance Select Industry Index	123.13	127.84	143.87	183.44	198.91

We have generated these comparisons using data supplied by S&P Global Market Intelligence (Centennial, Colorado). The graph and table assume an investment of $100 in our common stock and in each of the three indices on December 31, 2020 with all dividends being reinvested on the ex-dividend date. The closing price of our common stock as of December 31, 2025 (the last trading day of the year) was $33.80 per share. The stock price performance in the graph and table are not intended to forecast the future performance of our common stock and may not be indicative of future price performance.
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
Registrant Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (2)
10/1/2025 - 10/31/2025	70,000	$31.34	70,000	—
11/1/2025 - 11/30/2025	62,946	$32.89	62,946	—
12/1/2025 - 12/31/2025	76,783	$33.78	76,783	6,378
Total for the three months ended December 31, 2025	209,729	$32.73	209,729	6,378
(1)Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated using a closing price at December 31, 2025 of $33.80 per share.
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations. During 2025, there were two authorized repurchase plans in effect:
•On March 11, 2024, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through March 11, 2026 (the “March 2026 Share Repurchase Program”) pursuant to which we repurchased 977,616 shares of our common stock at an aggregate cost of approximately $20.0 million. As of December 31, 2025, we have repurchased all common stock under the March 2026 Share Repurchase Program.
•On May 1, 2025, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through May 1, 2027 (the “May 2027 Share Repurchase Program”), pursuant to which we have repurchased 737,462 shares of our common stock at an aggregate cost of approximately $19.8 million from program inception through December 31, 2025. As of December 31, 2025 we have the ability to purchase approximately $0.2 million of our common stock under the May 2027 Share Repurchase Program.
In total, during the year ended December 31, 2025, we repurchased an aggregate of 843,651 shares of our common stock pursuant to the March 2026 Share Repurchase Program and the May 2027 Share Repurchase Program at an aggregate price of approximately $22.4 million.
On January 7, 2026, our Board of Directors authorized the repurchase of an additional $20.0 million of our common stock through January 8, 2028 (the “January 2028 Share Repurchase Program”). As of February 23, 2026 we have the ability to purchase approximately $20 million of our common stock under the January 2028 Share Repurchase Program.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations and should be read in conjunction with our consolidated financial statements and accompanying notes in “Part II—Item 8—Financial Statements and Supplementary Data” below. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed above under “Cautionary Note Regarding Forward-Looking Statements” and “Part I— Item 1A—Risk Factors”.
Overview
We are a vertically integrated holding company offering property and casualty insurance and value-added insurance services. In addition, we generate revenue from our investment portfolio, reinsurance brokerage services, the receipt of managing general agency fees from policy holders and from other sources of revenue (collectively “Other Revenue Sources”). We develop, market, and underwrite insurance products for consumers predominantly in the personal residential homeowners’ line of business and perform substantially all insurance-related services for our insurance entities, including risk management, claims management, and distribution. Our Insurance Entities offer insurance products through both appointed independent insurance agents and through our online distribution channel across 19 states, with licenses to write insurance in one additional state. We seek to produce an underwriting profit (defined as net premiums earned minus losses, LAE, policy acquisition costs and other operating costs and expenses) over the long term, along with growing our Other Revenue Sources.
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
Trends and Geographical Distribution
Florida Trends
Regulatory Environment

We seek to achieve long-term rate adequacy and earnings for the Insurance Entities while managing our risks through market cycles and looking to take advantage of what we believe to be market opportunities. We currently transact insurance in 19 states. Although the majority of our policies cover properties in Florida, our business in other states continues to grow as a percentage of our total policies in force and premium volume.
Our ability to write and retain policies is influenced by a range of local, national and global factors. Among these, the amount and types of policies we write depend on the regulatory environments in the states in which the Insurance Entities write policies. In particular, the Florida personal residential insurance market is experiencing significant transitions due to a series of law changes passed in December 2022 that were intended to address substantial market disruption.
Prior to the 2022 reforms, the Florida residential property insurance market suffered from declining availability and increasing premiums among authorized insurers. This was attributable to elevated loss and LAE levels and related impacts on reinsurance pricing and availability. During this period, Citizens, which generally is intended to be the state’s market of last resort, instead became a market of choice as insurers limited writings and state laws capped Citizens’ annual rate increases at levels well below market levels.
The overall residential property insurance market in Florida has steadily improved since 2023. Nonetheless, the ultimate long-term benefits of Florida’s statutory reforms remain unknown and difficult to predict. The Florida political environment, prevailing sentiment among policymakers or the public such as growing concerns with inflation and costs of living, and economic factors beyond insurers’ control may directly or indirectly mitigate the impact of the reforms. These influences can mask the reforms’ benefits or diminish their perceived effectiveness even when the market shows objective signs of improvement through moderating rate levels, increased product availability and competition, and reductions in Citizens’ policy count. Over time, these political or external influences can result in policymakers questioning the merits of the reforms, considering proposals to reverse them, or pursuing other law changes or interpretations that could negate improvements in the Florida market and renew concerns with rising costs and reduced availability.

Competition

Prior to the 2022 reforms, most residential property insurers in Florida, including the Insurance Entities, sought to limit their exposure to rising losses and LAE. Although the Insurance Entities faced little competition from authorized insurers during this period, the Insurance Entities’ own exposure management considerations led them to limit their new business intake. The Insurance Entities historically have enjoyed a high policyholder retention rate from year to year, both prior to the reforms and currently. Even so, the Company’s limited appetite for new business prior to the reforms led to a decline in their in-force Florida policy count. During this time, Citizens grew to become the largest insurer of residential property in Florida by a wide margin.
Since 2023, the Insurance Entities have gradually increased their appetite for new business in Florida. In both 2024 and 2025, the Insurance Entities filed and gained regulatory approval of statewide average rate decreases for their homeowners’ insurance programs. In addition, the Insurance Entities began to expand, and have continued to expand, the areas in Florida and the types of policies they seek to write.
Other established insurers also are expanding new business writings. In addition, a reported 17 new insurers have entered the Florida market in recent years. Unlike the Insurance Entities, some new and established insurers write business predominantly by assuming risks from Citizens. All together, renewed activity among authorized insurers has led to a decrease in Citizens’ policy count by approximately one million policies since the reforms. As a result, UPCIC is one of the largest residential property insurers in Florida. Still, as the benefits of the reforms continue to emerge, new and existing competitors in the post-reform market often remain selective as to the policy types, locations, coverage limits or other characteristics of policies they write, leading to segmentation in the market. The degree of competition the insurers face in Florida therefore varies by policy type, region, and other factors.
Other states have experienced less disruption than Florida. The Insurance Entities therefore experience a high but stable degree of competition when entering and expanding in other states. In these states, we often compete with national or regional insurers with greater experience in the specific markets. Our growth plan therefore includes developing relationships with the states’ independent agents and gradually expanding our presence as we gain familiarity with new markets. Over time, this has allowed our business outside of Florida to steadily increase as a percentage of our overall business.
Claims

The Insurance Entities’ loss and LAE experience on Florida claims has improved significantly for policies written after the statutory reforms. This is attributable to reduced incentives for policyholders, vendors and their representatives to pursue questionable, inflated and litigated claims. In addition, the Company’s own initiatives, coupled with enhanced claim-handling standards included in the reforms, have resulted in faster claims-handling times, process improvements and greater customer satisfaction.
The Company continues to experience higher costs associated with claims that pre-date the reforms. The remaining pre-reform claims typically are litigated claims that have resisted formal and informal efforts at dispute resolution. Although the number of claims subject to pre-reform laws continues to decline, it may be several years before all of them are resolved.
The Company has increasingly used video and other technology to facilitate reviews of damaged property and improve efficiency in the claims process. As technologies evolve, the Company continually evaluates and implements enhancements to streamline workflows and enhance customer experience. The Company also regularly monitors regulatory developments pertaining to uses of technology, including oversight of AI in claims processes and other aspects of our operations.
Economic Conditions

Our business is affected by evolving domestic, national or global economic conditions, including the potential impact from tariffs and other inflationary pressures. Increased costs of labor and materials can adversely affect our claims costs. This can lead to direct effects on our business, such as increasing the values of properties we insure and the corresponding premium levels, as well as indirect effects such as offsetting and diminishing the perceived benefits of the statutory reforms. We will continue to monitor our business model and strategy as these events develop.
We also rely on global reinsurance markets to mitigate exposures under policies we write. The availability and pricing of reinsurance can be influenced by global economic conditions such as inflation. Our ability to purchase desired levels of reinsurance at competitive prices also can be influenced by severe weather in Florida and elsewhere. Florida did not suffer a landfalling hurricane in 2025, which is a favorable consideration as we prepare for the mid-year renewal of our catastrophe reinsurance program. However, this benefit might be offset by reinsurers’ assessments of past and potential future events.
Across the United States, third-party financing contributes to expansion of claims litigation and vendors’ efforts to solicit claims. Some states have enacted laws intended to curtail or require disclosure of litigation financing. The largest state in which we write business, Florida, does not currently have any such laws. It is difficult to quantify the impact on losses, LAE and ultimately premium attributable to vendor-related financing and litigation financing.

Summary of Recent Rate Changes
In 2024, for Florida, UPCIC implemented new homeowners policy rates, resulting in an average rate decrease of 1.5% compared to previous rates, effective for new policies August 15, 2024 and renewal policies May 17, 2025. These Florida rate changes were implemented under use and file rating laws and subsequently received regulatory approval. In October 2025, UPCIC implemented new homeowners policy rates for new and renewal business policies, resulting in an average rate decrease of 5.1% compared to previous rates with an effective date of October 16, 2025.
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
•New Jersey: +18.9%, the effective date for new business and renewal business.
•Massachusetts: +6.1%, the effective date for new business and renewal business.
•South Carolina: +6.9%, the effective date for new business and renewal business.
•Georgia: +7.9%, the effective date for new business and renewal business.
For 2026, the following rate changes for UPCIC have been approved by regulators in states other than Florida:
•Maryland: +4.6%, effective January 1, 2026, for new business and renewal business
•North Carolina: +7.5%, effective June 1, 2026, for new business and renewal business

Geographical Distribution
Direct premiums written continue to increase across 17 of the 19 states in which we conduct business year-over-year. As a result of our business strategy, rate changes and disciplined underwriting initiatives, we have seen an increase in total policy count in 13 out of 19 states, as well as increases in in-force premium in 17 states and total insured value in 16 states. Direct premiums written for states outside of Florida increased 24.3%, representing a $114.7 million increase during 2025. Direct premiums written for Florida decreased 2.8%, representing a $44.1 million decrease during 2025. The following table provides direct premiums written for Florida and other states for the years ended December 31, 2025 and 2024 (dollars in thousands):

	For the Years Ended				Growth Year Over Year
	December 31, 2025		December 31, 2024
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$1,554,345	72.6%	$1,598,426	77.2%	$(44,081)	(2.8)%
Other states	585,911	27.4%	471,266	22.8%	114,645	24.3%
Grand total	$2,140,256	100.0%	$2,069,692	100.0%	$70,564	3.4%
We seek to prudently grow and generate long-term rate adequate premium in each state where we offer policies. Our diversification strategy seeks to increase business outside of Florida and to improve geographical distribution within Florida.
The geographical distribution of our policies in force, premium in force and total insured value across all states were as follows, as of December 31, 2025, 2024 and 2023 (dollars in thousands, rounded to the nearest thousand):

	As of December 31, 2025
	Policies		Premium		Total Insured
State	In Force	%	In Force	%	Value	%
Florida	567,095	63.3%	$1,561,889	72.7%	$186,809,542	47.5%
Alabama	20,024	2.2%	46,775	2.2%	10,013,163	2.5%
Delaware	4,133	0.5%	6,878	0.3%	2,973,218	0.8%
Georgia	28,976	3.3%	63,574	3.0%	16,830,368	4.3%
Illinois	9,048	1.0%	16,650	0.8%	6,333,278	1.6%
Indiana	13,320	1.5%	23,664	1.1%	6,254,986	1.6%
Iowa	12,095	1.3%	18,992	0.9%	7,555,921	1.9%
Massachusetts	27,173	3.1%	56,056	2.6%	23,833,849	6.1%
Maryland	23,189	2.6%	32,248	1.5%	15,160,321	3.9%
Michigan	13,288	1.5%	26,008	1.2%	7,890,368	2.0%
Minnesota	14,778	1.6%	36,755	1.7%	10,025,432	2.5%
New Hampshire	328	—%	450	—%	253,578	0.1%
New Jersey	17,997	2.0%	28,236	1.3%	13,363,747	3.4%
New York	7,564	0.8%	14,406	0.7%	6,790,699	1.7%
North Carolina	72,839	8.2%	102,413	4.7%	39,143,671	10.0%
Pennsylvania	7,534	0.8%	11,795	0.5%	4,223,413	1.1%
South Carolina	30,025	3.4%	59,939	2.8%	16,862,738	4.3%
Virginia	25,475	2.8%	39,973	1.9%	18,225,461	4.7%
Wisconsin	1,046	0.1%	1,240	0.1%	805,779	0.2%
Total	895,927	100.0%	$2,147,941	100.0%	$393,349,532	100.0%

	As of December 31, 2024
	Policies		Premium		Total Insured
State	In Force	%	In Force	%	Value	%
Florida	567,307	66.4%	$1,608,142	77.3%	$186,751,842	52.1%
Alabama	18,907	2.2%	39,774	1.9%	9,072,192	2.5%
Delaware	3,219	0.4%	4,883	0.2%	2,249,566	0.6%
Georgia	29,470	3.4%	59,530	2.9%	16,332,651	4.6%
Illinois	5,634	0.7%	9,637	0.5%	3,767,743	1.0%
Indiana	12,861	1.5%	20,945	1.0%	5,737,050	1.6%
Iowa	7,978	0.9%	12,611	0.6%	4,865,077	1.4%
Massachusetts	24,475	2.9%	44,279	2.1%	20,418,055	5.7%
Maryland	15,669	1.8%	20,284	1.0%	9,591,760	2.7%
Michigan	10,655	1.2%	18,041	0.9%	6,199,390	1.7%
Minnesota	11,340	1.3%	26,351	1.3%	7,103,977	2.0%
North Carolina	65,901	7.8%	86,556	4.2%	33,078,243	9.2%
New Hampshire	330	—%	397	—%	252,782	0.1%
New Jersey	18,834	2.2%	28,012	1.3%	13,830,947	3.9%
New York	7,951	0.9%	14,056	0.7%	6,828,505	1.9%
Pennsylvania	8,375	1.0%	12,139	0.6%	4,562,202	1.2%
South Carolina	24,766	2.9%	43,306	2.1%	12,745,333	3.6%
Virginia	21,751	2.5%	30,011	1.4%	15,044,367	4.2%
Wisconsin	103	—%	115	—%	79,529	—%
Total	855,526	100.0%	$2,079,069	100.0%	$358,511,211	100.0%

	As of December 31, 2023
	Policies		Premium		Total Insured
State	In Force	%	In Force	%	Value	%
Florida	567,893	70.1%	$1,577,210	81.5%	$188,516,949	58.3%
Alabama	16,440	2.0%	29,589	1.5%	7,404,975	2.3%
Delaware	2,341	0.2%	3,330	0.2%	1,531,896	0.5%
Georgia	31,335	3.9%	54,315	2.8%	16,704,678	5.2%
Hawaii	858	0.1%	1,100	0.1%	510,735	0.2%
Illinois	2,491	0.3%	3,720	0.2%	1,498,349	0.4%
Indiana	12,584	1.6%	18,386	1.0%	5,326,469	1.6%
Iowa	874	0.1%	1,222	0.1%	476,843	0.1%
Massachusetts	21,443	2.6%	33,902	1.8%	16,702,823	5.2%
Maryland	8,671	1.1%	9,379	0.4%	4,431,977	1.4%
Michigan	4,890	0.6%	7,641	0.4%	2,634,991	0.8%
Minnesota	9,446	1.2%	19,407	1.0%	5,613,856	1.7%
North Carolina	56,787	7.0%	70,170	3.6%	25,990,577	8.0%
New Hampshire	318	—%	358	—%	230,587	0.1%
New Jersey	18,606	2.3%	25,712	1.3%	13,358,747	4.1%
New York	7,102	0.9%	12,359	0.6%	5,771,055	1.8%
Pennsylvania	9,439	1.2%	12,648	0.7%	4,965,478	1.5%
South Carolina	19,201	2.4%	28,184	1.5%	8,997,564	2.8%
Virginia	19,213	2.4%	25,736	1.3%	12,788,156	4.0%
Total	809,932	100.0%	$1,934,368	100.0%	$323,456,705	100.0%

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
Combined Ratio ― the combined ratio is a measure of underwriting profitability for a reporting period and is calculated by dividing total operating costs and expenses (which is made up of losses and LAE, policy acquisition costs and other operating expenses) by premiums earned, net, which is net of ceded premium earned. Changes to the combined ratio over time provide management with an understanding of costs to operate its business in relation to net premiums it is earning and the impact of rate, underwriting and other business management actions, weather and other external factors on underwriting profitability. A combined ratio below 100% indicates an underwriting profit; a combined ratio above 100% indicates an underwriting loss.
Core Loss Ratio ― an operational metric used in the insurance industry to describe the ratio of current year losses and LAE, excluding current accident year weather and prior year development, to premiums earned. Core loss ratio is an important measure identifying profitability trends of premiums in force. Core losses consists of losses and LAE excluding current year weather events and prior years’ reserve development and is net of estimated subrogation recoveries. The financial benefit from the management of claims, including claim fees ceded to reinsurers, is also recorded in the condensed consolidated financial statements as a reduction to core losses. The core loss ratio can be measured on a direct basis, using direct earned premiums, or on a net basis, using premiums earned, net (i.e., direct premiums earned less ceded premiums earned).
Debt-to-Equity Ratio ― long-term debt, including current portion, divided by stockholders’ equity. This ratio helps management measure the amount of financing leverage in place in relation to equity and allows investors to evaluate future leverage capacity.
Debt-to-Total Capital Ratio ― long-term debt, including current portion, divided by the sum of total stockholders’ equity and long-term debt (often referred to as total capital resources). This ratio helps management measure the amount of financing leverage in place (long-term debt) in relation to total capital resources and allows investors to evaluate future leverage capacity.
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
Expense Ratio (Including Policy Acquisition Cost Ratio and Other Operating Cost Ratio) ― calculated as policy acquisition costs and other operating costs and expenses as a percentage of premiums earned, net. Policy acquisition costs and other operating costs and expenses include such items as underwriting costs, facilities, and corporate overhead. The expense ratio, including the sub-expense ratios of policy acquisition cost ratio and other operating cost ratio, are indicators to management of the Company’s cost efficiency in acquiring and servicing its business and the impact of expense items to overall profitability.
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
REINSURANCE
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events. Developing and implementing our reinsurance strategy to adequately protect our policyholders, balance sheet, and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been our key strategic priority. To limit the Insurance Entities’ potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers and the FHCF. The FLOIR requires the Insurance Entities, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ 2025-2026 catastrophic reinsurance program meets the FLOIR’s requirements, which are based on, among other things, successfully demonstrating cohesive and comprehensive reinsurance coverages that protect the policyholders of our Insurance Entities under a series of stress test catastrophe loss scenarios. Similarly, the Insurance Entities’ 2025-2026 catastrophic reinsurance program meets the stress test and review requirements of Demotech, Inc., for maintaining Financial Stability Ratings® of “A” (Exceptional) and of Kroll for maintaining insurer financial strength rating of “A-”.
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
Insurance Entities 2025-2026 All States Reinsurance Program (“All States”)
•First event All States combined retention of $45.0 million.
•All States first event tower extends to $2.575 billion with no co-participation in any of the layers, no limitation on LAE and no accelerated deposit premiums.

•Universal Insurance Holdings, Inc. (“UIH”) established the first event layer of 100% of $66.0 million in excess of $45.0 million in a captive insurance arrangement. See “Part II—Item 8—Note 18 (Variable Interest Entities).”
•Assuming a first event completely exhausts the $2.575 billion tower, the second event exhaustion point would be $1.209 billion.
•Full reinstatement is available on the combined $1.098 billion of the All States first-event catastrophe coverage for a guaranteed second-event coverage. Additionally, a second event private market excess of loss coverage of $66.0 million in excess of $45.0 million succeeds the captive in the event of a loss from a second event, resulting in a $66.0 million reduction in retention on a consolidated basis for a second event.
•For all layers purchased between $111.0 million and the projected attachment point of the FHCF layer, to the extent that all of our coverage or a portion thereof is exhausted in a first catastrophic event and reinstatement premium is due, we have purchased enough reinstatement premium protection coverage (“RPP”) to fund the reinstatement premiums due on the reinstatement of these coverages. Losses exceeding the RPP limit would be subject to reinstatement premiums.
•Specific third and fourth event private market excess of loss coverage of $86.0 million in excess of $25.0 million provides frequency protection for multiple events during the treaty period, an incremental $20.0 million reduction in retention for a third and fourth event.
•For the FHCF Reimbursement Contracts effective June 1, 2025, the Insurance Entities have continued the election at the 90% coverage level. We estimate the total mandatory FHCF coverage will provide approximately $1.37 billion of coverage for UPCIC, and $22.8 million for APPCIC which complements and inures to the benefit of the All States coverage secured from private market reinsurers and discussed above.
•To further insulate future years, the Insurance Entities have secured certain multi-year treaties, providing $352.0 million of capacity that extends portions of the catastrophe coverage to include the 2026-2027 treaty year.
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
The following tables present historical selected consolidated financial data of Universal Insurance Holdings, Inc. and Subsidiaries for the five years ended December 31, 2025 (in thousands, except per share data):

	Years Ended December 31,
	2025	2024	2023	2022	2021
Statement of Income Data:
Revenues:
Direct premiums written	$2,140,256	$2,069,692	$1,921,833	$1,845,786	$1,671,252
Change in unearned premium	(31,513)	(69,887)	(46,704)	(86,085)	(74,634)
Direct premium earned	2,108,743	1,999,805	1,875,129	1,759,701	1,596,618

Ceded premium earned	(669,728)	(626,732)	(623,193)	(631,075)	(561,155)
Premiums earned, net	1,439,015	1,373,073	1,251,936	1,128,626	1,035,463
Net investment income (1)	70,627	59,148	48,449	25,785	12,535
Other revenue (2)	89,752	79,694	80,380	81,044	71,993
Total revenues	1,603,915	1,520,536	1,391,582	1,222,658	1,121,851
Costs and expenses:
Losses and loss adjustment expenses	985,878	1,087,366	992,636	938,399	779,205
Policy acquisition costs	250,246	233,444	208,011	214,259	226,167
Other operating costs and expenses	118,300	108,639	96,055	90,638	87,428
Total expenses	1,354,424	1,429,449	1,296,702	1,243,296	1,092,800
Interest and amortization of debt issuance costs	6,422	6,476	6,531	6,609	638
Income (loss) before income tax expense (benefit)	243,069	84,611	88,349	(27,247)	28,413
Income tax expense (benefit)	60,118	25,683	21,526	(4,990)	8,006
Net income (loss)	$182,951	$58,928	$66,823	$(22,257)	$20,407
Per Share Data:
Basic earnings (loss) per common share	$6.56	$2.07	$2.24	$(0.72)	$0.65
Diluted earnings (loss) per common share	$6.32	$2.01	$2.22	$(0.72)	$0.65
Dividends declared per common share	$0.77	$0.77	$0.77	$0.77	$0.77

	As of December 31,
	2025	2024	2023	2022	2021
Balance Sheet Data:
Total invested assets	$1,532,604	$1,371,276	$1,160,784	$1,105,806	$1,093,680
Cash and cash equivalents	408,868	259,441	397,306	388,706	250,508
Total assets	2,839,695	2,841,861	2,316,561	2,890,154	2,056,141
Unpaid losses and loss adjustment expenses	680,712	959,291	510,117	1,038,790	346,216
Unearned premiums	1,091,959	1,060,446	990,559	943,854	857,769
Debt, net	100,481	101,243	102,006	102,769	103,676
Total liabilities	2,288,660	2,468,611	1,975,264	2,602,258	1,626,439
Total stockholders’ equity	$551,035	$373,250	$341,297	$287,896	$429,702
Shares outstanding end of period	28,008	28,096	28,966	30,389	31,221
Book value per share	$19.67	$13.28	$11.78	$9.47	$13.76
Return on average common equity (ROCE)	39.6%	16.5%	21.2%	(6.2)%	4.6%

Selected Data:
Loss and loss adjustment expense ratio (3)	68.5%	79.2%	79.3%	83.2%	75.3%
Expense ratio (4)	25.6%	24.9%	24.3%	27.0%	30.2%
Combined Ratio (5)	94.1%	104.1%	103.6%	110.2%	105.5%
(1)Net investment income excludes net realized gains (losses) on sale of investments and net change in unrealized gains (losses) on investments.
(2)Other revenue consists of commission revenue, policy fees, and other revenue.
(3)The loss and LAE ratio is calculated by dividing losses and LAEs by premiums earned, net.
(4)The expense ratio is calculated by dividing the sum of policy acquisition costs and other operating costs and expenses by premiums earned, net.
(5)The combined ratio is the sum of the losses and LAE ratio and the expense ratio.

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

2025 Financial and Business Highlights (comparisons are to 2024 unless otherwise specified)
•Direct premiums written increased by $70.6 million, to $2.14 billion, driven by a $114.7 million or 24.3% increase in premiums written outside of Florida, which offset a $44.1 million or 2.8% decrease in premiums written in Florida.
•The Insurance Entities have resumed accepting new business across all Florida territories for all homeowners and dwelling policy forms, reversing previous trends.
•In Florida, the Insurance Entities have filed for overall rate reductions in each of the past two years, reflecting a 1.5% decrease for 2024 and a 5.1% decrease for 2025 in homeowner policies. Conversely, outside of Florida, the Insurance Entities have continued to file for rate increases, averaging 10.1% in 2024 and 10.4% in 2025.
•Insurance entities in Florida have introduced policy coverage options that affect water damage limits and premiums. These new water endorsements strengthen the Insurance Entities competitive position in the state. Policyholders may opt to lower their coverage for water damage perils in return for premium credits reflecting adjusted loss limits.
•Rate filings and automatic inflation adjustments to policy values are affecting written and earned premiums as they apply to renewals and new policies. Management continues to focus on risk selection and improving risk diversification along with adjustments to filed rate plans as needed.
•The Company continues to see growing competition and better loss trends in Florida as the 2022 legislative reforms reduce litigation, attract more insurers, and support market recovery.
•Net investment income increased in 2025 to $70.6 million, an increase of $11.5 million or 19.4% compared to $59.1 million in 2024 due to an increase in the book yield and an 11.8% increase in invested assets.
•No hurricanes made landfall in the year ended December 31, 2025, in contrast to the occurrence of Hurricanes Debby, Helene, and Milton during the same period in 2024.
•The net combined ratio was 94.1% for the year ended December 31, 2025, a decrease of 10.0 points compared to the year ended December 31, 2024.
•In the year ended December 31, 2025, the Company repurchased 843,651 shares, at an average share price of $26.52, for a total of $22.4 million. In January 2026, the Board authorized an additional $20 million of share repurchases.

•Demotech reaffirmed its A rating for UPCIC and APPCIC on December 10, 2025.
•Kroll reaffirmed its A- rating for UPCIC and APPCIC on September 18, 2025.
•Egan-Jones reaffirmed its A rating for UIH on October 2, 2025.

All comparisons for the year ended December 31, 2025 results of operations are to the corresponding prior year period (unless otherwise specified).
YEAR ENDED DECEMBER 31, 2025 COMPARED TO YEAR ENDED DECEMBER 31, 2024
Net income for the year ended December 31, 2025, was $183.0 million, compared to $58.9 million in the previous year. Diluted earnings per share was $6.32 compared to $2.01 in 2024. During 2025, the Company experienced growth in net premiums earned, net investment income, net realized gains on investments, and commission revenue, alongside a decrease in total operating costs and expenses. Notably, the absence of significant hurricane activity in 2025 resulted in a reduction in loss and loss adjustment expense (LAE) versus 2024, when Hurricanes Debby, Helene, and Milton adversely affected results, adding 11.4 points to the 2024 loss ratio. The net loss ratio improved to 68.5% in 2025 from 79.2% in 2024, while the combined ratio was 94.1% for 2025 compared to 104.1% for 2024. Further details are available in the “Overview—Trends and Geographical Distribution—Florida Trends” section.

A detailed discussion of our operations follows the table below (in thousands, except per share data).

	Years Ended December 31,		Change
	2025	2024	$	%
REVENUES
Direct premiums written	$2,140,256	$2,069,692	$70,564	3.4%
Change in unearned premium	(31,513)	(69,887)	38,374	(54.9)%
Direct premium earned	2,108,743	1,999,805	108,938	5.4%
Ceded premium earned	(669,728)	(626,732)	(42,996)	6.9%
Premiums earned, net	1,439,015	1,373,073	65,942	4.8%
Net investment income	70,627	59,148	11,479	19.4%
Net realized gains (losses) on investments	5,698	(1,315)	7,013	NM
Net change in unrealized gains (losses) on investments	(1,177)	9,936	(11,113)	NM
Commission revenue	61,336	51,792	9,544	18.4%
Policy fees	20,100	19,490	610	3.1%
Other revenue	8,316	8,412	(96)	(1.1)%
Total revenues	1,603,915	1,520,536	83,379	5.5%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	985,878	1,087,366	(101,488)	(9.3)%
Policy acquisition costs	250,246	233,444	16,802	7.2%
Other operating costs and expenses	118,300	108,639	9,661	8.9%
Total operating costs and expenses	1,354,424	1,429,449	(84,686)	(5.9)%
Interest and amortization of debt issuance costs	6,422	6,476	(54)	(0.8)%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	243,069	84,611	158,458	187.3%
Income tax expense (benefit)	60,118	25,683	34,435	134.1%
NET INCOME (LOSS)	$182,951	$58,928	$124,023	210.5%
Other comprehensive income (loss), net of taxes	37,015	11,006	26,009	236.3%
COMPREHENSIVE INCOME (LOSS)	$219,966	$69,934	$150,032	214.5%
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$6.32	$2.01	$4.31	214.4%
Weighted average diluted common shares outstanding	28,956	29,274	(318)	(1.1)%

Premium Revenues
Direct premiums written increased by $70.6 million, or 3.4%, for the year ended December 31, 2025, driven by premium growth in our other states business of $114.7 million, or 24.3%, offset by a decrease in our Florida business of $44.1 million, or 2.8%, as compared to the prior year. The primary factors impacting written premiums were new and previous rate changes earned in during 2025, increased policies in force during 2025 and policy inflation adjustments. There was an increase in policies in force across 13 states. In total, policies in force increased 40,401, or 4.7%, from 855,526 at December 31, 2024 to 895,927 at December 31, 2025. A summary of the recent rate adjustments driving changes in written premiums is discussed above under “Overview—Trends and Geographical Distribution—Florida Trends.”
The Insurance Entities have resumed writing new business in most Florida areas for all homeowners and dwelling policies. They filed for rate reductions in Florida—down 1.5% for 2024 and 5.1% for 2025—while pursuing average rate increases outside Florida of 10.1% in 2024 and 10.4% in 2025. Rate filings and inflation adjustments affect premiums for new and renewed policies. Management continues to refine policy features, risk selection, diversification, and rate plans. Increased competition and improved loss trends in Florida, helped by 2022 legislative reforms, are reducing litigation and supporting market recovery. Rate changes are applied at policy inception or renewal and reflect claim cost trends, including material, labor, weather events, reinsurance, and litigated claims. Rate adjustments often lag actual experience due to analysis and implementation delays. Coverage limits are updated at renewal to keep pace with inflation, based on industry data. See “Overview—Trends and Geographical Distribution—Florida Trends and Summary of Recent Rate Changes.”
The Insurance Entities manage their business by controlling changes in policy counts, premiums, insured value, and factors affecting the purchase of reinsurance. Policy rates are monitored and adjusted as needed and new business underwriting rules are reviewed and updated as needed in the states where we transact business. Policy retention is also an important factor and impacts the level of new business written. This year we saw an increase in policies in force of 40,401, or 4.7%, an increase of $68.9 million or 3.3% in premiums in force and an increase of $34.8 billion or 9.7% in total insured value. See “Overview— Summary of Recent Rate Changes and Geographic Distribution”. Direct premiums written continue to increase across the majority of states in which we conduct business. We have policies in force in 19 states on December 31, 2025. In 2024 UPCIC wrote its first policy in Wisconsin. In addition, we are authorized to do business in Tennessee and are in the process of submitting our rate filing. In 2023, UPCIC received approval from its regulators in Hawaii to withdraw from the state and non-renew all policies in Hawaii. At December 31, 2025, no policies are in force in Hawaii, and UPCIC is in the process of completing its remaining administrative tasks to finalize its withdrawal from the state.
Direct premium earned increased by $108.9 million, or 5.4%, for the year ended December 31, 2025. This change is attributed to the recognition of premiums written over the preceding twelve months, incorporating the effects of implemented rate filings and policy premium adjustments prompted by inflation-induced changes in insured values. See the discussion above for the “—Overview—Summary of Recent Rate Changes.”
Reinsurance
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events and other covered events, but it also is a significant cost, which lowers net earned premiums. These costs are generally recognized over the annual reinsurance contract period (June 1st - May 31st).
For the year ended December 31, 2025, ceded premium earned increased by $43.0 million, or 6.9%, compared to the previous year. As a percentage of direct earned premiums, ceded earned premiums rose to 31.8% in 2025 from 31.3% in 2024. Reinstatement premiums related to prior year hurricanes totaled $0.5 million in 2025 compared to $23.4 million in 2024. During the first half of 2024, reinsurance expenses were reduced by two factors: Florida's Reinsurance to Assist Policyholders (RAP) program, part of the 2023-2024 contract, which lowered reinsurance costs until its conclusion in May 2024; and the conclusion of the Catastrophe Bond in March 2024, which was not replaced until June 1, 2024. Excluding reinstatement premiums, reinsurance costs as a percentage of direct earned premiums increased 10.9% during 2025. Further information regarding the Insurance Entities’ 2025-2026 reinsurance programs can be found in the discussion above and in “Part II—Item 8—Note 4 (Reinsurance).”
Investment Results
Net investment income was $70.6 million for the year ended December 31, 2025, compared to $59.1 million for the year ended December 31, 2024, an increase of $11.5 million, or 19.4%. This change was due to increased investments in our portfolio and new investments generating higher average book yields than maturing assets, partially offset by reduced yields from invested cash and cash equivalent balances in 2025.
The yield curve continues to decline over time with Federal Reserve rate cuts during 2025, in addition to expected further cuts in 2026, particularly in the front end of the curve, which is impacting short duration cash reinvestment rates, resulting in fixed income price increases and decreasing yields. See “Item 1— Note 3 (Investments)” for information on investment income.
Net realized gains for the year were driven by liquidating equity investments, partially offset by optimizing the fixed income portfolio to lock in longer duration yields. Net change in unrealized losses for the year were driven by realizing gains, which impact the change in unrealized gains, largely offset by the continued appreciation of remaining equity holdings. See “―Analysis of Financial Condition” for details on changes in total invested assets balances during 2025.

Commissions, Policy Fees and Other Revenue
Commission revenue mainly comes from brokerage commissions earned from traditional open-market third-party reinsurers. Premiums ceded to the Florida Hurricane Catastrophe Fund (FHCF) do not generate commissions. Revenue from commissions is recognized on a pro-rata basis throughout the reinsurance policy period, which lasts from June 1st until May 31st of the following year. For the year ended December 31, 2025, commission revenue totaled $61.3 million, up from $51.8 million for the previous year ended December 31, 2024. The increase of $9.5 million, or 18.4%, in commission revenue for 2025 was largely due to higher reinsurance spending by the Insurance Entities compared to 2024. Additionally, reinsurance spending was lower during the 2023-2024 contract period because of RAP program, which lowered reinsurance costs and reduced brokerage commissions until the program ended in May 2024. Commission on reinstatement premiums was $4.9 million in 2025, compared to $2.9 million in 2024, resulting from commissions on 2024 hurricane-related reinstatement premiums, which were earned in the 2024-2025 contract period.
Other revenue, representing revenue from policy installment fees, premium financing, and other miscellaneous income, was $8.3 million for the year ended December 31, 2025 compared to $8.4 million for the year ended December 31, 2024.
Operating Costs and Expenses
Losses and Loss Adjustment Expenses
Net losses and LAE, after reinsurance recoveries and subrogation recoveries, were $985.9 million with a 68.5% net loss ratio for 2025, compared to $1,087.4 million, and 79.2% net loss ratio for the prior year. The absence of significant hurricane activity in 2025 resulted in a reduction in loss and loss adjustment expense (LAE) versus 2024, when Hurricanes Debby, Helene, and Milton adversely affected results, adding 11.4 points to the 2024 loss ratio.
Unfavorable prior-year development arises when claims are resolved for amounts exceeding previous estimates or the liabilities related to prior-year claims increase. This is attributable to escalating claims costs, inflation, and heightened expenses associated with litigated claims. For further information, refer to “—Overview—Florida Trends” above. During the year ended December 31, 2025, net unfavorable prior-year development totaled $25.8 million (1.8 loss ratio points), compared to $29.1 million (2.1 loss ratio points) in unfavorable prior-year development for 2024. The 2025 prior-year development was driven by revised estimates to settle pre-reform non-catastrophe claims currently in litigation and governed by pre-reform statutes in Florida. Although favorable claim trends have continued for Florida losses occurring after the effective date of the reform legislation (December 16, 2022), claims under policies issued before the reforms remain subject to prolonged dispute resolution periods, elevated LAE and increased uncertainty. Consequently, these claims collectively have experienced and may continue to experience adverse development, as settlements deviate from earlier projections. It will be several years until all claims from the pre-reform period are resolved and the impact of abusive claim practices permitted under the prior laws are fully extinguished.
In 2025, there were no catastrophic weather events, unlike in 2024 when Hurricanes Debby, Helene, and Milton resulted in $156.0 million in net costs (11.4 loss ratio points) after reinsurance. The 2024-2025 reinsurance program adequately protected the Insurance Entities beyond the retention limit for these events.
All other losses, excluding prior year development and catastrophic weather discussed above, amounted to $960.0 million (66.7 loss ratio points) in 2025, up from $902.2 million (65.7 loss ratio points) in 2024. This includes the impact of claims handling discussed below. The 2025 loss ratio was affected by higher reinsurance costs, which reduced net earned premium, as well as a more cautious approach in estimating 2025 losses.
All other losses include results from our adjusting company's activities within our holding system when handling claims for the Insurance Entities and reinsurers. The net pre-tax results for Alder serve as an adjustment to LAE in consolidation, in addition to LAE incurred by the Insurance Entities. By keeping claims and legal operations in-house, especially in Florida's litigation-heavy environment, we achieve greater efficiency and coordination than if we relied more heavily on outsourcing these functions. This synergy can lead to cost savings at the consolidated level, particularly after catastrophes. Alder generated a pre-tax loss of $22.8 million during 2025 compared to a pre-tax profit of $19.7 million in the 2024. The loss in 2025 resulted from costs associated with pre-reform claims, whereas the 2024 profit occurred from the handling of 2024 hurricane claims.
Policy Acquisition Costs and other operating costs and expenses
For the year ended December 31, 2025, policy acquisition costs and other operating costs and expenses were $368.5 million, compared to $342.1 million during the year ended December 31, 2024, as follows (dollars in thousands):

	For the Years Ended December 31,				Change
	2025		2024		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$1,439,015		$1,373,073		$65,942	4.8%
Policy acquisition costs and other operating costs and expenses:
Policy acquisition costs	250,246	17.4%	233,444	17.0%	16,802	7.2%
Other operating costs and expenses	118,300	8.2%	108,639	7.9%	9,661	8.9%
Total policy acquisition costs and other operating costs and expenses	$368,546	25.6%	$342,083	24.9%	$26,463	7.7%

For the year ended December 31, 2025 policy acquisition costs and other operating costs and expenses increased by $26.5 million, compared to the year ended December 31, 2024, which was the result of an increase in policy acquisition costs of $16.8 million and an increase in other operating costs of $9.7 million. The total expense ratio was 25.6% for the year ended December 31, 2025 compared to 24.9% for the year ended December 31, 2024.
•Policy acquisition costs rose by $16.8 million, mainly due to an increase in direct written premiums and higher-premium growth outside Florida, where commissions are greater. In 2025, these costs represented 17.4% of net earned premiums—a 0.4% increase—driven by a greater share of premiums from outside Florida and higher reinsurance costs, which reduced net earned premiums compared to 2024.
•In 2025, other operating costs and expenses increased by $9.7 million, primarily attributable to higher employee-related expenses, including stock-based compensation and employee benefits. An elevated level of policy issuance costs also contributed to this rise. The ratio of these other operating costs to net earned premiums was 8.2% for the year ended December 31, 2025, compared to 7.9% in the prior year.
Combined Ratio
As a result of the trends discussed above for losses and LAE and policy acquisition costs and other operating costs and expenses, the combined ratio for the year ended December 31, 2025 was 94.1% compared to 104.1% for the year ended December 31, 2024.
Interest and Amortization of Debt Issuance Costs
Interest and amortization of debt issuance costs were $6.4 million for the year ended December 31, 2025 compared to $6.5 million for the year ended December 31, 2024.
Income Tax Expense (Benefit)
Income tax expense was $60.1 million for the year ended December 31, 2025, compared to an income tax expense of $25.7 million for the year ended December 31, 2024. Our effective tax rate (“ETR”) decreased to 24.7% for the year ended December 31, 2025, as compared to 30.4% for the year ended December 31, 2024. See “Part II—Item 8—Note 12 (Income Taxes)” for a table of items reconciling statutory rates to the effective rate for years ended December 31, 2025 and 2024.
Other Comprehensive Income (Loss)
Other comprehensive income, net of taxes for the year ended December 31, 2025 was $37.0 million compared to other comprehensive income of $11.0 million for the year ended December 31, 2024, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income for available-for-sale debt securities sold. This year’s results reflects favorable shifts in market prices during 2025 compared to 2024. During 2025, maturing securities and investment returns were reinvested at market rates, reducing unrealized losses on maturing securities. The maturity of the remaining securities in an unrealized loss position has also reduced during the year. Over time, unrealized losses on securities in an unrealized loss position lessen as the remaining maturity shortens and securities approach their maturity or par value. See the discussion above and “Part II—Item 8—Note 14 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods and “Part II—Item 8—Note 3 (Investments)” for explanations on changes in investments.

YEAR ENDED DECEMBER 31, 2024 COMPARED TO YEAR ENDED DECEMBER 31, 2023
Net income for the year ended December 31, 2024 was $58.9 million, compared to $66.8 million in the previous year. Diluted earnings per share was $2.01 compared to $2.22 in 2023. Retained losses from Hurricanes Debby, Helene and Milton were $111.0 million and $45.0 million, respectively, affecting 2024 results compared to Hurricane Idalia’s $45.0 million retained loss in 2023. Positive factors in 2024 included higher net premiums earned and investment income, offset by lower commission revenue and higher operating costs. Prior-year net loss reserve development was $29.1 million in 2024, compared to $110.6 million in 2023. Direct and net premiums earned grew by 6.6% and 9.7%, respectively, due to premium growth in 18 states and more policies in force in 16 states.
The net loss ratio was 79.2% in 2024 compared to 79.3% in 2023, with the combined ratio at 104.1% compared to 103.6% in 2023. Further details are available in the “Overview—Trends and Geographical Distribution—Florida Trends” section.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Years Ended December 31,		Change
	2024	2023	$	%
REVENUES
Direct premiums written	$2,069,692	$1,921,833	$147,859	7.7%
Change in unearned premium	(69,887)	(46,704)	(23,183)	49.6%
Direct premium earned	1,999,805	1,875,129	124,676	6.6%
Ceded premium earned	(626,732)	(623,193)	(3,539)	0.6%
Premiums earned, net	1,373,073	1,251,936	121,137	9.7%
Net investment income	59,148	48,449	10,699	22.1%
Net realized gains (losses) on investments	(1,315)	(1,229)	(86)	7.0%
Net change in unrealized gains (losses) on investments	9,936	12,046	(2,110)	(17.5)%
Commission revenue	51,792	54,058	(2,266)	(4.2)%
Policy fees	19,490	18,881	609	3.2%
Other revenue	8,412	7,441	971	13.0%
Total revenues	1,520,536	1,391,582	128,954	9.3%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	1,087,366	992,636	94,730	9.5%
Policy acquisition costs	233,444	208,011	25,433	12.2%
Other operating costs and expenses	108,639	96,055	12,584	13.1%
Total operating costs and expenses	1,429,449	1,296,702	132,747	10.2%
Interest and amortization of debt issuance costs	6,476	6,531	(55)	(0.8)%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	84,611	88,349	(3,738)	(4.2)%
Income tax expense (benefit)	25,683	21,526	4,157	19.3%
NET INCOME (LOSS)	$58,928	$66,823	$(7,895)	(11.8)%
Other comprehensive income (loss), net of taxes	11,006	29,610	(18,604)	(62.8)%
COMPREHENSIVE INCOME (LOSS)	$69,934	$96,433	$(26,499)	(27.5)%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$2.01	$2.22	$(0.21)	(9.5)%
Weighted average diluted common shares outstanding	29,274	30,147	(873)	(2.9)%

Revenues
Direct premiums written increased by $147.9 million, or 7.7%, for the year ended December 31, 2024, driven by premium growth within our Florida business of $33.2 million, or 2.1%, and premium growth in our other states business of $114.6 million, or 32.1%, as compared to the prior year. The primary factors contributing to the increase in written premiums were new and previous rate changes earned during 2024, increased policies in force during 2024, and policy inflation adjustments. There was an increase in policies in force across 16 states. In total, policies in force increased 46,452, or 5.7%, from 809,932 at December 31, 2023 to 855,526 at December 31, 2024. A summary of the recent rate adjustments driving changes in written premiums is discussed above under “Overview—Trends and Geographical Distribution—Florida Trends.”
Rate changes are applied on new business submissions at policy inception and on renewals from the effective date of their renewal, and then are earned subsequently over the policy period. Rate changes that are implemented are in response to trends in claim costs driven by changes in costs of material and labor associated with claims, the cost of weather events, the cost of catastrophe and other reinsurance protecting policyholders and the legacy effect of the cost to settle litigated claims in Florida. See “Overview—Trends and Geographical Distribution—Florida Trends and Summary of Recent Rate Changes.” Due to the time associated with analyzing data, preparing and submitting rate filings, implementing new rate levels and earning the corresponding premiums, the Insurance Entities’ rate adjustments typically lag their enactment by months or even years. The Insurance Entities’ policies also adjust coverage limits at renewal to account for inflation since the last renewal which is based on third-party industry data sources that monitor inflation factors.
The Insurance Entities manage their business by controlling changes in policy counts, premiums, insured value, and factors affecting the purchase of reinsurance. Policy rates are monitored and adjusted as needed and new business underwriting rules are reviewed and updated as needed in the states where we underwrite. Policy retention is also an important factor and impacts the level of new business written. This year we saw an increase in policies in force of 46,452, or 5.7%, an increase of $145.8 million or 7.5% in premiums in force and an increase of $35.1 billion or 10.84% in total insured value. See “Overview— Summary of Recent Rate Changes and Geographic Distribution”. Direct premiums written continue to increase across the majority of states in which we conduct business. We had policies in force in 19 states on December 31, 2024. In 2024, UPCIC wrote its first policy in Wisconsin. In addition, in 2024 we began the process of submitting our rate filing in Tennessee, where we are authorized to do business. In 2023, UPCIC received approval from its regulators in Hawaii to withdraw from the state and non-renew all policies in Hawaii. At December 31, 2024, no policies were in force in Hawaii, and UPCIC is in the process of completing its remaining administrative tasks to finalize its withdrawal from the state.
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
Reinsurance
Reinsurance allows our Insurance Entities to limit potential exposures to catastrophic events and other covered events. Each year, the Insurance Entities enter into contracts with various third-party reinsurers and the Florida Hurricane Catastrophe Fund (FHCF) to obtain necessary reinsurance protection. Refer to “Item 7— Management’s Discussion and Analysis— Reinsurance” for further details. Reinsurance costs associated with each year’s reinsurance program are earned over the annual policy period, typically from June 1st to May 31st. Specific reinsurance policies require reinstatement premiums based on contractual triggering events. Ceded reinsurance premiums and ceded reinstatement premiums (collectively “ceded premiums”) are recognized over the coverage period of the underlying contract. Ceded premiums represent amounts payable to reinsurers for reinsurance protection, and reduce both written and earned premiums. In 2024, reinstatement premiums for prior and current hurricanes were recorded, totaling $22.7 million compared to $2.2 million in 2023. Overall, ceded premium earned increased $3.5 million, or 0.6%, for the year ended December 31, 2024, compared to the previous year. As a percentage of direct earned premiums, ceded earned premiums declined to 31.3% in 2024 from 33.2% in 2023.
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
We look to optimize our investment portfolio on a rolling basis, which, from time-to-time, results in portfolio shaping opportunities. During the year ended December 31, 2024, sales of available-for-sale debt securities and sales of equity securities resulted in a net realized loss of $1.3 million compared to a net loss of $1.2 million from our equity securities in the prior year. The turnover was driven in part by locking in longer duration yield where attractive as the Federal Reserve reduced rates throughout 2024, despite market yields reversing course and increasing in the fourth quarter of 2024 due to macro and geopolitical uncertainty.
There was a $9.9 million net unrealized gain on investments during the year ended December 31, 2024, largely driven by our portfolio optimization efforts in the private and public equity markets, coupled with the overall domestic equity market appreciation tailwind during 2024, compared to a $12.0 million net unrealized gain on investments for the year ended December 31, 2023. See “—Analysis of Financial Condition” for details on changes in total invested assets balances during 2024.

Commissions, Policy Fees and Other Revenue
Commission revenue is primarily derived from brokerage commissions earned from traditional open-market third-party reinsurers, excluding reinsurance provided by the State of Florida as well as catastrophe bond participants. Commission revenue is earned pro-rata over the reinsurance policy period which runs from June 1st to May 31st of the following year. For the year ended December 31, 2024, commission revenue amounted to $51.8 million, compared to $54.1 million for the year ended December 31, 2023. The $2.3 million decrease in commission revenue, or 4.2%, for the year ended December 31, 2024 was primarily due to the impact of Florida’s Reinsurance to Assist Policyholders (RAP) program, which reduced reinsurance brokerage commissions and expired in 2024. Additionally, there were higher levels of commissions earned from the previous year’s reinsurance program expiring in 2023.
Policy fees for the year ended December 31, 2024 were $19.5 million compared to $18.9 million for the year ended December 31, 2023. The decrease of $0.6 million, or 3.2%, was the result of an increase in the combined total number of new and renewal policies written during the year ended December 31, 2024 compared to the year ended December 31, 2023 in states in which we are permitted to charge this fee.
Other revenue, representing revenue from policy installment fees, premium financing, and other miscellaneous income, was $8.4 million for the year ended December 31, 2024 compared to $7.4 million for the same period in 2023.
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
On September 26, 2024, Hurricane Helene made landfall as a Category 4 hurricane in the Big Bend area of the Florida Gulf Coast and continued northward, resulting in hurricane damage across several states in the Southeast region. After estimated reinsurance recoveries, net losses and LAE exposure to the Insurance Entities are estimated at $45.0 million. The Insurance Entities’ reinsurance recoveries include losses and LAE recoveries of $66.0 million from UVE’s pre-funded captive insurance arrangement. On October 9, 2024 Hurricane Milton made landfall near Siesta Key, Florida as a category 3 hurricane. The retention on this storm was $45.0 million. In total, net losses from Hurricane Helene and Milton, including losses and LAE incurred under the funded captive insurance arrangement, were $156.0 million. Our 2024-2025 reinsurance program provides the Insurance Entities with adequate protection beyond our retention limit. During the year ended December 31, 2023, the Company incurred $45.6 million in losses from Hurricane Idalia.
Reform legislation passed in Florida late 2022 represented a positive step towards reducing claim costs in Florida. The Company realized some of those benefits in 2024 for policies fully subject to the reforms. However, the full transition to these new laws will take several years. Many of the reforms apply only to policies written or renewed after the effective date of the legislation and provide marginal benefit for claims filed on policies issued prior to the new laws’ effective date. As for prior policy periods, insurers typically must continue to adjust claims under the prior laws that were subject to abuse while awaiting the expiration of applicable claim reporting periods and statute of limitations periods. Therefore, it will be several years until the abusive claim practices permitted under the prior laws are fully extinguished and the full benefit of the legislation can be realized.
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

Consolidated net losses and LAE also reflect the net results from activities performed by the adjusting company within our holding company system. These activities can provide potential savings when adjusting claims on behalf of our Insurance Entities and our reinsurers. When claims are adjusted by our claims team and files are handled by our legal group, synergies are achieved by having these two functions within the same consolidated group that could not be achieved through third parties. This synergistic relationship results in more efficient handling and coordination of claims, including represented claims handled by our legal group. By choosing not to outsource these activities in most instances, we also save money for the consolidated group by generating a potential financial benefit outside of the Insurance Entities that reduces LAE at the consolidated level (contra LAE), particularly following catastrophes. During the year ended December 31, 2024, claims-related activities resulted in a financial benefit of $19.7 million, compared to a financial benefit of $50.4 million in the previous year. Alder's profits often lag as claims from hurricanes are settled and billed. The profits from 2023 were due to the settlement of Hurricane Ian claims, which occurred in 2022. In 2024, claims and billing for Hurricane Debby, Helene and Milton are still ongoing.
Policy acquisition costs and other operating costs and expenses
For the year ended December 31, 2024, policy acquisition costs and other operating costs and expenses were $342.1 million, compared to $304.1 million during the year ended December 31, 2023, as follows (dollars in thousands):

	For the Years Ended December 31,				Change
	2024		2023		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$1,373,073		$1,251,936		$121,137	9.7%
Policy acquisition costs and other operating costs and expenses:
Policy acquisition costs	233,444	17.0%	208,011	16.6%	25,433	12.2%
Other operating costs and expenses	108,639	7.9%	96,055	7.7%	12,584	13.1%
Total policy acquisition costs and other operating costs and expenses	$342,083	24.9%	$304,066	24.3%	$38,017	12.5%

For the year ended December 31, 2024, policy acquisition costs and other operating costs and expenses increased by $38.0 million, compared to the year ended December 31, 2023, which was the result of an increase in policy acquisition costs of $25.4 million and an increase in other operating costs and expenses of $12.6 million. The total expense ratio was 24.9% for the year ended December 31, 2024 compared to 24.3% for the year ended December 31, 2023.
•The policy acquisition costs increased by $25.4 million due to higher commissions resulting from a 7.7% increase in the direct premiums written compared to the previous year, as well as more writings outside of Florida which incur higher commissions. Additionally, the lower level of reinsurance commissions and an increased level of agent bonus commissions impacted 2024.
•The increase in other operating costs and expenses of $12.6 million was largely driven by employee related expenses including stock based compensation, and employee benefits. The other operating cost ratio was 7.9% for the year ended December 31, 2024 compared to 7.7% for the year ended December 31, 2023.
As a result of the trends discussed above for losses and LAE and policy acquisition costs and other operating costs and expenses, the combined ratio for the year ended December 31, 2024 was 104.1% compared to 103.6% for the year ended December 31, 2023.
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
Other Comprehensive Income (Loss)
Other comprehensive income, net of taxes for the year ended December 31, 2024 was $11.0 million compared to other comprehensive income of $29.6 million for the year ended December 31, 2023, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income for available-for-sale debt securities sold. This year’s result reflects favorable shifts in market prices during 2024 compared to 2023. During 2024, maturing securities and investment returns were reinvested at market rates, reducing unrealized losses on maturing securities. The maturity of the remaining securities in an unrealized loss position has also reduced during the year. Over time, unrealized losses on securities in an unrealized loss position lessen as the remaining maturity shortens and securities approach their maturity or par value. See the discussion above and “Part II—Item 8—Note 14 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods and “Part II—Item 8—Note 3 (Investments)” for explanations on changes in investments.
Liquidity and Capital Resources
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short- and long-term obligations. Funds generated from operations have been sufficient and we expect them to be sufficient to meet our current and long term liquidity requirements.
The balance of cash and cash equivalents, excluding restricted cash, as of December 31, 2025 was $408.9 million, compared to $259.4 million at December 31, 2024. See “Part II—Item 8—Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between December 31, 2025 and 2024. This increase is largely attributable to the improved underwriting results and lower losses compared to the prior year stemming from the absence of significant hurricane activity in 2025, coupled with increases in investment income earned and commission and fee revenue on a year over year basis. Our cash investment strategy at times includes cash investments where the right of offset against other bank accounts does not exist. A book overdraft occurs when aggregating the book balance of all accounts at a financial institution for accounts which have the right of offset, and if the aggregation results in a net negative book balance, that balance is reclassified from cash and cash equivalents in our Consolidated Balance Sheets to book overdraft. Cash and cash equivalents balances are available to settle book overdrafts, and to pay reinsurance premiums, expenses and claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st and December 1st, and third-party reinsurance premiums are generally paid in four installments on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. See “Part II—Item 8—Note 15 (Commitments and Contingencies)” and additional discussion below under the caption “—Material Cash Requirements” for more information.
During 2025, there were no significant hurricanes which exceeded the Company’s reinsurance attachment point. During 2024, there were two significant hurricanes, Hurricane Helene and Milton, which exceeded the Company’s reinsurance attachment point. The Company’s reinsurance program provides sufficient liquidity in the form of cash advances for paid losses ceded to the reinsurers in the case of weather events with losses above the Company’s reinsurance attachment point. See “—Results of Operations” for more information.
The balance of restricted cash and cash equivalents as of December 31, 2025 and 2024 represents cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business.
Liquidity is required at the holding company for us to cover the payment of holding company general operating expenses, provide for contingencies if needed, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of our tax obligations to taxing authorities, settlement of taxes between subsidiaries in accordance with our tax sharing agreement, capital contributions to subsidiaries or surplus note contributions to the Insurance Entities, if needed, and interest and principal payments on outstanding debt obligations of the holding company. Effective in 2021 for UPCIC and 2022 for APPCIC, the holding company has put in place an ongoing surplus note arrangement with the Insurance Entities, which has been approved by the FLOIR as the Insurance Entities’ domestic regulator. Surplus notes are unsecured debt issued by the Insurance Entities that are subordinated to all claims by policyholders and creditors, with interest and principal payments on the surplus notes to the holding company being made only upon the FLOIR’s express approval. Surplus notes are considered bonds in function and payout structure, but are accounted for as equity in the statutory reporting of the Insurance Entities. The holding company has outstanding with the Insurance Entities $187.2 million in surplus notes and accrued interest as of December 31, 2025. Under the terms of the surplus notes, interest accrues at a variable rate which resets annually (currently 11.33% for 2025) on the outstanding surplus note balances and, if approved by the FLOIR, is payable annually to the holding company. The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. New regulations or changes to existing regulations or their interpretations imposed on the Company and its affiliates may also impact the availability, amount and timing of future dividend payments to the parent. Principal sources of liquidity for the holding company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions paid by third-party reinsurers earned on reinsurance contracts placed by our wholly-owned subsidiary, BARC and policy fees charged to policyholders. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income from those investments. As discussed in “Part II—Item 8—Note 5 (Insurance Operations)”, there are limitations on the dividends the Insurance Entities may pay to their immediate parent company, Protection Solutions, Inc. (“PSI,” formerly known as Universal Insurance Holding Company of Florida).
The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Part II—Item 8—Note 5 (Insurance Operations)”. Dividends from the Insurance Entities can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by the Insurance Entities to PSI without prior approval (an “ordinary dividend”) is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the years ended December 31, 2025 and 2024 the Insurance Entities did not pay dividends to PSI. As of December 31, 2025, the Insurance Entities did not have the capacity to pay ordinary dividends.
On November 23, 2021, we issued $100.0 million of 5.625% Senior Unsecured Notes due 2026. We used the net proceeds to support the Insurance Entities’ statutory capital requirements and for general corporate purposes. If necessary, the Company also has amounts available under our unsecured revolving loan as discussed in “Part II—Item 8—Note 7 (Debt)”. Management is still evaluating whether this will be repaid or refinanced later in 2026.

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
Our insurance operations provide liquidity as premiums are generally received months or even years before potential losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale. The average credit rating on our available-for-sale securities was A+ as of December 31, 2025 and December 31, 2024. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of our available-for-sale securities was 3.6 years as of December 31, 2025 compared to 3.4 years at December 31, 2024. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments.
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
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio as of the dates presented (dollars in thousands):

	As of December 31,
	2025	2024
Stockholders’ equity	$551,035	$373,250
Total debt	100,481	101,243
Total capital resources	$651,516	$474,493

Debt-to-total capital ratio	15.4%	21.3%
Debt-to-equity ratio	18.2%	27.1%
Capital resources, net increased by $177.0 million for the year ended December 31, 2025, reflecting a net increase in total stockholders’ equity, partially offset by a decline in debt. The change in stockholders’ equity was the result of our 2025 net income offset by treasury share purchases and dividends to shareholders. See “Part II—Item 8—Consolidated Statements of Stockholders’ Equity” and “Part II—Item 8—Note 8 (Stockholders’ Equity)” for an explanation of changes in treasury stock. The reduction during 2025 in debt was primarily the result of principal payments on debt of $1.5 million offset by amortization of debt issuance costs of $0.7 million on our 5.625% Senior Unsecured Notes due 2026. See “—Liquidity and Capital Resources” for more information.
Additional paid-in-capital increased by $2.5 million primarily from increases from stock option exercises of $12.8 million and share-based compensation expense of $8.7 million for the year ended December 31, 2025. These increases were largely offset by common stock value acquired and cancelled through withholdings for the intrinsic value and tax liabilities upon exercise of stock options and tax withholdings on performance share units, restricted stock units and restricted stock awards vested for share-based payment transactions totaling $18.9 million.

The debt-to-total capital ratio is total debt divided by total capital resources, whereas the debt-to-equity ratio is total debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.
Risk-Based Capital Requirements
The Insurance Entities are required annually to comply with the NAIC RBC requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2025, based on calculations using the appropriate NAIC RBC formula, the Insurance Entities reported respective total adjusted capital in excess of the requirements. Failure by the Insurance Entities to maintain the required level of statutory capital and surplus could result in the suspension of their authority to write new or renewal business, other regulatory actions, or ultimately, in the revocation of their certificate of authority by the FLOIR.
Unsecured Revolving Loan
As discussed in “Part II—Item 8—Note 7 (Debt)”, the Company entered into a committed and unsecured $50.0 million revolving credit line with JP Morgan Chase Bank, N.A. This agreement succeeded the previous $50.0 million revolving credit line with J.P. Morgan Chase, N.A. As of December 31, 2025, the Company has not borrowed any amount under this revolving loan. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings mature on May 29, 2026, 364 days after the inception date and carries an interest rate of prime rate plus a margin of 2.00% on borrowings. The credit line is subject to annual renewals. The credit line contains customary financial and other covenants, with which the Company is in compliance.
Debt
In November 2021, we issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”) to certain institutional accredited investors and qualified institutional buyers. The Notes mature on November 30, 2026, at which time the entire $100 million of principal is due and payable. At any time on or after November 30, 2023, the Company may redeem all or part of the Notes. See “Part II—Item 8—Note 7 (Debt)” for additional details. As of December 31, 2025, we were in compliance with all applicable covenants.
We will also continue to evaluate opportunities to access the debt capital markets to raise additional capital. We anticipate any proceeds would be used for general corporate purposes, including investing in the capital and surplus of the Insurance Entities.
In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term, with quarterly payments of interest based on the 10-year Constant Maturity Treasury Index. As of December 31, 2025, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates. See “Part II—Item 8—Note 7 (Debt)” for additional details. At December 31, 2025, UPCIC was in compliance with the terms of the surplus note and with each of the loan’s covenants as implemented by rules promulgated by the SBA. Total adjusted capital and surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.
In addition to liquidity generated from our operations, we maintain a prudent investment portfolio, mainly consisting of high-grade fixed income securities. Our primary goal is to safeguard capital and ensure sufficient liquidity for potential claims and other financial requirements. The portfolio also aims to achieve a comprehensive return, with a focus on investment income. Our operations have historically produced a steady flow of funds, contributing to the growth of our cash and investments.
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
Common Stock Repurchases
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock, and general market conditions. We will fund the share repurchase program with cash from operations. During 2025, there were two authorized repurchase plans in effect:
•On March 11, 2024, our Board of Directors authorized the March 2026 Share Repurchase Program pursuant to which we repurchased 977,616 shares of our common stock at an aggregate cost of approximately $20.0 million. As of December 31, 2025, we have repurchased all authorized common stock under the March 2026 Share Repurchase Program.
•On May 1, 2025, our Board of Directors authorized the May 2027 Share Repurchase Program, pursuant to which we have repurchased 737,462 shares of our common stock at an aggregate cost of approximately $19.8 million. As of

December 31, 2025, we have the ability to purchase up to approximately $0.2 million of our common stock under the May 2027 Share Repurchase Program.
In total, during the year ended December 31, 2025, we repurchased an aggregate of 843,651 shares of our common stock in the open market at an aggregate purchase price of $22.4 million. Also see “Part II—Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Registrant Purchases of Equity Securities” for share repurchase activity during the three months ended December 31, 2025.
On January 7, 2026, our Board of Directors authorized the repurchase of an additional $20.0 million of our common stock through January 8, 2028 (the “January 2028 Share Repurchase Program”). As of February 23, 2026 we have the ability to purchase approximately $20 million of our common stock under the January 2028 Share Repurchase Program.
Cash Dividends
The following table summarizes the dividends declared and paid by the Company during the year ended December 31, 2025:

	Dividend	Shareholders	Dividend	Cash Dividend
2025	Declared Date	Record Date	Payable Date	Per Share Amount
First Quarter	February 6, 2025	March 7, 2025	March 14, 2025	$0.16
Second Quarter	April 14, 2025	May 9, 2025	May 16, 2025	$0.16
Third Quarter	July 9, 2025	August 1, 2025	August 8, 2025	$0.16
Fourth Quarter	November 6, 2025	December 5, 2025	December 12, 2025	$0.29
Reinsurance Recoverable
The following table provides total unpaid loss and LAE, net of related reinsurance recoverable for the dates presented (in thousands):

	Years Ended December 31,
	2025	2024
Unpaid loss and LAE, net	$26,871	$28,115
IBNR loss and LAE, net	439,497	369,240
Total unpaid loss and LAE, net	$466,368	$397,355

Reinsurance recoverable on unpaid loss and LAE	$21,740	$97,250
Reinsurance recoverable on IBNR loss and LAE	192,604	464,686
Total reinsurance recoverable on unpaid loss and LAE	$214,344	$561,936
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
The following table provides the statutory loss ratios, expense ratios and combined ratios for the periods indicated for the Insurance Entities:

	Years Ended December 31,
	2025	2024
Loss and LAE Ratio (1)
UPCIC	70%	78%
APPCIC	42%	60%
Expense Ratio (1)
UPCIC	30%	24%
APPCIC	58%	38%
Combined Ratio (1)
UPCIC	100%	102%
APPCIC	100%	98%

(1)The ratios are net of ceded premiums and losses and LAE, including premiums ceded to our catastrophe reinsurers which comprise a significant cost, and losses and LAE ceded to reinsurers. The expense ratio includes management fees and commissions, which are based on market rates, paid to an affiliate of the Insurance Entities in the amount of $119.5 million and $55.8 million for UPCIC for the years ended December 31, 2025 and 2024, respectively, and $2.8 million for APPCIC for each of the years ended December 31, 2025 and 2024, respectively. The management fees and commissions paid to the affiliate are eliminated in consolidation.
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
In 2025, Demotech, Inc. affirmed the Financial Stability Rating® of “A” for the Insurance Entities and Kroll affirmed its insurer financial strength ratings of “A-”. According to Demotech, Inc., the assigned rating represents a company’s continued positive surplus related to policyholders, liquidity of invested assets, an acceptable level of financial leverage, reasonable loss and LAE reserves, and realistic pricing. According to Kroll, its category of “A” ratings, inclusive of A+, A, and A- ratings, indicates an insurer’s financial condition is strong and it is very likely to meet its policy obligations under difficult economic, financial, and business conditions. The ratings of the Insurance Entities are subject to at least annual review by the respective rating agencies, and may be revised upward or downward or revoked at the sole discretion of the rating agencies. Insurer financial stability or financial strength ratings are primarily directed towards policyholders, and are not evaluations directed toward the protection of investors in a company, including holders of a company’s common stock, and are not recommendations to buy, sell, or hold securities.
The “A” rating on the 5.625% Senior Unsecured Notes due 2026 was reaffirmed by Egan-Jones Ratings Company in 2025. There are three notches in the rating categories assigned by Egan-Jones Ratings Company (e.g., A-, A, and A+), except for AAA and those deep into speculative grade, i.e., CC, C, and D, which do not have notches. According to Egan-Jones Ratings Company, the assigned rating pertains solely to their view of current and prospective credit quality. Their rating does not address pricing, liquidity, or other risks associated with holding investments in the issuer (UVE). Their rating is dependent on numerous factors including the reliability, accuracy, and quality of the data used in determining the credit rating.
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
MATERIAL CASH REQUIREMENTS
The following table represents our material cash requirements for which cash flows are fixed or determinable as of December 31, 2025 (in thousands):

	Total	Next 12 months	Beyond 12 months
Reinsurance payable and multi-year commitments (1)	$564,334	$346,299	$218,035
Unpaid losses and LAE, direct (2)	680,712	349,886	330,826
Debt (3)	106,751	106,751	—
Total material cash requirements	$1,351,797	$802,936	$548,861
(1)The amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Part II—Item 8—Note 15 (Commitments and Contingencies)”.
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through December 31, 2025. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from our reinsurance program. See “Part II—Item 8—Note 4 (Reinsurance)” and “—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)”.
(3)Debt consists of a Surplus note and 5.625% senior unsecured notes. See “Part II—Item 8—Note 7 (Debt)”.

ANALYSIS OF FINANCIAL CONDITION AS OF DECEMBER 31, 2025 COMPARED TO DECEMBER 31, 2024
We believe that the cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of December 31,
Type of Investment	2025	2024
Available-for-sale debt securities	$1,431,028	$1,269,079
Equity securities	85,420	77,752
Other investments, at fair value	10,693	16,123
Investment real estate, net	5,463	8,322
Total	$1,532,604	$1,371,276
Total invested assets were $1.53 billion as of December 31, 2025 compared to $1.37 billion as of December 31, 2024. The increase is primarily attributable to investment of excess cash into the portfolio, unrealized gains on our debt and equity securities, and increases in net investment income. Cash and cash equivalents were $408.9 million at December 31, 2025 compared to $259.4 million at December 31, 2024, an increase of 57.6%. See below “—Liquidity and Capital Resources” for more information. Cash and cash equivalents are invested short-term until needed to settle loss and LAE payments, reinsurance premium payments, and operating cash needs, or until they are deployed by our investment advisors.
See “Part II—Item 8—Consolidated Statements of Cash Flows” and “Item 8—Note 3 (Investments)” for explanations on changes in investments.
Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1st to May 31st of the following year. The increase of $28.3 million to $291.0 million as of December 31, 2025 was primarily due to increased reinsurance costs relating to the placement of our 2025-2026 catastrophe reinsurance program beginning on June 1, 2025, less amortization of ceded written premium for the reinsurance costs earned since the beginning of the new program. See “Part II— Item 7— “Reinsurance Program” regarding the Company’s reinsurance placement.
Reinsurance recoverable represents the estimated amount of paid and unpaid losses, LAE, and other expenses that are expected to be recovered from reinsurers. The decrease of $394.7 million to $232.9 million as of December 31, 2025 was primarily due to the collection of ceded losses from Hurricanes Helene and Milton, as well as other prior events collected during 2025 from reinsurers.
Premiums receivable, net represents amounts receivable from policyholders. The decrease in premiums receivable, net, to $75.7 million as of December 31, 2025 is consistent with premium trends including seasonality and consumer payment behaviors.
Deferred policy acquisition costs (“DPAC”) increased by $7.4 million to $128.6 million as of December 31, 2025, and is consistent with written premium trends and changes in commissions paid to agents. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Income taxes payable/recoverable represents the amounts due to/from taxing jurisdictions within one year. An income tax payable arises when current income tax liabilities exceed tax payments, and an income tax recoverable occurs when tax payments exceed current income tax liabilities. As of December 31, 2025, the balance of income taxes payable was $28.6 million, compared to a balance payable of $6.6 million as of December 31, 2024.
Deferred income taxes represent the estimated tax asset or tax liability caused by temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the year ended December 31, 2025, net deferred income tax assets, decreased by $14.5 million to $27.7 million, primarily due to the impact of an increase in unrealized gains on investments and a reduction of net operating loss carryforwards. Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
See “Part II—Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $278.6 million to $680.7 million as of December 31, 2025. Unpaid losses and LAE decreased in 2025 as a result of payment of current and prior year claims including the settlement of Hurricanes Helene and Milton claims during 2025, along with normal recurring claim activity. Unpaid losses and LAE are net of estimated subrogation recoveries of $43.4 million as of December 31, 2025 compared to $69.2 million as of December 31, 2024.
Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The increase of $31.5 million from December 31, 2024 to $1.09 billion as of December 31, 2025 reflects our increase in direct premiums written.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $15.6 million from December 31, 2024 to $61.8 million as of December 31, 2025 reflects customer payment behavior and the payment behavior of mortgage escrow service providers as well as premium trends.
Reinsurance payable, net, represents the unpaid reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums due to reinsurers, and cash advances received from reinsurers, if any. On June 1st of each year, we renew our core catastrophe reinsurance program and record the estimated annual cost of our reinsurance program. These estimated annual costs are increased or decreased during the year based on premium adjustments or as a result of new placements during the year. The annual cost initially increases reinsurance payable, which is then reduced as installment payments are made over the policy period of the reinsurance, which typically runs from June 1st to May 31st. The balance increased by $36.9 million to $257.2 million as of December 31, 2025 as a result of the renewal of the 2025-2026 reinsurance program effective June 1, 2025. See “—Liquidity and Capital Resources” for more information about timing of reinsurance premium installment payments.
Other liabilities and accrued expenses decreased by $7.0 million to $41.6 million as of December 31, 2025, primarily driven by an increase in other operating accrued expense and amounts payable for securities resulting from trades executed that had not settled as of December 31, 2025 offset by a decrease in amounts payable for accrued taxes and fees.
See “—Liquidity and Capital Resources” for more information about the changes in additional paid-in capital during 2025.
ARRANGEMENTS WITH VARIABLE INTEREST ENTITIES
We entered into a reinsurance captive arrangement with a VIE in the normal course of business, and consolidated the VIE since we are the primary beneficiary.
For a further discussion of our involvement with the VIE, see “Part II—Item 8—Note 2 (Summary of Significant Accounting Policies)” and “Item 8—Note 18 (Variable Interest Entities)”.

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
Liability for Unpaid Losses and LAE
A liability, net of estimated subrogation, is established to provide for the estimated costs of paying losses and LAE under insurance policies the Insurance Entities have issued. Underwriting results are significantly influenced by an estimate of a liability for unpaid losses and LAE. The liability is an estimate of amounts necessary to settle all outstanding claims, including claims that have been incurred, but not yet reported as of the financial statement date. The process of estimating loss reserves requires significant judgment due to a number of variables, such as the type, severity and jurisdiction of loss, economic conditions including inflation, social attitudes, judicial decisions and legislative development, and changes in claims handling procedures. These variables will inherently result in an ultimate liability that will differ from initial estimates. We revise our reserve for unpaid losses as additional information becomes available, and reflect adjustments, if any, in our earnings in the periods in which we determine the adjustments are necessary. Additionally, we estimate and accrue our right to subrogate reported or estimated claims against other parties. Subrogated claims are recorded at amounts estimated to be received from the subrogated parties, net of expenses and netted against unpaid losses and LAE.
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
•Five-year accident year table on cumulative paid claims and allocated claim adjustment expenses, net of reinsurance,
•Reconciliation of net incurred and paid claims development tables to the liability for unpaid losses and LAE in the consolidated balance sheets,
•Duration—a table of the average historical claims duration for the past five years, and
•Reconciliation of the change in liability for unpaid losses and LAE presented in the consolidated financial statements.

We utilize independent actuaries to help establish liabilities for unpaid losses, anticipated loss recoveries, and LAE. We do not discount the liability for unpaid losses and LAE for financial statement purposes. In establishing the liability for unpaid losses and LAE, actuarial best practices and judgment are relied upon in order to make appropriate selections of ultimate losses. There are inherent uncertainties associated with this estimation process, especially when a company is undergoing changes in its claims settlement practices, when a company has limited experience in a certain area or when behaviors of policyholders are influenced by external factors and/or market dynamics. As an example, a dramatic change occurred at the end of calendar year 2022 when significant reforms were enacted in Florida to eliminate a statutory right to attorneys’ fees in favor of policyholders and eliminate the use of assignments of benefits (“AOB”) by third parties such as contractors, both of which had previously increased represented claims and claims-related abuses. These reforms also reduced the time period for policyholders to file claims and shortened Florida insurers’ settlement requirements on property claims. As a result, these changes have had a meaningful influence on development pattern selections applied to accident periods subsequent to 2022 in the reserving estimates for each of the methods described in “Part II—Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)”. We are monitoring this loss experience in order to best reflect revised development patterns in estimation methods used to select ultimate loss and LAE for each accident period.
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
At each reporting date, the highest degree of uncertainty in reserve estimates arises from claims remaining to be settled for the current accident year and the most recent preceding accident year, and claims that have occurred but have not been reported. The estimate for the current accident year contains the greatest degree of uncertainty because it contains the greatest proportion of losses that have not been reported or settled but must be estimated as of the current reporting date. During the first year after the end of an accident year, a large portion of the total losses for that accident year are settled. When accident year losses paid through the end of the first year following the initial accident year are incorporated into updated actuarial estimates, the trends inherent in the settlement of claims emerge more clearly. Consequently, this is the point in time at which the largest re-

estimates of losses for an accident year can occur. After the second year, the losses paid for the accident year typically relate to claims that are more difficult to settle, such as those involving litigation.
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
In compliance with annual statutory reporting requirements, our appointed independent actuary provides a Statement of Actuarial Opinion (“SAO”) indicating that carried loss and LAE reserves recorded at each annual balance sheet date make a reasonable provision for all of the Insurance Entities’ unpaid loss and LAE obligations under the terms of contracts and agreements with our policyholders. Recorded reserves are compared to the indicated range provided in the actuary’s report accompanying the SAO. At December 31, 2025, the recorded amount for net loss and LAE falls within the range determined by the Company’s appointed independent actuary.
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

Year Ended December 31, 2025
		Percent Change in
Change in Reserves	Reserves	Net Income
-20.0%	$544,570	56%
-15.0%	578,605	42%
-10.0%	612,641	28%
-5.0%	646,676	14%
Base	680,712	—
5.0%	714,748	(14)%
10.0%	748,783	(28)%
15.0%	782,819	(42)%
20.0%	816,854	(56)%
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
Due to the uncertainties involved, the ultimate cost of losses and LAE may vary materially from recorded amounts, which are based on our best estimates. The liability for unpaid losses and LAE, net of subrogation at December 31, 2025 is $680.7 million.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires additional disclosure of certain costs and expenses within the notes to the financial statements. The updated standard is effective for annual periods beginning in 2027 and interim periods beginning in the first quarter of 2028. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on financial statement disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software, which modernizes the accounting for internal-use software and clarifies capitalization criteria. The updated standard is effective for the company beginning with interim and annual reporting periods in 2028. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on the Consolidated Financial Statements.
There have been no other recent accounting pronouncements or changes in accounting pronouncements that are identified to have significance or potential significance to the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”), and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of

December 31, 2025 is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose us to changing market conditions, specifically interest rates and equity price changes.
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
The following tables provide information about our fixed income Financial Instruments as of December 31, 2025 compared to December 31, 2024, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	December 31, 2025
	2026	2027	2028	2029	2030	Thereafter	Other	Total
Amortized cost	$161,486	$236,488	$160,014	$158,158	$220,390	$527,206	$2,403	$1,466,145
Fair market value	$160,558	$235,232	$158,958	$155,235	$210,711	$507,974	$2,360	$1,431,028
Coupon rate	3.14%	3.17%	3.98%	3.79%	3.31%	4.01%	3.61%	3.64%
Book yield	3.15%	3.59%	3.72%	3.64%	3.24%	4.04%	3.69%	3.67%
* Years to effective maturity - 4.5 years

	December 31, 2024
	2025	2026	2027	2028	2029	Thereafter	Other	Total
Amortized cost	$158,437	$209,968	$248,992	$125,914	$129,322	$477,397	$3,502	$1,353,532
Fair market value	$156,618	$204,367	$240,785	$120,510	$120,451	$422,974	$3,374	$1,269,079
Coupon rate	3.21%	3.01%	2.95%	3.68%	3.61%	3.47%	4.77%	3.30%
Book yield	2.80%	2.66%	3.07%	3.40%	3.20%	3.16%	1.23%	3.03%
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
The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	December 31, 2025		December 31, 2024
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$37,509	43.9%	$14,409	18.5%
Mutual funds and other	47,911	56.1%	63,343	81.5%
Total equity securities	$85,420	100.0%	$77,752	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at December 31, 2025 and 2024 would have resulted in a decrease of $17.1 million and $15.6 million, respectively, in the fair value of those securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Universal Insurance Holdings, Inc.
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Universal Insurance Holdings, Inc. (the “Company”) as of December 31, 2025 and 2024; the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2025; and the related notes and schedules (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee Sponsoring Organizations of the Treadway Commission (the “COSO framework”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the COSO framework.
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
The Company’s estimated liability for unpaid losses and loss adjustment expenses (“LAE”) totaled $680.7 million at December 31, 2025. The balance consists of three components: (1) an amount determined from current loss reports for individual cases reported but unpaid based on past experience of similar cases settled, (2) an amount for claims incurred but not reported and development of reported claims based on a range of actuarial methodologies and assumptions, and (3) an amount for expenses for investigating and the settlement of reported and unreported claims. Estimating the liability for unpaid losses and LAE requires significant judgment relating to factors such as claim development patterns, severity, type and jurisdiction of loss, economic conditions, legislative developments, and a variety of actuarial assumptions. Management engages an independent actuarial firm to prepare an actuarial analysis of unpaid losses and LAE and provides a statement of actuarial opinion on management’s estimate of unpaid losses and LAE. Estimating the liability for unpaid losses and LAE is inherently uncertain, dependent on management’s judgment, and significantly impacted by claim and actuarial factors and conditions that may change over time. Catastrophe losses are an inherent risk of the property and casualty insurance industry that have contributed, and will continue to contribute, to potentially material year-to-year fluctuations in results of operations and financial position of the Company. The effects of numerous considerations, include the timing of a catastrophe in relation to other events, such as at or near the end of a financial reporting period, can affect the availability of information needed to estimate reserves for that reporting period. The ultimate settlement of unpaid losses and LAE may vary materially from the recorded liability, and such variance may adversely affect the Company’s financial results. For these reasons, we identified the estimate of unpaid losses and LAE as a critical audit matter, as it involved especially subjective auditor judgment.
How the Critical Audit Matter was Addressed in the Audits
Our audit procedures related to the liability for unpaid losses and LAE included the following, among others:
•We obtained an understanding, evaluated the design, and tested the operating effectiveness of key controls over the process and data used by management to estimate the liability for unpaid losses and LAE, including those controls related to the estimation, evaluation, and management’s review of the estimated liability for unpaid losses and LAE.
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
•With assistance from our actuarial specialist, we evaluated the appropriateness and respective weighting of the actuarial methodologies selected by management used to develop the unpaid losses and LAE reserve estimate, including evaluation of catastrophe loss events independently from other non-catastrophe loss events. As part of this evaluation, we performed a trend analysis of case reserves, including comparing open case counts, average reserves per claim on a gross basis, and examining incurred but not reported reserves as a percentage of case reserves.
/s/ Plante & Moran, PLLC
We have served as the Company’s auditor since 2002.
East Lansing, Michigan
February 27, 2026

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2025	2024
ASSETS
Available-for-sale debt securities, at fair value, net of allowance for credit losses of $631 and $1,018 (amortized cost: $1,466,145 and $1,353,532)	$1,431,028	$1,269,079
Equity securities, at fair value (cost: $87,326 and $79,917)	85,420	77,752
Other investments, at fair value (cost: $5,000 and $8,794)	10,693	16,123
Investment real estate, net	5,463	8,322
Total invested assets	1,532,604	1,371,276
Cash and cash equivalents	408,868	259,441
Restricted cash and cash equivalents	68,970	2,635
Prepaid reinsurance premiums	291,031	262,716
Reinsurance recoverable	232,918	627,617
Premiums receivable, net	75,721	77,936
Property and equipment, net	49,349	48,653
Deferred policy acquisition costs	128,564	121,178
Deferred income tax asset, net	27,658	42,163
Other assets	24,012	28,246
Total assets	$2,839,695	$2,841,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$680,712	$959,291
Unearned premiums	1,091,959	1,060,446
Advance premium	61,847	46,237
Income taxes payable	28,554	6,561
Reinsurance payable, net	257,242	220,328
Commission payable	26,307	25,931
Other liabilities and accrued expenses	41,558	48,574
Debt, net of issuance costs	100,481	101,243
Total liabilities	2,288,660	2,468,611
Commitments and Contingencies (Note 15)
STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000; issued and outstanding - 10 and 10
Minimum liquidation preference - $9.99 and $9.99 per share
Common stock, $.01 par value	482	475
Authorized shares - 55,000; issued - 48,234 and 47,478 ; outstanding - 28,008 and 28,096
Treasury shares, at cost - 20,226 and 19,382	(305,064)	(282,693)
Additional paid-in capital	124,319	121,781
Accumulated other comprehensive income (loss), net of taxes	(26,151)	(63,166)
Retained earnings	757,449	596,853
Total stockholders’ equity	551,035	373,250
Total liabilities and stockholders’ equity	$2,839,695	$2,841,861

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended December 31,
	2025	2024	2023
REVENUES
Direct premiums written	$2,140,256	$2,069,692	$1,921,833
Change in unearned premium	(31,513)	(69,887)	(46,704)
Direct premium earned	2,108,743	1,999,805	1,875,129
Ceded premium earned	(669,728)	(626,732)	(623,193)
Premiums earned, net	1,439,015	1,373,073	1,251,936
Net investment income	70,627	59,148	48,449
Net realized gains (losses) on investments	5,698	(1,315)	(1,229)
Net change in unrealized gains (losses) on investments	(1,177)	9,936	12,046
Commission revenue	61,336	51,792	54,058
Policy fees	20,100	19,490	18,881
Other revenue	8,316	8,412	7,441
Total revenues	1,603,915	1,520,536	1,391,582
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	985,878	1,087,366	992,636
Policy acquisition costs	250,246	233,444	208,011
Other operating costs and expenses	118,300	108,639	96,055
Total operating costs and expenses	1,354,424	1,429,449	1,296,702
Interest and amortization of debt issuance costs	6,422	6,476	6,531
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	243,069	84,611	88,349
Income tax expense (benefit)	60,118	25,683	21,526
NET INCOME (LOSS)	$182,951	$58,928	$66,823
Basic earnings (loss) per common share	$6.56	$2.07	$2.24
Weighted average common shares outstanding - Basic	27,890	28,498	29,829
Diluted earnings (loss) per common share	$6.32	$2.01	$2.22
Weighted average common shares outstanding - Diluted	28,956	29,274	30,147
Cash dividend declared per common share	$0.77	$0.77	$0.77

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2025	2024	2023
Net income (loss)	$182,951	$58,928	$66,823
Other comprehensive income (loss), net of taxes	37,015	11,006	29,610
Comprehensive income (loss)	$219,966	$69,934	$96,433

`

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 and 2023
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2022	(16,790)		47,179	10	$472	$—	$112,509	$517,455	$(103,782)	$(238,758)	$287,896
Vesting of performance share units	(6)	(A)	16	—	—	—	—	—	—	(64)	(64)
Grants of restricted stock awards	—		36	—	—	—	—	—	—	—	—
Vesting of restricted stock units	(16)	(A)	48	—	—	—	—	—	—	(160)	(160)
Stock option exercises	(82)	(A)	94	—	—	—	1,391	—	—	(115)	1,276
Retirement of treasury shares	104	(A)	(104)	—	—	—	(1,730)	—	—	339	(1,391)
Purchases of treasury stock, including excise tax	(1,513)		—	—	—	—	—	—	—	(22,021)	(22,021)
Share-based compensation	—		—	—	—	—	5,006	—	—	—	5,006
Other (B)	—		—	—	—	—	(2,090)	—	—	—	(2,090)
Net income (loss)	—		—	—	—	—	—	66,823	—	—	66,823
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	29,610	—	29,610
Declaration of dividends ($0.77 per common share and $1.00 per preferred share)	—		—	—	—	—	—	(23,588)	—	—	(23,588)
Balance, December 31, 2023	(18,303)		47,269	10	472	—	115,086	560,690	(74,172)	(260,779)	341,297
Grants of restricted stock awards	—		28	—	—	—	—	—	—	—	—
Vesting of restricted stock units	(68)	(A)	248	—	3	—	(3)	—	—	(1,418)	(1,418)
Stock option exercise	(2)	(A)	3	—	—	—	54	—	—	(55)	(1)
Retirement of treasury shares	70	(A)	(70)	—	—	—	(1,473)	—	—	1,473	—
Purchases of treasury stock, including excise tax	(1,079)		—	—	—	—	—	—	—	(21,914)	(21,914)
Share-based compensation	—		—	—	—	—	8,627	—	—	—	8,627
Other (B)	—		—	—	—	—	(510)	—	—	—	(510)
Net income (loss)	—		—	—	—	—	—	58,928	—	—	58,928
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	11,006	—	11,006
Declaration of dividends ($0.77 per common share and $1.00 per preferred share)	—		—	—	—	—	—	(22,765)	—	—	(22,765)
Balance, December 31, 2024	(19,382)		47,478	10	475	—	121,781	596,853	(63,166)	(282,693)	373,250
Vesting of performance share units	(40)	(A)	102	—	1	—	(1)	—	—	(806)	(806)
Vesting of restricted stock units	(91)	(A)	286	—	3	—	(3)	—	—	(2,855)	(2,855)
Grants of restricted stock awards	—		348	—	3	—	(3)	—	—	—	—
Stock option exercises	(590)	(A)	741	—	7	—	12,775	—	—	(15,228)	(2,446)
Retirement of treasury shares	721	(A)	(721)	—	(7)	—	(18,882)	—	—	18,889	—
Purchases of treasury stock, including excise tax	(844)		—	—	—	—	—	—	—	(22,371)	(22,371)
Share-based compensation	—		—	—	—	—	8,652	—	—	—	8,652
Net income (loss)	—		—	—	—	—	—	182,951	—	—	182,951
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	37,015	—	37,015
Declaration of dividends ($0.77 per common share and $1.00 per preferred share)	—		—	—	—	—	—	(22,355)	—	—	(22,355)
Balance, December 31, 2025	(20,226)		48,234	10	$482	$—	$124,319	$757,449	$(26,151)	$(305,064)	$551,035

(A)
All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of stock options exercised, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

(B)
As of December 31, 2024 and December 31, 2023, the Other line within Additional Paid-In Capital includes $0.5 million and $2.1 million, respectively, in connection with the cash settlement of certain restricted stock units.

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net Income (loss)	$182,951	$58,928	$66,823
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	3,494	548	504
Depreciation and amortization	6,444	6,117	7,313
Amortization of share-based compensation	8,652	8,117	2,916
Amortization of debt issuance costs	708	708	708
Provision for (or reversal of) credit losses on available-for-sale debt securities	(386)	452	(354)
Book overdraft increase (decrease)	—	(14,597)	14,597
Net realized (gains) losses on sale of investments	(5,698)	1,315	1,229
Net change in unrealized (gains) losses on investments	1,177	(9,936)	(12,046)
Amortization of premium/accretion of discount, net	624	3,753	6,563
Deferred income taxes	2,570	(2,570)	4,409
Excess tax (benefit) shortfall from share-based compensation	(1,109)	1,205	(20)
Loss (gain) on disposal of assets	128	104	642
Net change in assets and liabilities relating to operating activities:
Prepaid reinsurance premiums	(28,315)	(26,462)	46,173
Reinsurance recoverable	394,699	(408,515)	589,748
Income taxes payable	23,103	(530)	5,886
Premiums receivable, net	81	(1,433)	(7,992)
Accrued investment income	(2,023)	(1,584)	(1,332)
Income taxes recoverable	—	—	1,548
Deferred policy acquisition costs	(7,386)	(11,193)	(6,331)
Other assets	4,891	(8,041)	(3,000)
Unpaid losses and loss adjustment expenses	(278,579)	449,174	(528,673)
Unearned premiums	31,513	69,887	46,705
Commission payable	376	4,942	2,448
Reinsurance payable, net	36,915	28,478	(192,654)
Other liabilities and accrued expenses	(8,947)	(9,086)	31,465
Advance premium	15,610	(2,423)	(6,304)
Net cash provided by (used in) operating activities	381,493	137,358	70,971
Cash flows from investing activities:
Proceeds from sale of property and equipment	40	108	42
Purchases of property and equipment	(4,438)	(7,368)	(4,019)
Purchases of equity securities	(28,959)	(3,240)	(33,455)
Purchases of available-for-sale debt securities	(430,150)	(384,892)	(146,424)
Purchases of other investments	(1,035)	—	(4,794)
Purchases of investment real estate, net	—	(2,764)	—
Proceeds from sales of equity securities	22,144	13,854	45,095
Proceeds from sales of available-for-sale debt securities	126,552	49,128	19,222
Proceeds from sale of other investments	11,463	—	—
Maturities of available-for-sale debt securities	190,775	107,082	109,082
Net cash provided by (used in) investing activities	(113,608)	(228,092)	(15,251)
Cash flows from financing activities:
Preferred stock dividend	(10)	(10)	(10)
Common stock dividend	(22,165)	(22,316)	(23,279)
Purchase of treasury stock, inclusive of excise taxes paid	(22,370)	(21,914)	(22,021)
Payments related to tax withholding for share-based compensation	(6,107)	(1,420)	(339)
Repayment of debt	(1,471)	(1,471)	(1,471)
Net cash provided by (used in) financing activities	(52,123)	(47,131)	(47,120)
The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash and cash equivalents, and restricted cash and cash equivalents:
Net increase (decrease) during the period	215,762	(137,865)	8,600
Balance, beginning of period	262,076	399,941	391,341
Balance, end of period	$477,838	$262,076	$399,941

Supplemental cash and non-cash flow disclosures:
Interest paid	$5,714	$5,768	$5,823
Income taxes paid	$35,556	$27,570	$9,702
Income tax refund	$—	$—	$5
The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Consolidated Balance Sheets (in thousands):

	As of December 31,
	2025	2024	2023
Cash and cash equivalents	$408,868	$259,441	$397,306
Restricted cash and cash equivalents (1)	68,970	2,635	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$477,838	$262,076	$399,941
(1) See “—Note 5 (Insurance Operations)” and “—Note 18 (Variable Interest Entities)” for a discussion of the nature of the restrictions for restricted cash and cash equivalents.

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution, and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC,” and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance offered in 19 states as of December 31, 2025, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
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
To conform to the current period presentation, certain amounts in the prior periods’ consolidated financial statements and notes have been reclassified. Such reclassifications were of an immaterial amount and had no effect on previously reported net income or stockholders’ equity.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s primary use of estimates is in the recognition of unpaid losses, LAE, subrogation recoveries, reinsurance recoveries, and valuation of level 3 investments. Actual results could differ from those estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recently Adopted Accounting Pronouncements
The Company adopted Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which amends existing disclosure requirements for income taxes and requires public entities to provide in interim and annual reporting, tabular reconciliation disclosures of certain tax categories in both percentages and dollar amounts, a qualitative disclosure of state and local jurisdictions that make up the majority of the state and local income tax category, and the amount of income taxes paid. This guidance also eliminates the requirement for entities to estimate and disclose the reasonably possible range of unrecognized tax benefits in the next 12 months. The guidance is applied retrospectively to all periods presented in financial statements and is effective for fiscal years beginning after December 15, 2024, and for interim periods beginning after December 15, 2024. See “—Note 12 (Income Taxes)” for additional information.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires additional disclosure of certain costs and expenses within the notes to the financial statements. The updated standard is effective for annual periods beginning in

2027 and interim periods beginning in the first quarter of 2028. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on financial statement disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software, which modernizes the accounting for internal-use software and clarifies capitalization criteria. The updated standard is effective for the company beginning with interim and annual reporting periods in 2028. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on the Consolidated Financial Statements.
There have been no other recent accounting pronouncements or changes in accounting pronouncements that are identified to have significance or potential significance to the Company.
Accounting Policies
The significant accounting policies followed by the Company are summarized as follows:
Consolidation Policy: The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and VIEs in which the Company is determined to be the primary beneficiary. This analysis includes a review of the VIE’s capital structure, related contractual relationships and terms, nature of the VIE’s operations and purpose, nature of the VIE’s interests issued, and the Company’s involvement with the entity. When assessing the need to consolidate a VIE, the Company evaluates the design of the VIE as well as the related risks to which the entity was designed to expose the variable interest holders. The primary beneficiary is the entity that has both (i) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. While also considering these factors, the consolidation conclusion depends on the Company’s decision-making ability and its ability to influence activities that significantly affect the economic performance of the VIE.
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
Restricted Cash and Cash Equivalents. The Company classifies amounts of cash and cash equivalents that are restricted in terms of their use and withdrawal and shown separately in the face of the Consolidated Balance Sheets. See “—Note 5 (Insurance Operations)” for discussions on the nature of the restrictions.
Investment, Securities Available for Sale. The Company’s securities available for sale include debt securities and short-term investments with original maturities greater than three months. Securities available-for-sale are recorded at fair value in the Consolidated Balance Sheets, net of any allowance for credit losses. Unrealized gains and losses, excluding the credit loss portion, on available-for-sale debt securities and short-term investments are excluded from earnings and reported as a component of other comprehensive income (“OCI”), net of related deferred taxes until reclassified to earnings upon the consummation of a sales transaction with an unrelated third party. Gains and losses realized on the disposition of available-for-sale debt securities are determined on the first in, first out (“FIFO”) basis and credited or charged to income. Premium and discount on investment securities are amortized and accreted using the interest method and charged or credited to investment income.
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
Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense and are reported as other operating expenses. Losses are charged against the allowance when management believes an available-for-sale debt security is confirmed as uncollected or when either of the criteria regarding intent or requirement to sell is met.
Accrued interest receivable on available-for-sale securities totaled $11.9 million and $9.9 million as of December 31, 2025 and December 31, 2024, respectively and is evaluated in the estimate for credit losses. Accrued interest receivable is included under Other Assets in the Consolidated Balance Sheets.

Investment, Equity Securities. The Company’s investments in equity securities are recorded at fair value in the Consolidated Balance Sheets with changes in the fair value of equity securities reported in current period earnings in the Consolidated Statements of Income within net change in unrealized gains (losses) on investments as they occur.
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
Other Investments. The inputs used by management in estimating the fair value of Level 3 investments may include valuations and other reporting provided by representatives of the portfolio companies, original transaction prices, recent transactions for identical or similar instruments, and comparisons to fair values of comparable investments, and may include adjustments to reflect illiquidity or non-transferability. The Company has policies with respect to its investments, which may assist the Company in assessing the quality of information provided by, or on behalf of, each portfolio investment and in determining whether such information continues to be provided by a reliable source or whether further investigation is necessary. Any such investigation, as applicable, may or may not require management to forego its normal reliance on the value supplied by, or on behalf of, such portfolio investment and to independently recommend the fair value of the Company’s interest in such portfolio investments for approval by the Board, consistent with the Company’s valuation procedures. Other Investments are recorded at fair value in the Consolidated Balance Sheets.
Other Investments Measured at Net Asset Value. For certain investments with ownership interest at five percent or less, the Company uses the net asset value (“NAV”) method to estimate the fair value of these investments. The Company generally recognizes its share of the limited partnerships’ earnings or losses on a three-month lag. Due to the lag, the Company may record an adjustment to the Company’s most recent share of NAV when the amount can be reasonably estimated, and a material impact on the net asset value is expected. Net investment income or loss from limited partnerships represents a net aggregate amount of operating results allocated to the Company based on the percentage of ownership interest in each limited partnership. Other investments measured at NAV are recorded at fair value and included in Other Investments in the Consolidated Balance Sheets,
Assets Held for Sale. The Company considers properties, including land, to be assets held for sale when (1) management commits to a plan to sell the property; (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and the Company expects the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and the Company ceases depreciation. Assets held for sale are stated separately in the accompanying Consolidated Balance Sheets. There were no assets held for sale as of December 31, 2025 and December 31, 2024.
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
Premiums Receivable. Generally, premiums are collected prior to or during the policy period as permitted under the Insurance Entities’ payment plans. Credit risk is minimized through the effective administration of policy payment plans whereby the rules governing policy cancellation minimize circumstances in which the Company extends insurance coverage without having received the corresponding premiums. The Company performs a policy-level evaluation to determine the extent the premiums receivable balance exceeds the unearned premiums balance. Under Accounting Standards Codification (“ASC”) 326 and given the short-term nature of these receivables, the Company employed the aging method to estimate credit losses by pooling receivables based on the levels of delinquency and evaluating current conditions and reasonable and supportable forecasts. As of December 31, 2025 and 2024, the Company recorded estimated credit losses of $2.3 million and $0.5 million, respectively.
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
Policy Fees. Policy fees, which represents fees paid by policyholders to the MGA on all new and renewal insurance policies, are generally recognized as income upon policy inception, which coincides with the completion of our service obligation when the policy is issued.

Other Revenue. The Company offers its policyholders the option of paying their policy premiums in full at inception or in installments. The Company charges fees to its policyholders that elect to pay their premium in installments and records such fees as revenue when the service obligation is met by the Company.
Deferred Policy Acquisition Costs. The Company defers direct commissions and premium taxes relating to the successful acquisition or renewal of insurance policies and defers the costs until recognized as expense over the terms of the policies to which they are related. Deferred policy acquisition costs (“DPAC”) are recorded at their estimated realizable value.
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
Debt, Net of Debt Issuance Costs. The Company records debt, net in the Consolidated Balance Sheets at its carrying value. The Company incurs specific incremental costs in connection with the issuance of the Company’s debt instruments. These debt issuance costs include issue costs and other direct costs payable to third parties that are recorded as a direct deduction from the carrying value of the associated debt liability in the Consolidated Balance Sheets. The Company amortizes the debt issuance costs as interest expense over the term of the related debt using the interest method in the Consolidated Statements of Income.
Insurance Liabilities. Unpaid losses and LAE are provided for as claims are incurred. The provision for unpaid losses and LAE includes: (1) the accumulation of individual case estimates for claims and claim adjustment expenses reported prior to the close of the accounting period; (2) estimates for unreported claims based on industry data and actuarial analysis; and (3) estimates of expenses for investigating and adjusting claims based on the experience of the Company and the industry. The Company estimates and accrues its right to subrogate reported or estimated claims against other parties. Subrogated claims are recorded at amounts estimated to be received from the subrogated parties, net of related costs and are netted against unpaid losses and LAE.
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
Provision for Premium Deficiency. It is the Company’s policy to evaluate and recognize losses on insurance contracts when estimated future claims, unamortized policy acquisition costs and expected policy maintenance costs under a group of existing contracts will exceed anticipated future premiums. No accrual for a premium deficiency was considered necessary as of December 31, 2025 and 2024.
Reinsurance. Ceded written premium is recorded upon the effective date of the reinsurance contracts and earned over the contract period. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreements and consistent with the establishment of the gross insurance liability to the Company. Reinsurance premiums, losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Under ASC 326 and given the short-term nature of these receivables, the Company considered the effects of credit enhancements (i.e. funds withheld liability, letters of credit, and trust arrangements) and other qualitative factors that allowed it to conclude there was no material risk exposure. There is no estimated credit loss allowance as of December 31, 2025 and 2024.
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
Income (Loss) Per Share of Common Stock. Basic earnings per share excludes dilution and is computed by dividing the Company’s net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the Company’s net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period plus the impact of all potentially dilutive common shares, primarily preferred stock, unvested shares, and options. The dilutive impact of stock options and unvested shares is determined by applying the treasury stock method and the dilutive impact of the preferred stock is determined by applying the “if converted” method.
Fair Value Measurements. The Company’s policy is to record transfers of assets and liabilities, if any, between Level 1, Level 2, and Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. There were no transfers during the years ended December 31, 2025 and 2024.

Share-based Compensation. The Company accounts for share-based compensation based on the estimated grant-date fair value. The Company recognizes these compensation costs in other operating cost expenses and generally amortizes them on a straight-line basis over the requisite service period of the award, which is the vesting term. Restricted stock units are generally settled in common stock upon vesting (but may be cash settled to the extent that such is determined appropriate in the Compensation Committee’s discretion) and are subject to time-based vesting requirements. Performance stock units are also generally settled in common stock upon vesting (but may be cash settled to the extent that such is determined appropriate in the Compensation Committee’s discretion) and are subject to both time-based and performance-based vesting requirements. Restricted stock awards are generally settled in common stock upon vesting (but may be cash settled to the extent that such is determined appropriate in the Compensation Committee’s discretion) and are subject to time-based vesting requirements. Forfeitures are generally recorded as they occur. The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the grant-date assumptions. See “—Note 9 (Share-Based Compensation)” for additional information.
Statutory Accounting. UPCIC and APPCIC are highly regulated and prepare and file financial statements in conformity with the statutory accounting practices prescribed or permitted by the Florida Office of Insurance Regulation (the “FLOIR”) and the National Association of Insurance Commissioners (“NAIC”), which differ from GAAP. The FLOIR requires insurance companies domiciled in Florida to prepare their statutory financial statements in accordance with the NAIC Accounting Practices and Procedures Manual (the “Manual”), as modified by the FLOIR. Accordingly, the admitted assets, liabilities and capital and surplus of UPCIC and APPCIC as of December 31, 2025 and 2024 and the results of operations and cash flows, for the years ended December 31, 2025, 2024 and 2023, for their regulatory filings have been prepared in accordance with statutory accounting principles as promulgated by the FLOIR and the NAIC. The statutory accounting principles are more restrictive than GAAP and are designed primarily to demonstrate the ability to meet obligations to policyholders and claimants.
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

NOTE 3 – INVESTMENTS
Available-for-Sale Securities
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	December 31, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$28,560	$—	$248	$(243)	$28,565
Corporate bonds	962,761	(568)	7,860	(24,730)	945,323
Mortgage-backed and asset-backed securities	452,405	—	3,726	(20,370)	435,761
Municipal bonds	15,157	(1)	11	(897)	14,270
Redeemable preferred stock	7,262	(62)	48	(139)	7,109
Total	$1,466,145	$(631)	$11,893	$(46,379)	$1,431,028

	December 31, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$20,284	$—	$35	$(572)	$19,747
Corporate bonds	920,337	(894)	1,580	(52,075)	868,948
Mortgage-backed and asset-backed securities	387,538	—	1,041	(31,549)	357,030
Municipal bonds	15,893	(3)	—	(1,536)	14,354
Redeemable preferred stock	9,480	(121)	23	(382)	9,000
Total	$1,353,532	$(1,018)	$2,679	$(86,114)	$1,269,079

The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	December 31, 2025		December 31, 2024
		% of Total		% of Total
Average Credit Ratings	Fair Value	Fair Value	Fair Value	Fair Value
AAA	$452,520	31.6%	$378,732	29.9%
AA	238,705	16.7%	146,456	11.5%
A	431,545	30.2%	425,503	33.5%
BBB	298,976	20.9%	313,265	24.7%
No Rating Available	9,282	0.6%	5,123	0.4%
Total	$1,431,028	100.0%	$1,269,079	100.0%
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
The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:
Agency	$248,661	$235,255	$194,400	$171,531
Non-agency	64,301	60,580	58,722	51,940
Asset-backed securities:
Auto loan receivables	60,011	60,626	60,087	60,326
Credit card receivables	5,437	5,514	9,702	9,769
Other receivables	73,995	73,786	64,627	63,464
Total	$452,405	$435,761	$387,538	$357,030
The following tables summarize available-for-sale debt securities, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	December 31, 2025
	Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	$2,585	$(4)	$1,735	$(239)
Corporate bonds	27,363	(103)	223,610	(13,306)
Mortgage-backed and asset-backed securities	41,071	(293)	154,470	(20,076)
Municipal bonds	1,815	(16)	8,207	(671)
Redeemable preferred stock	—	—	92	(54)
Total	$72,834	$(416)	$388,114	$(34,346)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	$12,962	$(193)	$2,727	$(379)
Corporate bonds	44,049	(1,780)	283,877	(25,336)
Mortgage-backed and asset-backed securities	64,516	(1,567)	179,865	(29,935)
Municipal bonds	1,244	(53)	9,624	(1,099)
Redeemable preferred stock	—	—	825	(84)
Total	$122,771	$(3,593)	$476,918	$(56,833)
Unrealized losses on available-for-sale debt securities in the above table as of December 31, 2025 and 2024 have not been recognized into income as credit losses because the issuers are of high credit quality (investment grade securities), management does not intend to sell nor do they believe it is more likely than not it will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.
The table of expected credit losses below presents the beginning and ending balances, along with the provision for or reversal of credit loss expenses, categorized by security type. This information pertains to available-for-sale debt securities that are in an unrealized loss position, necessitating a credit allowance (in thousands):

	Corporate Bonds	Municipal Bonds	Redeemable Preferred Stock	Total Expected Credit Losses
Balance, December 31, 2023	$469	$4	$93	$566
Provision for (or reversal of) credit loss expense	425	(1)	28	452
Balance, December 31, 2024	894	3	121	1,018
Provision for (or reversal of) credit loss expense	(326)	(2)	(59)	(387)
Balance, December 31, 2025	$568	$1	$62	$631
See “—Note 2 (Summary of Significant Accounting Policies — Allowance for Credit Losses-Available-For-Sale Securities)” for more information about the methodology and significant inputs used to measure the amount related to expected credit losses on available-for-sale debt securities.
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	December 31, 2025
	Amortized Cost	Fair Value
Due in one year or less	$161,486	$160,558
Due after one year through five years	775,050	760,136
Due after five years through ten years	484,989	469,179
Due after ten years	42,217	38,795
Perpetual maturity securities	2,403	2,360
Total	$1,466,145	$1,431,028
All securities, except those with perpetual maturities, were categorized in the table above utilizing years to effective maturity. Effective maturity takes into consideration all forms of potential prepayment, such as call features or prepayment schedules, that shorten the lifespan of contractual maturity dates.

The following table provides certain information related to available-for-sale debt securities, equity securities and other investments, during the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$317,327	$156,210	$128,304
Equity securities	$22,144	$13,854	$45,095
Other investments	$11,463	$—	$—
Gross realized gains on sale of securities:
Available-for-sale debt securities	$529	$704	$36
Equity securities	$3,675	$1,347	$1,744
Other investments	$6,669	$—	$—
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(2,105)	$(1,499)	$(1,527)
Equity securities	$(3,069)	$(1,867)	$(1,482)

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023
Available-for-sale debt securities	$48,008	$35,428	$24,793
Equity securities	3,678	3,647	4,019
Cash and cash equivalents (1)	21,351	22,185	21,448
Other (2)	645	569	523
Total investment income	73,682	61,829	50,783
Less: Investment expenses (3)	(3,055)	(2,681)	(2,334)
Net investment income	$70,627	$59,148	$48,449

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.
Equity Securities
The following table provides the unrealized gains and (losses) recognized for the periods presented on equity securities still held at the end of the reported period (in thousands):

	Years Ended December 31,
	2025	2024	2023
Unrealized gains (losses) recognized during the reported period on equity securities still held at the end of the reported period	$1,363	$7,194	$3,723

Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	As of December 31,
	2025	2024
Income Producing:
Investment real estate	$7,426	$10,102
Less: Accumulated depreciation	(1,963)	(1,780)
Investment real estate, net	$5,463	$8,322
The following table provides the depreciation expense related to investment real estate for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023
Depreciation expense on investment real estate	$250	$208	$186
Other Investments
The Company has ownership interests in limited partnerships that are not registered or readily tradable on a securities exchange. These partnerships are with private equity funds managed by general partners who make decisions with regard to financial policies and operations. As such, the Company is not the primary beneficiary and does not consolidate these partnerships.
The fair value of the Company’s investments in certain private equity funds is also determined using Net Asset Value. The timing of the delivery of the funds’ financial statements and financial information is on a three-month lag which results in a three-month delay in the recognition of our share of the change in Net Asset Value. Effective in 2024, as this is the best information available, it will be used for the estimate of the net asset value as well as the fair value, unless conditions have changed significantly in the economy or securities markets. In such a case, we will adjust our estimate with assistance from the general partner.

The fair value of the other investments reported at net asset value consisted of the following as of the date presented (in thousands):

	As of December 31, 2025
	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Investments in private equity limited partnerships - Net Asset Value (a)	$10,693	$—	N/A	N/A
Total	$10,693	$—
(a)This class includes private equity funds that invest in cybersecurity companies and a space launch company, which are subject to a contractual restriction on the transfer or sale by the Company prior to liquidation or dissolution of the partnership agreement by the general partner. Distributions are received through liquidation of the underlying assets of the fund. The fair value of these assets has been estimated using the net asset value per share of investments. It is estimated that these investments will be liquidated over three to eight years.

	As of December 31, 2024
	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Investments in private equity limited partnerships - Net Asset Value (a)	$3,921	$—	N/A	N/A
Total	$3,921	$—
(a)This class includes private equity funds that invest in cybersecurity companies which are subject to a contractual restriction on the transfer or sale by the Company prior to liquidation or dissolution of the partnership agreement by the general partner. Distributions are received through liquidation of the underlying assets of the fund. The fair value of these assets have been estimated using the net asset value per share of investments. It is estimated that these investments will be liquidated over four to nine years.

Other investments consisted of the following as of the dates presented (in thousands):

	As of December 31,
	2025	2024
Investments in private equity limited partnerships reported at fair value	$—	$12,202
Investments in private equity limited partnerships reported at net asset value	10,693	3,921
Total Investments in private equity limited partnerships	$10,693	$16,123
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
The following table provides the unrealized gains (losses) recognized for the periods presented on investment in private equity limited partnership still held at the end of the reported period (in thousands):

	Years Ended December 31,
	2025	2024	2023
Unrealized gains (losses) recognized during the reported period on investment in private equity limited partnership reported at fair value still held at the end of the reported period	$—	$1,768	$5,640
Unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships reported at net asset value still held at the end of the reported period	5,737	(79)	—
Total unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships still held at the end of the reported period	$5,737	$1,689	$—

The unrealized gains (losses) and realized gains (losses) on these investments are recognized in net change in unrealized gains (losses) on equity investments and net realized gains (losses) on investments, respectively, in the Consolidated Statement of Income. At December 31, 2025 and 2024 the Company’s net cumulative contributed capital to private equity limited partnerships reported at fair value totaled $0.0 million and $4.8 million, respectively, due to the sale of the investment in the second quarter of 2025. At December 31, 2025 and 2024 the Company’s net cumulative contributed capital to private equity limited partnerships reported at net asset value totaled $5.0 million and $4.0 million, respectively.
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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of December 31, 2025
		Standard
	AM Best	and Poor’s Rating	Moody’s Investors	Due from as of December 31,
Reinsurer	Company	Services, Inc.	Service, Inc.	2025	2024
Various Lloyd’s of London Syndicates (1)	A+	AA-	n/a	$75,742	$282,826
Florida Hurricane Catastrophe Fund “FHCF” (2)	n/a	n/a	n/a	69,734	81,375
Markel Bermuda Ltd.	A	A	A	38,569	94,173
Everest Reinsurance Co	A+	A+	A	22,041	47,807
Renaissance Reinsurance Ltd.	A+	A+	A	20,875	35,808
DaVinci Reinsurance Ltd.	A	A+	A	18,799	73,645
Total (3)				$245,760	$615,634
(1)Moody’s does not provide a rating for Lloyd’s; the reinsurer is fully collateralized with a trust agreement.
(2)No rating is available, because the fund is not rated.
(3)Amounts represent prepaid reinsurance premiums and net recoverables for paid and unpaid losses, including incurred but not reported reserves, and LAE.
The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statements of Income for the periods presented (in thousands):

	For the Year Ended December 31, 2025
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$2,140,256	$2,108,743	$1,001,269
Ceded	(698,043)	(669,728)	(15,391)
Net	$1,442,213	$1,439,015	$985,878

	For the Year Ended December 31, 2024
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$2,069,692	$1,999,805	$1,785,133
Ceded	(653,193)	(626,732)	(697,767)
Net	$1,416,499	$1,373,073	$1,087,366

	For the Year Ended December 31, 2023
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,921,833	$1,875,129	$1,046,854
Ceded	(577,020)	(623,193)	(54,218)
Net	$1,344,813	$1,251,936	$992,636
The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Consolidated Balance Sheets as of the dates presented (in thousands):

	As of December 31,
	2025	2024
Prepaid reinsurance premiums	$291,031	$262,716
Reinsurance recoverable on paid losses and LAE	$18,574	$65,681
Reinsurance recoverable on unpaid losses and LAE	214,344	561,936
Reinsurance recoverable	$232,918	$627,617

NOTE 5 – INSURANCE OPERATIONS
Deferred Policy Acquisition Costs
The Company defers certain costs in connection with written premium, called Deferred Policy Acquisition Costs. DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023
DPAC, beginning of year	$121,178	$109,985	$103,654
Capitalized Costs	254,164	239,525	217,286
Amortization of DPAC	(246,778)	(228,332)	(210,955)
DPAC, end of year	$128,564	$121,178	$109,985

Regulatory Requirements and Restrictions
The Insurance Entities are subject to regulations and standards of the FLOIR. The Insurance Entities are also subject to regulations and standards of regulatory authorities in other states where they are licensed, although as Florida-domiciled insurers, their principal regulatory authority is the FLOIR. These standards and regulations include a requirement that the Insurance Entities maintain specified levels of statutory capital surplus and restrict the timing and amount of dividends and other distributions that may be paid by the Insurance Entities to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned funds of the regulated insurance company subsidiary and are limited based on the subsidiary insurer’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by the Insurance Entities to their immediate parent company, Protection Solutions, Inc. (“PSI”), without prior regulatory approval is limited by the provisions of the Florida Insurance Code. These dividends are referred to as “ordinary dividends.” However, if the dividend, together with other dividends paid within the preceding 12 months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.
In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of December 31, 2025, UPCIC and APPCIC currently are not able to pay any ordinary dividends during 2026. For the years ended December 31, 2025 and 2024, no dividends were paid from the Insurance Entities to PSI.
The Florida Insurance Code requires a residential property insurance company to maintain statutory capital and surplus as to policyholders of at least $15.0 million or ten percent of the insurer’s total liabilities, whichever is greater. The following table presents the amount of capital and surplus calculated in accordance with statutory accounting principles, which differs from GAAP, and an amount representing ten percent of total liabilities for each of the Insurance Entities as of the dates presented (in thousands):

	As of December 31,
	2025*	2024
Statutory capital and surplus
UPCIC	$475,952	$385,530
APPCIC	$33,142	$27,985
Ten percent of total liabilities
UPCIC	$170,473	$161,438
APPCIC	$2,664	$3,179

* Unaudited
As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement. The Insurance Entities also met the capitalization requirements of the other states in which they are licensed as of December 31, 2025. Annually, the Insurance Entities each are also required to adhere to prescribed premium-to-capital surplus ratios and each have met those requirements. Statutory capital and surplus for UPCIC at December 31, 2024 includes a $12.1 million capital contribution funded in February 2025 by UVE through PSI, the Insurance Entities’ parent company, but permitted to be included in the statutory capital and surplus at December 31, 2024 with the permission of the FLOIR under statutory accounting principles. This contribution was not recognized on a U.S. GAAP basis.
The following table summarizes combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Years Ended December 31,
	2025*	2024	2023
Combined net income (loss)	$95,330	$15,398	$(97,144)

* Unaudited
The Insurance Entities each are required annually to comply with the NAIC risk-based capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of a weak or deteriorating condition. As of December 31, 2025, based on calculations using the appropriate NAIC RBC formula, the Insurance Entities each reported total adjusted capital in excess of the requirements.

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	As of December 31,
	2025	2024
Restricted cash and cash equivalents
Florida	$1,800	$1,800
Georgia	35	35
North Carolina	800	800
Virginia	335	—
Total	$2,970	$2,635

Investments
Hawaii	$2,958	$2,762
Massachusetts	130	121
South Carolina	139	131
Virginia	339	315
Total	$3,566	$3,329

NOTE 6 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of the dates presented (in thousands):

	As of December 31,
	2025	2024
Land	$5,344	$5,344
Buildings and improvements	45,582	42,374
Computers	10,367	9,761
Furniture	4,058	3,844
Automobiles and other vehicles	15,177	14,744
Software	7,131	7,007
Total	87,659	83,074
Less: Accumulated depreciation and amortization	(39,518)	(34,982)
Net of accumulated depreciation and amortization	48,141	48,092
Construction in progress	1,208	561
Property and equipment, net	$49,349	$48,653
Depreciation and amortization expense was $6.3 million, $6.2 million and $7.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 7 – DEBT
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total debt, current and non-current, consists of the following as of the dates presented (in thousands):

	As of December 31,
	2025	2024
Long-term debt, current portion:
Surplus note	$1,103	$—
5.625% senior unsecured notes	100,000	—
Long-term debt, non-current portion:
Surplus note	—	2,573
5.625% senior unsecured notes	—	100,000
Total principal amount	101,103	102,573
Less: unamortized debt issuance costs	(622)	(1,330)
Total debt, net	$100,481	$101,243
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
The effective interest rate paid on the surplus note was 5.35%, 4.56% and 4.30% for the years ended December 31, 2025, 2024 and 2023, respectively. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of the FLOIR. Quarterly principal payments of $368 thousand are due through 2026. Aggregate principal payments of approximately $1.5 million were made during each of the years ended December 31, 2025, 2024 and 2023.
UPCIC is in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to submit quarterly filings to the FLOIR; (iii) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (iv) misuses proceeds of the surplus note; (v) makes any misrepresentations in the application for the program; (vi) pays any dividend when principal or interest payments are past due under the surplus note; or (vii) fails to maintain a level of surplus and reinsurance sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the FLOIR annually. To avoid a penalty rate, UPCIC must maintain either a ratio of net written premium to surplus of at least 2:1 or a ratio of gross written premiums to surplus of at least 6:1 according to a calculation method set forth in the surplus note. As of December 31, 2025, UPCIC’s net written premium to surplus ratio was in excess of the required minimums and, therefore, UPCIC is not subject to the penalty rate. The surplus note ranks subordinate in right of payment to the Senior Unsecured Notes and Unsecured Revolving Loan described below.
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

On November 23, 2021, the Company entered into an indenture, relating to the issuance of the Notes (the “Indenture”), with UMB Bank National Association, as trustee. The Notes are not subject to any sinking fund and are not convertible into or exchangeable, other than pursuant to the Exchange Offer, for any other securities or assets of the Company or any of its subsidiaries. The Notes are not subject to redemption at the option of the holder. The indenture governing the Notes contains financial covenants, terms, events of default and related cure provisions that are customary in agreements used in connection with similar transactions. As of December 31, 2025, the Company was in compliance with all applicable covenants, including financial covenants.
The Notes are unsecured senior obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank equally in right of payment to the Unsecured Revolving Loan described below.
Unsecured Revolving Loan
On May 30, 2025, the Company entered into a committed and unsecured $50.0 million revolving credit line with JP Morgan Chase Bank, N.A. This agreement succeeded the previous $50.0 million revolving credit line with J.P. Morgan Chase, N.A., entered into on May 31, 2024. As of December 31, 2025, the Company has not borrowed any amount under this revolving loan. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings mature on May 29, 2026, 364 days after the inception date and carry an interest rate of prime rate plus a margin of 2%. The credit line is subject to annual renewals. The credit line contains customary financial and other covenants, with which the Company is in compliance.
Maturities
The following table provides an estimate of aggregate principal payments to be made for the amounts due on debt as of December 31, 2025 (in thousands):

2026	$101,103
2027	—
2028	—
2029	—
2030	—
Thereafter	—
Total debt maturities	101,103
Less: unamortized debt issuance costs	(622)
Total debt maturities, net	$100,481
Interest Expense
The following table provides interest expense related to debt during the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023
Interest Expense:
Surplus note	$89	$143	$198
5.625% Senior unsecured notes	5,625	5,625	5,625
Non-cash expense (1)	708	708	708
Total	$6,422	$6,476	$6,531
(1) Represents amortization of debt issuance costs.

NOTE 8 – STOCKHOLDERS’ EQUITY
Cumulative Convertible Preferred Stock
As of December 31, 2025 and 2024, the Company had shares outstanding of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible by the Company into shares of common stock.

The following table provides certain information for the convertible Series A preferred stock as of the dates presented (in thousands, except conversion factor):

	As of December 31,
	2025	2024
Shares issued and outstanding	10	10
Conversion factor	2.50	2.50
Common shares resulting if converted	25	25
The Series A Preferred Stock pays a cumulative dividend of $0.25 per share per quarter. The Company declared and paid aggregate dividends to the holder of record of the Company’s Series A Preferred Stock of $10 thousand for each of the years ended December 31, 2025 and 2024.
Common Stock
Shares Repurchased
From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares			Average
		Dollar	Repurchased During the Year		Aggregate	Price per	Plan
	Expiration	Amount	Ended December 31,		Purchase	Share	Completed or
Date Authorized	Date	Authorized	2025	2024	Price	Repurchased	Expired
May 1, 2025	May 1, 2027	$20,000	737,462	—	$19,784	$26.83
March 11, 2024	March 11, 2026	$20,000	106,189	—	$2,586	$24.35	May 2025
March 11, 2024	March 11, 2026	$20,000	—	871,427	$17,414	$19.98	May 2025
June 12, 2023	June 10, 2025	$20,000	—	207,722	$4,133	$19.90	March 2024
See the “Consolidated Statements of Stockholders’ Equity” for a roll-forward of treasury shares.
Dividends Declared
The Company declared dividends on its outstanding shares of common stock to its shareholders of record as follows for the periods presented (in thousands, except per share amounts):

	For the Years Ended December 31,
	2025		2024		2023
	Per Share Amount	Aggregate Amount (1)	Per Share Amount	Aggregate Amount (1)	Per Share Amount	Aggregate Amount (1)
First Quarter	$0.16	$4,489	$0.16	$4,761	$0.16	$4,967
Second Quarter	$0.16	$4,577	$0.16	$4,768	$0.16	$5,004
Third Quarter	$0.16	$4,694	$0.16	$4,724	$0.16	$4,935
Fourth Quarter	$0.29	$8,586	$0.29	$8,502	$0.29	$8,672
(1)Includes dividend equivalents due to employees who hold performance share units and restricted stock units which are subject to time-vesting conditions or dividend equivalents due to directors or employees who hold restricted stock awards which are subject to time-vesting conditions.
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

Restrictions limiting the payment of dividends by UVE
UVE pays dividends to shareholders, which are funded by earnings on investments and distributions from the earnings of its consolidated subsidiaries. Generally, other than as disclosed above and in “—Note 7 (Debt),” there are no restrictions for UVE limiting the payment of dividends. However, UVE’s ability to pay dividends to shareholders may be affected by restrictions on the ability of the Insurance Entities to pay dividends to UVE through PSI. See “—Note 5 (Insurance Operations),” for a discussion of these restrictions. There are no such restrictions for UVE’s non-insurance consolidated subsidiaries. The Parent Company received dividends from the earnings of its non-insurance consolidated subsidiaries totaling $124.4 million, $61.9 million, and $156.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. No dividends were distributed by UPCIC and APPCIC to the Parent Company during these periods.

UVE made capital contributions of $12.1 million, $44.0 million, and $72.0 million to UPCIC during the years ended December 31, 2025, 2024 and 2023, respectively. UVE made no capital contributions to APPCIC during the years ended December 31, 2025, 2024, and 2023.
During 2025, 2024, and 2023, UVE did not enter into subordinated surplus debentures with UPCIC or APPCIC. See “—Schedule II - Financial Information of Registrant—Note 2 (Intercompany Note Receivable).”

NOTE 9 – SHARE-BASED COMPENSATION
Equity Compensation Plans
Prior to 2021 the Company managed its equity compensation under the 2009 Omnibus Incentive Plan (the “2009 Plan”). In April 2021, the Company’s Board of Directors adopted, subject to shareholder approval, the 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan was approved by the Company’s shareholders effective June 11, 2021, at which time the 2009 Plan was terminated. Shares reserved for future issuance under the 2009 Plan are no longer available and no further grants will be made under this plan.
At the inception of the Company’s 2021 Plan, 1,835,000 shares were initially reserved for issuance. At the 2024 Annual Meeting of Shareholders held on June 13, 2024, shareholders voted to approve the recommendations of the Company’s Board of Directors to amend the 2021 Plan to add 1,450,000 shares to the shares reserved for grant.
At December 31, 2025, 701,237 shares remained reserved for issuance for new awards under the 2021 Plan.
Awards under the 2021 Plan may include incentive stock options, non-qualified stock option awards (“Stock Options”), stock appreciation rights, non-vested shares of common stock, restricted stock awards (“RSAs”), performance share units (“PSUs”), restricted stock units (“RSUs”), and other share-based awards or cash-based incentive awards. Awards under the Incentive Plan may be granted to employees, directors, consultants or other persons providing services to the Company or its affiliates.

The following table provides certain information related to Stock Options, RSAs, PSUs and RSUs for the year ended December 31, 2025 (in thousands, except per share data):

	For the Year Ended December 31, 2025
	Stock Options				Restricted Stock Awards		Performance Share Units		Restricted Stock Units
	Number of Options (2)	Weighted Average Exercise Price per Share (1)	Aggregate Intrinsic Value	Weighted Average Remaining Term	Number of Shares (2)	Weighted Average Grant Date Fair Value per Share (1)	Number of Share Units (2)	Weighted Average Grant Date Fair Value per Share Units (1)	Number of Share Units (2)	Weighted Average Grant Date Fair Value per Share Units (1)
2009 Omnibus Plan
Outstanding as of December 31, 2024	2,087	$21.33			—	$—	—	$—	—	$—
Granted	—	—			—	—	—	—	—	—
Forfeited	—	—			—	—	—	—	—	—
Exercised	(491)	19.33			n/a	n/a	n/a	n/a	n/a	n/a
Vested	—	—			—	—	—	—	—	—
Expired	—	—			n/a	n/a	n/a	n/a	n/a	n/a
Outstanding as of December 31, 2025	1,596	$21.95	$18,928	3.46	—	$—	—	$—	—	$—
Exercisable as of December 31, 2025	1,596	$21.95	$18,928	3.46
2021 Omnibus Plan
Outstanding as of December 31, 2024	500	$12.50			28	$18.62	258	$19.15	634	$17.81
Granted	—	—			347	23.27	90	21.50	262	27.72
Forfeited	—	—			—	—	—	—	(25)	16.17
Exercised	(250)	13.19			n/a	n/a	n/a	n/a	n/a	n/a
Vested	n/a	n/a			(28)	18.62	(103)	12.19	(286)	16.34
Expired	—	—			n/a	n/a	n/a	n/a	n/a	n/a
Outstanding as of December 31, 2025	250	$11.80	$5,500	6.17	347	$23.27	245	$20.01	585	$23.05
Exercisable as of December 31, 2025	250	$11.80	$5,500	6.17
(1)Unless otherwise specified, such as in the case of the exercise of Stock Options, the per share prices were determined using the closing price of the Company’s common stock as quoted on the exchanges on which the Company was listed. Shares issued upon exercise of options represent original issuances in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended or issuances under the Company’s 2009 or 2021 Plan.
(2)All shares outstanding as of December 31, 2025, are expected to vest.

n/a	Not applicable

The following table provides certain information in connection with the Company’s share-based compensation arrangements for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023
Compensation expense:
Stock options	$62	$328	$996
Restricted stock awards	1,479	561	588
Performance share units	2,612	3,371	868
Restricted stock units	5,278	4,367	2,554
Total	$9,431	$8,627	$5,006
Deferred tax benefits:
Stock options	$—	$—	$41
Restricted stock awards	—	—	—
Performance share units	—	—	—
Restricted stock units	759	817	481
Total	$759	$817	$522
Realized tax benefits:
Stock options	$407	$—	$82
Restricted stock awards	182	165	207
Performance share units	—	—	—
Restricted stock units	1,954	1,183	501
Total	$2,543	$1,348	$790
Excess tax benefits (shortfall):
Stock options	$16	$(1,599)	$7
Restricted stock awards	53	21	47
Performance share units	—	—	—
Restricted stock units	1,040	373	(34)
Total	$1,109	$(1,205)	$20
Weighted average fair value per option or share:
Restricted stock awards grants	$23.27	$18.62	$16.23
Performance share unit grants	$21.50	$19.98	$18.26
Restricted stock unit grants	$27.72	$20.49	$16.68
Intrinsic value of options exercised	$6,336	$2	$315
Fair value of restricted stock awards vested	$738	$671	$843
Fair value of performance share units vested	$2,160	$—	$164
Fair value of restricted stock units vested	$9,155	$5,188	$3,108
Cash received for strike price and tax withholdings	$—	$—	$41
Shares acquired through cashless exercise (1)	721	70	104
Value of shares acquired through cashless exercise (1)	$18,889	$1,473	$339
(1)All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of Stock Options exercised, RSA vested, PSUs vested or RSUs vested. These shares have been canceled by the Company.

The following table provides the amount of unrecognized compensation expense as of the most recent balance sheet date and the weighted average period over which those expenses will be recorded for RSAs, PSUs, and RSUs (dollars in thousands):

	As of December 31, 2025
	Restricted Stock Awards	Performance Share Units	Restricted Stock Units
Unrecognized expense	$6,831	$1,959	$11,967
Weighted average remaining years	3.7	1.70	2.25
Stock Options
Stock Options granted by the Company generally expire between five to ten years from the grant date and generally vested over a one- to three-year service period commencing on the grant date.
The Company uses the modified Black-Scholes model to estimate the fair value of employee Stock Options on the date of grant. The risk-free rate is based on the U.S. Treasury bill yield curve in effect at the time of grant for the expected term of the option. The expected term of options granted represented the period of time that the options are expected to be outstanding. Expected volatilities are based on historical volatilities of our Common Stock. The dividend yield is based on expected dividends at the time of grant.
Restricted Stock Awards, Performance Share Units and Restricted Stock Units
Restricted Stock Awards, Performance Share Units and Restricted Stock Units are awarded to certain employees in consideration for services rendered pursuant to terms of employment agreements or to provide employees a continued incentive to share in the success of the Company. Dividend equivalents are accrued on RSUs, PSUs and RSAs during the vesting period and paid out in cash at the time based on the final number of shares awarded.
Restricted Stock Awards generally vest over a one- to three-year or one- to five-year service period commencing on the grant date and are generally settled in common stock upon vesting (but may be cash settled to the extent that such is determined appropriate in the Compensation Committee’s discretion).
Each performance share unit has a value equal to one share of common stock and generally vests following the conclusion of a three-year performance period, but only to the extent that the performance criteria are met. The units are paid 100% in common stock should conditions be met and can range from 0% to 200% of the target award.
Each restricted stock unit has a value equal to one share of common stock and generally vests over a one- to three-year service period commencing on the grant date and is generally settled in common stock upon vesting (but may be cash settled to the extent that such is determined appropriate in the Compensation Committee’s discretion). See “—Note 2 (Summary of Significant Accounting Policies — Share-based Compensation)” for additional information.
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
The plan titled the “Universal Property & Casualty 401(k) Profit Sharing Plan” (the “401(k) Plan”) is a defined contribution plan that allows employees to defer compensation through contributions to the 401(k) Plan. The contributions are invested on the employees’ behalf, and the benefits paid to employees are based on contributions and any earnings or losses. The 401(k) Plan includes a Company contribution of 100 percent of each eligible participant’s contribution up to a maximum of five percent of the participant’s compensation during the 401(k) Plan year. The Company may make additional profit-sharing contributions. However, no additional profit-sharing contribution was made during the years ended December 31, 2025, 2024, and 2023.
Aggregate contributions paid by the Company were approximately $3.4 million, $3.7 million, and $3.7 million to the 401(k) Plan for the years ended December 31, 2025, 2024, and 2023, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS
There were no related party transactions for the years ended December 31, 2025, 2024, and 2023.

NOTE 12 – INCOME TAXES
Significant components of the income tax provision are as follows for the periods presented (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Current:
Federal	$47,476	$23,088	$13,923
State and local	10,072	5,165	3,194
Total current expense	57,548	28,253	17,117
Deferred:
Federal	2,367	(3,371)	4,840
State and local	203	801	(431)
Total deferred expense (benefit)	2,570	(2,570)	4,409
Income tax expense (benefit)	$60,118	$25,683	$21,526
The following table reconciles the statutory federal income tax rate to the Company’s effective income tax rate for the periods presented:

	For the Years Ended December 31,
	2025	2024	2023
Federal statutory tax rate	21.0%	21.0%	21.0%
Increases (decreases) resulting from:
State income tax, net of federal tax benefit	3.2%	5.1%	2.2%
Disallowed compensation	1.0%	2.9%	1.5%
Effect of change in tax rate	0.1%	0.1%	—%
Disallowed meals & expenses	0.1%	0.3%	0.2%
Excess tax (benefit) shortfall	(0.5)%	1.4%	—%
Other, net	(0.2)%	(0.4)%	(0.5)%
Effective income tax rate	24.7%	30.4%	24.4%
The below table presents the income tax expense/(benefit) reconciliation for the periods below (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Expected provision at federal statutory tax dollar	$51,045	$17,768	$18,553
Increases (decreases) resulting from:
State income tax, net of federal tax benefit	7,779	4,292	1,963
Disallowed compensation	2,530	2,427	1,246
Effect of change in tax rate	100	78	(30)
Disallowed meals & expenses	344	286	185
Excess tax (benefit) shortfall	(1,109)	1,204	(20)
Other, net	(571)	(372)	(371)
Total income tax expense/(benefit)	$60,118	$25,683	$21,526

The table below presents federal and state income taxes paid during the year (in thousands), with the majority of state income tax payments made in Florida (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Federal	$28,179	$24,550	$9,645
State and local	7,377	3,020	57
Total income taxes paid	$35,556	$27,570	$9,702
The Company recognized an excess income tax benefit of $1.1 million during the year ended December 31, 2025 and an income tax shortfall of $1.2 million during the year ended December 31, 2024 from stock-based compensation awards that vested and/or were exercised.
The Company adopted the standard for Corporate Alternative Minimum Tax (“CAMT”), reflected in the Inflation Reduction Act, enacted on August 16, 2022, for the reporting period beginning January 1, 2023. The Company was not subject to the provisions of the CAMT section of the Inflation Reduction Act of 2022.
The Company accounts for income taxes using a balance sheet approach. As of December 31, 2025 and 2024, the significant components of the Company’s deferred income taxes consisted of the following (in thousands):

	As of December 31,
	2025	2024
Deferred income tax assets:
Unearned premiums	$38,919	$39,022
Advanced premium	2,915	2,210
Unpaid losses and LAE	5,525	4,812
Share-based compensation	1,730	2,025
Accrued wages	142	207
Allowance for uncollectible receivables	598	190
Net operating loss carryforwards	5,225	8,000
Other comprehensive income	8,408	20,483
Other	694	754
Total deferred income tax assets	64,156	77,703
Deferred income tax liabilities:
Deferred policy acquisition costs, net	(31,348)	(29,749)
Fixed assets	(3,783)	(4,075)
Other comprehensive income	(937)	(1,232)
Unpaid loss and LAE transition adjustment	—	(89)
Other	(430)	(395)
Total deferred income tax liabilities	(36,498)	(35,540)
Deferred income tax asset, net	$27,658	$42,163
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
Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The Company reviews its deferred tax assets regularly for recoverability. Management has reviewed all available evidence, both positive and negative, in determining the need for a valuation allowance with respect to the gross deferred tax assets. In determining the manner in which available evidence should be weighted, management has determined that the need for a valuation allowance is not warranted.
The Company has adopted Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 provides a threshold for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return. The

Company’s policy is to classify interest and penalties related to unrecognized tax positions, if any, in its provision for income taxes. As of December 31, 2025, 2024, and 2023, the Company determined that no uncertain tax liabilities are required.
The Company filed a consolidated federal income tax return for the tax years ended December 31, 2024, 2023 and 2022 and intends to file the same for the tax year ended December 31, 2025. The tax allocation agreement between the Company and the Insurance Entities provides that they will incur income taxes based on a computation of taxes as if they were stand-alone taxpayers. The computations are made utilizing the financial statements of the Insurance Entities prepared on a statutory basis of accounting and prior to consolidating entries which include the conversion of certain balances and transactions of the statutory financial statements to a GAAP basis.
During the 2025 tax year, the Company was subject to audit by the state of New York for the years ending 2021 through 2023. The audit is still ongoing, however management does not anticipate the result of this audit to be material. The Company also concluded its audit with the state of Minnesota resulting in an immaterial adjustment. The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. As of December 31, 2025, the Company’s 2022 through 2024 tax years are still subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdictions.

NOTE 13 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share (“EPS”) is computed based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the impact of common shares issuable upon the exercise of stock options, non-vested performance share units, non-vested restricted stock units, non-vested restricted stock awards, and conversion of preferred stock. In loss periods, the impact of common shares issuable upon the exercises of stock options, non-vested performance share units, non-vested restricted stock units, non-vested restricted stock awards, and conversion of preferred stock are excluded from the calculation of diluted loss per share, as the inclusion of common shares issuable upon the exercise of stock options, non-vested performance share units, non-vested restricted stock units, non-vested restricted stocks awards, and conversion of preferred stock would have an anti-dilutive effect.
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings (loss) per share computations for the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2025	2024	2023
Numerator for EPS:
Net income (loss)	$182,951	$58,928	$66,823
Less: Preferred stock dividends	(10)	(10)	(10)
Income (loss) available to common stockholders	$182,941	$58,918	$66,813
Denominator for EPS:
Weighted average common shares outstanding	27,890	28,498	29,829
Plus: Assumed conversion of share-based compensation (1)	1,041	751	293
Assumed conversion of preferred stock	25	25	25
Weighted average diluted common shares outstanding	28,956	29,274	30,147
Basic earnings (loss) per common share	$6.56	$2.07	$2.24
Diluted earnings (loss) per common share	$6.32	$2.01	$2.22
Weighted average number of antidilutive shares	85	383	1,680
(1)Represents the dilutive effect of common shares issuable upon the exercise of stock options, non-vested performance share units, non-vested restricted stock units and non-vested restricted stock awards.

NOTE 14 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Years Ended December 31,
	2025			2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$47,375	$11,545	$35,830	$13,793	$3,386	$10,407	$37,793	$9,306	$28,487
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	1,576	391	1,185	795	196	599	1,490	367	1,123
Other comprehensive income (loss)	$48,951	$11,936	$37,015	$14,588	$3,582	$11,006	$39,283	$9,673	$29,610
The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income for the periods presented (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated	Years Ended December 31,			Affected Line Item in the
Other Comprehensive				Statement Where Net
Income (Loss) Components	2025	2024	2023	Income is Presented
Unrealized gains (losses) on available-for-sale securities	$(1,576)	$(795)	$(1,490)	Net realized gains (losses) on investments
Related tax (expense) benefit	391	196	367	Income tax expense (benefit)
Total reclassification for the period	$(1,185)	$(599)	$(1,123)	Net of tax

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The Company’s reinsurance commitments generally run from June 1st of the current year to May 31st of the following year. Certain of the Company’s reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1st to May 31st contract period are recorded as “Reinsurance Payable, net” in the Consolidated Balance Sheets. Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $89.1 million in 2026; (2) $153.5 million in 2027 and (3) $64.5 million in 2028.
Litigation
Lawsuits and other legal proceedings are filed against the Company from time to time. These legal matters typically include civil and administrative or regulatory considerations for which the Company obtains internal or third-party legal or other assistance to provide guidance, and when applicable, to represent and protect the Company’s interest.
Many of these legal proceedings involve disputes as to coverage or the scope and amount of damage arising from claims or under contracts or policies that the Company underwrites. The Company establishes a liability for its anticipated claims obligations and records an estimate for expected reinsurance recoveries. From time to time, the Company is also involved in various other legal proceedings unrelated to claims disputes. The Company contests liability and/or the amount of damages as it considers appropriate according to the facts and circumstances of each matter.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal matters when those matters present loss contingencies that are both probable and estimable.
Legal proceedings are subject to many factors that cannot be predicted with certainty, and the Company may be exposed to losses in excess of any amounts accrued. The Company currently estimates that the reasonably possible losses for legal proceedings, whether in excess of a related accrued liability, including unpaid losses and LAE liability, or where there is no accrued liability, and for which the Company is able to estimate a possible loss, are immaterial. This represents management’s estimate of possible loss with respect to these matters and is based on currently available information. These estimates of possible loss do not represent our maximum loss exposure, and actual results may vary significantly from current estimates.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$28,565	$—	$28,565
Corporate bonds	—	945,323	—	945,323
Mortgage-backed and asset-backed securities	—	435,761	—	435,761
Municipal bonds	—	14,270	—	14,270
Redeemable preferred stock	—	7,109	—	7,109
Equity Securities:
Common stock	37,509	—	—	37,509
Mutual funds	47,911	—	—	47,911
Total assets accounted for at fair value	$85,420	$1,431,028	$—	$1,516,448
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as part of:
Investment in Private Equity Limited Partnerships				10,693
Total assets at fair value				$1,527,141

	Fair Value Measurements
	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$19,747	$—	$19,747
Corporate bonds	—	868,948	—	868,948
Mortgage-backed and asset-backed securities	—	357,030	—	357,030
Municipal bonds	—	14,354	—	14,354
Redeemable preferred stock	—	9,000	—	9,000
Equity Securities:
Common stock	14,409	—	—	14,409
Mutual funds	63,343	—	—	63,343
Investment in Private Equity Limited Partnership	—	—	12,202	12,202
Total assets accounted for at fair value	$77,752	$1,269,079	$12,202	$1,359,033
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as part of:
Investment in Private Equity Limited Partnerships				3,921
Total assets at fair value				$1,362,954
The table below is a reconciliation of the change in Level 3 assets with recurring fair value measurements for the reported period (in thousands):

Assets Reported at Fair Value
Balance as of December 31, 2024	$12,202
Change in unrealized gains (losses)	(7,408)
Realized gains (losses)	6,669
Sale of investment	(11,463)
Balance as of December 31, 2025	$—

The following table summarizes quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of the dates presented (in thousands):

			As of December 31, 2024
	Fair Value as of December 31:					Range
	2025	2024	Valuation Methodology	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
Investment in Private Equity Limited Partnership Reported at Fair Value	$—	$12,202	Market Approach	Trailing Twelve Month EBITDA Multiple	5.8x	5.3x	7.0x
These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. This investment was sold in the second quarter of 2025.
The Company utilized third-party independent pricing services that provide a price quote for each available-for-sale debt security and equity security. Management reviewed the methodology used by the pricing services. If management believed that the price used by the pricing service does not reflect an orderly transaction between participants, management would use an alternative valuation methodology. There were no adjustments made by the Company to the prices obtained from the independent pricing source for any security included in the tables above. The Company elected the fair value option because it allowed the investment to be valued based on current market conditions.
The timing of the delivery of the fund’s financial statements and financial information was on a three-month lag which resulted in a three-month delay in the recognition of our share of the limited partnership’s earnings or losses. Effective in 2024, as this was the best information available, it was used as an estimate for the fair value at our reporting dates, unless conditions have changed significantly in the economy or securities markets. In such a case, we would adjust our estimate with the assistance from the general partner.
The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	As of December 31,
	2025		2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities (debt):
Surplus note (1)	$1,103	$1,081	$2,573	$2,481
5.625% Senior unsecured notes (2)	100,000	98,469	100,000	99,086
Total debt	$101,103	$99,550	$102,573	$101,567
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

NOTE 17 – LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Set forth in the following tables is information about unpaid losses and LAE as of December 31, 2025, net of reinsurance and estimated subrogation, as well as cumulative claim counts and the total of incurred-but-not-reported (“IBNR”) liabilities plus expected development on reported claims included within the liability for unpaid losses and LAE (in thousands).

The liability for unpaid losses and LAE includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses IBNR. Such liabilities are necessarily based on estimates and, although management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings. The reserve for unpaid losses and LAE is reported net of receivables for salvage and subrogation of approximately $43.4 million and $69.2 million at December 31, 2025 and 2024, respectively.
The information about incurred and paid claims development for the years ended December 31, 2021 to 2024, is presented as supplementary information and is unaudited.

						As of December 31, 2025
						Total of IBNR
						Plus Expected
Incurred Loss and Defense & Cost Containment Expenses, Net of Reinsurance						Development (Redundancy)	Cumulative Number
For the Years Ended December 31,						on Reported Claims	of Reported Claims
Accident Year	2021 *	2022 *	2023 *	2024 *	2025
2021	$641,679	$646,977	$707,745	$772,028	$819,732	$523	60,628
2022		793,341	717,840	782,000	857,604	334	107,626
2023			823,511	618,746	670,430	(9,369)	46,326
2024				894,773	671,636	7,670	87,574
2025					844,290	407,901	37,999
				Total	$3,863,692

Cumulative Paid Loss and Defense & Cost Containment Expenses, Net of Reinsurance
For the Years Ended December 31,
Accident Year	2021 *	2022 *	2023 *	2024 *	2025
2021	$461,709	$665,008	$725,118	$771,807	$819,041
2022		518,829	736,066	784,196	857,071
2023			460,721	614,413	679,410
2024				537,213	663,277
2025					423,653
				Total	$3,442,452
All outstanding liability before 2021, net of reinsurance					15,426
Liability for unpaid losses and loss adjustment expenses, net of reinsurance					$436,666
* Presented as unaudited required supplementary information.
Set forth is the supplementary information about average historical claims duration as of December 31, 2025:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5
	51.4%	21.3%	13.0%	6.6%	3.4%

Set forth is the following reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and LAE in the Consolidated Balance Sheets as of December 31, 2025 (in thousands):

December 31, 2025
Liability for unpaid losses and loss adjustment expenses, net of reinsurance	$436,666
Reinsurance recoverable on unpaid claims	214,344
Liability for adjusting and other claim payments	29,702
Total gross liability for unpaid loss and loss adjustment expense	$680,712
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of year	$959,291	$510,117	$1,038,790
Less: Reinsurance recoverable	(561,936)	(183,435)	(798,680)
Net balance at beginning of period	397,355	326,682	240,110
Incurred (recovered) related to:
Current year	960,048	1,058,231	882,063
Prior years	25,830	29,135	110,573
Total incurred	985,878	1,087,366	992,636
Paid related to:
Current year	502,355	653,454	526,594
Prior years	414,510	363,239	379,470
Total paid	916,865	1,016,693	906,064
Net balance at end of period	466,368	397,355	326,682
Plus: Reinsurance recoverable	214,344	561,936	183,435
Balance at end of year	$680,712	$959,291	$510,117
During the year ended December 31, 2025, the liability for unpaid losses and LAE, prior to reinsurance, decreased by $278.6 million from $959.3 million as of December 31, 2024 to $680.7 million as of December 31, 2025. The decrease was principally the result of the lack of landfalling hurricanes in 2025 compared to prior periods.
Prior year development includes changes in previous estimates for unpaid Losses and LAE for all events prior years including hurricanes, and other claims influenced by pre-reform market conditions in Florida.
During the year ended December 31, 2025, there was $25.8 million adverse prior years’ reserve development, net. During the year ended December 31, 2024, there was adverse prior years’ reserve development of $29.1 million. Unfavorable net prior years’ reserve development for the years ended December 31, 2025 and December 31, 2024 has been the result of increased costs to settle prior year claims, particularly those pre-dating the statutory reforms, compared to previous estimates related to non-CAT events occurring in prior years and changes to estimated subrogation recoveries. Prior years’ claims predate the most significant recent property insurance reform legislation enacted in late 2022 in Florida and therefore have not benefited significantly from the statutory changes.
Unpaid losses and LAE are net of estimated subrogation recoveries of $43.4 million as of December 31, 2025 compared to $69.2 million as of December 31, 2024.
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
Characteristics of Reserves
The liability for unpaid losses and LAE, also known as reserves, is established based on estimates of the ultimate future amounts needed to settle claims, either known or unknown, less losses and LAE that have been paid to date. Historically, claims are typically reported promptly with relatively little reporting lag between the date of occurrence and the date the loss is reported. Certain numbers of claims are not known immediately after a loss and insureds are delayed at reporting those losses to us. In the current Florida market, an increased number of claims are reported well after the purported dates of loss. Reporting delays at times are material. In addition, claims which the Insurance Entities believed were settled often are reopened based on newly reported claim demands from our insureds as a result of third party representation. Particularly in Florida for periods prior to enactment and implementation of the 2022 statutory reforms, the Company experienced increased litigation and changes to consumer behavior over the reporting and settlement process. The Company’s claim settlement data suggests that the Company’s typical insurance claims have an average settlement time of less than one year from the reported date unless delayed by some form of litigation or dispute.
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
Reserves for losses and LAE are determined in three primary sectors. These sectors are (1) the estimation of reserves for Florida non-catastrophe losses, (2) hurricane losses, and (3) non-Florida non-catastrophe losses, and any other losses. Evaluations are performed for gross losses, LAE, and subrogation separately, and on a net and direct basis for each sector. The analyses for non-catastrophe losses are further separated into data groupings of like exposure or type of loss. These groups are property damage on homeowner policy forms HO-3 and HO-8 combined, property damage on homeowner policy forms HO-4 and HO-6 combined, property damage on dwelling fire policies, sinkhole claims, and water damage claims. Although these sectors are aggregated into the single tables noted above, analyses are performed in these three sectors, due to the analogous nature of the product and similar claim settlement traits.
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
The Actuarial Methods used to Develop Reserve Estimates
Reserve estimates for both unpaid losses and LAE are derived using several different actuarial estimation methods in order to provide the actuary with multiple predictive viewpoints to consider for each of the sectors discussed above. Each of the methods have merit, because they each provide insight into emerging patterns. These methods are each variations on two primary actuarial techniques: “chain ladder development” techniques and “counts and average” techniques. The “chain ladder development” actuarial technique is an estimation process in which historical payment and reserving patterns are applied to actual paid and/or reported amounts (paid losses, recovered subrogation or LAE plus individual case reserves established by claim adjusters) for an accident period to create an estimate of how losses or recoveries are likely to develop over time. The “counts and average” technique includes an evaluation of historical and projected costs per claim, and late-reported claim counts, for open claims by accident period. An accident period refers to classification of claims based on the date in which the claims occurred, regardless of the date they were reported to the Company. These analyses are used to prepare estimates of required reserves for payments or recoveries to be made in the future. Transactions are organized into half-year accident periods for purposes of the reserve estimates. Key data elements used to determine the Company’s reserve estimates include historical claim counts, loss and LAE payments, subrogation received, case reserves, earned policy exposures, and the related development factors applicable to this data.
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
The Company has used the VIE to provide certain reinsurance coverage to the Insurance Entities (UPCIC and APPCIC). In 2025, the Insurance Entities entered into a reinsurance transaction whereby the VIE provided catastrophe reinsurance protection to the Insurance Entities for the period of June 1, 2025 through May 31, 2026. This reinsurance protection was commuted in January 2026, with an additional no-claim bonus paid from the VIE to the Insurance Entities.
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

NOTE 19 – QUARTERLY RESULTS FOR 2025 AND 2024 (UNAUDITED)
The following table provides a summary of results for the periods presented (in thousands except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31
For the Year Ended December 31, 2025
Premiums earned, net	$355,721	$360,193	$359,676	$363,425
Net investment income	16,060	17,258	18,337	18,972
Total revenues	394,867	400,141	400,981	407,926
Total expenses	337,799	352,147	346,601	317,877
Net income (loss)	41,439	35,093	39,830	66,589
Basic earnings (loss) per share	$1.48	$1.25	$1.43	$2.40
Diluted earnings (loss) per share	$1.44	$1.21	$1.38	$2.28

For the Year Ended December 31, 2024
Premiums earned, net	$334,025	$344,958	$345,736	$348,354
Net investment income	13,523	14,660	15,406	15,559
Total revenues	367,959	380,214	387,554	384,809
Total expenses	318,853	330,686	404,058	375,852
Net income (loss)	33,657	35,416	(16,163)	6,018
Basic earnings (loss) per share	$1.17	$1.24	$(0.57)	$0.21
Diluted earnings (loss) per share	$1.14	$1.21	$(0.57)	$0.21
Direct written premium rose $12.8 million or 2.7%, to $483.7 million in the fourth quarter of 2025, mainly from growth for states outside Florida. Direct premiums earned increased 3.6% to $538.0 million. Ceded earned premium grew $3.5 million or 2.1%, to $174.5 million, with higher costs from additional coverage but no reinstatement premiums, unlike $13.6 million in the fourth quarter of 2024. Net premiums earned rose $15.1 million to $363.4 million.
Net investment income was $19.0 million, up from $15.6 million in the prior year quarter. The increase primarily stems from higher fixed income reinvestment yields and higher invested assets.
Total revenues was$407.9 million, up 6.0% from the prior year quarter. The increase in revenue primarily stems from higher net premiums earned, and higher net investment income.
Net losses and LAE after reinsurance were $222.7 million (61.3% net loss ratio) for the fourth quarter of 2025, down from $286.7 million (82.3% net loss ratio) a year earlier, mainly due to no hurricane activity in 2025. Acquisition costs fell to 17.7% from18.2%. in the fourth quarter of 2024 included a $2.5 million agent bonus accrual. Other operating expenses increased by $5.1 million, largely due to higher employment costs, while 2024 expenses benefited from a $3.5 million reinsurance reimbursement.
As a result of the above items the combined ratio decreased to 87.5% of premiums earned, net from 107.9% during 2024.

NOTE 20 – SEGMENT INFORMATION
The Company is a holding company that offers homeowners insurance policies to customers in states where it is properly licensed and authorized to operate. The Company and its subsidiaries operate as an integrated business, functioning under a single segment. This approach encompasses the management strategy, internal organizational structure, and decision-making processes. The Company’s Chief Executive Officer (CEO) is the Chief Operating Decision Maker (CODM) and evaluates the entire business as a unified entity for resource allocation and performance assessment. The accounting policies of the single segment are the same as those described in “—Note 2 (Summary of Significant Accounting Policies)”.
The key measures of segment profit or loss that the CODM uses to allocate resources and assess performance are the Company’s consolidated net income and earnings per share, as reported on the Consolidated Statements of Income. Revenues reported in the Consolidated Statements of Income are from external customers. All expense categories on the Consolidated Statements of Income are significant and there are no other significant segment expenses that would require disclosure. Assets provided to the CODM are consistent with those reported on the Consolidated Balance Sheets.
Information related to the Company’s products and services and geographical distribution of revenues is disclosed in “—Note 1 (Nature of Operations and Basis of Presentation)”.

NOTE 21 – SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date the consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2025.
On January 7, 2026, the Company announced that its Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $20 million of its outstanding shares of common stock through January 8, 2028.
On February 4, 2026, the Company declared a quarterly cash dividend of $0.16 per share of common stock payable March 13, 2026, to shareholders of record on March 6, 2026.

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
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2025.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment under the framework in 2013 Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Plante & Moran, PLLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Form 10-K, has issued their attestation report on the Company’s internal control over financial reporting presented in Part II, Item 8 of this report under “Report of Independent Registered Public Accounting Firm”.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
(c) During the quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

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
Additional information required by Item 10 of Part III is included in the section titled “Proposal 1: Election of Directors” of our Proxy Statement for the 2026 Annual Meeting of Shareholders (“2026 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by Item 11 of Part III is included in the section titled “Proposal 2: Advisory Vote to Approve the Compensation of Our Named Executive Officers” of our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 12 of Part III is included in the section titled “Beneficial Ownership” of our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 13 of Part III is included in the section titled “Certain Relationships and Related Party Transactions” of our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Item 14 of Part III is included in the section titled “Accounting Fees and Services” of our 2026 Proxy Statement and is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)Financial Statements
The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm thereon are filed with this report at Part II—Item 8:
Consolidated Balance Sheets as of December 31, 2025 and 2024.
Consolidated Statements of Income for the Years Ended December 31, 2025, 2024 and 2023.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023.
Notes to Consolidated Financial Statements.
(2)Financial Statement Schedules

The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or in notes thereto.
(3)Exhibits

Exhibit No.	Exhibit
3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10‑K filed on February 24, 2017 and incorporated herein by reference)
3.2	Amended and Restated By laws of Universal Insurance Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 19, 2017 and incorporated herein by reference)
4.1
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10‑K filed on March 2, 2020 and incorporated herein by reference)

10.1
Florida Insurance Capital Build-Up Incentive Program Surplus Note (“Surplus Note”) between the Company and the State Board of Administration of Florida (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.2
Addendum No. 1 to the Surplus Note between the Company and the State Board of Administration of Florida (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.3
Credit Agreement, dated May 30, 2025, by and between the Company and JP Morgan Chase Bank, N.A. as Administrative Agent (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2025 and incorporated herein by reference)

10.4
Indenture, dated November 23, 2021 by and between the Company and UMB Bank National Association as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 23, 2021 and incorporated herein by reference)

10.5
Multiple Line Quota Share Reinsurance Contract between the Company and Everest Reinsurance Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.6
Amended and Restated 2021 Omnibus Incentive Plan (effective as of June 13, 2024) (filed as Appendix A to the Registrant’s Definitive Proxy Statement filed on April 26, 2024, and incorporated herein by reference)†

10.7
Form of Notice of Grant on Non-Qualified Stock Option and Terms and Conditions of Non-Qualified Stock Option under the 2021 Omnibus Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2022 and incorporated herein by reference) †

10.8
Form of Notice of Grant on Performance Share Units and Terms and Conditions of Performance Share Units under the 2021 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2022 and incorporated herein by reference) †

10.9
Form of Notice of Grant of Restricted Stock Units Pursuant to the 2021 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2023 and incorporated herein by reference)†

10.10	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.21 to the Company’s Annual Report on February 28, 2024 and incorporated herein by reference) †
10.11
Form of Notice of Grant of Restricted Stock and Terms and Conditions of Restricted Stock Award under the 2021 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2024 and incorporated herein by reference) †

10.12
Form of Universal Insurance Holdings, Inc. Performance Shares Agreement under the 2021 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on October 30, 2024 and incorporated herein by reference) †

10.13
Form of Universal Insurance Holdings, Inc. Restricted Shares Agreement under the 2021 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on October 30, 2024 and incorporated herein by reference) †

10.14
Form of Notice of Grant of Restricted Stock and Terms and Conditions of Restricted Stock Award under the 2021 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Quarterly Report on Form 10-Q filed on July 30, 2025 and incorporated herein by reference)†

10.15
Amended and Restated Employment Agreement, dated April 7, 2022 between Stephen J. Donaghy and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 10-K filed on April 8, 2022 and incorporated herein by reference) †

10.16
Amended and Restated Employment Agreement, dated January 1, 2024, between Frank C. Wilcox and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 3, 2024 and incorporated herein by reference) †

10.17
Amended and Restated Employment Agreement, dated January 1, 2024, between Kimberly Cooper Campos and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2024 and incorporated herein by reference) †

10.18
Amended and Restated Executive Chairman Agreement, Dated July 28, 2025, between Sean P. Downes and the Company (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 30, 2025 and incorporated herein by reference.†

10.19
Director Services Agreement, dated June 6, 2013, by and between the Company and Scott P. Callahan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 6, 2013 and incorporated herein by reference) †

10.20
Director Services Agreement, dated June 5, 2014, by and between the Company and Richard D. Peterson (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 6, 2014 and incorporated herein by reference) †

10.21
Director Services Agreement, dated July 12, 2007, by and between the Company and Ozzie A. Schindler (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 10, 2007 and incorporated herein by reference) †

10.22	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2012 and incorporated herein by reference) †
19	Insider Trading Policy
21	List of Subsidiaries of Universal Insurance Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm (Plante & Moran, PLLC)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Universal Insurance Holdings, Inc. Clawback Policy (filed as Exhibit 97 to the Company's Annual Report on Form 10-K filed on February 28, 2024 and incorporated herein as reference)
101
The following materials from Universal Insurance Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL (included in Exhibit 101)

------------------
† Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNIVERSAL INSURANCE HOLDINGS, INC.

Date: February 27, 2026	By:	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen J. Donaghy	Chief Executive Officer and Director	February 27, 2026
Stephen J. Donaghy

/s/ Frank C. Wilcox	Chief Financial Officer	February 27, 2026
Frank C. Wilcox

/s/ Gary L. Ropiecki	Corporate Secretary and Principal Accounting Officer	February 27, 2026
Gary L. Ropiecki

/s/ Sean P. Downes	Executive Chairman	February 27, 2026
Sean P. Downes

/s/ Kimberly D. Campos	Chief Information Officer, Chief Administrative Officer and	February 27, 2026
Kimberly D. Campos	Director

/s/ Carol G. Barton	Director	February 27, 2026
Carol G. Barton

/s/ Shannon A. Brown	Director	February 27, 2026
Shannon A. Brown

/s/ Scott P. Callahan	Director	February 27, 2026
Scott P. Callahan

/s/ Marlene M. Gordon	Director	February 27, 2026
Marlene M. Gordon

/s/ Francis X. McCahill, III	Director	February 27, 2026
Francis X. McCahill, III

/s/ Richard D. Peterson	Director	February 27, 2026
Richard D. Peterson

/s/ Michael A. Pietrangelo	Director	February 27, 2026
Michael A. Pietrangelo

/s/ Ozzie A. Schindler	Director	February 27, 2026
Ozzie A. Schindler

/s/ Jon W. Springer	Director	February 27, 2026
Jon W. Springer

SCHEDULE II - CONDENSED FINANCIAL INFORMATION REGISTRANT
Universal Insurance Holdings, Inc. the (“Parent Company”) had no guarantees or material contingencies as of December 31, 2025 and 2024. The following summarizes the major categories of the parent company’s financial statements (in thousands, except per share data):
CONDENSED BALANCE SHEETS

	As of December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$57,655	$119,760
Investments in subsidiaries and undistributed earnings	455,309	189,660
Available-for-sale debt securities, at fair value	1,600	5,336
Equity securities, at fair value	2,634	2,980
Intercompany note receivable	187,231	172,049
Other assets	737	4,214
Total assets	$705,166	$493,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deferred income tax liability, net	$17,007	$7,433
Income taxes payable	28,667	6,646
Dividends payable	1,278	1,097
Debt, net	99,378	98,670
Other accrued expenses	7,801	6,903
Total liabilities	154,131	120,749
STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference - $9.99 and $9.99 per share
Common stock, $.01 par value	482	475
Authorized shares - 55,000
Issued shares - 48,234 and 47,478
Outstanding shares - 28,008 and 28,096
Treasury shares, at cost - 20,226 and 19,382	(305,064)	(282,693)
Additional paid-in capital	124,319	121,781
Accumulated other comprehensive income (loss), net of taxes	(26,151)	(63,166)
Retained earnings	757,449	596,853
Total stockholders’ equity	551,035	373,250
Total liabilities and stockholders’ equity	$705,166	$493,999

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2025	2024	2023
REVENUES
Net investment income	$2,550	$3,239	$3,755
Net realized gains (losses) on investments	148	(2)	943
Net change in unrealized gains (losses) on investments	(48)	480	810
Management fee	136	149	119
Interest income on intercompany note receivable	15,182	14,338	13,919
Other revenue	286	18	18
Total revenues	18,254	18,222	19,564
OPERATING COSTS AND EXPENSES
General and administrative expenses	26,211	18,335	13,997
Total operating cost and expenses	26,211	18,335	13,997
Interest and amortization of debt issuance costs	6,333	6,333	6,333
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES	(14,290)	(6,446)	(766)
Income tax expense (benefit)	(2,521)	2,053	1,038
LOSS BEFORE EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES	(11,769)	(8,499)	(1,804)
Equity in net income (loss) of subsidiaries	194,720	67,427	68,627
CONSOLIDATED NET INCOME (LOSS)	$182,951	$58,928	$66,823

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$12,901	$95,566	$205,614
Cash flows from investing activities:
Capital contributions to affiliates (1)	(28,600)	(61,985)	(89,490)
Purchases of equity securities	—	(172)	(6,300)
Purchase of available-for-sale debt securities	—	(33,737)	(1,854)
Proceeds from sales of equity securities	444	172	19,512
Maturities of available-for-sale debt securities	3,802	721	—
Net cash provided by (used in) investing activities	(24,354)	(95,001)	(78,132)
Cash flows from financing activities:
Preferred stock dividend	(10)	(10)	(10)
Common stock dividend	(22,165)	(22,316)	(23,279)
Purchase of treasury stock, inclusive of excise taxes paid	(22,370)	(21,914)	(22,021)
Payments related to tax withholding for share-based compensation	(6,107)	(1,420)	(339)
Net cash provided by (used in) financing activities	(50,652)	(45,660)	(45,649)
Net increase (decrease) in cash and cash equivalents	(62,105)	(45,095)	81,833
Cash and cash equivalents at beginning of period	119,760	164,855	83,022
Cash and cash equivalents at end of period	$57,655	$119,760	$164,855

Supplemental information:
Interest paid	$5,625	$5,625	$5,625

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
Capital Contributions to Subsidiaries
During the years ended December 31, 2025, 2024, and 2023, the Parent Company made capital contributions of $12.1 million, $44.0 million and $72.0 million, respectively, to UPCIC to increase UPCIC’s statutory capital and surplus.
During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the Parent Company did not make a capital contribution to APPCIC.
Dividends received from Subsidiaries
The Parent Company received dividends from the earnings of its non-insurance consolidated subsidiaries totaling $124.4 million, $61.9 million, and $156.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. No dividends were distributed by UPCIC and APPCIC to the Parent Company during these periods

NOTE 2 - INTERCOMPANY NOTE RECEIVABLE
During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the Parent Company did not fund Subordinated Surplus Debentures (“Surplus Debentures”) to UPCIC or APPCIC.
Intercompany note receivable is stated separately in the accompanying Condensed Consolidated Balance Sheets.
Effective in 2021 for UPCIC and 2022 for APPCIC, the holding company has put in place an ongoing surplus note arrangement with the Insurance Entities, which has been approved by the Florida Office of Insurance Regulation (“FLOIR”) as the Insurance Entities’ domestic regulator. Surplus debentures are unsecured debt issued by the Insurance Entities that are subordinated to all claims by policyholders and creditors, with interest and principal payments on the surplus note to the holding company being made only upon the FLOIR’s express approval. Surplus debentures are considered bonds in function and payout structure, but are accounted for as equity in the statutory reporting of the Insurance Entities. The holding company has outstanding with the Insurance Entities $134.0 million in surplus notes. Under the arrangement, interest accrues at a variable rate (currently 11.33%) on the outstanding surplus note balances and, if approved by the FLOIR, is payable annually to the holding company. In 2023, UPCIC received approval from its Florida regulator to permit UPCIC to pay interest accruing from surplus notes outstanding during 2023.
NOTE 3 – DEBT
See “Part II—Item 8—Note 7 (Debt)” for information relating to debt.

NOTE 4 – SUBSEQUENT EVENTS
The Parent Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2025.
On January 7, 2026, the Parent Company announced that its Board of Directors authorized a new share repurchase program under which the Parent Company may repurchase up to $20 million of its outstanding shares of common stock through January 8, 2028.
On February 4, 2026, the Parent Company declared a quarterly cash dividend of $0.16 per share of common stock payable March 13, 2026, to shareholders of record on March 6, 2026.

SCHEDULE V – VALUATION AND QUALIFYING ACCOUNTS
The following table summarizes activity in the Company’s estimated credit losses for the periods presented (in thousands):

		Additions
	Beginning Balance	Charged to Earnings	Charges to Other Accounts	Deductions	Ending Balance
Description
Year Ended December 31, 2025
Estimated credit losses	$553	$2,130	—	$401	$2,282
Year Ended December 31, 2024
Estimated credit losses	$598	$504	—	$549	$553
Year Ended December 31, 2023
Estimated credit losses	$920	$510	—	$832	$598

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY
AND CASUALTY INSURANCE OPERATIONS
The following table provides certain information related to the Company’s property and casualty operations as of, and for the periods presented (in thousands):

	As of December 31,	For the Year Ended December 31,
	Reserves for Unpaid Losses and LAE	Incurred Loss and LAE Current Year	Incurred Loss and LAE Prior Years	Paid Losses and LAE	Net Investment Income
2025	$680,712	$960,048	$25,830	$916,865	$70,627
2024	$959,291	$1,058,231	$29,135	$1,016,693	$59,148
2023	$510,117	$882,063	$110,573	$906,064	$48,449

	As of December 31,	For the Year Ended December 31,
	Deferred Policy Acquisition Cost (“DPAC”)	Amortization of DPAC, Net	Net Premiums Written	Net Premiums Earned	Unearned Premiums
2025	$128,564	$(246,778)	$1,442,213	$1,439,015	$1,091,959
2024	$121,178	$(228,332)	$1,416,499	$1,373,073	$1,060,446
2023	$109,985	$(210,955)	$1,344,813	$1,251,936	$990,559