Form 10-Q
period 2026-03-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2026-04-29
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,911,118 shares of common stock, par value $0.01 per share, outstanding on April 27, 2026.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida

RESULTS OF REVIEW OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc.and its wholly owned subsidiaries (the “Company”) as of March 31, 2026 and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2026 and 2025. Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of Universal Insurance Holdings, Inc. as of December 31,2025 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 27, 2026. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 29, 2026

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of
	March 31,	December 31,
	2026	2025
ASSETS	(unaudited)
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $816 and $631 (amortized cost: $1,468,315 and $1,466,145)	$1,421,952	$1,431,028
Equity securities, at fair value (cost: $105,770 and $87,326)	98,624	85,420
Other investments, at fair value (cost: $5,000 and $5,000)	10,693	10,693
Investment real estate, net	5,419	5,463
Total invested assets	1,536,688	1,532,604
Cash and cash equivalents	595,771	408,868
Restricted cash and cash equivalents	2,635	68,970
Prepaid reinsurance premiums	116,996	291,031
Reinsurance recoverables	201,921	232,918
Premiums receivable, net	75,962	75,721
Property and equipment, net	49,346	49,349
Deferred policy acquisition costs	126,159	128,564
Deferred income tax asset, net	37,809	27,658
Other assets	26,102	24,012
Total assets	$2,769,389	$2,839,695
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$668,723	$680,712
Unearned premiums	1,067,085	1,091,959
Advance premium	86,907	61,847
Reinsurance payable, net	135,791	257,242
Commission payable	28,260	26,307
Income taxes payable	53,614	28,554
Other liabilities and accrued expenses	43,975	41,558
Debt, net of issuance costs	100,290	100,481
Total liabilities	2,184,645	2,288,660

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $0.01 par value	—	—
Authorized shares - 1,000; 10 issued and 10 outstanding
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $0.01 par value	483	482
Authorized shares - 55,000; 48,341 and 48,234 issued, 27,905 and 28,008 outstanding, respectively
Treasury shares, at cost - 20,436 and 20,226, respectively	(312,213)	(305,064)
Additional paid-in capital	123,910	124,319
Accumulated other comprehensive income (loss), net of taxes	(34,516)	(26,151)
Retained earnings	807,080	757,449
Total stockholders’ equity	584,744	551,035
Total liabilities and stockholders’ equity	$2,769,389	$2,839,695

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per common share data)

	Three Months Ended March 31,
	2026	2025
REVENUES
Direct premiums written	$506,547	$467,078
Change in unearned premiums	24,874	46,179
Direct premiums earned	531,421	513,257
Ceded premiums earned	(174,519)	(157,536)
Premiums earned, net	356,902	355,721
Net investment income	19,487	16,060
Net realized gains (losses) on investments	734	(14)
Net change in unrealized gains (losses) on investments	(5,331)	10
Commission revenue	14,731	16,275
Policy fees	4,982	4,493
Other revenue	2,060	2,322
Total revenues	393,565	394,867
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	228,096	250,555
Policy acquisition costs	64,473	60,574
Other operating costs and expenses	27,709	26,670
Total operating costs and expenses	320,278	337,799
Interest and amortization of debt issuance costs	1,595	1,612
INCOME (LOSS) BEFORE INCOME TAXES	71,692	55,456
Income tax expense (benefit)	17,401	14,017
NET INCOME (LOSS)	$54,291	$41,439
Basic earnings (loss) per common share	$1.96	$1.48
Weighted average common shares outstanding - Basic	27,651	28,091
Diluted earnings (loss) per common share	$1.88	$1.44
Weighted average common shares outstanding - Diluted	28,831	28,779
Cash dividend declared per common share	$0.16	$0.16
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$54,291	$41,439
Other comprehensive income (loss), net of taxes	(8,365)	12,094
Comprehensive income (loss)	$45,926	$53,533

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED March 31, 2026 AND 2025 (unaudited)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2025	(20,226)		48,234	10	$482	$—	$124,319	$757,449	$(26,151)	$(305,064)	$551,035
Vesting of performance share units	(21)	(A)	75	—	1	—	(1)	—	—	(637)	(637)
Vesting of restricted stock units	(31)	(A)	82	—	1	—	(1)	—	—	(1,041)	(1,041)
Stock option exercises	(12)	(A)	14	—	—	—	377	—	—	(413)	(36)
Retirement of treasury shares	64	(A)	(64)	—	(1)	—	(2,090)	—	—	2,091	—
Purchases of treasury stock	(210)		—	—	—	—	—	—	—	(7,149)	(7,149)
Share-based compensation	—		—	—	—	—	1,306	—	—	—	1,306
Net income (loss)	—		—	—	—	—	—	54,291	—	—	54,291
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	(8,365)	—	(8,365)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,660)	—	—	(4,660)
Balance, March 31, 2026	(20,436)		48,341	10	$483	$—	$123,910	$807,080	$(34,516)	$(312,213)	$584,744

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

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$154,822	$186,769
Cash flows from investing activities:
Proceeds from sale of property and equipment	38	9
Purchases of property and equipment	(1,580)	(1,227)
Purchases of equity securities	(24,017)	(2,006)
Purchases of available-for-sale debt securities	(106,870)	(75,009)
Proceeds from sales of equity securities	6,875	—
Proceeds from sales of available-for-sale debt securities	59,139	4,610
Maturities of available-for-sale debt securities	46,299	32,075
Net cash provided by (used in) investing activities	(20,116)	(41,548)
Cash flows from financing activities:
Preferred stock dividend	(3)	(3)
Common stock dividend	(4,904)	(4,841)
Purchase of treasury stock inclusive of excise taxes paid	(7,149)	—
Payments related to tax withholding for share-based compensation	(1,714)	(1,267)
Repayment of debt	(368)	(367)
Net cash provided by (used in) financing activities	(14,138)	(6,478)
Cash and cash equivalents and restricted cash and cash equivalents:
Net increase (decrease) during the period	120,568	138,743
Balance, beginning of period	477,838	262,076
Balance, end of period	$598,406	$400,819
The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$595,771	$408,868
Restricted cash and cash equivalents (1)	2,635	68,970
Total cash and cash equivalents and restricted cash and cash equivalents	$598,406	$477,838
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

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution, and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC,” and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance offered in 19 states as of March 31, 2026, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
The Company generates revenues primarily from the collection of premiums and investment returns on funds invested on cash flows in excess of those retained and used for claims-paying obligations and insurance operations. Other significant sources of revenue include brokerage commissions collected from reinsurers on certain reinsurance programs placed on behalf of the Insurance Entities, policy fees collected from policyholders by the Company’s wholly-owned managing general agent (“MGA”) subsidiary and payment plan fees charged to policyholders who choose to pay their premiums in installments. The Company’s wholly-owned adjusting company receives claims-handling fees from the Insurance Entities. The Insurance Entities receive reimbursement whenever claims-handling fees are subject to recovery under the Insurance Entities’ respective reinsurance programs. These fees, after expenses, are recorded in the Condensed Consolidated Financial Statements (“Financial Statements”) as an adjustment to losses and loss adjustment expense (“LAE”).
The condensed consolidated financial statements have been prepared in conformity with: (i) United States (“U.S.”) generally accepted accounting principles (“GAAP”); and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
Basis of Presentation and Consolidation
The Company has prepared the accompanying unaudited Financial Statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the Financial Statements do not include all of the information and footnotes required by GAAP for annual financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 27, 2026. The Condensed Consolidated Balance Sheet at December 31, 2025, was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any interim period or for the full year.
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
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2025.

NOTE 3 - INVESTMENTS
Available-for-Sale Securities
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	March 31, 2026
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$26,489	$—	$108	$(348)	$26,249
Corporate bonds	963,743	(812)	3,318	(28,401)	937,848
Mortgage-backed and asset-backed securities	463,355	(3)	2,174	(21,502)	444,024
Municipal bonds	14,728	(1)	3	(899)	13,831
Total	$1,468,315	$(816)	$5,603	$(51,150)	$1,421,952

	December 31, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$28,560	$—	$248	$(243)	$28,565
Corporate bonds	962,761	(568)	7,860	(24,730)	945,323
Mortgage-backed and asset-backed securities	452,405	—	3,726	(20,370)	435,761
Municipal bonds	15,157	(1)	11	(897)	14,270
Redeemable preferred stock	7,262	(62)	48	(139)	7,109
Total	$1,466,145	$(631)	$11,893	$(46,379)	$1,431,028
The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	March 31, 2026		December 31, 2025
Average Credit Ratings	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
AAA	$448,735	31.6%	$452,520	31.6%
AA	245,806	17.3%	238,705	16.7%
A	422,034	29.7%	431,545	30.2%
BBB	287,701	20.2%	298,976	20.9%
No Rating Available	17,676	1.2%	9,282	0.6%
Total	$1,421,952	100.0%	$1,431,028	100.0%
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

The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:
Agency	$251,515	$236,655	$248,661	$235,255
Non-agency	69,764	65,706	64,301	60,580
Asset-backed securities:
Auto loan receivables	59,175	59,445	60,011	60,626
Credit card receivables	5,449	5,489	5,437	5,514
Other receivables	77,452	76,729	73,995	73,786
Total	$463,355	$444,024	$452,405	$435,761
The following tables summarize available-for-sale debt securities, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	March 31, 2026
	Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	$17,092	$(104)	$1,730	$(244)
Corporate bonds	72,373	(926)	154,706	(10,772)
Mortgage-backed and asset-backed securities	118,791	(1,140)	146,765	(20,338)
Municipal bonds	1,805	(25)	8,221	(656)
Total	$210,061	$(2,195)	$311,422	$(32,010)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	$2,585	$(4)	$1,735	$(239)
Corporate bonds	27,363	(103)	223,610	(13,306)
Mortgage-backed and asset-backed securities	41,071	(293)	154,470	(20,076)
Municipal bonds	1,815	(16)	8,207	(671)
Redeemable preferred stock	—	—	92	(54)
Total	$72,834	$(416)	$388,114	$(34,346)
Unrealized losses on available-for-sale debt securities in the above table as of March 31, 2026, have not been recognized into income as credit losses because the issuers are of high credit quality (investment grade securities), management does not intend to sell nor do they believe it is more likely than not it will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.
The table of expected credit losses below presents the beginning and ending balances, along with the provision for or reversal of credit loss expenses, categorized by security type. This information pertains to available-for-sale debt securities that are in an unrealized loss position, necessitating a credit allowance (in thousands):

	Corporate Bonds	Mortgage-Backed and Asset-Backed Securities	Municipal Bonds	Redeemable Preferred Stock	Total
Balance, December 31, 2024	$894	$—	$3	$121	$1,018
Provision for (or reversal of) credit loss expense	(326)	—	(2)	(59)	(387)
Balance, December 31, 2025	568	—	1	62	631
Provision for (or reversal of) credit loss expense	244	3	—	(62)	185
Balance, March 31, 2026	$812	$3	$1	$—	$816
Refer to “Part II—Item 8—Note 2 (Summary of Significant Accounting Policies)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for details of accounting policies and reporting in the condensed consolidated financial statements associated with available-for-sale debt securities and allowance for credit losses.
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	March 31, 2026
	Amortized Cost	Fair Value
Due in one year or less	$145,558	$144,777
Due after one year through five years	826,772	801,451
Due after five years through ten years	461,580	445,259
Due after ten years	34,405	30,465
Total	$1,468,315	$1,421,952
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
The following table provides certain information related to available-for-sale debt securities and equity securities, during the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$105,438	$36,685
Equity securities	$6,875	$—
Gross realized gains on sale of securities:
Available-for-sale debt securities	$224	$24
Equity securities	$1,660	$—
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(788)	$(38)
Equity securities	$(362)	$—

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Available-for-sale debt securities	$13,528	$10,719
Equity securities	916	796
Cash and cash equivalents (1)	5,662	5,122
Other (2)	171	166
Total investment income	20,277	16,803
Less: Investment expenses (3)	(790)	(743)
Net investment income	$19,487	$16,060

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.
Equity Securities
The following table provides the unrealized gains and (losses) recognized for the periods presented on equity securities still held at the end of the reported period (in thousands):

	Three Months Ended March 31,
	2026	2025
Unrealized gains (losses) recognized during the reported period on equity securities still held at the end of the reported period	$(3,755)	$225
Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	March 31,	December 31,
	2026	2025
Income Producing:
Investment real estate	$7,433	$7,426
Less: Accumulated depreciation	(2,014)	(1,963)
Investment in real estate, net	$5,419	$5,463
The following table provides the depreciation expense related to investment real estate for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Depreciation expense on investment real estate	$51	$75
Other Investments
The Company has ownership interests in limited partnerships that are not registered or readily tradable on a securities exchange. These partnerships are with private equity funds managed by general partners who make decisions with regard to financial policies and operations. As such, the Company is not the primary beneficiary and does not consolidate these partnerships.

The fair value of the Company's investments in certain private equity funds is also determined using Net Asset Value (“NAV”). The timing of the delivery of the funds’ financial statements and financial information is generally on a three-month lag which results in a commensurate delay in the recognition of our share of the change in Net Asset Value. As this is the best information available, it is used for the estimate of the net asset value as well as the fair value, unless conditions have changed significantly in the economy or securities markets. In such a case, we will adjust our estimate with assistance from the general partner(s).
The fair value of the other investments reported at net asset value consisted of the following as of the date presented (in thousands):

	As of March 31, 2026
	Fair Value (a)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Investments in private equity limited partnerships - Net Asset Value (a)	$10,693	$—	N/A	N/A
Total	$10,693	$—
(a)This class includes private equity funds that have invested in cybersecurity and space launch companies, which are subject to a contractual restriction on the transfer or sale by the Company prior to liquidation or dissolution of the partnership agreement by the general partner. Distributions are received through liquidation of the underlying assets of the fund. The fair value of these assets have been estimated using the net asset value per share of investments. It is estimated that these investments will be liquidated over three to eight years.

	As of December 31, 2025
	Fair Value (a)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Investments in private equity limited partnerships - Net Asset Value (a)	$10,693	$—	N/A	N/A
Total	$10,693	$—
(a)This class includes private equity funds that have invested in cybersecurity and space launch companies, which are subject to a contractual restriction on the transfer or sale by the Company prior to liquidation or dissolution of the partnership agreement by the general partner. Distributions are received through liquidation of the underlying assets of the fund. The fair value of these assets have been estimated using the net asset value per share of investments. It is estimated that these investments will be liquidated over three to eight years.

Other investments consisted of the following as of the dates presented (in thousands):

	March 31,	December 31,
	2026	2025
Investments in private equity limited partnerships reported at net asset value	$10,693	$10,693
Total Investments in private equity partnerships	$10,693	$10,693
The limited partnership investments are subject to a contractual restriction on the transfer or sale by the Company prior to liquidation or dissolution of the partnership agreement by the general partner. This restriction lapses upon the dissolution of the partnership or upon the written consent of the general partner and its Board of Directors.

The following table provides the unrealized gains (losses) recognized for the periods presented on investment in private equity limited partnerships still held at the end of the reported period (in thousands):

	Three Months Ended March 31,
	2026	2025
Unrealized gains (losses) recognized during the reported period on investment in private equity limited partnership reported at fair value still held at the end of reported period	$—	$(452)
Unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships reported at net asset value still held at the end of reported period	—	11
Total unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships still held at the end of the reported period	$—	$(441)

The unrealized gains (losses) on these investments are recognized in net change in unrealized gains (losses) on investments in the Condensed Consolidated Statements of Income. Certain private equity limited partnership investments reported at fair value were sold during the second quarter of 2025. The Company’s net cumulative contributed capital to private equity limited partnerships reported at net asset value was $5.0 million at March 31, 2026, and December 31, 2025.

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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of March 31, 2026			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services, Inc.	Moody’s Investors Service, Inc.	March 31, 2026	December 31, 2025
Various Lloyd’s of London Syndicates (1)	A+	AA-	N/A	$53,072	$75,742
Florida Hurricane Catastrophe Fund “FHCF” (2)	N/A	N/A	N/A	43,328	69,734
Markel Bermuda Ltd.	A	A	A	24,033	38,569
Renaissance Reinsurance Ltd.	A+	A+	A	—	20,875
Everest Reinsurance Co	A+	A+	A	—	22,041
DaVinci Reinsurance Ltd.	A	A+	A	—	18,799
Total (3)				$120,433	$245,760
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

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended March 31,
	2026			2025
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$506,547	$531,421	$228,199	$467,078	$513,257	$249,707
Ceded	(484)	(174,519)	(103)	(301)	(157,536)	848
Net	$506,063	$356,902	$228,096	$466,777	$355,721	$250,555

The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid reinsurance premiums	$116,996	$291,031
Reinsurance recoverable on paid losses and LAE	$19,457	$18,574
Reinsurance recoverable on unpaid losses and LAE	182,464	214,344
Reinsurance recoverable	$201,921	$232,918
NOTE 5 - INSURANCE OPERATIONS
Deferred Policy Acquisition Costs
The Company defers certain costs incurred in connection with written premiums, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
DPAC, beginning of period	$128,564	$121,178
Capitalized Costs	61,007	54,108
Amortization of DPAC	(63,412)	(59,456)
DPAC, end of period	$126,159	$115,830
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
No dividends were paid to PSI by the Insurance Entities during the three months ended March 31, 2026, or the year ended December 31, 2025. As of both dates, UPCIC did not meet the threshold for capacity to pay ordinary dividends; APPCIC met the regulatory threshold but did not declare or pay any dividend.

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

	March 31, 2026	December 31, 2025	*
Statutory capital and surplus
UPCIC	$479,580	$475,952
APPCIC	$33,709	$33,142
Ten percent of total liabilities
UPCIC	$186,058	$170,473
APPCIC	$2,895	$2,664
*Unaudited
As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement. The Insurance Entities also met the capitalization requirements of the other states in which they are licensed as of March 31, 2026.
The following table summarizes combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Combined net income (loss)	$(655)	$(8,242)
The Insurance Entities each are required annually to comply with the National Association of Insurance Commissioners’ (“NAIC”) risk-based capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of a weak or deteriorating condition. Based on their annual reports, each Insurance Entity reported total adjusted capital in excess of the NAIC and state-based RBC requirements as of December 31, 2025.
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	March 31, 2026	December 31, 2025
Restricted cash and cash equivalents
Florida	$1,800	$1,800
Georgia	35	35
North Carolina	800	800
Virginia	—	335
Total	$2,635	$2,970

Investments
Hawaii	$—	$2,958
Massachusetts	131	130
South Carolina	138	139
Virginia	335	339
Total	$604	$3,566

NOTE 6 – LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$680,712	$959,291
Less: Reinsurance recoverables	(214,344)	(561,936)
Net balance at beginning of period	466,368	397,355
Incurred related to:
Current year	228,096	250,555
Prior years	—	—
Total incurred	228,096	250,555
Paid related to:
Current year	88,935	64,435
Prior years	119,270	123,468
Total paid	208,205	187,903
Net balance at end of period	486,259	460,007
Plus: Reinsurance recoverables	182,464	433,670
Balance at end of period	$668,723	$893,677
During the three months ended March 31, 2026, the liability for unpaid losses and loss adjustment expenses, prior to reinsurance, decreased by $12.0 million from $680.7 million as of December 31, 2025, to $668.7 million as of March 31, 2026. The decrease was principally the result of the settlement of Hurricanes Debby, Helene and Milton claims, claims from other prior hurricanes, and claims from prior accident years.
During the three months ended March 31, 2026, and 2025, there was no prior year development.
NOTE 7 – DEBT
Total debt consists of the following as of the dates presented (in thousands):

	March 31,	December 31,
	2026	2025
Debt, current portion
Surplus note	$735	$1,103
5.625% Senior unsecured notes	100,000	100,000
Total principal amount	100,735	101,103
Less: unamortized debt issuance costs	(445)	(622)
Total debt, net	$100,290	$100,481
Surplus Note
On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a 20-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. The carrying amount of the surplus note is included in the statutory capital and surplus of UPCIC. UPCIC was in compliance with the terms of the surplus note as of March 31, 2026.
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
The Notes are senior unsecured debt obligations that bear interest at the rate of 5.625% per annum, payable semi-annually in arrears on May 30th and November 30th of each year, beginning on May 30, 2022. The Notes are subject to adjustment from time to time in the event of a downgrade or subsequent upgrade of the rating assigned to the Notes. The Notes mature on November 30, 2026, at which time the entire $100.0 million of principal is due and payable. The Company plans to repay the maturing Notes with new senior unsecured notes or available cash. At any time on or after November 30, 2023, the Company may redeem all or part of the Notes at redemption prices (expressed as percentages of the principal amount) equal to (i) 102.81250% for the twelve-month period beginning on November 30, 2023; (ii) 101.40625% for the twelve-month period beginning on November 30, 2024 and (iii) 100.0% at any time thereafter, plus accrued and unpaid interest up to, but not including the redemption date.
On November 23, 2021, the Company entered into an indenture, relating to the issuance of the Notes (the “Indenture”), with UMB Bank National Association, as trustee. The Notes are not subject to any sinking fund and are not convertible into or exchangeable, for any other securities or assets of the Company or any of its subsidiaries. The Notes are not subject to redemption at the option of the holder. The indenture governing the Notes contains financial covenants, terms, events of default and related cure provisions that are customary in agreements used in connection with similar transactions. As of March 31, 2026, the Company was in compliance with all applicable covenants, including financial covenants.
The Notes are unsecured senior obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank equally in right of payment to the Unsecured Revolving Loan described below.
Unsecured Revolving Loan
On May 30, 2025, the Company entered into a committed and unsecured $50.0 million revolving credit line with JP Morgan Chase Bank, N.A. This agreement succeeded the previous $50.0 million revolving credit line with J.P. Morgan Chase, N.A., entered into on May 31, 2024. As of March 31, 2026, the Company has not borrowed any amount under this revolving loan. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings mature on May 29, 2026, 364 days after the inception date and carry an interest rate of prime rate plus a margin of 2%. The credit line is subject to annual renewals. The credit line contains customary financial and other covenants, with which the Company is in compliance.
Interest Expense
The following table provides interest expense related to debt during the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest Expense:
Surplus note	$12	$29
5.625% Senior unsecured notes	1,406	1,406
Non-cash expense (1)	177	177
Total	$1,595	$1,612
(1) Represents amortization of debt issuance costs.
NOTE 8 – STOCKHOLDERS’ EQUITY
From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares			Average
			Repurchased During the		Aggregate	Price Per	Plan
		Dollar Amount	Three Months Ended March 31,		Purchase	Share	Completed or
Date Authorized	Expiration Date	Authorized	2026	2025	Price	Repurchased	Expired
January 7, 2026	January 8, 2028	$20,000	203,637	—	$6,917	$33.97
May 1, 2025	May 1, 2027	$20,000	6,105	—	$216	$35.31	March 2026
See the “Condensed Consolidated Statements of Stockholders’ Equity” for a roll-forward of treasury shares.

NOTE 9 – INCOME TAXES
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods. The Company assesses its ability to realize the deferred tax assets on a quarterly basis, and it establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. As of March 31, 2026, the Company determined that we did not need a valuation allowance on our gross deferred tax assets.
The effective tax rate for the three months ended March 31, 2026, was 24.3% compared to 25.3% for the three months ended March 31, 2025. The provision for income taxes differed from the statutory rate as follows:

	Three Months Ended March 31,
	2026	2025
Expected provision at federal statutory tax rate	21.0%	21.0%
Increases (decrease) resulting from:
State income tax, net of federal tax benefit	2.4%	2.8%
Disallowed compensation	0.9%	1.4%
Nondeductible expenses	0.1%	0.2%
Dividend received deduction	(0.1)%	(0.1)%
Total	24.3%	25.3%

NOTE 10 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share (“EPS”) is computed based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the impact of common shares issuable upon the exercise of stock options, non-vested performance share units, non-vested restricted stock units, non-vested restricted stock awards, and conversion of preferred stock. In loss periods, the impact of common shares issuable upon the exercises of stock options, non-vested performance share units, non-vested restricted stock units, non-vested restricted stock awards, and conversion of preferred stock are excluded from the calculation of diluted loss per share, as the inclusion of common shares issuable upon the exercise of stock options, non-vested performance share units, non-vested restricted stock units, non-vested restricted stock awards, and conversion of preferred stock would have an anti-dilutive effect.
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings (loss) per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator for EPS:
Net income (loss)	$54,291	$41,439
Less: Preferred stock dividends	(3)	(3)
Income (loss) available to common stockholders	$54,288	$41,436
Denominator for EPS:
Weighted average common shares outstanding	27,651	28,091
Plus: Assumed conversion of share-based compensation (1)	1,155	663
Assumed conversion of preferred stock	25	25
Weighted average diluted common shares outstanding	28,831	28,779
Basic earnings (loss) per common share	$1.96	$1.48
Diluted earnings (loss) per common share	$1.88	$1.44

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

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended March 31,
	2026			2025
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(11,625)	$(2,836)	$(8,789)	$16,015	$3,932	$12,083
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	564	140	424	14	3	11
Other comprehensive income (loss)	$(11,061)	$(2,696)	$(8,365)	$16,029	$3,935	$12,094

The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income (loss) for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended March 31,
	2026	2025
Unrealized gains (losses) on available-for-sale debt securities	$(564)	$(14)	Net realized gains (losses) on investments
Related tax (expense) benefit	140	3	Income tax expense (benefit)
Total reclassification for the period	$(424)	$(11)	Net of tax
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The Company’s reinsurance commitments generally run from June 1st of the current year to May 31st of the following year. Certain of the Company’s reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1st to May 31st contract period are recorded as “Reinsurance Payable, net” in the Condensed Consolidated Balance Sheets. Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $89.1 million in 2026; (2) $153.5 million in 2027; and (3) $64.5 million in 2028.
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
The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$26,249	$—	$26,249
Corporate bonds	—	937,848	—	937,848
Mortgage-backed and asset-backed securities	—	444,024	—	444,024
Municipal bonds	—	13,831	—	13,831
Equity Securities:
Common stock	38,328	—	—	38,328
Mutual funds	60,296	—	—	60,296
Total assets accounted for at fair value	$98,624	$1,421,952	$—	$1,520,576
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as part of:
Other investments				$10,693
Total assets at fair value				$1,531,269

	Fair Value Measurements
	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
U.S. government obligations and agencies	$—	$28,565	$—	$28,565
Corporate bonds	—	945,323	—	945,323
Mortgage-backed and asset-backed securities	—	435,761	—	435,761
Municipal bonds	—	14,270	—	14,270
Redeemable preferred stock	—	7,109	—	7,109
Equity Securities:
Common stock	37,509	—	—	37,509
Mutual funds	47,911	—	—	47,911
Total assets accounted for at fair value	$85,420	$1,431,028	$—	$1,516,448
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as part of:
Other Investments				$10,693
Total assets at fair value				$1,527,141

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	As of
	March 31, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities (debt):
Surplus note (1)	$735	$724	$1,103	$1,081
5.625% Senior unsecured notes (2)	100,000	98,954	100,000	98,469
Total debt	$100,735	$99,678	$101,103	$99,550

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
NOTE 14 – VARIABLE INTEREST ENTITIES
The Company has established a captive reinsurance arrangement to provide the Insurance Entities with catastrophe reinsurance protection. This annual contract has been in effect since 2020. The Company engages Mangrove Risk Solutions Bermuda Ltd. (formerly known as Isosceles Insurance Ltd.) acting in respect of “Separate Account UVE-01,” as its captive reinsurance provider. This entity is considered a variable interest entity (“VIE”) in the normal course of business, and the Company consolidates the VIE as the Company is the primary beneficiary. Further details regarding the methodology and significant inputs used to evaluate the consolidation of a VIE can be found in “Part II, Item 8—Note 2 (Summary of Significant Accounting Policies)” of our Annual Report on Form 10-K for the year ended December 31, 2025.
The Company has used the VIE to provide certain reinsurance coverage to the Insurance Entities (UPCIC and APPCIC). In 2025, the Insurance Entities entered into a reinsurance transaction whereby the VIE provided catastrophe reinsurance protection to the Insurance Entities for the period of June 1, 2025 through May 31, 2026. This reinsurance protection commuted in January 2026, with an additional no-claim bonus paid from the VIE to the Insurance Entities. There were no agreements in place with the VIE at March 31, 2026, as a result of the commutation and associated no-claim bonus paid.
The following table presents, on a consolidated basis, the balance sheet classification and exposure of restricted cash held in a reinsurance trust account, which can be used only to settle specific reinsurance obligations of the VIE as of the dates presented (in thousands):

	As of
	March 31, 2026	December 31, 2025
Restricted cash and cash equivalents	$—	$66,000

NOTE 15 – SEGMENT INFORMATION
The Company is a holding company that offers homeowners insurance policies to customers in states where it is properly licensed and authorized to operate. The Company and its subsidiaries operate as an integrated business, functioning under a single segment. This approach encompasses the management strategy, internal organizational structure, and decision-making processes. The Company's Chief Executive Officer (CEO) is the Chief Operating Decision Maker (CODM) and evaluates the entire business as a unified entity for resource allocation and performance assessment. The accounting policies of the single segment are the same as those described in “Part II—Item 8—Note 2 (Summary of Significant Accounting Policies)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The key measures of segment profit or loss that the CODM uses to allocate resources and assess performance are the Company’s consolidated net income and earnings per share, as reported on the Condensed Consolidated Statements of Income. Revenues reported in the Condensed Consolidated Statements of Income are from external customers. All expense categories on the Condensed Consolidated Statements of Income are significant and there are no other significant segment expenses that would require disclosure. Assets provided to the CODM are consistent with those reported on the Condensed Consolidated Balance Sheets.
Information related to the Company’s products and services and geographical distribution of revenues is disclosed in “—Note 1 (Nature of Operations and Basis of Presentation)”.
NOTE 16 – SUBSEQUENT EVENTS
The Company conducted an evaluation of subsequent events up to the date the financial statements were issued. It determined that there were no recognized or unrecognized subsequent events requiring adjustment or additional disclosure in the condensed consolidated financial statements as of March 31, 2026, except as noted below.
On April 10, 2026, the Company declared a quarterly cash dividend of $0.16 per share of common stock payable May 15, 2026, to shareholders of record on May 8, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Company” refer to Universal Insurance Holdings, Inc. (“UVE”) and its wholly-owned subsidiaries. You should read the following discussion together with our unaudited condensed consolidated financial statements (“Financial Statements”) and the related notes thereto included in “Part I, Item 1—Financial Statements,” and our audited consolidated financial statements and the related notes thereto included in “Part II, Item 8—Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for any one quarter are not necessarily indicative of results to be expected for any quarter or for the year.
Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These forward-looking statements may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets,” and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure and other risk management, product development, investment results, regulatory approvals, market position, expenses, financial results, projections, estimates, litigation and reserves. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results or outcomes could differ materially from those projected or assumed in any of our forward-looking statements. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. We believe that these statements are based on reasonable estimates, assumptions and plans. A detailed discussion of the risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is set forth below, which are a summary of those discussed in the section titled “Risk Factors” (Part I, Item 1A) of our Annual Report on Form 10-K for the year ended December 31, 2025. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
•Because we have significant exposure to the Florida market, our financial results are affected by the regulatory, economic, and weather conditions in Florida.
•We have entered new markets and expect that we will continue to do so, but there can be no assurance that our diversification and growth strategy will be effective.
•Actual claims incurred have exceeded, and in the future may exceed, reserves established for claims, adversely affecting our operating results and financial condition.
•If we fail to adequately price the risks we underwrite, if emerging trends outpace our ability to adjust prices in a timely manner, or if we lose desirable exposures to competitors by overpricing our risks, we may experience underwriting losses, thereby depleting surplus at the Insurance Entities and capital at the holding company.
•Unanticipated increases in the severity or frequency of claims adversely affect our profitability and financial condition.
•The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.
•Pandemics and macroeconomic conditions could impact our business, financial results, and growth.
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

•An overall decline in the housing market or general economic conditions could have a material adverse effect on the financial condition and results of operations of our business.
•Our success depends, in part, on our ability to attract, retain, and develop talented employees, and the loss of any one of our key personnel could adversely impact our operations.
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
•Failure to maintain or enhance our brand or damage to our reputation could adversely impact our business.
•Our future results are dependent in part on our ability to successfully operate in a highly competitive insurance industry.
•A downgrade in our financial strength or stability ratings may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition.
•Breaches or other failures of our information systems or denial of service on our website could have an adverse impact on our business and reputation.
•Our ability to implement or adjust to technological changes, especially regarding artificial intelligence (“AI”), may be limited, or we could introduce technology containing errors, which may trigger regulatory actions or put us at a competitive disadvantage.
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

OVERVIEW
We are a vertically integrated holding company offering property and casualty insurance and value-added insurance services. In addition, we generate revenue from our investment portfolio, reinsurance brokerage services, the receipt of managing general agency fees from policyholders and from other sources of revenue (collectively “Other Revenue Sources”). We develop, market and underwrite insurance products for consumers predominantly in the personal residential homeowners’ line of business and perform substantially all insurance-related services for our insurance entities, including risk management, claims management, and distribution. Our insurance entities, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), offer insurance products through both an appointed independent agent network and our online distribution channels across 19 states with Florida representing 71.3% of our direct premiums written for the three months ended March 31, 2026. We seek to produce an underwriting profit (defined as net premiums earned minus losses, loss adjustment expense (“LAE”), policy acquisition costs and other operating costs and expenses) over the long term, along with growing our Other Revenue Sources.
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A should be read in conjunction with our Financial Statements and accompanying Notes appearing elsewhere in this Report (the “Notes”). In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed above under “—Cautionary Note Regarding Forward-Looking Statements.”
Trends and Geographical Distribution
Florida Trends
Regulatory Environment

We seek to achieve long-term rate adequacy and earnings for the Insurance Entities while managing our risks through market cycles and looking to take advantage of what we believe to be market opportunities. We currently write insurance policies in 19 states. Although the majority of our policies cover properties in Florida, our business in other states continues to grow as a percentage of our total policies in force and premium volume.
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
Prior to the significant statutory reforms adopted by Florida in December 2022, the Florida residential property insurance market suffered from declining availability and increasing premiums among authorized insurers. This was attributable to elevated loss and LAE levels and related impacts on reinsurance pricing and availability. During this period, Citizens, Florida’s statutorily-created insurer that generally is intended to be the state’s market of last resort, instead became a market of choice as insurers limited writings and state laws capped Citizens’ annual rate increases at levels well below market levels.
The overall residential property insurance market in Florida has steadily improved since the reforms were enacted. Nonetheless, the ultimate long-term benefits of Florida’s statutory reforms remain unknown and difficult to predict. The Florida political environment, prevailing sentiment among policymakers or the public such as growing concerns with inflation and costs of living, and economic factors beyond insurers’ control may directly or indirectly mitigate the impact of the reforms. These influences can mask the reforms’ benefits or diminish their perceived effectiveness even when the market shows objective signs of improvement through moderating rate levels, increased product availability and competition, and reductions in Citizens’ policy count. Over time, these political or external influences can result in policymakers questioning the merits of the reforms, considering proposals to reverse them, or pursuing other law changes or interpretations that could negate improvements in the Florida market and renew concerns with rising costs and reduced availability.
Competition
Prior to the 2022 reforms, most residential property insurers in Florida, including the Insurance Entities, sought to limit their exposure to rising losses and LAE. Although the Insurance Entities faced little competition from authorized insurers during this period, the Insurance Entities’ own exposure management considerations led them to limit their new business intake. The Insurance Entities historically have enjoyed a high policyholder retention rate from year to year, both prior to the reforms and currently. Even so, the Company’s limited appetite for new business prior to the reforms led to a decline in its in-force Florida policy count. During this time, Citizens grew to become the largest insurer of residential property in Florida by a wide margin.

Since 2023, the Insurance Entities have gradually increased their appetite for new business in Florida. In both 2024 and 2025, the Insurance Entities filed and gained regulatory approval of statewide average rate decreases for their homeowners’ insurance programs. In addition, the Insurance Entities began to expand, and have continued to expand, the areas in Florida and the types of policies they seek to write. The Insurance Entities also implemented optional product updates for consumers seeking to evaluate their coverage and price options in Florida’s improving market.

Other established insurers also are expanding new business writings. In addition, a reported 17 new insurers have entered the Florida market in recent years. Unlike the Insurance Entities, some new and established insurers write business predominantly by assuming risks from Citizens. Altogether, renewed activity among authorized insurers has led to a decrease in Citizens’ policy count by approximately one million policies since the reforms. UPCIC has long been, and currently remains, one of the largest residential property insurers in Florida. Still, as the benefits of the reforms continue to emerge, new and existing competitors in the post-reform market often remain selective as to the policy types, locations, coverage limits or other characteristics of policies they write, leading to segmentation in the market. The degree of competition the Insurance Entities face in Florida therefore varies by policy type, region, and other factors.
Other states have experienced less disruption than Florida. The Insurance Entities therefore experience a high but stable degree of competition when entering and expanding into other states. In these states, the Insurance Entities often compete with national or regional insurers with greater experience in the specific markets. Our growth plan therefore includes developing relationships with the states’ independent agents and gradually expanding our presence as we gain familiarity with new markets. Over time, this has allowed our business outside of Florida to steadily increase as a percentage of our overall business.
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
The Company has increasingly used video and other technology to facilitate review of damaged property and improve efficiency in the claims process. As technologies evolve, the Company continually evaluates and implements enhancements to streamline workflows and enhance the customer experience. The Company also regularly monitors regulatory developments pertaining to uses of technology, including oversight of AI in claims processes and other aspects of our operations.
Economic Conditions
Our business is affected by evolving domestic, national or global economic conditions, including the potential impact from tariffs and other inflationary pressures. Increased labor and materials costs can increase our claims costs. They can also have direct effects on our business, such as increasing the values of properties we insure and the corresponding premium levels, as well as indirect effects such as offsetting and diminishing the perceived benefits of the statutory reforms. We will continue to monitor our business model and strategy as economic conditions develop.
We also rely on global reinsurance markets to mitigate our exposure under policies we write. The availability and pricing of reinsurance can be influenced by global economic conditions such as inflation. Our ability to purchase desired levels of reinsurance at competitive prices also can be influenced by severe weather in Florida and elsewhere. Florida did not suffer a landfalling hurricane in 2025, which is a favorable consideration as we prepare for the mid-year renewal of our catastrophe reinsurance program. However, this benefit might be offset by reinsurers’ assessments of past and potential future events.
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
For 2026, the following rate changes for UPCIC have been approved by regulators in states other than Florida:
•Maryland: +4.6%, effective January 6, 2026, for new business and renewal business
•Alabama: +7.9%, effective May 2, 2026, for new business and renewal business
•Georgia: +7.9%, effective May 5, 2026, for new business and renewal business
•Massachusetts: +6.1%, effective May 28, 2026, for new business and renewal business
•Indiana: +0.0%, effective May 11, 2026, for new business and renewal business

•North Carolina: +7.5%, effective June 1, 2026, for new business and renewal business
•South Carolina: +6.9%, effective June 10, 2026, for new business and renewal business
•New Jersey: +18.9%, effective July 6, 2026, for new business and renewal business
The following rate filings are pending approval by state regulators:
•Delaware: +14.6%, the effective date for new and renewal business is pending approval
•New York: +10.0%, the effective date for new and renewal business is pending approval
•Iowa: +9.0%, the effective date for new and renewal business is pending approval

KEY PERFORMANCE INDICATORS
The Company considers the measures and ratios in the following discussion to be key performance indicators for its businesses. Management believes that these indicators are helpful in understanding the underlying trends in the Company’s businesses. Some of these indicators are reported on a quarterly basis and others on an annual basis. Please also refer to “Part II, Item 8—Note 2 (Summary of Significant Accounting Policies)” of our Annual Report on Form 10-K for the year ended December 31, 2025, for definitions of certain other terms we use when describing our financial results.
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
Combined Ratio ― the combined ratio is a measure of underwriting profitability for a reporting period and is calculated by dividing total operating costs and expenses (which is made up of losses and LAE, policy acquisition costs and other operating costs and expenses) by premiums earned, net, which is net of ceded premium earned. Changes to the combined ratio over time provide management with an understanding of costs to operate its business in relation to net premiums it is earning and the impact of rate, underwriting and other business management actions, weather and other external factors on underwriting profitability. A combined ratio below 100% indicates an underwriting profit; a combined ratio above 100% indicates an underwriting loss.
Core Loss Ratio ― an operational metric used in the insurance industry to describe the ratio of current year losses and LAE, excluding current accident year weather and prior year development, to premiums earned. Core loss ratio is an important measure identifying profitability trends of premiums in force. Core losses consist of losses and LAE excluding current year weather events and prior years’ reserve development and is net of estimated subrogation recoveries. The financial benefit from the management of claims, including claim fees ceded to reinsurers, is also recorded in the condensed consolidated financial statements as a reduction to core losses. The core loss ratio can be measured on a direct basis, using direct earned premiums, or on a net basis, using premiums earned, net (i.e., direct premiums earned less ceded premiums earned).
Debt-to-Equity Ratio ― debt, including current portion divided by stockholders’ equity. This ratio helps management measure the amount of financing leverage in place in relation to equity and allows investors to evaluate future leverage capacity.
Debt-to-Total Capital Ratio ― debt, including current portion divided by the sum of total stockholders’ equity and debt (often referred to as total capital resources). This ratio helps management measure the amount of financing leverage in place (debt) in relation to total capital resources and allows investors to evaluate future leverage capacity.
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
Expense Ratio (Including Policy Acquisition Cost Ratio and Other Operating Costs and Expenses Ratio) ― calculated as policy acquisition costs and other operating costs and expenses as a percentage of premiums earned, net. Policy acquisition costs and other operating costs and expenses include such items as underwriting costs, facilities, and corporate overhead. The expense ratio, including the sub-expense ratios of policy acquisition cost ratio and other operating costs and expenses ratios, are indicators to management of the Company’s cost efficiency in acquiring and servicing its business and the impact of expense items to overall profitability.
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
REINSURANCE
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events. Developing and implementing our reinsurance strategy to adequately protect our policyholders, balance sheet, and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been our key strategic priority. To limit the Insurance Entities’ potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers and the FHCF. The FLOIR requires the Insurance Entities, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ 2025-2026 catastrophic reinsurance program meets the FLOIR’s requirements, which are based on, among other things, successfully demonstrating cohesive and comprehensive reinsurance coverages that protect the policyholders of our Insurance Entities under a series of stress test catastrophe loss scenarios. Similarly, the Insurance Entities’ 2025-2026 catastrophic reinsurance programs meet the stress test and review requirements of Demotech, Inc., for maintaining Financial Stability Ratings® of “A” (Exceptional) and of Kroll for maintaining insurer financial strength rating of “A-”.
We believe the Insurance Entities’ retention under the jointly shared reinsurance program is appropriate and structured to protect policyholders and the Insurance Entities’ capital structure. We test the sufficiency of the catastrophe reinsurance coverage by subjecting the Insurance Entities’ personal residential exposures to scenario testing using third-party catastrophe models. These models combine simulations of the natural occurrence patterns and characteristics of hurricanes, tornadoes, earthquakes, and other catastrophes with information on property values, construction types, and occupancy classes. These models’ outputs provide information concerning the potential for simulated large losses, which enables the Insurance Entities to limit the financial impact from catastrophic events. Refer to the risk factors disclosed in “Part I, Item 1A—Risk Factors,” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for details of specific risks attributable to catastrophic losses and reinsurance.
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
Reinsurers
The table below provides the A.M. Best and S&P financial strength ratings for each of the largest rated third-party reinsurers in the Insurance Entities’ 2025-2026 reinsurance program:

Reinsurer	A.M. Best	S&P
Florida Hurricane Catastrophe Fund (1)	N/A	N/A
Various Lloyd’s of London Syndicates (2)	A+	AA-
DaVinci Reinsurance Ltd.	A	A+
Renaissance Reinsurance Ltd.	A+	A+
Markel Bermuda Ltd.	A	A
Everest Reinsurance Co.	A+	A+
(1)No rating is available, because the fund is not rated.
(2)The reinsurer is fully collateralized with a trust agreement.

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
Results of Operations for the three months ended March 31, 2026, are compared to the same period last year, unless stated otherwise
Highlights for the three months ended March 31, 2026
•For the three months ended March 31, 2026, direct premiums written increased by $39.5 million, to $506.5 million, driven by a $22.6 million or 18.3%, increase in premiums written outside of Florida and a $16.9 million or 4.9% increase in premiums written in Florida.
•In late 2025, and continuing in 2026, the Insurance Entities resumed issuing homeowners policies in most of Florida, reversing previous trends, and filed for a 5.1% average rate decrease in the state while increasing rates elsewhere. New water damage coverage options helped boost policy growth in Florida. Rate changes, coverage choices, and inflation are affecting premiums. Management is focusing on risk selection and rate updates. Legislative changes in late 2022 have reduced litigation and improved market conditions in Florida.
•The total number of policies in force across all states, including Florida, rose by 50,489 or 5.8%, as of March 31, 2025. Florida saw an increase of 16,282 policies or 2.9%, while other states grew by 34,207 policies or 11.3%.
•Net investment income increased in the first quarter of 2026 to $19.5 million an increase of $3.4 million or 21.3%, compared to $16.1 million in the first quarter of 2025, due to an increase in the book yield and an increase in invested assets.
•For the three months ended March 31, 2026, the combined ratio was 89.7%, representing an improvement of 5.3 points compared to the same period in 2025.
•On January 7, 2026, the Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $20.0 million of its outstanding shares of common stock through January 8, 2028. During the three months ended March 31, 2026, the Company repurchased 209,742 shares at an average price of $33.98 per share, totaling $7.1 million. As of March 31, 2026, $13.1 million remains under the share repurchase plan, which expires January 8, 2028.
•Book value per share was $20.95 at March 31, 2026, compared to $19.67 at December 31, 2025, an increase of 6.5%.
•On February 4, 2026, a dividend of $0.16 per common share was declared, with payment made on March 6, 2026.
•Demotech reaffirmed its A rating for UPCIC and APPCIC on March 23, 2026.

Results of Operations for the three months ending March 31, 2026, are compared to the same period last year, unless stated otherwise.

Results of Operations—Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025
For the three months ended March 31, 2026, net income rose to $54.3 million from $41.4 million in 2025, with diluted EPS increasing to $1.88 from $1.44. Growth in premiums earned, net, investment income, realized gains, and policy fees, combined with total lower operating costs and expenses, contributed to improved performance. Higher unrealized losses and lower commission revenue impacted results in the first quarter of 2026. While losses and LAE costs were reduced, these were partially offset by increases in acquisition costs and other operating costs and expenses. The net loss ratio declined to 63.9% from 70.5% in 2025, and the combined ratio was 89.7%, down from 95.0% in 2025. No catastrophe events or prior-year reserve developments occurred in either period. See the “Overview—Trends and Geographical Distribution—Florida Trends” section for more information.

A detailed discussion of our results of operations follows in the table below (in thousands, except per share data).

	Three Months Ended March 31,		Change
	2026	2025	$	%
REVENUES
Direct premiums written	$506,547	$467,078	$39,469	8.5%
Change in unearned premium	24,874	46,179	(21,305)	(46.1)%
Direct premium earned	531,421	513,257	18,164	3.5%
Ceded premium earned	(174,519)	(157,536)	(16,983)	10.8%
Premiums earned, net	356,902	355,721	1,181	0.3%
Net investment income	19,487	16,060	3,427	21.3%
Net realized gains (losses) on investments	734	(14)	748	NM
Net change in unrealized gains (losses) on equity investments	(5,331)	10	(5,341)	NM
Commission revenue	14,731	16,275	(1,544)	(9.5)%
Policy fees	4,982	4,493	489	10.9%
Other revenue	2,060	2,322	(262)	(11.3)%
Total revenues	393,565	394,867	(1,302)	(0.3)%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	228,096	250,555	(22,459)	(9.0)%
Policy acquisition costs	64,473	60,574	3,899	6.4%
Other operating cost and expenses	27,709	26,670	1,039	3.9%
Total operating costs and expenses	320,278	337,799	(17,521)	(5.2)%
Interest and amortization of debt issuance costs	1,595	1,612	(17)	(1.1)%
INCOME (LOSS) BEFORE INCOME TAXES	71,692	55,456	16,236	29.3%
Income tax expense (benefit)	17,401	14,017	3,384	24.1%
NET INCOME (LOSS)	$54,291	$41,439	$12,852	31.0%
Other comprehensive income (loss), net of taxes	(8,365)	12,094	(20,459)	NM
COMPREHENSIVE INCOME (LOSS)	$45,926	$53,533	$(7,607)	(14.2)%
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$1.88	$1.44	$0.44	30.6%
Weighted average diluted common shares outstanding	28,831	28,779	52	0.2%

NM – Not Meaningful

Premium Revenues
For the three months ended March 31, 2026, direct premiums written totaled $506.5 million, representing an increase of $39.5 million or 8.5%. This growth was due to a $22.6 million or 18.3%, increase from other states and a $16.9 million or 4.9%, increase in Florida compared to the same period in 2025. The growth in first-quarter 2026 direct written premiums were primarily driven by strategic expansion in Florida and other key markets. This increase reflects organic policies-in-force growth associated with increased marketing initiatives, new product offerings, and opening additional territories. Premium is also affected by rate actions taken in all states. Policies in force were 915,306 on March 31, 2026, an increase of 19,379 or 2.2%, from December 31, 2025, and an increase of 50,489 or 5.8%, from March 31, 2025. Details on recent rate changes impacting premiums are discussed in “Overview—Trends and Geographical Distribution—Florida Trends.”

In late 2025, the Insurance Entities resumed accepting new business throughout Florida, except for the Florida Keys, for all homeowners and dwelling policy forms, thereby reversing previous trends. Additionally, in 2025, the Insurance Entities submitted filings for an overall rate reduction of 5.1% on homeowners policies within Florida. Conversely, outside Florida, Insurance Entities continued to pursue rate increases, averaging 10.4% during 2025.

Also in late 2025, in Florida, the Insurance Entities introduced new policy coverage options affecting water damage limits and premiums. These endorsements have strengthened the competitive position of Insurance Entities within the state, contributing to increased growth in new business policies for 2026. Policyholders now have the flexibility to reduce their water damage coverage in exchange for premium credits that reflect adjusted loss limits.

The introduction of these new water limit options, together with the 2025 rate reduction, has enhanced the Insurance Entities’ competitiveness in Florida and resulted in growth in new business production in 2026 in Florida. Rate filings and automatic inflation adjustments to policy values continue to influence both written and earned premiums for renewals and new policies. Management remains dedicated to optimizing risk selection, improving geographic diversification, and making necessary revisions to filed rate plans.

The Insurance Entities continue to write new business in most Florida areas for all homeowners and dwelling policies. Management continues to refine policy features, risk selection, diversification, and rate plans. Increased competition and improved loss trends in Florida, helped by 2022 legislative reforms, are reducing litigation costs and supporting market recovery.
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
For the three months ended March 31, 2026, policies in force rose by 50,489 or 5.8%, premium in force increased by $83.9 million or 4.0%, and total insured value grew by $37.1 billion or 10.1%, compared to the three months ended March 31, 2025. Direct premiums written are up in most states we operate in. As of March 31, 2026, we have policies in 19 states and are authorized to do business in Tennessee with a rate filing underway.
Direct premium earned increased by $18.2 million or 3.5%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due to recognition of premiums written over the previous year. For details, see “Overview-Summary of Recent Rate Changes.”
Reinsurance
Reinsurance reduces our Insurance Entities’ exposure to catastrophic and other significant insured events. In periods when reinsurance pricing increases, as it did for our 2025-2026 reinsurance program, financial ratios and other metrics that incorporate ceded premiums are correspondingly affected. These costs are recognized equally throughout the yearly reinsurance contract period (June 1–May 31).
For the three months ended March 31, 2026, ceded premiums earned increased by $17.0 million, or 10.8%, compared to the same period in 2025. Ceded earned premiums represented 32.8% of direct earned premiums in 2026, rising from 30.7% in 2025. The increase in ceded earned premiums primarily reflects higher reinsurance costs from expanded coverage limits purchased under the 2025–2026 reinsurance program. Further details regarding the Insurance Entities’ 2025-2026 reinsurance programs are provided in the preceding discussion and in “Item 1— Note 4 (Reinsurance)”.

Investment Results

Net investment income was $19.5 million for the three months ended March 31, 2026, compared to $16.1 million for the same period in 2025, an increase of $3.4 million, or 21.3%. This change was due to increased investments in our portfolio and new investments generating higher average book yields than maturing assets, partially offset by reduced yields from invested cash and cash equivalents balances in 2026.

During the first quarter of 2026 yields continued to trend down before reversing sharply in March driven by geopolitical uncertainty around the Iran war and the impact on inflation and the pausing of the fed easing cycle. The rate reversal affected our unrealized loss position on fixed income as prices move inversely to yields. See “Item 1— Note 3 (Investments)” for information on investment income.

Net realized gains for the quarter were driven by liquidating equity investments, partially offset by optimizing the fixed income portfolio to lock in longer duration yields. Net change in unrealized losses for the quarter were driven by the sharpest macro shift in equities since 2022 as a result of concerns around the Iran war, in addition to realizing gains, which impact the change in unrealized losses. See ―“Analysis of Financial Condition” for details on changes in total invested assets balances during 2026.

Commissions, Policy Fees and Other Revenue
Commission revenue mainly comes from brokerage commissions earned from traditional, open-market, third-party reinsurers. Premiums ceded to the Florida Hurricane Catastrophe Fund (FHCF) do not generate commissions. Revenue from commissions is recognized on a pro-rata basis throughout the reinsurance policy period, which lasts from June 1st until May 31st of the following year. For the three months ended March 31, 2026, commission revenue totaled $14.7 million down from $16.3 million for the three months ended March 31, 2025. The decrease of $1.5 million, or 9.5%, in commission revenue for 2026 was largely due to commissions on reinstatement premiums from Hurricanes Helene and Milton earned in 2025. There were no commissions from reinstatement premiums in 2026.

Policy fees, which represent MGA fee revenue earned during the period, totaled $5.0 million for the three months ended March 31, 2026, up from $4.5 million for the same period in 2025. This $0.5 million or 10.9%, increase was driven by a greater combined number of policies written in states where we are allowed to charge this fee.

Other revenue primarily consists of policy installment fees collected by the Insurance Entities, as well as premium financing and various other sources of income. For the three months ended March 31, 2026, other revenue totaled $2.1 million, compared to $2.3 million for the same period in 2025.

Operating Costs and Expenses
Losses and Loss Adjustment Expenses
Net losses and LAE, after reinsurance recoveries and subrogation recoveries, were $228.1 million with a 63.9% net loss ratio for the three months ended March 31, 2026, compared to $250.6 million and a 70.5% net loss ratio for the prior-year quarter. The net loss ratio for 2026 and 2025 reflects the current accident year loss pick, applied to net premiums earned. There was no prior-year development on catastrophe or non-catastrophe losses, and there were no catastrophic losses for the three months ending March 31, 2026, or 2025.

This current accident year loss pick considers recent accident years data, expected business distribution between Florida and other states, approved rate changes, and includes a contingency for heightened weather activity often seen in the first half of the accident year. As the calendar year advances, greater attention is given to emerging trends within the current year, such as claims payment behaviors, developments in LAE weather events, and further actuarial reviews.

Claims from weather events during 2026, were higher than the previous year, but within an expected range contemplated in the current accident year loss pick. In 2025, weather-related claims were notably infrequent and low in value, making it one of the lowest in recent years. During each calendar year, a certain degree of variability in loss experience is anticipated due to seasonal weather events. These events can be sizable and are absorbed below the Insurance Entities catastrophe retention, or smaller events can accumulate to result in volatility of results beyond expected. Management monitors weather losses throughout the year to determine if such events have or are likely to exceed the range of weather experiences considered in the current accident year loss pick.

For the three months ended March 31, 2026, and March 31, 2025, there was no net prior-year development. Unfavorable development occurs when claim settlements exceed previous estimates or liabilities increase, often due to rising costs, inflation, changing codes, and litigation expenses. See “Overview—Trends and Geographical Distribution—Florida Trends” for details. Florida losses after the reform legislation show positive trends, but claims under older policies remain uncertain and may experience adverse development if settlements differ from earlier estimates.

During 2026, the Company continues to settle catastrophe losses on Hurricanes Debby, Helene and Milton which occurred in 2024 along with hurricanes from prior years. Our reinsurance program provided the Insurance Entities with adequate protection beyond our retention limit for these prior hurricanes.

As previously discussed, legislation passed in late 2022 has reduced claim costs in Florida as the benefits of the reforms increasingly are realized. The Company is seeing benefits of this legislation in 2026 for policies issued after the effective date of the reforms. The transition to the new laws will take several years as many reforms only apply to policies written or renewed after the effective date. Claims under prior laws are still being adjusted, and it will be several years before the impact of abusive practices under the old laws is completely removed, allowing the benefits of the legislation to be fully realized.
Losses, net reflect our adjusting company's claim activities within our holding system for the Insurance Entities and reinsurers. The net pre-tax results adjust LAE in addition to what the Insurance Entities incur. Keeping claims and legal operations in-house—especially in Florida’s litigious environment—boosts efficiency and coordination, leading to cost savings after catastrophes. We maintain staffing to manage catastrophe-related claims and litigation; however, these resources offer minimal net benefits during normal operations. Profits from our claim adjusting company reduce consolidated losses and LAE, but for the quarters ended March 31, 2026, and 2025, there was no significant impact on consolidated results.

Policy Acquisition Costs and Other Operating Costs and Expenses
For the three months ended March 31, 2026, policy acquisition costs and other operating costs and expenses were $92.2 million compared to $87.2 million for the three months ended March 31, 2025, as follows (dollars in thousands):

	Three Months Ended
	March 31,				Change
	2026		2025		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$356,902		$355,721		$1,181	0.3%
Policy acquisition costs and other operating costs and expenses:
Policy acquisition costs	64,473	18.1%	60,574	17.0%	3,899	6.4%
Other operating costs and expenses	27,709	7.7%	26,670	7.5%	1,039	3.9%
Total policy acquisition costs and other operating costs and expenses	$92,182	25.8%	$87,244	24.5%	$4,938	5.7%
For the three months ended March 31, 2026, policy acquisition costs and other operating costs and expenses increased by $4.9 million, compared to the three months ended March 31, 2025, which was the result of an increase in policy acquisition costs of $3.9 million and an increase in other operating costs and expenses of $1.0 million. The total expense ratio was 25.8% for the three months ended March 31, 2026, compared to 24.5% for the three months ended March 31, 2025.
•Policy acquisition costs increased by $3.9 million mainly due to an increased premiums and higher-premium growth outside of Florida, where commissions are greater. For the three months ended March 31, 2026, these costs represented 18.1% of net earned premiums—1.1 point increase—driven by a greater share of premiums from outside Florida and higher reinsurance costs, which reduced net earned premiums compared to the three months ended March 31, 2025. Additionally, accruals for expected increased agent bonus commission in 2026 contributed to higher acquisition costs.
•Other operating costs and expenses increased by $1.0 million primarily due to an increase to the fixed income allowance for credit losses (current expected credit loss (CECL) allowance) and increased operating expenses. The other operating cost and expense ratio was 7.7% for the three months ended March 31, 2026, compared to 7.5% for the three months ended March 31, 2025, reflecting higher reinsurance costs.
Combined Ratio
As a result of the trends discussed above for losses and LAE and policy acquisition costs and other operating costs and expenses, the combined ratio for the three months ended March 31, 2026, was 89.7% compared to 95.0% for the three months ended March 31, 2025.
Interest and Amortization of Debt Issuance Costs
Interest and amortization of debt issuance costs were $1.6 million for each of the three months ended March 31, 2026, and 2025.
Income Tax Expense (Benefit)
For the three months ended March 31, 2026, income tax expense was $17.4 million, compared to $14.0 million for the three months ended March 31, 2025. Our effective tax rate (“ETR”) decreased to 24.3% for the three months ended March 31, 2026, compared to 25.3% for the same period last year. See “Item 1—Note 9 (Income Taxes)” for a table of items reconciling statutory rates to the effective rate for 2026, and 2025.
Other Comprehensive Income (Loss)
Other comprehensive loss, net of taxes for the three months ended March 31, 2026, was $8.4 million compared to other comprehensive income of $12.1 million for the three months ended March 31, 2025, reflecting after-tax changes in fair value of available-for-sale debt securities held in our investment portfolio and reclassifications out of accumulated other comprehensive income (loss) for available-for-sale debt securities sold. These results reflect unfavorable shifts in market prices during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. During 2026, maturing debt securities and investment returns were reinvested at market rates amid rising interest rates, which benefited new purchases but lowered fair values, increasing unrealized losses on maturing debt securities. The maturity of the remaining debt securities in an unrealized loss position has also increased during the year. Over time, unrealized losses on debt securities in an unrealized loss position has lessened as the remaining maturity shortens and securities approach their maturity or par value. See the discussion above and “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income (loss), net of taxes for these periods and “Item 1—Note 3 (Investments)” for explanations on changes in investments.

Analysis of Financial Condition—As of March 31, 2026, compared to December 31, 2025
We believe that the cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We invest amounts considered to be in excess of current working capital requirements.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	March 31,	December 31,
Type of Investment	2026	2025
Available-for-sale debt securities	$1,421,952	$1,431,028
Equity securities	98,624	85,420
Other investments, at fair value	10,693	10,693
Investment in real estate, net	5,419	5,463
Total invested assets	$1,536,688	$1,532,604
As of March 31, 2026, total invested assets reached $1.54 billion, up from $1.53 billion at year-end 2025. This growth was mainly due to a $24.0 million increase in equity securities from cash balances and higher net investment income, partially offset by more unrealized losses on debt and equity securities. Available-for-sale debt securities decreased in fair value from $1.43 billion as of December 31, 2025 to $1.42 billion as of March 31, 2026, amid rising interest rates, which benefited new purchases but lowered fair values and increased our allowance for expected credit losses (CECL credit allowance) on available-for-sale debt securities.
Cash and cash equivalents totaled $595.8 million on March 31, 2026, up 45.7% from $408.9 million at December 31, 2025. This increase was due to anticipated reinsurance settlements in early April 2026, $75 million additional deployment from cash balances to the available-for-sale debt securities portfolio in early April and income tax installments due in April. For details, see “—Liquidity and Capital Resources.” Funds are invested short-term until needed for loss payments, reinsurance premiums, operating expenses, or investment deployment.
See “Item 1—Condensed Consolidated Statements of Cash Flows” and “Item 1—Note 3 (Investments)” for explanations on changes in investments.
Prepaid reinsurance premiums are the unearned portion of ceded written premiums, to be recognized over the remaining term of the 2025-2026 reinsurance program (June 1 to May 31). The balance decreased from $291.0 million on December 31, 2025, to $117.0 million at March 31, 2026, reflecting amortization from the 2025-2026 catastrophe reinsurance program during the first quarter of 2026. See “Item 2—Reinsurance Program” for more details.
Reinsurance recoverables are the estimated amount of paid and unpaid losses, LAE, and other expenses that are expected to be recovered from reinsurers. The decrease of $31.0 million to $201.9 million as of March 31, 2026, was primarily due to the settlement and collection of ceded paid losses from Hurricanes Milton and Helene, as well as other prior events collected during 2026 from reinsurers.
Premiums receivable, net represents amounts receivable from policyholders. The increase in premiums receivable, net to $76.0 million as of March 31, 2026, is consistent with premium trends including seasonality and consumer payment behaviors.
Deferred policy acquisition costs (“DPAC”) decreased by $2.4 million to $126.2 million as of March 31, 2026, and is consistent with seasonal written premium trends and changes in commissions paid to agents. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our DPAC.
Deferred income taxes represent the estimated tax asset or tax liability resulting from temporary differences between the tax return basis of certain assets and liabilities and amounts recorded in the financial statements. During the three months ended March 31, 2026, deferred income tax assets increased by $10.2 million to $37.8 million, primarily due to an increase in unrealized losses and a decrease in prepaid reinsurance premiums (ceded unearned premiums). Deferred income taxes reverse in future years as the temporary differences between book and tax reverse.
See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $12.0 million to $668.7 million as of March 31, 2026. Unpaid losses and LAE decreased during the three months ended March 31, 2026, as a result of payment of current and prior year claims including the settlement of Hurricanes Debby, Helene and Milton claims during 2026, along with normal recurring claim activity.
Unearned premiums represent the portion of direct premiums written that will be earned pro-rata in the future. The decrease of $24.9 million from December 31, 2025, to $1.07 billion as of March 31, 2026, reflects our increase in direct premiums written and the seasonality of our business during the year.
Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $25.1 million from December 31, 2025, to $86.9 million as of March 31, 2026, reflects customer payment behavior and the payment behavior of mortgage escrow service providers as well as premium trends.

Reinsurance payable, net, comprises outstanding reinsurance premium installments owed to reinsurers, unpaid reinstatement premiums, and any cash advances received from reinsurers. Our core catastrophe reinsurance program is renewed annually on June 1st, at which time we record the estimated annual cost of the reinsurance program. These estimates are subsequently adjusted throughout the year based on premium modifications or new placements. The annual cost initially increases the reinsurance payable balance, which is then reduced as installment payments are made over the reinsurance policy period, typically spanning June 1st to May 31st. As of March 31, 2026, the balance decreased by $121.5 million to $135.8 million following payment of the January installment for the 2025-26 reinsurance program effective June 1, 2025. The final installment is scheduled for April 2026. Further information regarding the timing of reinsurance premium installment payments can be found under “—Liquidity and Capital Resources.”
Income taxes payable represent the amounts due to taxing jurisdictions within one year and arise when current income tax liabilities exceed tax payments. As of March 31, 2026, income taxes payable was $53.6 million, compared to $28.6 million as of December 31, 2025.
Commission payable represents amounts due to agents on renewal and new policies written and estimated bonus commissions. Commission payable increased by $2.0 million to $28.3 million as of March 31, 2026, primarily driven by seasonality in direct premiums written since year end.
Other liabilities and accrued expenses increased by $2.4 million to $44.0 million as of March 31, 2026, primarily driven by an increase in accrued policy costs and general expenses.
See “—Liquidity and Capital Resources” for more information about the changes in additional paid-in capital during 2026.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short- and long-term obligations. Funds generated from operations have been sufficient and we expect them to be sufficient to meet our current and long-term liquidity requirements.
The balance of cash and cash equivalents, excluding restricted cash, as of March 31, 2026, was $595.8 million, compared to $408.9 million at December 31, 2025. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between March 31, 2026, and December 31, 2025. This increase is largely attributable to cash flows from operating activities offset by cash used in investing and financing activities. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF reimbursement premiums are paid in three installments on August 1st, October 1st and December 1st, and third-party reinsurance premiums are generally paid in four installments on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. See “Item 1—Note 12 (Commitments and Contingencies)” and additional discussion below under the caption “—Material Cash Requirements” for more information.
The balance of restricted cash and cash equivalents as of March 31, 2026, and December 31, 2025, represents cash equivalents on deposit with certain regulatory agencies in the various states in which our Insurance Entities do business. In addition, restricted cash may include cash held in trust to collateralize certain policy obligations of our captive reinsurance arrangement. See “Item 1-Note 14 (Variable Interest Entities)”. Restricted cash and cash equivalents were $2.6 million as of March 31, 2026, and $69.0 million on December 31, 2025.
Liquidity is required at the holding company to cover the payment of holding company general operating expenses, provide for contingencies if needed, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of our tax obligations to taxing authorities, settlement of taxes between subsidiaries in accordance with our tax sharing agreement, capital contributions to subsidiaries or surplus note contributions to the Insurance Entities, if needed, and interest and principal payments on outstanding debt obligations of the holding company. Effective in 2021 for UPCIC and 2022 for APPCIC, the holding company has put in place an ongoing surplus note arrangement with the Insurance Entities, which has been approved by FLOIR as the Insurance Entities’ domestic regulator. Surplus notes are unsecured debt issued by the Insurance Entities that are subordinated to all claims by policyholders and creditors, with interest and principal payments on the surplus notes to the holding company being made only upon the FLOIR’s express approval. Surplus notes are considered bonds in function and payout structure, but are accounted for as equity in the statutory reporting of the Insurance Entities. The holding company has outstanding with the Insurance Entities $190.8 million in surplus notes and accrued interest as of March 31, 2026. Under the terms of the surplus notes, interest accrues at a variable rate which resets annually (currently 10.93% for 2026) on the outstanding surplus note balances and if approved by FLOIR, is payable annually to the holding company. The declaration and payment of future dividends to our shareholders, and any future repurchases of our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. New regulations or changes to existing regulations or their interpretations imposed on the Company and its affiliates may also impact the availability, amount and timing of future dividend payments to the parent. Principal sources of liquidity for the holding company include dividends paid by our service entities generated from income earned on fees paid by the Insurance Entities to affiliated companies for general agency, inspections and claims adjusting services. Dividends are also paid from income earned from brokerage commissions paid by third-party reinsurers earned on reinsurance contracts placed by our wholly-owned subsidiary, Blue Atlantic Reinsurance Corporation, and policy fees charged to policyholders. We also maintain high quality investments in our portfolio as a source of liquidity along with ongoing interest and dividend income earned from those investments. As discussed in “Item 1—Note 5 (Insurance Operations)”, there are limitations on the dividends the Insurance Entities may pay to their immediate parent company, Protection Solutions, Inc. (“PSI,” formerly known as Universal Insurance Holding Company of Florida).
The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions as referenced below and in “Item 1—Note 5 (Insurance Operations).” Dividends from the Insurance Entities can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by the Insurance Entities to PSI, without prior approval (an “ordinary dividend”) is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. No dividends were paid to PSI by the Insurance Entities during the three months ended March 31, 2026, or the year ended December 31, 2025. As of both dates, UPCIC did not meet the threshold for capacity to pay ordinary dividends; APPCIC met the regulatory threshold but did not declare or pay any dividend.

On November 23, 2021, we issued $100 million of 5.625% Senior Unsecured Notes due 2026. We used the net proceeds to support the Insurance Entities’ statutory capital requirements and for general corporate purposes. If necessary, the Company also has amounts available under our unsecured revolving loan as discussed in “Item 1—Note 7 (Debt).” During 2026, we plan to repay the maturing debt with new senior unsecured notes or available cash.
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
Our insurance operations provide liquidity as premiums are generally received months or even years before potential losses are paid under the policies written. In the event of catastrophic events, many of our reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to us, thereby providing liquidity, which we utilize in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale. The average credit rating on our available-for-sale securities was A+ as of March 31, 2026, and December 31, 2025. Credit ratings are a measure of collection risk on invested assets. Credit ratings are provided by third party nationally recognized rating agencies and are periodically updated. Management establishes guidelines for minimum credit rating and overall credit rating for all investments. The duration of our available-for-sale securities was 3.8 years at March 31, 2026, compared to 3.6 years at December 31, 2025. Duration is a measure of a bond’s sensitivity to interest rate changes and is used by management to limit the potential impact of longer-term investments.
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
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio as of the dates presented (dollars in thousands):

	As of
	March 31,	December 31,
	2026	2025
Stockholders’ equity	$584,744	$551,035
Total debt	100,290	100,481
Total capital resources	$685,034	$651,516

Debt-to-total capital ratio	14.6%	15.4%
Debt-to-equity ratio	17.2%	18.2%

Capital resources, net increased by $33.5 million for the three months ended March 31, 2026, reflecting a net increase in total stockholders’ equity, partially offset by a decline in debt. The change in stockholders’ equity was the result of our net income in the three months ended March 31, 2026, offset by our treasury share purchases and dividends to shareholders. The change in accumulated other comprehensive loss was the result of an increase in unrealized losses in our debt securities portfolio. See the Condensed Consolidated Statements of Stockholders’ Equity and “Item 1—Note 8 (Stockholders’ Equity)” for an explanation of changes in treasury stock. The reduction in debt during 2026 was primarily the result of principal payments on debt of $0.4 million offset by amortization of debt issuance costs of $0.2 million on our 5.625% Senior Unsecured Notes due 2026. See “— Liquidity and Capital Resources” for more information.
Additional paid-in-capital decreased by $0.4 million primarily due to $2.1 million of treasury share repurchases and common stock value acquired and cancelled through withholdings for the intrinsic value and tax liabilities upon exercise of stock options and tax withholdings on performance share units and restricted stock units vested for share-based payment transactions. These were largely offset by the impact of stock options exercises of $0.4 million and share-based compensation expense of $1.3 million for the three months ended March 31, 2026.
The debt-to-total capital ratio is total debt divided by total capital resources, whereas the debt-to-equity ratio is total debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.
Unsecured Revolving Loan
As discussed in “Item 1—Note 7 (Debt),” the Company entered into a committed and unsecured $50.0 million revolving credit line with JP Morgan Chase Bank, N.A. This agreement succeeded the previous $50.0 million revolving credit line with J.P. Morgan Chase, N.A. As of March 31, 2026, the Company has not borrowed any amount under this revolving loan. The Company must pay an annual commitment of 0.50% of the unused portion of the commitment. Borrowings mature on May 29, 2026, 364 days after the inception date and carries an interest rate of prime rate plus a margin of 2.0% on borrowings. The credit line is subject to annual renewals. The credit line contains customary financial and other covenants, with which the Company is in compliance.
Debt
In November 2021, we issued and sold $100 million of 5.625% Senior Unsecured Notes due 2026 (the “Notes”) to certain institutional accredited investors and qualified institutional buyers. The Notes mature on November 30, 2026, at which time the entire $100 million of principal is due and payable. At any time on or after November 30, 2023, the Company may redeem all or part of the Notes. See “Item 1—Note 7 (Debt)” for additional details. As of March 31, 2026, we were in compliance with all applicable covenants.
We plan to repay the maturing Notes with new senior unsecured notes or available cash. There is no guarantee we can refinance on favorable terms or at all. Without refinancing, we may need to use existing liquidity or seek other capital sources, which could raise borrowing costs or limit our flexibility.
We will also continue to evaluate opportunities to access the debt capital markets to raise additional capital. We anticipate any proceeds would be used for general corporate purposes, including investing in the capital and surplus of the Insurance Entities.
In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The outstanding balance on this loan is $0.7 million as of March 31, 2026. The surplus note has a twenty-year term, with quarterly payments of interest based on the 10-year Constant Maturity Treasury Index. As of March 31, 2026, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates. See “Item 1—Note 7 (Debt)” for additional details. At March 31, 2026, UPCIC was in compliance with the terms of the surplus note and with each of the loan’s covenants as implemented by rules promulgated by the SBA. Total adjusted capital and surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.

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

Common Stock Repurchases
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock, and general market conditions. We will fund the share repurchase program with cash from operations. During 2026, there were two authorized repurchase plans in effect:
•On May 1, 2025, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through May 1, 2027 (“The May 2027 Share Repurchase Program”), pursuant to which we have repurchased 6,105 shares of our common stock at an aggregate cost of approximately $0.2 million in the three months ended March 31, 2026. As of March 31, 2026, we have repurchased all authorized common stock under the May 2027 Share Repurchase Program.
•On January 7, 2026, our Board of Directors authorized the repurchase of an additional $20.0 million of our common stock through January 8, 2028 (the “January 2028 Share Repurchase Program”), pursuant to which we have repurchased 203,637 shares of our common stock at an aggregate cost of approximately $6.9 million in the three months ended March 31, 2026. As of March 31, 2026, we have the ability to purchase approximately $13.1 million of our common stock under the January 2028 Share Repurchase Program.
In total, during the three months ended March 31, 2026, we repurchased an aggregate of 209,742 shares of our common stock in the open market at an aggregate purchase price of $7.1 million. See “Part II—Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended March 31, 2026.
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
Cash Dividends
The following table summarizes the dividends declared and paid by the Company during the three months ended March 31, 2026:

2026	Dividend Declared Date	Shareholders Record Date	Dividend Payable Date	Cash Dividend Per Common Share Amount
First Quarter	February 4, 2026	March 6, 2026	March 13, 2026	$0.16

MATERIAL CASH REQUIREMENTS
The following table represents our material cash requirements for which cash flows are fixed or determinable as of March 31, 2026 (in thousands):

	Total	Next 12 Months	Beyond 12 Months
Reinsurance payable and multi-year commitments (1)	$442,882	$257,092	$185,790
Unpaid losses and LAE, direct (2)	668,723	343,724	324,999
Debt (3)	106,372	106,372	—
Total material cash requirements	$1,217,977	$707,188	$510,789
(1)The amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—Note 12 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through March 31, 2026. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from our reinsurance program. See “Item 1—Note 4 (Reinsurance)” and “—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses).”
(3)Debt consists of a Surplus note and 5.625% Senior unsecured notes. See “Item 1—Note 7 (Debt).”
ARRANGEMENTS WITH VARIABLE INTEREST ENTITIES
We entered into a reinsurance captive arrangement with a VIE in the normal course of business, and consolidated the VIE since we are the primary beneficiary.
For a further discussion of our involvement with the VIE, see “Item 1—Note 14 (Variable Interest Entities).”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to Critical Accounting Policies and Estimates previously disclosed in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses due to adverse changes in fair market value of available-for-sale debt securities, equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at fair market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of March 31, 2026, is comprised of available-for-sale debt securities and equity securities, carried at fair market value, which expose the Company to changing market conditions, specifically interest rates and equity price changes.
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
The following tables provide information about our fixed income Financial Instruments as of March 31, 2026, compared to December 31, 2025, which are sensitive to changes in interest rates. The tables present the expected cash flows of Financial Instruments based on years to effective maturity using amortized cost compared to fair market value and the related book yield compared to coupon yield (dollars in thousands):

	March 31, 2026
	2026	2027	2028	2029	2030	Thereafter	Other	Total
Amortized cost	$145,558	$221,973	$153,978	$172,401	$278,420	$495,985	—	$1,468,315
Fair market value	$144,778	$219,988	$152,074	$166,967	$262,422	$475,723	—	$1,421,952
Coupon rate	3.58%	3.26%	4.27%	3.71%	3.19%	4.24%	—	3.77%
Book yield	3.48%	3.63%	3.87%	3.54%	3.22%	4.28%	—	3.77%
* Years to effective maturity - 4.5 years

	December 31, 2025
	2026	2027	2028	2029	2030	Thereafter	Other	Total
Amortized cost	$161,486	$236,488	$160,014	$158,158	$220,390	$527,206	$2,403	$1,466,145
Fair market value	$160,558	$235,232	$158,958	$155,235	$210,711	$507,974	$2,360	$1,431,028
Coupon rate	3.14%	3.17%	3.98%	3.79%	3.31%	4.01%	3.61%	3.64%
Book yield	3.15%	3.59%	3.72%	3.64%	3.24%	4.04%	3.69%	3.67%
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

The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	March 31, 2026		December 31, 2025
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$38,328	38.9%	$37,509	43.9%
Mutual funds and other	60,296	61.1%	47,911	56.1%
Total equity securities	$98,624	100.0%	$85,420	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at March 31, 2026, and December 31, 2025, would have resulted in a decrease of $19.7 million and $17.1 million, respectively, in the fair value of those securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of March 31, 2026, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
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
Legal proceedings are subject to many factors that cannot be predicted with certainty, and the Company may be exposed to losses in excess of any amounts accrued. The Company currently estimates that the reasonably possible losses for legal proceedings, whether in excess of a related accrued liability, including unpaid losses, or where there is no accrued liability, and for which the Company is able to estimate a possible loss, are immaterial. This represents management’s estimate of possible loss with respect to these matters and is based on currently available information. These estimates of possible loss do not represent our maximum loss exposure, and actual results may vary significantly from current estimates.
Item 1A. Risk Factors
Please refer to the risk factors previously disclosed in “Part I, Item 1A—Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases of our common stock during the three months ended March 31, 2026:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
1/1/2026 - 1/31/2026	—	$—	—	—
2/1/2026 - 2/28/2026	—	—	—	—
3/1/2026 - 3/31/2026	209,742	33.98	209,742	382,986
Total	209,742	$33.98	209,742	382,986
(1)The average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated based on a closing price at March 31, 2026, of $34.16 per share.
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.
On May 1, 2025, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock through May 1, 2027 (“The May 2027 Share Repurchase Program”), pursuant to which we have repurchased 6,105 shares of our common stock at an aggregate cost of approximately $0.2 million in the three months ended March 31, 2026. As of March 31, 2026, we have repurchased all common stock under the May 2027 Share Repurchase Program.
On January 7, 2026, our Board of Directors authorized the repurchase of an additional $20.0 million of our common stock through January 8, 2028 (the “January 2028 Share Repurchase Program”). pursuant to which we have repurchased 203,637 shares of our common stock at an aggregate cost of approximately $6.9 million in the three months ended March 31, 2026. As of March 31, 2026, we have the ability to purchase approximately $13.1 million of our common stock under the January 2028 Share Repurchase Program.
Item 5. Other Information
During the three months ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

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

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: April 29, 2026	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer

Date: April 29, 2026	/s/ Gary Lloyd Ropiecki
Gary Lloyd Ropiecki, Principal Accounting Officer