Form 10-Q
period 2026-06-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2026-07-30
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,830,355 shares of common stock, par value $0.01 per share, outstanding on July 27, 2026.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida

RESULTS OF REVIEW OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly owned subsidiaries (the “Company”) as of June 30, 2026 and the related condensed consolidated statements of income, comprehensive income and stockholders’ equity for the three-month and six-month periods ended June 30, 2026 and 2025, and the related condensed consolidated statement of cash flows for the six-month periods ended June 30, 2026 and 2025. Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of Universal Insurance Holdings, Inc. as of December 31, 2025 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 27, 2026. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
July 30, 2026

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of
	June 30,	December 31,
	2026	2025
ASSETS	(unaudited)
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $881 and $631 (amortized cost: $1,553,900 and $1,466,145)	$1,506,146	$1,431,028
Equity securities, at fair value (cost: $113,037 and $87,326)	111,829	85,420
Other investments, at fair value (cost: $5,000 and $5,000)	11,155	10,693
Investment real estate, net	5,367	5,463
Total invested assets	1,634,497	1,532,604
Cash and cash equivalents	532,160	408,868
Restricted cash and cash equivalents	68,635	68,970
Prepaid reinsurance premiums	562,104	291,031
Reinsurance recoverables	176,889	232,918
Premiums receivable, net	85,537	75,721
Property and equipment, net	48,640	49,349
Deferred policy acquisition costs	135,222	128,564
Income taxes recoverable	16,407	—
Deferred income tax asset, net	14,238	27,658
Other assets	31,835	24,012
Total assets	$3,306,164	$2,839,695
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$633,613	$680,712
Unearned premiums	1,143,593	1,091,959
Advance premium	84,860	61,847
Reinsurance payable, net	627,776	257,242
Commission payable	33,379	26,307
Income taxes payable	—	28,554
Other liabilities and accrued expenses	47,936	41,558
Debt, net of issuance costs	97,852	100,481
Total liabilities	2,669,009	2,288,660

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $0.01 par value	—	—
Authorized shares - 1,000; 10 issued and 10 outstanding
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $0.01 par value	483	482
Authorized shares - 55,000; 48,388 and 48,234 issued, 27,830 and 28,008 outstanding, respectively
Treasury shares, at cost - 20,558 and 20,226, respectively	(316,751)	(305,064)
Additional paid-in capital	127,300	124,319
Accumulated other comprehensive income (loss), net of taxes	(35,520)	(26,151)
Retained earnings	861,643	757,449
Total stockholders’ equity	637,155	551,035
Total liabilities and stockholders’ equity	$3,306,164	$2,839,695

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES
Direct premiums written	$621,314	$596,720	$1,127,861	$1,063,798
Change in unearned premiums	(76,508)	(73,295)	(51,634)	(27,116)
Direct premiums earned	544,806	523,425	1,076,227	1,036,682
Ceded premiums earned	(167,533)	(163,232)	(342,052)	(320,768)
Premiums earned, net	377,273	360,193	734,175	715,914
Net investment income	20,213	17,258	39,700	33,318
Net realized gains (losses) on investments	1,257	5,280	1,991	5,266
Net change in unrealized gains (losses) on investments	6,400	(6,061)	1,069	(6,051)
Commission revenue	13,780	15,854	28,511	32,129
Policy fees	6,039	5,603	11,021	10,096
Other revenue	2,071	2,014	4,131	4,336
Total revenues	427,033	400,141	820,598	795,008
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	244,562	260,305	472,658	510,860
Policy acquisition costs	68,067	61,878	132,540	122,452
Other operating costs and expenses	32,794	29,964	60,503	56,634
Total operating costs and expenses	345,423	352,147	665,701	689,946
Interest and amortization of debt issuance costs	1,995	1,608	3,590	3,220
INCOME (LOSS) BEFORE INCOME TAXES	79,615	46,386	151,307	101,842
Income tax expense (benefit)	20,427	11,293	37,828	25,310
NET INCOME (LOSS)	$59,188	$35,093	$113,479	$76,532
Basic earnings (loss) per common share	$2.14	$1.25	$4.11	$2.73
Weighted average common shares outstanding - Basic	27,618	27,972	27,588	28,066
Diluted earnings (loss) per common share	$2.04	$1.21	$3.93	$2.64
Weighted average common shares outstanding - Diluted	29,043	29,072	28,901	28,977
Cash dividend declared per common share	$0.16	$0.16	$0.32	$0.32
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$59,188	$35,093	$113,479	$76,532
Other comprehensive income (loss), net of taxes	(1,004)	10,290	(9,369)	22,384
Comprehensive income (loss)	$58,184	$45,383	$104,110	$98,916

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED June 30, 2026 AND 2025 (unaudited)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2025	(20,226)		48,234	10	$482	$—	$124,319	$757,449	$(26,151)	$(305,064)	$551,035
Vesting of performance share units	(21)	(a)	75	—	1	—	(1)	—	—	(637)	(637)
Vesting of restricted stock units	(31)	(a)	82	—	1	—	(1)	—	—	(1,041)	(1,041)
Stock option exercises	(12)	(a)	14	—	—	—	377	—	—	(413)	(36)
Retirement of treasury shares	64	(a)	(64)	—	(1)	—	(2,090)	—	—	2,091	—
Purchases of treasury stock	(210)		—	—	—	—	—	—	—	(7,149)	(7,149)
Share-based compensation	—		—	—	—	—	1,306	—	—	—	1,306
Net income (loss)	—		—	—	—	—	—	54,291	—	—	54,291
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	(8,365)	—	(8,365)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,660)	—	—	(4,660)
Balance, March 31, 2026	(20,436)		48,341	10	$483	$—	$123,910	$807,080	$(34,516)	$(312,213)	$584,744
Grant of restricted stock awards	—		31	—	—	—	—	—	—	—	—
Stock option exercises	(58)	(a)	74	—	—	—	2,798	—	—	(3,052)	(254)
Retirement of treasury shares	58	(a)	(58)	—	—	—	(3,052)	—	—	3,052	—
Purchases of treasury stock	(122)		—	—	—	—	—	—	—	(4,538)	(4,538)
Share-based compensation	—		—	—	—	—	3,644	—	—	—	3,644
Net income (loss)	—		—	—	—	—	—	59,188	—	—	59,188
Other comprehensive loss, net of taxes	—		—	—	—	—	—	—	(1,004)	—	(1,004)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,625)	—	—	(4,625)
Balance, June 30, 2026	(20,558)		48,388	10	$483	$—	$127,300	$861,643	$(35,520)	$(316,751)	$637,155

(a)
All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of stock options exercised, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2024	(19,382)		47,478	10	$475	$—	$121,781	$596,853	$(63,166)	$(282,693)	$373,250
Vesting of performance share units	(40)	(a)	102	—	1	—	(1)	—	—	(806)	(806)
Vesting of restricted stock units	(20)	(a)	52	—	1	—	(1)	—	—	(461)	(461)
Retirement of treasury shares	60	(a)	(60)	—	(1)	—	(1,266)	—	—	1,267	—
Share-based compensation	—		—	—	—	—	1,362	—	—	—	1,362
Net income (loss)	—		—	—	—	—	—	41,439	—	—	41,439
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	12,094	—	12,094
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,491)	—	—	(4,491)
Balance, March 31, 2025	(19,382)		47,572	10	$476	$—	$121,875	$633,801	$(51,072)	$(282,693)	$422,387
Grant of restricted stock awards			22	—		—		—	—	—	—
Stock option exercises	(15)	(a)	17	—	—	—	381	—	—	(404)	(23)
Retirement of treasury shares	15	(a)	(15)	—	—	—	(404)	—	—	404	—
Purchases of treasury stock	(287)		—	—	—	—	—	—	—	(7,427)	(7,427)
Share-based compensation	—		—	—	—	—	2,067	—	—	—	2,067
Net income (loss)	—		—	—	—	—	—	35,093	—	—	35,093
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	10,290	—	10,290
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,579)	—	—	(4,579)
Balance, June 30, 2025	(19,669)		47,596	10	$476	$—	$123,919	$664,315	$(40,782)	$(290,120)	$457,808

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

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$255,899	$292,992
Cash flows from investing activities:
Proceeds from sale of property and equipment	52	12
Purchases of property and equipment	(2,482)	(2,204)
Purchases of equity securities	(60,581)	(18,431)
Purchases of available-for-sale debt securities	(271,990)	(210,052)
Proceeds from sales of equity securities	37,495	3,446
Proceeds from sales of available-for-sale debt securities	88,519	25,476
Proceeds from sale of private equity limited partnership	—	11,463
Maturities of available-for-sale debt securities	102,291	89,778
Net cash provided by (used in) investing activities	(106,696)	(100,512)
Cash flows from financing activities:
Debt issuance costs paid	(2,536)	—
Preferred stock dividend	(5)	(5)
Common stock dividend	(9,315)	(9,356)
Purchases of treasury stock inclusive of excise taxes paid	(11,687)	(7,427)
Payments related to tax withholding for share-based compensation	(1,967)	(1,290)
Repayment of debt	(100,736)	(735)
Proceeds from issuance of long-term debt	100,000	—
Net cash provided by (used in) financing activities	(26,246)	(18,813)
Cash and cash equivalents and restricted cash and cash equivalents:
Net increase (decrease) during the period	122,957	173,667
Balance, beginning of period	477,838	262,076
Balance, end of period	$600,795	$435,743
The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$532,160	$408,868
Restricted cash and cash equivalents (1)	68,635	68,970
Total cash and cash equivalents and restricted cash and cash equivalents	$600,795	$477,838
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

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution, and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC,” and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance offered in 19 states as of June 30, 2026, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
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
Certain prior period amounts are reclassified whenever necessary to conform to the current period presentation.
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
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2025.

NOTE 3 - INVESTMENTS
Available-for-Sale Securities
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	June 30, 2026
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$30,555	$—	$40	$(466)	$30,129
Corporate bonds	981,860	(879)	2,525	(27,597)	955,909
Mortgage-backed and asset-backed securities	530,106	(1)	1,652	(22,322)	509,435
Municipal bonds	11,379	(1)	—	(705)	10,673
Total	$1,553,900	$(881)	$4,217	$(51,090)	$1,506,146

	December 31, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$28,560	$—	$248	$(243)	$28,565
Corporate bonds	962,761	(568)	7,860	(24,730)	945,323
Mortgage-backed and asset-backed securities	452,405	—	3,726	(20,370)	435,761
Municipal bonds	15,157	(1)	11	(897)	14,270
Redeemable preferred stock	7,262	(62)	48	(139)	7,109
Total	$1,466,145	$(631)	$11,893	$(46,379)	$1,431,028
The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	June 30, 2026		December 31, 2025
Average Credit Ratings	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
AAA	$496,769	32.9%	$452,520	31.6%
AA	261,456	17.4%	238,705	16.7%
A	417,091	27.7%	431,545	30.2%
BBB	301,084	20.0%	298,976	20.9%
No Rating Available	29,746	2.0%	9,282	0.6%
Total	$1,506,146	100.0%	$1,431,028	100.0%
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

The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:
Agency	$267,310	$251,676	$248,661	$235,255
Non-agency	81,827	77,767	64,301	60,580
Asset-backed securities:
Auto loan receivables	80,095	80,148	60,011	60,626
Credit card receivables	5,461	5,478	5,437	5,514
Other receivables	95,413	94,366	73,995	73,786
Total	$530,106	$509,435	$452,405	$435,761
The following tables summarize available-for-sale debt securities, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	June 30, 2026
	Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	$23,573	$(219)	$1,727	$(248)
Corporate bonds	98,122	(1,411)	193,871	(13,390)
Mortgage-backed and asset-backed securities	210,527	(1,888)	142,809	(20,412)
Municipal bonds	2,381	(43)	6,000	(527)
Total	$334,603	$(3,561)	$344,407	$(34,577)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	$2,585	$(4)	$1,735	$(239)
Corporate bonds	27,363	(103)	223,610	(13,306)
Mortgage-backed and asset-backed securities	41,071	(293)	154,470	(20,076)
Municipal bonds	1,815	(16)	8,207	(671)
Redeemable preferred stock	—	—	92	(54)
Total	$72,834	$(416)	$388,114	$(34,346)
Unrealized losses on available-for-sale debt securities in the above table as of June 30, 2026, have not been recognized into income as credit losses because the issuers are of high credit quality (investment grade securities), management does not intend to sell nor do they believe it is more likely than not it will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.
The table of expected credit losses below presents the beginning and ending balances, along with the provision for or reversal of credit loss expenses, categorized by security type. This information pertains to available-for-sale debt securities that are in an unrealized loss position, necessitating a credit allowance (in thousands):

	Corporate Bonds	Mortgage-Backed and Asset-Backed Securities	Municipal Bonds	Redeemable Preferred Stock	Total
Balance, December 31, 2024	$894	$—	$3	$121	$1,018
Provision for (or reversal of) credit loss expense	(326)	—	(2)	(59)	(387)
Balance, December 31, 2025	568	—	1	62	631
Provision for (or reversal of) credit loss expense	311	1	—	(62)	250
Balance, June 30, 2026	$879	$1	$1	$—	$881
Refer to “Part II—Item 8—Note 2 (Summary of Significant Accounting Policies)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for details of accounting policies and reporting in the condensed consolidated financial statements associated with available-for-sale debt securities and allowance for credit losses.
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	June 30, 2026
	Amortized Cost	Fair Value
Due in one year or less	$172,864	$171,681
Due after one year through five years	818,401	794,836
Due after five years through ten years	527,320	508,100
Due after ten years	35,315	31,529
Total	$1,553,900	$1,506,146
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
The following table provides certain information related to available-for-sale debt securities and equity securities, during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$85,372	$78,569	$190,810	$115,254
Equity securities	$30,620	$3,446	$37,495	$3,446
Other investments	$—	$11,463	$—	$11,463
Gross realized gains on sale of securities:
Available-for-sale debt securities	$52	$33	$276	$57
Equity securities	$6,152	$984	$7,812	$984
Other investments	$—	$6,669	$—	$6,669
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(807)	$(342)	$(1,595)	$(380)
Equity securities	$(4,140)	$(2,065)	$(4,502)	$(2,065)

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Available-for-sale debt securities	$14,720	$11,615	$28,248	$22,334
Equity securities	1,046	933	1,962	1,729
Cash and cash equivalents (1)	5,088	5,331	10,750	10,453
Other (2)	162	158	333	324
Total investment income	21,016	18,037	41,293	34,840
Less: Investment expenses (3)	(803)	(779)	(1,593)	(1,522)
Net investment income	$20,213	$17,258	$39,700	$33,318

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.
Equity Securities
The following table provides the unrealized gains and (losses) recognized for the periods presented on equity securities still held at the end of the reported period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized gains (losses) recognized during the reported period on equity securities still held at the end of the reported period	$2,259	$(45)	$719	$180
Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2026	2025
Income Producing:
Investment real estate	$7,433	$7,426
Less: Accumulated depreciation	(2,066)	(1,963)
Investment real estate, net	$5,367	$5,463
The following table provides the depreciation expense related to investment real estate for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense on investment real estate	$52	$75	$103	$150
Other Investments
The Company has ownership interests in limited partnerships that are not registered or readily tradable on a securities exchange. These partnerships are with private equity funds managed by general partners who make decisions with regard to financial policies and operations. As such, the Company is not the primary beneficiary and does not consolidate these partnerships.

The fair value of the Company's investments in certain private equity funds is also determined using Net Asset Value (“NAV”). The timing of the delivery of the funds’ financial statements and financial information is on a three-month lag which results in a three-month delay in the recognition of our share of the change in NAV. As this is the best information available, it is used for the estimate of the net asset value as well as the fair value, unless conditions have changed significantly in the economy or securities markets. In such a case, we will adjust our estimate with assistance from the general partner(s).
The fair value of the other investments reported at net asset value consisted of the following as of the date presented (in thousands):

	As of June 30, 2026
	Fair Value (a)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Investments in private equity limited partnerships - Net Asset Value (a)	$11,155	$—	N/A	N/A
Total	$11,155	$—
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

The following table provides the unrealized gains (losses) recognized for the periods presented on investment in private equity limited partnerships still held at the end of the reported period (in thousands):

	Three Months Ended June 30,
	2026	2025
Unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships reported at net asset value still held at the end of reported period	$462	$1
Total unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships still held at the end of the reported period	$462	$1

	Six Months Ended June 30,
	2026	2025
Unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships reported at net asset value still held at the end of reported period	$462	$11
Total unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships still held at the end of the reported period	$462	$11
The unrealized gains (losses) on these investments are recognized in net change in unrealized gains (losses) on investments in the Condensed Consolidated Statements of Income. Certain private equity limited partnership investments reported at fair value were sold during the second quarter of 2025. The Company’s net cumulative contributed capital to private equity limited partnerships reported at net asset value was $5.0 million at June 30, 2026, and December 31, 2025.
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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of June 30, 2026			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services, Inc.	Moody’s Investors Service, Inc.	June 30, 2026	December 31, 2025
Various Lloyd’s of London Syndicates (1)	A+	AA-	N/A	$49,004	$75,742
Florida Hurricane Catastrophe Fund “FHCF” (2)	N/A	N/A	N/A	—	69,734
Markel Bermuda Ltd.	A	A	A	—	38,569
Everest Reinsurance Co	A+	A+	A	—	22,041
Renaissance Reinsurance Ltd.	A+	A+	A	—	20,875
DaVinci Reinsurance Ltd.	A	A+	A	—	18,799
Total (3)				$49,004	$245,760
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
The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended June 30,
	2026			2025
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$621,314	$544,806	$245,769	$596,720	$523,425	$260,953
Ceded	(612,642)	(167,533)	(1,207)	(696,774)	(163,232)	(648)
Net	$8,672	$377,273	$244,562	$(100,054)	$360,193	$260,305

	Six Months Ended June 30,
	2026			2025
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,127,861	$1,076,227	$473,968	$1,063,798	$1,036,682	$510,660
Ceded	(613,125)	(342,052)	(1,310)	(697,075)	(320,768)	200
Net	$514,736	$734,175	$472,658	$366,723	$715,914	$510,860
The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid reinsurance premiums	$562,104	$291,031
Reinsurance recoverable on paid losses and LAE	$22,427	$18,574
Reinsurance recoverable on unpaid losses and LAE	154,462	214,344
Reinsurance recoverable	$176,889	$232,918
NOTE 5 - INSURANCE OPERATIONS
Deferred Policy Acquisition Costs
The Company defers certain costs incurred in connection with written premiums, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
DPAC, beginning of period	$126,159	$115,830	$128,564	$121,178
Capitalized Costs	74,690	70,321	135,697	124,428
Amortization of DPAC	(65,627)	(60,930)	(129,039)	(120,385)
DPAC, end of period	$135,222	$125,221	$135,222	$125,221
Regulatory Requirements and Restrictions
UPCIC and APPCIC (the “Insurance Entities”) are subject to regulations and standards of the Florida Office of Insurance Regulation (“FLOIR”). The Insurance Entities are also subject to regulations and standards of regulatory authorities in other states where they are licensed, although as Florida-domiciled insurers, their principal regulatory authority is the FLOIR. These standards and regulations include a requirement that the Insurance Entities maintain specified levels of statutory capital surplus and restrict the timing and amount of dividends and other distributions that may be paid by the Insurance Entities to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned funds of the regulated insurance company subsidiary and are limited based on the subsidiary insurer’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by the Insurance Entities to their immediate parent company, Protection Solutions, Inc. (“PSI”), without prior regulatory approval is limited by the provisions of the Florida Insurance Code. These dividends are referred to as “ordinary dividends.” However, if the dividend, together with other dividends paid within the preceding 12 months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.
No dividends were paid to PSI by the Insurance Entities during the six months ended June 30, 2026, or the year ended December 31, 2025. As of both dates, UPCIC did not meet the threshold for capacity to pay ordinary dividends; APPCIC met the regulatory threshold but did not declare or pay any dividend.
The Florida Insurance Code requires a residential property insurance company to maintain statutory capital and surplus as to policyholders of at least $15.0 million or ten percent of the insurer’s total liabilities, whichever is greater. The following table presents the unaudited amount of capital and surplus calculated in accordance with statutory accounting principles, which differs from GAAP, and an amount representing ten percent of total liabilities for each of the Insurance Entities as of the dates presented (in thousands):

	June 30, 2026	December 31, 2025
Statutory capital and surplus
UPCIC	$499,686	$475,952
APPCIC	$34,332	$33,142
Ten percent of total liabilities
UPCIC	$186,600	$170,473
APPCIC	$3,092	$2,664
As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement. The Insurance Entities also met the capitalization requirements of the other states in which they are licensed as of June 30, 2026.
The following table summarizes the unaudited combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Combined net income (loss)	$31,834	$55,186	$31,179	$46,944
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
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	June 30, 2026	December 31, 2025
Restricted cash and cash equivalents
Florida	$1,800	$1,800
Georgia	35	35
North Carolina	800	800
Virginia	—	335
Total	$2,635	$2,970

Investments
Hawaii	$—	$2,958
Massachusetts	130	130
South Carolina	137	139
Virginia	332	339
Total	$599	$3,566

NOTE 6 – LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$668,723	$893,677	$680,712	$959,291
Less: Reinsurance recoverables	(182,464)	(433,670)	(214,344)	(561,936)
Net balance at beginning of period	486,259	460,007	466,368	397,355
Incurred related to:
Current year	244,562	260,234	472,658	510,789
Prior years	—	71	—	71
Total incurred	244,562	260,305	472,658	510,860
Paid related to:
Current year	143,386	143,875	232,321	208,310
Prior years	108,284	147,209	227,554	270,677
Total paid	251,670	291,084	459,875	478,987
Net balance at end of period	479,151	429,228	479,151	429,228
Plus: Reinsurance recoverables	154,462	336,627	154,462	336,627
Balance at end of period	$633,613	$765,855	$633,613	$765,855
During the six months ended June 30, 2026, the liability for unpaid losses and loss adjustment expenses, prior to reinsurance, decreased by $47.1 million from $680.7 million as of December 31, 2025, to $633.6 million as of June 30, 2026. The decrease was principally the result of the settlement of Hurricanes Debby, Helene and Milton claims, claims from other prior hurricanes, and claims from prior accident years.
During the three and six months ended June 30, 2026, there was no prior year development, and $71 thousand of prior year development in the three and six months ended June 30, 2025.
NOTE 7 – DEBT
Total debt consists of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2026	2025
Debt, current portion
Surplus note	$367	$1,103
5.625% Senior unsecured notes	—	100,000
Long-Term Debt
7.75% Senior unsecured notes	100,000	—
Total principal amount	100,367	101,103
Less: unamortized debt issuance costs	(2,515)	(622)
Total debt, net	$97,852	$100,481
Surplus Note
On November 9, 2006, UPCIC entered into a $25.0 million surplus note (“Surplus Note”) with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program. The Surplus Note has a 20-year term and accrues interest that adjusts quarterly based on the 10-year Constant Maturity Treasury Index. The Surplus Note carrying amount is included in UPCIC’s statutory capital and surplus. UPCIC was in compliance with the terms of the surplus note as of June 30, 2026.
The Surplus Note bore interest at the effective rate of 3.38% in the six month period ended June 30, 2026, and the effective interest rate of 5.35% for the period ended December 31, 2025, and requires quarterly payments of $367 thousand, plus accrued interest. Any remaining unpaid principal and accrued interest are due at maturity on November 9, 2026.
Senior Unsecured Notes
2026 Notes
On November 23, 2021, the Company issued and sold $100.0 million of 5.625% Senior Unsecured Notes due 2026 (the “2026 Notes”) to certain institutional accredited investors and qualified institutional buyers under Note Purchase Agreements, which contain customary representations, warranties, and covenants. The 2026 Notes were issued in a private placement and later exchanged for registered notes with identical financial terms. The 2026 Notes bore interest at 5.625% per year, were scheduled to mature on November 30, 2026, and were governed by an indenture containing customary covenants and default provisions.
On June 17, 2026, the Company redeemed the full $100.0 million principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. In connection with the redemption, the Company wrote off $295 thousand of unamortized debt issuance costs, which was recognized as a loss on debt extinguishment as part of interest and debt amortization costs in the condensed consolidated statements of income.
2031 Notes
On June 16, 2026, the Company issued $100.0 million of 7.75% Senior Unsecured Notes due June 30, 2031 (the “2031 Notes”). The Company used the net proceeds for general corporate purposes, including to fund the redemption of the 2026 Notes discussed above. Debt issuance costs totaling $2.5 million were capitalized and will be amortized over the term of the 2031 Notes.
The 2031 Notes bear interest at 7.75% per year, subject to adjustment if the rating assigned to the 2031 Notes is downgraded or subsequently upgraded. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, beginning December 30, 2026. The Company may redeem the 2031 Notes, in whole or in part, at specified redemption prices plus accrued and unpaid interest. The 2031 Notes include covenants and default provisions, and as of June 30, 2026, the Company was in compliance with all applicable covenants, including financial covenants.
The 2031 Notes are unsecured senior obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank equally in right of payment to the Unsecured Revolving Facility described below.
Unsecured Revolving Facility
On May 29, 2026, the Company entered into a committed and unsecured $50.0 million revolving credit line with JP Morgan Chase Bank, N.A., which succeeded the prior $50.0 million facility dated May 30, 2025. The credit facility matures on May 28, 2027, 364 days after inception, is subject to annual renewal, and bears interest on outstanding borrowings at the prime rate plus 2.0%. The Company pays an annual commitment fee of 0.375% of the unused portion of the commitment. As of June 30, 2026, there were no outstanding borrowings under the facility, and the Company was in compliance with all applicable financial and other covenants.

Interest Expense
The following table provides interest expense related to debt during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest Expense:
Surplus note	$7	$24	$19	$53
5.625% Senior unsecured notes	1,199	1,407	2,605	2,813
7.75% Senior unsecured notes	323	—	323	—
Non-cash expense (1)	466	177	643	354
Total	$1,995	$1,608	$3,590	$3,220
(1) Represents amortization of debt issuance costs, and 2026 debt issuance cost write-off of $295 thousand.
NOTE 8 – STOCKHOLDERS’ EQUITY
From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares			Average
			Repurchased During the		Aggregate	Price Per	Plan
		Dollar Amount	Six Months Ended June 30,		Purchase	Share	Completed or
Date Authorized	Expiration Date	Authorized	2026	2025	Price	Repurchased	Expired
January 7, 2026	January 8, 2028	$20,000	325,445	—	$11,451	$35.18
May 1, 2025	May 1, 2027	$20,000	6,105	—	$216	$35.31	March 1, 2026
May 1, 2025	May 1, 2027	$20,000	—	180,818	$4,811	$26.61	March 1, 2026
March 11, 2024	March 11, 2026	$20,000	—	106,189	$2,586	$24.35	May 1, 2025
See the “Condensed Consolidated Statements of Stockholders’ Equity” for a roll-forward of treasury shares.
NOTE 9 – INCOME TAXES
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods. The Company assesses its ability to realize the deferred tax assets on a quarterly basis, and it establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. As of June 30, 2026, the Company determined that it did not need a valuation allowance on gross deferred tax assets.

The effective tax rate for the three months ended June 30, 2026, was 25.7% compared with 24.3% for the three months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 was 25.0% compared with 24.9% for the same period last year. The provision for income taxes differed from the statutory rate as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected provision at federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increases (decrease) resulting from:
State income tax, net of federal tax benefit	3.2%	2.6%	2.8%	2.7%
Disallowed compensation	1.5%	0.9%	1.2%	1.2%
Equity compensation shortfall (excess)	(0.2)%	(0.1)%	(0.1)%	(0.1)%
Nondeductible expenses	0.2%	0.1%	0.1%	0.2%
Dividend received deduction	(0.1)%	(0.2)%	(0.1)%	(0.2)%
Other, net	0.1%	—%	0.1%	0.1%
Total	25.7%	24.3%	25.0%	24.9%
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
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings (loss) per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator for EPS:
Net income (loss)	$59,188	$35,093	$113,479	$76,532
Less: Preferred stock dividends	(2)	(2)	(5)	(5)
Income (loss) available to common stockholders	$59,186	$35,091	$113,474	$76,527
Denominator for EPS:
Weighted average common shares outstanding	27,618	27,972	27,588	28,066
Plus: Assumed conversion of share-based compensation (1)	1,400	1,075	1,288	886
Assumed conversion of preferred stock	25	25	25	25
Weighted average diluted common shares outstanding	29,043	29,072	28,901	28,977
Basic earnings (loss) per common share	$2.14	$1.25	$4.11	$2.73
Diluted earnings (loss) per common share	$2.04	$1.21	$3.93	$2.64

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

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended June 30,
	2026			2025
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(2,084)	$(515)	$(1,569)	$13,329	$3,272	$10,057
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	755	190	565	309	76	233
Other comprehensive income (loss)	$(1,329)	$(325)	$(1,004)	$13,638	$3,348	$10,290

	Six Months Ended June 30,
	2026			2025
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(13,709)	$(3,351)	$(10,358)	$29,344	$7,204	$22,140
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	1,319	330	989	323	79	244
Other comprehensive income (loss)	$(12,390)	$(3,021)	$(9,369)	$29,667	$7,283	$22,384
The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income (loss) for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized gains (losses) on available-for-sale debt securities	$(755)	$(309)	$(1,319)	$(323)	Net realized gains (losses) on investments
Related tax (expense) benefit	190	76	330	79	Income tax expense (benefit)
Total reclassification for the period	$(565)	$(233)	$(989)	$(244)	Net of tax
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The Company’s reinsurance commitments generally run from June 1st of the current year to May 31st of the following year. Certain of the Company’s reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1st to May 31st contract period are recorded as “Reinsurance Payable, net” in the Condensed Consolidated Balance Sheets. Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $87.8 million in 2027; and (2) $63.5 million in 2028.
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
The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities:
U.S. government obligations and agencies	$—	$30,129	$—	$30,129
Corporate bonds	—	955,909	—	955,909
Mortgage-backed and asset-backed securities	—	509,435	—	509,435
Municipal bonds	—	10,673	—	10,673
Equity Securities:
Common stock	43,106	—	—	43,106
Mutual funds	68,723	—	—	68,723
Total assets accounted for at fair value	$111,829	$1,506,146	$—	$1,617,975
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as part of:
Other investments				$11,155
Total assets at fair value				$1,629,130

	Fair Value Measurements
	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities:
U.S. government obligations and agencies	$—	$28,565	$—	$28,565
Corporate bonds	—	945,323	—	945,323
Mortgage-backed and asset-backed securities	—	435,761	—	435,761
Municipal bonds	—	14,270	—	14,270
Redeemable preferred stock	—	7,109	—	7,109
Equity Securities:
Common stock	37,509	—	—	37,509
Mutual funds	47,911	—	—	47,911
Total assets accounted for at fair value	$85,420	$1,431,028	$—	$1,516,448
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as part of:
Other investments				$10,693
Total assets at fair value				$1,527,141

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	As of
	June 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities (debt):
Surplus note (1)	$367	$364	$1,103	$1,081
5.625% Senior unsecured notes (2)	—	—	100,000	98,469
7.75% Senior unsecured notes (2)	100,000	101,043	—	—
Total debt	$100,367	$101,407	$101,103	$99,550

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
The Company has used the VIE to provide certain reinsurance coverage to the Insurance Entities (UPCIC and APPCIC). In 2026, the Insurance Entities entered into a reinsurance transaction whereby the VIE provided catastrophe reinsurance protection to the Insurance Entities for the period of June 1, 2026 through May 31, 2027.
The following table presents, on a consolidated basis, the balance sheet classification and exposure of restricted cash held in a reinsurance trust account, which can be used only to settle specific reinsurance obligations of the VIE as of the dates presented (in thousands):

	As of
	June 30, 2026	December 31, 2025
Restricted cash and cash equivalents	$66,000	$66,000

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
Information related to the Company’s products and services and geographical distribution of revenues is disclosed in “—Note 1 (Nature of Operations and Basis of Presentation).”
NOTE 16 – SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date the condensed consolidated financial statements were issued and determined that no subsequent events occurred that require adjustment to, or additional disclosure in, the condensed consolidated financial statements as of June 30, 2026, other than the matter described below.
On July 8, 2026, the Company declared a quarterly cash dividend of $0.16 per share of common stock, payable on August 7, 2026, to shareholders of record on July 31, 2026.

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

OVERVIEW
We are a vertically integrated insurance holding company focused primarily on personal residential homeowners insurance. Our insurance subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and, together with UPCIC, the “Insurance Entities”), write homeowners and related property insurance through appointed independent agents and online distribution channels across 19 states. Our integrated operating model allows us to manage underwriting, product design, distribution, risk management and claims handling through affiliated service companies, which supports consistency in execution and provides additional fee-based revenue streams.
Our results are driven principally by the size, mix and profitability of our insured portfolio; the frequency and severity of weather and non-weather claims; the cost and structure of our catastrophe reinsurance program; investment income; and operating efficiency. Management’s objective is to generate long-term underwriting profitability while maintaining sufficient liquidity and capital to support policyholder obligations, catastrophe exposure and disciplined growth. We evaluate underwriting profitability based on net premiums earned less losses, loss adjustment expenses, policy acquisition costs and other operating costs and expenses.
During 2026, we continued to pursue selective growth in Florida and other states where market conditions have improved or otherwise support attractive risk-adjusted returns. In Florida, legislative reforms enacted in late 2022 have contributed to improved claim and litigation trends on policies issued or renewed after the reforms, supporting our decision to expand new homeowners writings in most territories, introduce new coverage options and adjust rates. Outside Florida, we continued to refine rates, coverage offerings and underwriting criteria in response to inflation, weather risk, reinsurance costs and other market conditions. These actions are intended to support growth while maintaining underwriting discipline and geographic diversification.
Although Florida represented approximately 72.9% of direct premiums written for the six months ended June 30, 2026, it represented approximately 47.1% of total insured value as of June 30, 2026. This difference reflects the higher premium levels associated with Florida’s catastrophe exposure, reinsurance costs and market conditions, while also demonstrating the Company’s continued diversification of insured exposure outside Florida. Management views this diversification as an important component of its long-term strategy to balance growth, underwriting profitability and catastrophe risk across its multi-state homeowners insurance platform.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements, related notes and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2025. This MD&A contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed due to the factors described under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this report.
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
Our ability to write and retain policies is influenced by a range of local, national and global factors. Among these, the amount and types of policies we write depend on the regulatory environments in the states in which the Insurance Entities write policies. In particular, the Florida personal residential insurance market has experienced and continues to experience significant transitions due to a series of law changes passed in December 2022 that were intended to address previous market disruption.
Prior to the law changes, the Florida residential property insurance market suffered from declining availability and increasing premiums among authorized insurers. This was attributable to elevated loss and LAE levels and related impacts on insurers’ operating results and reinsurance pricing and availability. During this period, Citizens, Florida’s statutorily-created insurer that generally is intended to be the state’s market of last resort, instead became a market of choice as authorized insurers limited writings and Citizens’ rate levels were suppressed by statutory limitations on its rate changes.
The overall residential property insurance market in Florida has steadily improved since the reforms were enacted. Even so, the long-term benefits of Florida’s statutory reforms remain unknown and difficult to predict. The Florida political environment, prevailing sentiment among policymakers or the public such as growing concerns with inflation and costs of living, and economic factors beyond insurers’ control may directly or indirectly mitigate the impact of the reforms. These influences can mask the reforms’ benefits or diminish their perceived effectiveness even when the market shows objective signs of improvement through moderating rate levels, increased product availability and competition, and reductions in Citizens’ policy count. Over time, political or external influences attributing broader rising costs or other market conditions to deficiencies in the reforms rather than other causes can result in policymakers questioning the merits of the reforms, considering proposals to reverse them, or pursuing other law changes or interpretations that could negate improvements in the Florida market and renew concerns with rising costs and reduced availability.

Competition
Prior to the 2022 reforms, most residential property insurers in Florida, including the Insurance Entities, sought to limit their exposure to rising losses and LAE. Although the Insurance Entities faced little competition from authorized insurers during this period, the Insurance Entities’ own exposure management considerations led them to limit their new business intake. The Insurance Entities historically have enjoyed a high policyholder retention rate from year to year, both prior to the reforms and currently. Nonetheless, the Company’s limited appetite for new business prior to the reforms led to a decline in its in-force Florida policy count. As other insurers similarly limited their writings during this time, Citizens grew to become the largest insurer of residential property in Florida by a wide margin.
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
Other insurers also are expanding new business writings. Established insurers are increasingly expanding their writings by location and policy type. In addition, approximately 20 new insurers have entered the Florida market in recent years. Unlike the Insurance Entities, some new and established insurers write business predominantly by assuming risks from Citizens. Altogether, increased activity among authorized insurers has led to a decrease in Citizens’ policy count by approximately one million policies since the reforms. The current Florida residential property insurance market therefore is characterized by increased competition among authorized insurers, expanded coverage options for consumers, declining average rate levels and a significantly smaller residual insurance market.
Other states have experienced less disruption than Florida. The Insurance Entities therefore face a high but stable degree of competition when entering and expanding into other states. In these states, the Insurance Entities often compete with national or regional insurers with greater experience in the specific markets. Our growth plan therefore includes developing relationships with the states’ independent agents and gradually expanding our presence as we gain familiarity with new markets. Over time, this has allowed our business outside of Florida to steadily increase as a percentage of our overall business.
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
The Company continues to experience higher costs associated with claims that pre-date the reforms. The remaining pre-reform claims typically are litigated claims that have resisted formal and informal efforts at dispute resolution. Although the number of claims subject to pre-reform laws has declined substantially, some might be resolved only through litigation and therefore might remain pending for months or longer.
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
Other Trends
Economic Conditions
Our business is affected by evolving domestic, national or global economic conditions, including the potential impact from tariffs and other inflationary pressures. Increased labor and materials costs can increase our claims costs. They can also have other direct effects on our business, such as increasing the values of properties we insure and the corresponding premium levels, as well as indirect effects such as offsetting and diminishing the perceived benefits of the statutory reforms. We will continue to monitor our business model and strategy as economic conditions develop.
We also rely on global reinsurance markets to mitigate our exposure under policies we write. The availability and pricing of reinsurance can be influenced by global economic conditions such as inflation. Our ability to purchase desired levels of reinsurance at competitive prices also can be influenced by severe weather in Florida and elsewhere. Florida did not suffer a landfalling hurricane in 2025, which contributed to favorable reinsurance market conditions for the mid-year renewal of our catastrophe reinsurance program. However, the benefit of short-term weather or economic conditions can be tempered by reinsurers’ assessments of past and potential future events.

Artificial Intelligence and Technology Trends
Data analytics, artificial intelligence (“AI”) and other emerging technologies are increasingly affecting the property and casualty insurance industry. Insurers, technology providers, vendors and other market participants continue to invest in tools intended to improve the speed, accuracy and cost-effectiveness of insurance operations. These technologies may create opportunities to improve underwriting and risk selection, claims handling, fraud detection, customer service, operational efficiency and analytical capabilities. In the residential property insurance market, emerging technologies are increasingly used to evaluate property characteristics, model catastrophe and non-catastrophe risk, support inspection and underwriting processes, triage or estimate claims, detect potentially questionable claim activity, and assist with communications. The effective use of these technologies depends on the quality of underlying data, governance structures in place, integration with existing systems, vendor performance and continued human oversight.

The use of AI and other automated technologies is subject to evolving legal and regulatory scrutiny and changing market expectations regarding data privacy, cybersecurity, transparency, governance and compliance with insurance, information security and consumer protection requirements. These requirements may vary by jurisdiction and could affect our ability to implement or expand AI-enabled tools, increase compliance costs, or expose us to regulatory, litigation or reputational risks if such tools are alleged to produce inaccurate, unfair or unexplained outcomes. If we are unable to adopt, implement or manage emerging technologies effectively, or if competitors are able to use them more effectively, we could experience higher operating costs, process inefficiencies, customer or agent service disadvantages, regulatory concerns, reputational harm or other competitive disadvantages. Additionally, because Florida remains our largest market and the domiciliary state of our Insurance Entities, changes in Florida regulatory expectations related to the use of AI or other technologies could have a disproportionate impact on our operations. Conversely, if appropriately implemented and governed, these technologies may support our efforts to improve operational efficiency, strengthen analytical capabilities, enhance customer and agent experiences, and respond to market opportunities and risks.

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
For 2026, the following rate changes for UPCIC have been approved by regulators in states other than Florida:
•Maryland: +4.6%, effective January 6, 2026, for new business and renewal business
•Alabama: +7.9%, effective May 2, 2026, for new business and renewal business
•Georgia: +7.9%, effective May 5, 2026, for new business and renewal business
•Massachusetts: +6.1%, effective May 28, 2026, for new business and renewal business
•North Carolina: +7.5%, effective June 1, 2026, for new business and renewal business
•South Carolina: +6.9%, effective June 10, 2026, for new business and renewal business
•New Jersey: +18.9%, effective July 6, 2026, for new business and renewal business
•Delaware: +9.9%, effective August 13, 2026, for new business and renewal business
•Pennsylvania: +14.9%, effective September 21, 2026, for new business and renewal business
•Illinois: +17.8%, effective October 1, 2026, for new business and renewal business
•Wisconsin: +39.9%, effective October 22, 2026, for new business and renewal business
•Iowa: +9.0%, effective October 24, 2026, for new business and renewal business
The following rate filings are pending approval by state regulators:
•New York: +10.0%, the effective date for new and renewal business is pending approval
•Minnesota: +15.0%, the effective date for new and renewal business is pending approval

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
Expense Ratio (Including Policy Acquisition Cost Ratio and Other Operating Costs and Expenses Ratio) ― calculated as policy acquisition costs and other operating costs and expenses as a percentage of premiums earned, net. Policy acquisition costs and other operating costs and expenses include such items as underwriting costs, facilities, and corporate overhead. The expense ratio, including the sub-expense ratios of policy acquisition cost ratio and other operating costs and expenses ratio, are indicators to management of the Company’s cost efficiency in acquiring and servicing its business and the impact of expense items to overall profitability.
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
REINSURANCE
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events. Developing and implementing our reinsurance strategy to adequately protect our policyholders, balance sheet, and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been our key strategic priority. To limit the Insurance Entities’ potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers and the FHCF. The FLOIR requires the Insurance Entities, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ 2026-2027 catastrophic reinsurance program meets the FLOIR’s requirements, which are based on, among other things, successfully demonstrating cohesive and comprehensive reinsurance coverages that protect the policyholders of our Insurance Entities under a series of stress test catastrophe loss scenarios. Similarly, the Insurance Entities’ 2026-2027 catastrophic reinsurance programs meet the stress test and review requirements of Demotech, Inc., for maintaining Financial Stability Ratings® of “A” (Exceptional) and of Kroll for maintaining insurer financial strength rating of “A-”.
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
Effective June 1, 2026, the Insurance Entities entered into multiple reinsurance agreements comprising our 2026-2027 reinsurance program. See “Item 1—Note 4 (Reinsurance).”
Insurance Entities 2026-2027 All States Reinsurance Program (“All States”)
•First event All States combined retention of $45 million.
•All States first event tower extends to $2.623 billion with no co-participation in any of the layers, no limitation on loss adjustment expenses and no accelerated deposit premiums.

•Assuming a first event completely exhausts the $2.623 billion tower, the second event exhaustion point would be $1.209 billion.
•Full reinstatement is available on $1.098 billion of non-FHCF first event catastrophe coverage for guaranteed second event coverage. For all layers purchased between $45 million and the projected attachment point of the FHCF layer, to the extent that all of our coverage or a portion thereof is exhausted in a catastrophic event and reinstatement premium is due, we have purchased enough reinstatement premium protection (“RPP”) limit to pay the premium necessary for the reinstatement of these coverages or have secured a specific second event contract.
•First event layer of 100% of $66 million in excess of $45 million is established by Universal Insurance Holdings, Inc (“UIH”) in captive insurance arrangement. See “Item 1—Note 14 (Variable Interest Entities).”
•Specific second event private market excess of loss coverage of $66 million in excess of $45 million is sitting behind captive arrangement.
•Specific third and fourth event private market catastrophe excess of loss coverage of $86 million in excess of $25 million provides frequency protection for multiple events during the treaty period including a $20 million reduction in retention for a third and fourth event.
•For the FHCF Reimbursement Contracts effective June 1, 2026, both UPCIC and APPCIC have continued the election of the 90% coverage level. We estimate the total mandatory FHCF layer will provide approximately $1.39 billion of coverage for UPCIC, which inures to the benefit of the open market coverage secured from private reinsurers and we estimate the total mandatory FHCF layer will provide approximately $25.0 million of coverage for APPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.
•To further insulate for future years, UPCIC and APPCIC have secured $352 million of catastrophe capacity with contractually agreed limits that extend coverage to include the 2027-2028 treaty period, of which $277 million of the capacity sits below the FHCF layer.
Reinsurers
The table below provides the A.M. Best and S&P financial strength ratings for each of the largest rated third-party reinsurers in the Insurance Entities’ 2026-2027 reinsurance program:

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

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
Results of Operations for the three months ended June 30, 2026, or second quarter, are compared to the same period last year, unless stated otherwise
Highlights for the three months ended June 30, 2026
•The Company delivered continued top-line growth in 2026, with direct premiums written increasing 4.1% year over year in the second quarter and 6% year to date. Growth was supported by management’s strategy to selectively expand the homeowners insurance book in Florida and other states where market conditions are improving or otherwise attractive, while maintaining underwriting discipline through risk selection, rate adequacy, product design, and targeted marketing initiatives.
•As of June 30, 2026, total policies in force increased 62,028, or 7.1%, to 934,371, compared with June 30, 2025. The increase included 31,722 policies, or 5.7%, in Florida and 30,306 policies, or 9.7%, in other states.
•Net investment income increased $2.96 million, or 17.1%, to $20.2 million in the second quarter of 2026, compared with $17.3 million in the second quarter of 2025, driven by higher book yields and increased invested assets.
•The Insurance Entities secured their combined UPCIC and APPCIC 2026–27 catastrophe reinsurance program to manage catastrophe exposure across their homeowners insurance book and support continued underwriting capacity in Florida and other states. The program maintains continuity with historical reinsurance partners and includes no material changes to key terms or conditions. It provides a combined single-event All States reinsurance tower, including Florida, of $2.623 billion, an increase of approximately $50 million over the expiring program. In the second quarter of 2026, ceded written premium declined 12.1% to $612.6 million, from $696.8 million in the second quarter of 2025, reflecting lower reinsurance costs for June 1, 2026 through May 31, 2027 contract period.
•On June 16, 2026, the Company issued and sold $100.0 million of 7.75% Senior Unsecured Notes due June 30, 2031 (the “2031 Notes”), and used the net proceeds to redeem its $100.0 million of 5.625% Senior Unsecured Notes due November 30, 2026 (the “2026 Notes”). This refinancing extends the Company’s debt maturity profile to 2031, preserves financial flexibility, and supports its capital strategy to maintain liquidity, manage refinancing risk, and fund opportunities in an improving Florida homeowners’ market and across its multi-state platform.
•In connection with its $100.0 million debt financing, KBRA assigned UVE a BBB issuer rating and a BBB long-term credit rating on its 2031 Notes, each with a Stable Outlook. These investment-grade ratings support the Company’s access to capital and reflect an independent assessment of UVE’s financial strength and credit profile. The 2031 Notes rank equally with UVE’s current and future senior unsecured indebtedness and remain structurally subordinated to policyholder obligations and other liabilities of UVE’s subsidiaries.
•On May 29, 2026, the Company entered a committed, unsecured $50.0 million revolving credit facility with JP Morgan Chase Bank, N.A., replacing its prior facility of the same size. The facility has been maintained since 2021 through annual 364-day renewal terms, with each renewal subject to customary annual review and adjustment. The current facility matures on May 28, 2027. The facility supports the Company’s capital strategy by providing committed liquidity and financial flexibility to manage working capital needs, support operating requirements, and pursue strategic opportunities across its homeowner’s insurance platform.
•During the three months ended June 30, 2026, the Company repurchased 121,808 shares for $4.5 million at an average price of $37.19 per share. As of June 30, 2026, $8.6 million remains under the share repurchase plan, which expires January 8, 2028.
•The combined ratio was 91.6% for the three months ended June 30, 2026 and 90.7% year to date, compared with 97.8% for the three months ended 2025 and 96.4% year to date as of June 30, 2025, reflecting operating improvements.
•Book value per share was $22.89 at June 30, 2026, compared to $19.67 at December 31, 2025, an increase of 16.4%.
•On April 10, 2026, the Company declared a quarterly cash dividend of $0.16 per share of common stock, payable on May 15, 2026, to shareholders of record on May 8, 2026.
•Demotech reaffirmed its A rating for UPCIC and APPCIC on June 19, 2026.

Results of Operations for the three months ending June 30, 2026, are compared to the same period last year, unless stated otherwise.
Results of Operations—Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025
For the three months ended June 30, 2026, net income was $59.2 million compared to $35.1 million in 2025, with diluted EPS increasing to $2.04 from $1.21. Growth in premiums earned, net, investment income, and unrealized gains contributed to improved performance. Lower realized gains and commission revenue partially offset these increases. While losses and LAE costs were reduced, these were partially offset by increases in acquisition costs and other operating costs and expenses. The net loss ratio declined to 64.8% from 72.3% in 2025, and the combined ratio was 91.6%, down from 97.8% in 2025. No catastrophe events or prior-year reserve developments occurred in either period. See the “Overview—Trends and Geographical Distribution—Florida Trends” section for more information.
A detailed discussion of our results of operations follows in the table below (in thousands, except per share data).

	Three Months Ended June 30,		Change
	2026	2025	$	%
REVENUES
Direct premiums written	$621,314	$596,720	$24,594	4.1%
Change in unearned premium	(76,508)	(73,295)	(3,213)	4.4%
Direct premium earned	544,806	523,425	21,381	4.1%
Ceded premium earned	(167,533)	(163,232)	(4,301)	2.6%
Premiums earned, net	377,273	360,193	17,080	4.7%
Net investment income	20,213	17,258	2,955	17.1%
Net realized gains (losses) on investments	1,257	5,280	(4,023)	(76.2)%
Net change in unrealized gains (losses) on investments	6,400	(6,061)	12,461	NM
Commission revenue	13,780	15,854	(2,074)	(13.1)%
Policy fees	6,039	5,603	436	7.8%
Other revenue	2,071	2,014	57	2.8%
Total revenues	427,033	400,141	26,892	6.7%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	244,562	260,305	(15,743)	(6.0)%
Policy acquisition costs	68,067	61,878	6,189	10.0%
Other operating costs and expenses	32,794	29,964	2,830	9.4%
Total operating costs and expenses	345,423	352,147	(6,724)	(1.9)%
Interest and amortization of debt issuance costs	1,995	1,608	387	24.1%
INCOME (LOSS) BEFORE INCOME TAXES	79,615	46,386	33,229	71.6%
Income tax expense (benefit)	20,427	11,293	9,134	80.9%
NET INCOME (LOSS)	$59,188	$35,093	$24,095	68.7%
Other comprehensive income (loss), net of taxes	(1,004)	10,290	(11,294)	NM
COMPREHENSIVE INCOME (LOSS)	$58,184	$45,383	$12,801	28.2%
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$2.04	$1.21	$0.83	68.6%
Weighted average diluted common shares outstanding	29,043	29,072	(29)	(0.1)%

NM – Not Meaningful

Premium Revenues
The Company’s 2026 premium growth reflects management’s strategy to expand the homeowner’s insurance book in Florida and other states while responding to market conditions through targeted underwriting, product, rate, and marketing actions. In Florida, the Insurance Entities resumed writing new homeowners and dwelling business in most areas, introduced water damage coverage options, and filed for an overall 5.1% homeowners rate reduction, which helped improve competitiveness and supported new business production. Outside Florida, the Insurance Entities continued to pursue rate increases and refine coverage offerings to address inflation, claim cost trends, reinsurance costs, weather risk, and other market forces. Policies in force, premium in force, and total insured value increased year over year, reflecting organic growth, expanded marketing initiatives, new product offerings, and additional open territories. Management remains focused on disciplined growth, risk selection, geographic diversification, rate adequacy, and product design to support profitable expansion across the Company’s multi-state homeowner’s platform.
For the three months ended June 30, 2026, direct premiums written totaled $621.3 million, representing an increase of $24.6 million or 4.1%. This growth was due to a $21.1 million, or 14.4%, increase from other states and a $3.5 million or 0.8%, increase in Florida compared to the same period in 2025. Direct premiums written have increased in 14 states we operate in since June 30, 2025.
As of June 30, 2026, policies in force rose by 62,028 or 7.1%, premium in force increased by $90.5 million or 4.3%, and total insured value grew by $39.6 billion or 10.5%, compared to June 30, 2025, as noted in the following table (in thousands, except policies in force data):

	June 30,		Change
	2026	2025	$	%
Policies in Force	934,371	872,343	62,028	7.1%

Premiums in Force	$2,204,705	$2,114,219	$90,486	4.3%

Total Insured Value	$416,024,237	$376,427,554	$39,596,683	10.5%
Direct premiums earned increased $21.4 million, or 4.1%, for the three months ended June 30, 2026, compared with the same period in 2025, primarily reflecting the recognition of premiums written over the applicable policy terms. Premiums are generally earned ratably over the policy coverage period, so changes in direct premiums earned reflect policies written in both the current and prior periods as coverage is provided.
Policies in force were 934,371 on June 30, 2026, an increase of 38,444 or 4.3%, from 895,927 on December 31, 2025. As of June 30, 2026, we have policies in 19 states and are authorized to do business in Tennessee with a rate filing underway. Details on recent rate changes impacting premiums are discussed in “Overview—Trends and Geographical Distribution—Florida Trends.”
Reinsurance
Reinsurance is a critical component of the Company’s risk management, capital, and liquidity strategy, particularly for its catastrophe-exposed Florida homeowners business. The Insurance Entities use reinsurance to reduce exposure to hurricanes and other significant insured events, protect statutory capital, support policyholder obligations, and maintain underwriting capacity in Florida and other states. Because reinsurance is integral to managing catastrophe risk, changes in pricing, availability, coverage limits, retention levels, and program structure can materially affect the Company’s results of operations, financial ratios, statutory capital position, and ability to write business. Reinsurance costs are recognized ratably over the annual contract period from June 1 through May 31.
For the three months ended June 30, 2026, ceded premiums earned increased $4.3 million, or 2.6%, compared with the same period in 2025. Ceded earned premiums represented 30.8% of direct earned premiums in 2026, compared with 31.2% in 2025. Second quarter results include ceded premiums earned from the 2025–26 reinsurance program, which concluded on May 31, 2026, as well as the initial ceded premiums earned under the new 2026–27 reinsurance program beginning June 1, 2026.
On June 1, 2026, the Insurance Entities entered into the 2026–27 catastrophic reinsurance program with lower ceded written premium, under which ceded written premium declined 12.1% to $612.6 million from $696.8 million in the prior-year period. Because reinsurance costs are earned ratably over the June 1 through May 31 contract period, the majority of the benefit of the lower-cost 2026–27 reinsurance program is expected to be recognized in ceded premiums earned over future periods.
The 2026–27 reinsurance program provides $2.623 billion of single-event All States catastrophe capacity, including Florida, an increase of approximately $50 million over the 2025–26 treaty period. The program also includes $352 million of forward catastrophe capacity extending into the 2027–28 treaty period, including $277 million below the Florida Hurricane Catastrophe Fund layer. As of June 30, 2026, Florida represented less than 50% of the Company’s total insured value, reflecting management’s strategy to diversify catastrophe exposure by expanding the homeowners insurance book in other states while maintaining underwriting discipline in Florida. The Insurance Entities’ combined $45 million first-event statutory retention remained unchanged from the prior year.

Universal Insurance Holdings, Inc. (“UIH”) established a captive insurance arrangement to assume the first-event layer of $66 million in excess of the Insurance Entities’ $45 million retention as part of the 2026–27 reinsurance program. The captive is consolidated by UIH; therefore, premiums ceded to the captive and related recoveries are eliminated in UIH’s consolidated financial statements. Although the captive arrangement does not result in net ceded premium expense or reinsurance recoveries at the consolidated level, it allows the Company to retain a defined layer of catastrophe risk within the consolidated group. Management believes this structure supports the overall efficiency of the reinsurance program by helping align retained risk with the Company’s capital position, reduce reliance on third-party reinsurance for that layer, and preserve external reinsurance capacity for higher layers of catastrophe protection. See “Item 1—Note 14 (Variable Interest Entities).”
Additional information regarding the Insurance Entities’ 2026–27 reinsurance program is provided in the preceding discussion and in “Item 1—Note 4 (Reinsurance).”
Investment Results
Net investment income was $20.2 million for the three months ended June 30, 2026, compared to $17.3 million for the same period in 2025, an increase of $3.0 million, or 17.1%. The increase was primarily driven by growth in average invested assets and higher average book yields, as operating cash flows and maturities were reinvested into securities with higher yields than the assets they replaced. The benefit was partially offset by lower yields on cash and cash equivalents compared with 2025, although higher cash balances in the 2026 period mitigated a portion of that decline. See “Item 1—Note 3 (Investments)” for additional information regarding investment income.
Net realized gains for the three months ended June 30, 2026 primarily reflected gains from net sales of equity securities. These gains were partially offset by net realized losses from sales of available-for-sale debt securities as the Company repositioned a portion of the fixed-income portfolio into longer-duration securities.
The net change in unrealized gains and losses during the quarter primarily reflected increases in the fair value of equity securities held at June 30, 2026, together with the recognition in earnings of previously unrealized gains or losses on equity securities sold during the period. Changes in the fair value of fixed-maturity securities were primarily affected by interest rate movements, credit spreads, and portfolio duration. See “Analysis of Financial Condition” for additional information regarding changes in total invested assets during 2026.
Commissions, Policy Fees and Other Revenue
Commission revenue is generated when the Company places reinsurance coverage with traditional open-market third-party reinsurers and earns a brokerage commission on those placements. The Company does not earn commission revenue on premiums ceded to the Florida Hurricane Catastrophe Fund because that coverage is provided through a state-sponsored program rather than through open-market reinsurance placements. Commission revenue is recognized ratably over the applicable reinsurance contract period, which generally runs from June 1 through May 31, as the related reinsurance coverage is provided.
For the three months ended June 30, 2026, commission revenue was $13.8 million, compared with $15.9 million for the three months ended June 30, 2025, a decrease of $2.1 million, or 13.1%. The decrease was primarily due to commissions earned in the prior-year period on reinstatement premiums related to Hurricanes Helene and Milton. Reinstatement premiums are additional reinsurance premiums that may be payable after catastrophe losses and are intended to restore or maintain reinsurance coverage under the applicable treaties. Because the Company did not earn comparable reinstatement premium commissions in the 2026 period, commission revenue decreased year over year. Commission revenue also declined modestly due to lower ceded written premium under the 2026–27 reinsurance program, as discussed below, which reduced the premium base on which related reinsurance brokerage commissions are earned.
As discussed above, on June 1, 2026, the Insurance Entities entered into the 2026–27 reinsurance program with lower ceded written premium. Ceded written premium under the program decreased 12.1% year over year, reducing the premium base on which related reinsurance brokerage commissions are earned. As a result, the lower ceded premium volume under the 2026–27 reinsurance program is expected to reduce related commission revenue ratably over the remaining contract period from July 1, 2026 through May 31, 2027.
Policy fee revenue represents managing general agent fees earned in connection with policies written in states where the Company is permitted to charge such fees. Policy fee revenue was $6.0 million for the three months ended June 30, 2026, compared with $5.6 million for the same period in 2025, an increase of $0.4 million, or 7.8%. The increase was primarily driven by policy growth and reflects the geographic mix of policies written in states where such fees are permitted.
Other revenue primarily consists of policy installment fees collected by the Insurance Entities, premium financing revenue, and other revenue sources that are not individually material. Other revenue was $2.1 million for the three months ending June 30, 2026, compared with $2.0 million for the same period in 2025, an increase of $0.1 million, or 2.8%.
Operating Costs and Expenses
Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses, after reinsurance recoveries and subrogation recoveries, were $244.6 million, resulting in a net loss ratio of 64.8%, for the three months ended June 30, 2026, compared to $260.3 million, or a net loss ratio of 72.3%, for the prior-year quarter. The decrease in the net loss ratio was primarily attributable to management’s current accident year loss estimate, the absence of net prior-year reserve development and no catastrophe losses from new catastrophe events during either period.
Management’s current accident year loss estimate reflects the Company’s estimate of ultimate losses for policies earned during the period. The current accident year loss estimate was lower than the comparable prior-year accident year estimate, reflecting approved rate actions, changes in business mix, recent loss experience and the expected continued emergence of benefits from Florida legislative reforms. The estimate also considers the expected geographic mix of business, inflationary trends, claim settlement patterns, loss adjustment expense trends and expected weather activity for the period.
Weather-related loss activity was higher during 2026 than in the prior-year period, which benefited from unusually low weather-related claim frequency and severity. Although weather activity increased, losses remained within the range contemplated in management’s current accident year loss estimate. As a catastrophe-exposed homeowners insurer, the Company’s quarterly underwriting results may vary significantly based on the frequency and severity of hurricanes, tropical storms, convective storms and other weather events, including events that are retained below the Insurance Entities’ catastrophe reinsurance retention or that, in the aggregate, affect period-over-period comparability.
For the three months ended June 30, 2026, there was no net prior-year reserve development on catastrophe or non-catastrophe losses, compared with $71 thousand the same period during 2025. Favorable or unfavorable prior-year reserve development may occur when actual claim settlements, case reserve development, loss adjustment expenses, litigation trends, inflation, building code changes or other loss cost trends differ from the assumptions used in establishing prior-period reserves. The Company has observed improvements in certain Florida loss trends following legislative reforms; however, ultimate losses on claims arising under policies issued before the reforms became effective remain subject to uncertainty.
During 2026, the Company continued to settle catastrophe losses related to Hurricanes Debby, Helene and Milton, which occurred in 2024, as well as hurricanes from prior years. Reinsurance recoveries reduced the Company’s net exposure to losses from these prior hurricane events to amounts within the applicable retention limits.
Legislation enacted in Florida in late 2022 has contributed to lower claim costs as the benefits of the reforms are increasingly reflected in policies issued or renewed after the effective dates of the legislation. The Company expects these benefits to continue to emerge over a multi-year period because certain reforms apply only to policies written or renewed after the applicable effective date. Claims not subject to the full effect of the legislative reforms continue to be adjusted, and the Company may continue to experience loss activity associated with those claims until they are fully resolved.
Losses, net reflect our adjusting company's claim activities within our holding system for the Insurance Entities and reinsurers. The net pre-tax results adjust LAE in addition to what the Insurance Entities incur. Keeping claims and legal operations in-house—especially in Florida’s litigious environment—boosts efficiency and coordination, leading to cost savings after catastrophes. We maintain staffing to manage catastrophe-related claims and litigation; however, these resources offer minimal net benefits during normal operations. Profits from our claim adjusting company reduce consolidated losses and LAE, but for the quarter ended June 30, 2026, and 2025, there was no significant impact on consolidated results.
Policy Acquisition Costs and Other Operating Costs and Expenses
For the three months ended June 30, 2026, policy acquisition costs and other operating costs and expenses were $100.9 million compared to $91.8 million for the three months ended June 30, 2025, as follows (dollars in thousands):

	June 30,				Change
	2026		2025
	$	Ratio	$	Ratio	$	%
Premiums earned, net	$377,273		$360,193		$17,080	4.7%
Policy acquisition costs and other operating costs and expenses:
Policy acquisition costs	68,067	18.1%	61,878	17.2%	6,189	10.0%
Other operating costs and expenses	32,794	8.7%	29,964	8.3%	2,830	9.4%
Total policy acquisition costs and other operating costs and expenses	$100,861	26.8%	$91,842	25.5%	$9,019	9.8%
For the three months ended June 30, 2026, policy acquisition costs and other operating costs and expenses increased by $9.0 million, compared with the same period in 2025, reflecting a $6.2 million increase in policy acquisition costs and a $2.8 million increase in other operating costs and expenses. The total expense ratio was 26.8% for the three months ended June 30, 2026, compared to 25.5% for the same period in 2025. The increase in the expense ratio primarily reflected higher acquisition and operating expenses relative to net earned premiums.
•Policy acquisition costs increased $6.2 million compared with the same period in 2025, primarily due to higher premium volume, which increased agent commissions and other acquisition-related costs. The increase also reflected continued premium growth outside Florida, where agent commission rates are generally higher than in Florida, and higher accruals for expected agent bonus commissions in 2026. Policy acquisition costs represented 18.1% of net earned premiums for the three months ended June 30, 2026, compared with 17.2% for the same period in 2025.
•Other operating costs and expenses increased by $2.8 million compared with the same period in 2025. The increase was primarily attributable to higher general operating expenses and compensation-related costs, including share-based compensation and estimated incentive compensation accruals. Other operating cost and expense ratio represented 8.7% of net earned premiums for the three months ended June 30, 2026, compared with 8.3% for the same period in 2025.
Combined Ratio
As a result of the trends discussed above for net premiums earned, losses and LAE and policy acquisition costs and other operating costs and expenses, the combined ratio for the three months ended June 30, 2026, was 91.6% compared to 97.8% for the three months ended June 30, 2025.
Interest and Amortization of Debt Issuance Costs
Interest and amortization of debt issuance costs were $2.0 million for three months ended June 30, 2026, and $1.6 million for the same period in 2025. The 2026 period included the effect of the June 2026 refinancing of the Company’s senior unsecured notes, including the write-off of $295 thousand in unamortized debt issuance costs associated with the redeemed 2026 Notes. The new 2031 Notes also carry a higher interest rate, which modestly increased interest expense after the debt issuance in June 2026. These increases were offset by lower interest expense earlier in the quarter before the refinancing.
Income Tax Expense (Benefit)
For the three months ended June 30, 2026, income tax expense was $20.4 million, compared with $11.3 million for the three months ended June 30, 2025. The increase was primarily attributable to higher pretax income in the 2026 period. The Company’s effective tax rate (“ETR”) was 25.7% for the three months ended June 30, 2026, compared with 24.3% for the same period in 2025. See “Item 1—Note 9 (Income Taxes)” for a table of items reconciling statutory rates to the effective rate for 2026, and 2025.
Other Comprehensive Income (Loss)
Other comprehensive loss, net of tax, was $1.0 million for the three months ended June 30, 2026, compared with other comprehensive income, net of tax, of $10.3 million for the three months ended June 30, 2025. The change primarily reflected after-tax unrealized losses on available-for-sale debt securities, partially offset by amounts reclassified from accumulated other comprehensive income into earnings upon the sale of available-for-sale debt securities.
Unrealized gains and losses on available-for-sale debt securities are primarily affected by changes in market interest rates, credit spreads, and the remaining duration of the portfolio. During the 2026 period, changes in market prices resulted in lower fair values for certain available-for-sale debt securities. Although higher market interest rates may increase yields on new purchases and reinvested cash flows, they may also reduce the fair value of existing fixed-maturity securities before maturity. Absent credit-related impairment or sales before maturity, unrealized losses on available-for-sale debt securities generally are expected to decline as the securities approach maturity or par value.
See “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information regarding the components of other comprehensive income (loss), net of tax, and “Item 1—Note 3 (Investments)” for additional information regarding the Company’s investment portfolio.

Results of Operations for the six months ending June 30, 2026, are compared to the same period last year, unless stated otherwise.
Results of Operations — Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Net income was $113.5 million for 2026, compared to net income of $76.5 million for 2025. Diluted earnings per share in 2026 were $3.93 compared to $2.64 in 2025. In 2026 there were increases in net premiums earned, investment income, and net change in unrealized gains (losses) on investments. In 2026, the absence of hurricanes contributed to a reduction in losses and loss adjustment expense compared to 2025, when Hurricanes Debby and Helene impacted results. Additionally, in 2026 we had increased acquisition costs attributable to premium growth, as well as higher other operating expenses. The net loss ratio was 64.4% in 2026 compared to 71.4% in 2025, with the combined ratio at 90.7% for 2026 compared to 96.4% for 2025.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Six Months Ended June 30,		Change
	2026	2025	$	%
REVENUES
Direct premiums written	$1,127,861	$1,063,798	$64,063	6.0%
Change in unearned premium	(51,634)	(27,116)	(24,518)	90.4%
Direct premium earned	1,076,227	1,036,682	39,545	3.8%
Ceded premium earned	(342,052)	(320,768)	(21,284)	6.6%
Premiums earned, net	734,175	715,914	18,261	2.6%
Net investment income	39,700	33,318	6,382	19.2%
Net realized gains (losses) on investments	1,991	5,266	(3,275)	(62.2)%
Net change in unrealized gains (losses) on investments	1,069	(6,051)	7,120	NM
Commission revenue	28,511	32,129	(3,618)	(11.3)%
Policy fees	11,021	10,096	925	9.2%
Other revenue	4,131	4,336	(205)	(4.7)%
Total revenues	820,598	795,008	25,590	3.2%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	472,658	510,860	(38,202)	(7.5)%
Policy acquisition costs	132,540	122,452	10,088	8.2%
Other operating expenses	60,503	56,634	3,869	6.8%
Total operating costs and expenses	665,701	689,946	(24,245)	(3.5)%
Interest and amortization of debt issuance costs	3,590	3,220	370	11.5%
INCOME (LOSS) BEFORE INCOME TAXES	151,307	101,842	49,465	48.6%
Income tax expense (benefit)	37,828	25,310	12,518	49.5%
NET INCOME (LOSS)	$113,479	$76,532	$36,947	48.3%
Other comprehensive income (loss), net of taxes	(9,369)	22,384	(31,753)	NM
COMPREHENSIVE INCOME (LOSS)	$104,110	$98,916	$5,194	5.3%
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$3.93	$2.64	$1.29	48.9%
Weighted average diluted common shares outstanding	28,901	28,977	(76)	(0.3)%

NM – Not Meaningful

Premium Revenues
The Company’s 2026 premium growth reflects management’s strategy to expand the homeowner’s insurance book in Florida and other states while responding to market conditions through targeted underwriting, product, rate, and marketing actions. In Florida, the Insurance Entities resumed writing new homeowners and dwelling business in most areas, introduced water damage coverage options, and filed for an overall 5.1% homeowners rate reduction, which improved competitiveness and supported new business production. Outside Florida, the Insurance Entities continued to pursue rate increases and refine coverage offerings to address inflation, claim cost trends, reinsurance costs, weather risk, and other market forces. Policies in force, premium in force, and total insured value increased year over year, reflecting organic growth, expanded marketing initiatives, new product offerings, and additional open territories. Management remains focused on disciplined growth, risk selection, geographic diversification, rate adequacy, and product design to support profitable expansion across the Company’s multi-state homeowner’s platform.
For the six months ended June 30, 2026, direct premiums written totaled $1,127.9 million, representing an increase of $64.1 million or 6.0%. This growth was due to a $43.7 million or 16.2%, increase from other states and a $20.3 million or 2.6% increase in Florida compared to the same period in 2025.
As of June 30, 2026, policies in force rose by 62,028 or 7.1%, premium in force increased by $90.5 million or 4.3%, and total insured value grew by $39.6 billion or 10.5%, compared to June 30, 2025, as noted in the following table (in thousands, except policies in force data):

	June 30,		Change
	2026	2025	$	%
Policies in Force	934,371	872,343	62,028	7.1%

Premiums in Force	$2,204,705	$2,114,219	$90,486	4.3%

Total Insured Value	$416,024,237	$376,427,554	$39,596,683	10.5%
Direct premium earned increased $39.5 million, or 3.8%, for the six months ended June 30, 2026, compared with the same period in 2025, primarily reflecting the recognition of premiums written over the applicable policy terms. Premiums are generally earned ratably over the policy coverage period, so changes in direct premium earned reflect policies written in both the current and prior periods as coverage is provided.
Policies in force were 934,371 on June 30, 2026, an increase of 38,444 or 4.3%, from December 31, 2025.
Direct premiums written have increased in 18 states we operate in since June 30, 2025. As of June 30, 2026, we have policies in 19 states and are authorized to do business in Tennessee with a rate filing underway. Details on recent rate changes impacting premiums are discussed in “Overview—Trends and Geographical Distribution—Florida Trends.”
Reinsurance
Reinsurance is a critical component of the Company’s risk management, capital, and liquidity strategy, particularly for its catastrophe-exposed Florida homeowners business. The Insurance Entities use reinsurance to reduce exposure to hurricanes and other significant insured events, protect statutory capital, support policyholder obligations, and maintain underwriting capacity in Florida and other states. Because reinsurance is integral to managing catastrophe risk, changes in pricing, availability, coverage limits, retention levels, and program structure can materially affect the Company’s results of operations, financial ratios, statutory capital position, and ability to write business. Reinsurance costs are recognized ratably over the annual contract period from June 1 through May 31.
For the six months ended June 30, 2026, ceded premiums earned increased $21.3 million, or 6.6%, compared with the same period in 2025. Ceded earned premiums represented 31.8% of direct earned premiums in 2026, compared with 30.9% in 2025. The six months ended June 30, 2026 results include ceded premiums earned from the 2025–26 reinsurance program, which concluded on May 31, 2026, as well as the initial ceded premiums earned under the new 2026–27 reinsurance program.
On June 1, 2026, the Insurance Entities entered into the 2026–27 catastrophic reinsurance program with lower ceded written premium, under which ceded written premium declined 12.1% to $612.6 million from $696.8 million in the prior-year period. Because reinsurance costs are earned ratably over the June 1 through May 31 contract period, the benefit of the lower-cost 2026–27 program is expected to be recognized in ceded premiums earned over future periods.
The 2026–27 reinsurance program provides $2.623 billion of single-event All States catastrophe capacity, including Florida, an increase of approximately $50 million over the 2025–26 treaty period. The program also includes $352 million of forward catastrophe capacity extending into the 2027–28 treaty period, including $277 million below the Florida Hurricane Catastrophe Fund layer. As of June 30, 2026, Florida represented less than 50% of the Company’s total insured value, reflecting management’s strategy to diversify catastrophe exposure by expanding the homeowners insurance book in other states while maintaining underwriting discipline in Florida. The Insurance Entities’ combined $45 million first-event statutory retention remained unchanged from the prior year.

Universal Insurance Holdings, Inc. (“UIH”) established a captive insurance arrangement to assume the first-event layer of $66 million in excess of the Insurance Entities’ $45 million retention as part of the 2026–27 reinsurance program. The captive is consolidated by UIH; therefore, premiums ceded to the captive and related recoveries are eliminated in UIH’s consolidated financial statements. Although the captive arrangement does not result in net ceded premium expense or reinsurance recoveries at the consolidated level, it allows the Company to retain a defined layer of catastrophe risk within the consolidated group. Management believes this structure supports the overall efficiency of the reinsurance program by helping align retained risk with the Company’s capital position, reduce reliance on third-party reinsurance for that layer, and preserve external reinsurance capacity for higher layers of catastrophe protection. See “Item 1—Note 14 (Variable Interest Entities).”
Additional information regarding the Insurance Entities’ 2026–27 reinsurance program is provided in the preceding discussion and in “Item 1—Note 4 (Reinsurance).”
Investment Results
Net investment income was $39.7 million for the six months ended June 30, 2026, compared to $33.3 million for the same period in 2025, an increase of $6.4 million, or 19.2%. The increase was primarily driven by growth in average invested assets and higher average book yields, as cash flows from operations and maturities were reinvested into securities with higher yields than the assets they replaced. Although yields on cash and cash equivalents were lower during the 2026 period, income from cash and cash equivalents increased overall because average cash balances were higher than in the prior-year period. See “Item 1—Note 3 (Investments)” for additional information regarding investment income.
Net realized gains for the six months ended June 30, 2026 primarily reflected gains from sales of equity securities. These gains were partially offset by realized losses of equity securities and realized losses from sales of fixed-maturity securities as the Company repositioned a portion of the fixed-income portfolio into longer-duration securities.
The net change in unrealized gains and losses primarily reflected increases in the fair value of equity securities, together with the recognition in earnings of previously unrealized gains or losses on equity securities sold during the period. Changes in the fair value of fixed-maturity securities were primarily affected by interest rate movements, credit spreads, and portfolio duration. See “Analysis of Financial Condition” for additional information regarding changes in total invested assets during 2026, as well as “Item 1—Note 3 (Investments).”
Commissions, Policy Fees and Other Revenue
Commission revenue is generated when the Company places reinsurance coverage with traditional open-market third-party reinsurers and earns a brokerage commission on those placements. The Company does not earn commission revenue on premiums ceded to the Florida Hurricane Catastrophe Fund because that coverage is provided through a state-sponsored program rather than through open-market reinsurance placements. Commission revenue is recognized ratably over the applicable reinsurance contract period, which generally runs from June 1 through May 31, as the related reinsurance coverage is provided.
For the six months ended June 30, 2026, commission revenue was $28.5 million, compared with $32.1 million for the six months ended June 30, 2025, a decrease of $3.6 million, or 11.3%. The decrease was primarily due to commissions earned in the prior-year period on reinstatement premiums related to Hurricanes Helene and Milton. Reinstatement premiums are additional reinsurance premiums that may be payable after catastrophe losses and are intended to restore or maintain reinsurance coverage under the applicable treaties. Because the Company did not earn comparable reinstatement premium commissions in the 2026 period, commission revenue decreased year over year. Commission revenue also declined modestly due to lower ceded written premium under the 2026–27 catastrophe reinsurance program, as discussed below, which reduced the premium base on which related reinsurance brokerage commissions are earned.
As discussed above, on June 1, 2026, the Insurance Entities entered into the 2026–27 catastrophe reinsurance program with lower ceded written premium. Ceded written premium under the program decreased 12.1% year over year, reducing the premium base on which related reinsurance brokerage commissions are earned. As a result, the lower ceded premium volume under the 2026–27 program is expected to reduce related commission revenue recognized ratably over the remaining contract period from July 1, 2026 through May 31, 2027 contract period.
Policy fee revenue represents managing general agent fees earned in connection with policies written in states where the Company is permitted to charge such fees. Policy fee revenue was $11.0 million for the six months ended June 30, 2026, compared with $10.1 million for the same period in 2025, an increase of $0.9 million, or 9.2%. The increase was primarily driven by policy growth and the geographic mix of policies written in states where such fees are permitted.
Other revenue primarily consists of policy installment fees collected by the Insurance Entities, premium financing revenue, and other revenue sources that are not individually material. Other revenue was $4.1 million for the six months ended June 30, 2026, compared with $4.3 million for the same period in 2025, a decrease of $0.2 million.
Operating Costs and Expenses
Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses, after reinsurance recoveries and subrogation recoveries, were $472.7 million, resulting in a net loss ratio of 64.4%, for the six months ended June 30, 2026, compared to $510.9 million, or a net loss ratio of 71.4%, for the prior-year period. The decrease in the net loss ratio was primarily attributable to management’s current accident year loss estimate, the absence of net prior-year reserve development and no catastrophe losses from new catastrophe events during either period.
Management’s current accident year loss estimate reflects the Company’s estimate of ultimate losses for policies earned during the period. The current accident year loss estimate was lower than the comparable prior-year accident year estimate, reflecting approved rate actions, changes in business mix, recent loss experience and the expected continued emergence of benefits from Florida legislative reforms. The estimate also considers the expected geographic mix of business, inflationary trends, claim settlement patterns, loss adjustment expense trends and expected weather activity for the period.
Weather-related loss activity was higher during 2026 than in the prior-year period, which benefited from unusually low weather-related claim frequency and severity. Although weather activity increased, losses remained within the range contemplated in management’s current accident year loss estimate. As a catastrophe-exposed homeowners insurer, the Company’s quarterly underwriting results may vary significantly based on the frequency and severity of hurricanes, tropical storms, convective storms and other weather events, including events that are retained below the Insurance Entities’ catastrophe reinsurance retention or that, in the aggregate, affect period-over-period comparability.
For the six months ended June 30, 2026, there was no net prior-year reserve development on catastrophe or non-catastrophe losses, compared with $71 thousand during the same period in 2025. Favorable or unfavorable prior-year reserve development may occur when actual claim settlements, case reserve development, loss adjustment expenses, litigation trends, inflation, building code changes or other loss cost trends differ from the assumptions used in establishing prior-period reserves. The Company has observed improvements in certain Florida loss trends following legislative reforms; however, ultimate losses on claims arising under policies issued before the reforms became effective remain subject to uncertainty.
During 2026, the Company continued to settle catastrophe losses related to Hurricanes Debby, Helene and Milton, which occurred in 2024, as well as hurricanes from prior years. Reinsurance recoveries reduced the Company’s net exposure to losses from these prior hurricane events to amounts within the applicable retention limits.
Legislation enacted in Florida in late 2022 has contributed to lower claim costs as the benefits of the reforms are increasingly reflected in policies issued or renewed after the effective dates of the legislation. The Company expects these benefits to continue to emerge over a multi-year period because certain reforms apply only to policies written or renewed after the applicable effective date. Claims not subject to the full effect of the legislative reforms continue to be adjusted, and the Company may continue to experience loss activity associated with those claims until they are fully resolved.
Losses, net reflect our adjusting company's claim activities within our holding system for the Insurance Entities and reinsurers. The net pre-tax results adjust LAE in addition to what the Insurance Entities incur. Keeping claims and legal operations in-house—especially in Florida’s litigious environment—boosts efficiency and coordination, leading to cost savings after catastrophes. We maintain staffing to manage catastrophe-related claims and litigation; however, these resources offer minimal net benefits during normal operations. Profits from our claim adjusting company reduce consolidated losses and LAE, but for the six months ended June 30, 2026, and 2025, there was no significant impact on consolidated results.
Policy Acquisition Costs and Other Operating Costs and Expenses
For 2026, policy acquisition costs and other operating expenses were $193.0 million compared to $179.1 million during 2025, as follows (dollars in thousands):

	Six Months Ended
	June 30,				Change
	2026		2025
	$	Ratio	$	Ratio	$	%
Premiums earned, net	$734,175		$715,914		$18,261	2.6%
Policy acquisition costs and other operating expenses:
Policy acquisition costs	132,540	18.1%	122,452	17.1%	10,088	8.2%
Other operating expenses	60,503	8.2%	56,634	7.9%	3,869	6.8%
Total policy acquisition costs and other operating expenses	$193,043	26.3%	$179,086	25.0%	$13,957	7.8%

For 2026, policy acquisition costs and other operating expenses increased by $14.0 million compared with 2025, reflecting a $10.1 million increase in policy acquisition costs and a $3.9 million increase in other operating costs and expenses. The total policy acquisition costs and other operating expense ratio was 26.3% for 2026 compared with 25.0% for 2025.
•Policy acquisition costs increased $10.1 million compared with 2025, primarily due to higher policy volume which increased commissions earned by agents and other acquisition-related costs. The increase also reflected continued

premium growth outside Florida, where agent commission rates are generally higher than in Florida, as well as higher accruals for expected agent bonus commissions in 2026.
•Other operating costs and expenses increased $3.9 million compared with 2025. The increase was primarily attributable to higher general operating expenses and compensation-related costs, including stock-based compensation and estimated incentive compensation accruals, partially offset by lower salary expense. Other operating costs and expenses represented 8.2% of net earned premiums for the six months ended June 30, 2026, compared with 7.9%% for the same period in 2025.
Combined Ratio
As a result of the trends discussed above for losses and LAE and policy acquisition costs and other costs and operating expenses, the combined ratio for 2026 was 90.7% compared to 96.4% for 2025.
Interest and Amortization of Debt Issuance Costs
Interest and amortization of debt issuance costs were $3.6 million and $3.2 million for the six months ended June 30, 2026 and 2025, respectively. The increase primarily reflected the June 2026 refinancing of the Company’s senior unsecured notes, including the write-off of unamortized debt issuance costs associated with the redeemed 5.625% Senior Unsecured Notes due 2026. The new 7.75% Senior Unsecured Notes due 2031 also carry a higher interest rate, which modestly increased interest expense for the period after the debt issuance in June 2026.
Income Tax Expense (Benefit)
For the six months ended June 30, 2026, income tax expense was $37.8 million, compared with $25.3 million for the six month ended June 30, 2025. The increase was primarily attributable to higher pretax income in the 2026 period. The Company’s effective tax rate (“ETR”) was 25.0% for the six months ended June 30, 2026, as compared with 24.9% for the same period in 2025. See “Item 1—Note 9 (Income Taxes)” for a table of items reconciling statutory rates to the effective rate for six months ended June 30, 2026 and 2025.
Other Comprehensive Income (Loss)
Other comprehensive loss, net of tax, was $9.4 million for the six months ended June 30, 2026, compared with other comprehensive income, net of tax, of $22.4 million for the six months ended June 30, 2025. The change primarily reflected after-tax unrealized losses on available-for-sale debt securities, partially offset by amounts reclassified from accumulated other comprehensive income into earnings upon the sale of available-for-sale debt securities.
Unrealized gains and losses on available-for-sale debt securities are primarily affected by changes in market interest rates, credit spreads, and the remaining duration of the portfolio. During the 2026 period, changes in market prices resulted in lower fair values for certain available-for-sale debt securities. Although higher market interest rates may increase yields on new purchases and reinvested cash flows, they may also reduce the fair value of existing fixed-maturity securities before maturity. Absent credit-related impairment or sales before maturity, unrealized losses on available-for-sale debt securities generally are expected to decline as the securities approach maturity or par value.
See “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information regarding the components of other comprehensive income (loss), net of tax, and “Item 1—Note 3 (Investments)” for additional information regarding the Company’s investment portfolio.

Analysis of Financial Condition—As of June 30, 2026, compared to December 31, 2025
See “Item 1—Notes to Condensed Consolidated Financial Statements,” including “Note 3 (Investments)”, “Note 4 (Reinsurance)”, “Note 5 (Insurance Operations)”, “Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)”, “Note 7 (Debt)”, “Note 8 (Stockholders’ Equity)”, and “Note 9 (Income Taxes)”, for additional information regarding the balances discussed below.
Based on current expectations, we believe that cash flows from operations, together with available cash and invested assets, will be sufficient to meet our anticipated operating, working capital, debt service, regulatory capital and other liquidity requirements for at least the next twelve months. Our liquidity needs may vary based on the timing and severity of claim payments, catastrophe activity, reinsurance recoveries, reinsurance premium payments, statutory capital requirements, and other operating and financing activities. We invest funds not required for near-term operating, claim payment or regulatory needs in accordance with our investment policy, with an emphasis on liquidity, preservation of capital and income generation.
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	June 30,	December 31,
Type of Investment	2026	2025
Available-for-sale debt securities	$1,506,146	$1,431,028
Equity securities	111,829	85,420
Other investments, at fair value	11,155	10,693
Investment in real estate, net	5,367	5,463
Total invested assets	$1,634,497	$1,532,604
As of June 30, 2026, total invested assets were $1.63 billion, compared with $1.53 billion as of December 31, 2025. The increase primarily reflected the deployment of available cash into the investment portfolio and net investment income earned during the period, partially offset by changes in the fair value of investment securities. The carrying value of available-for-sale debt securities increased to $1.51 billion as of June 30, 2026, compared with $1.43 billion as of December 31, 2025. Changes in the fair value of available-for-sale debt securities were primarily caused by market interest rates, credit spreads, portfolio duration and purchases of additional securities during the period.
Cash and cash equivalents were $532.2 million as of June 30, 2026, compared with $408.9 million as of December 31, 2025, an increase of $123.3 million, or 30.2%. The increase primarily reflected the timing of operating cash flows, including premium collections, claim payments, reinsurance-related settlements and income tax payments, as well as the timing of investment purchases and maturities. The Company maintains cash and short-term investments to meet near-term liquidity needs, including loss and loss adjustment expense payments, reinsurance premiums, operating expenses, debt service, regulatory capital needs and planned investment deployment. For details, see “—Liquidity and Capital Resources.”
See “Item 1—Condensed Consolidated Statements of Cash Flows” and “Item 1—Note 3 (Investments)” for explanations on changes in investments.
Prepaid reinsurance premiums represent the unearned portion of ceded written premiums, that will be recognized as ceded premiums earned over the terms of the applicable reinsurance contracts. Prepaid reinsurance premiums increased to $562.1 million as of June 30, 2026, compared with $291.0 million as of December 31, 2025, primarily reflecting premiums ceded under the 2026-2027 catastrophe reinsurance program that became effective on June 1, 2026, partially offset by amortization of prepaid reinsurance premiums during the period. Reinsurance costs are recognized ratably over the related contract periods. See “Item 2—Reinsurance Program” for additional information.
Reinsurance recoverables represent amounts recoverable from reinsurers for paid losses, unpaid losses and loss adjustment expenses, and other amounts due under the Company’s reinsurance contracts. Reinsurance recoverables decreased $56.0 million to $176.9 million as of June 30, 2026, compared with December 31, 2025. The decrease was primarily attributable to the settlement and collection of ceded paid loss recoverables related to Hurricanes Milton and Helene and other prior events during 2026. Management evaluates the collectability of reinsurance recoverables based on the financial condition of its reinsurers, payment history, collateral, and the terms of the applicable reinsurance contracts.
Premiums receivable, net represent amounts billed or due from policyholders, net of applicable allowances. Premiums receivable, net increased $9.8 million to $85.5 million as of June 30, 2026, compared with December 31, 2025, primarily reflecting higher written premium, policy growth, renewal timing, and policyholder billing and payment patterns, including the use of installment payment plans. The balance may fluctuate from period to period based on the timing of policy issuance and renewals, seasonal premium activity, and the collection of amounts billed to policyholders.
Deferred policy acquisition costs (“DPAC”) represent incremental direct costs associated with successful policy acquisitions, primarily agent commissions, that are deferred and amortized as policy acquisition costs over the related policy terms. DPAC increased $6.7 million to $135.2 million as of June 30, 2026, compared with December 31, 2025, primarily reflecting seasonal written premium trends, higher policy volume, and changes in agent commission activity. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward of the DPAC balance.
Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Deferred income tax assets decreased by $13.4 million to $14.2 million as of June 30, 2026, compared with December 31, 2025. The decrease was primarily attributable to the tax effect of changes in temporary differences related to prepaid reinsurance premiums, which were affected by the June 1, 2026 annual renewal of the catastrophe reinsurance program. Because ceded reinsurance premiums are recognized ratably over the related reinsurance contract period for financial reporting purposes, while the related tax treatment differs, the June 1, 2026 renewal can create or reverse book-tax temporary differences that affect deferred income taxes. Deferred tax assets and liabilities are expected to reverse in future periods as the related book-tax temporary differences reverse.
Other assets increased $7.8 million to $31.8 million as of June 30, 2026, compared with December 31, 2025. The increase was primarily attributable to higher commission revenue receivable, prepaid expenses and accrued investment income. Commission revenue receivable is affected by the timing of reinsurance premium billing, settlements and related payments, as commission accruals generally correspond with the placement and settlement of the underlying reinsurance premiums. Prepaid expenses may fluctuate from period to period based on the timing of annual renewals, contractual payment dates and amortization of prepaid balances over the related service periods. As a result, certain seasonal prepaid expenses can increase unamortized balances at period end before being recognized as an expense in subsequent periods.
Unpaid losses and loss adjustment expenses (“LAE”) represent management’s estimate of the ultimate cost to settle reported claims, claims incurred but not reported, and related claim adjustment expenses. Unpaid losses and LAE decreased $47.1 million to $633.6 million as of June 30, 2026, compared with December 31, 2025. The decrease was primarily attributable to the settlement of catastrophe claims during the period, including claims related to Hurricanes Debby, Helene and Milton. Ordinary-course claim activity on current and prior accident year claims also contributed to changes in the balance. See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward of unpaid losses and LAE.
Unearned premiums represent the portion of direct premiums written related to the unexpired portion of policy coverage and are recognized as premium revenue ratably over the remaining policy terms. Unearned premiums increased $51.6 million to $1.14 billion as of June 30, 2026, compared with December 31, 2025, primarily due to higher direct premiums written and policy growth, as well as the timing of policy issuance and renewals. The balance may fluctuate from period to period based on seasonal written premium patterns and the timing of new and renewal business.
Advance premium represents amounts received from policyholders or mortgage escrow servicers before the related policy effective date. These amounts are recorded as a liability until the policy becomes effective, at which time they are reclassified to unearned premiums and recognized as premium revenue ratably over the policy coverage period. Advance premiums increased $23.0 million to $84.9 million as of June 30, 2026, compared with December 31, 2025. The increase primarily reflected the timing of policy issuance and renewals, higher premium volume, and the timing of payments from policyholders and mortgage escrow servicers.
Reinsurance payable, net, represents amounts owed to reinsurers for ceded reinsurance premiums, reinstatement premiums and related reinsurance settlements. The Company’s catastrophe reinsurance program renews annually on June 1, at which time the estimated annual cost of the program is recorded as ceded written premium and a corresponding reinsurance payable. The payable is reduced as scheduled premium installments are paid over the June 1 through May 31 contract period and may be adjusted during the year for premium changes, reinstatement premiums, commutations or additional reinsurance placements. Reinsurance payable, net increased $370.5 million to $627.8 million as of June 30, 2026, compared with December 31, 2025. The increase primarily reflected amounts recorded in connection with the June 1, 2026 renewal of the 2026–27 catastrophe reinsurance program, partially offset by scheduled installment payments made during the period, including payments under the expiring 2025–26 catastrophe reinsurance program. See “Item 1—Note 4 (Reinsurance)” for additional information regarding reinsurance activity and “Liquidity and Capital Resources” for additional information regarding the timing of reinsurance premium installment payments.
Commission payable represents amounts owed to agents for commissions on new and renewal policies written, including accrued estimated bonus commissions. Commission payable increased $7.1 million to $33.4 million as of June 30, 2026, compared with December 31, 2025. The increase primarily reflected higher direct premiums written, the timing of policy issuance and renewals, and seasonality in written premium activity during the period. The Company’s higher annual agent bonus commission accrual for 2026 also contributed to the increased in the balance. Commission payable may fluctuate from period to period based on premium volume, geographic mix, commission rates, bonus commission accruals, and the timing of commission payments. See “Item 1—Note 5 (Insurance Operations)” for additional information regarding policy acquisition costs and related commission activity.
Income taxes payable or recoverable represent the net amount of current income taxes owed to, or refundable from, taxing authorities after considering estimated tax payments, refunds, overpayments and other current tax receivables. As of June 30, 2026, the Company had income taxes recoverable of $16.4 million, compared with income taxes payable of $28.6 million as of December 31, 2025. The change from a payable position to a recoverable position primarily reflected the balance of prior-year income tax liabilities and estimated tax payments made during the six months ended June 30, 2026 that exceeded current income tax obligations recognized for the period.
Other liabilities and accrued expenses increased $6.4 million to $47.9 million as of June 30, 2026, compared with December 31, 2025. The increase was primarily attributable to unsettled securities transactions and higher general operating expense accruals, including the timing of expense recognition, vendor invoices and related payments. The balance may fluctuate from period to period based on the timing of investment trade settlements, operating expense accruals and vendor payment cycles.
During the six months ended June 30, 2026, the Company issued the 2031 Notes and used the net proceeds, together with available cash if applicable, to redeem its 2026 Notes. The refinancing extended the Company’s debt maturity profile to 2031 and replaced near-term debt maturities with longer-term financing. See “Item 1—Note 7 (Debt)” and “Liquidity and Capital Resources—Debt Financing” for additional information.
Changes in stockholders’ equity during 2026 primarily reflected net income, other comprehensive income or loss, share-based compensation activity, common stock repurchases and dividends declared or paid during the period. See “Item 1—Condensed Consolidated Statements of Stockholders’ Equity”, “Item 1—Note 8 (Stockholders’ Equity)” and “Liquidity and Capital Resources—Share Repurchases” for additional information regarding equity activity during the period.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity represents the Company’s ability to generate and maintain sufficient cash and available capital to meet its operating and financing obligations. The Company’s liquidity needs are primarily driven by the timing and severity of claim payments, catastrophe activity, reinsurance premium payments and recoveries, operating expenses, debt service, regulatory capital requirements, statutory capital and surplus requirements, and capital management activities. The Company’s principal sources of liquidity include cash flows from operations, available cash and cash equivalents, investment maturities and sales, reinsurance recoveries and available borrowing capacity. Based on current expectations, the Company believes these sources will be sufficient to meet its anticipated liquidity requirements for at least the next twelve months and to support its currently anticipated longer-term cash requirements.
There were no material changes to the Company’s material cash requirements from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, except for the debt refinancing and reinsurance premium obligations discussed below.
Cash and cash equivalents, excluding restricted cash, were $532.2 million as of June 30, 2026, compared with $408.9 million as of December 31, 2025. The increase primarily reflected cash provided by operating activities, partially offset by cash used in investing and financing activities. The Company’s cash balances may fluctuate significantly during the year based on the timing of premium collections, claim and loss adjustment expense payments, reinsurance recoveries, income tax payments, investment purchases and maturities, debt service, capital management activities and scheduled reinsurance premium payments.
Reinsurance premium payments represent a significant use of liquidity and are generally paid in installments over the June 1 through May 31 reinsurance contract period. Florida Hurricane Catastrophe Fund premiums are paid in three installments on August 1, October 1 and December 1, and third-party reinsurance premiums generally are paid in four installments on July 1, October 1, January 1 and April 1. As a result, the timing of these installment payments can affect cash balances and operating cash flows between reporting periods. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of cash and cash equivalents and “Item 1—Note 12 (Commitments and Contingencies)” and “Material Cash Requirements” for additional information regarding reinsurance premium obligations and other liquidity requirements.
Material cash requirements include reinsurance premium installments, claim and loss adjustment expense payments, operating expenses, debt service, income and premium taxes, regulatory assessments, dividends and share repurchases if declared or authorized, and capital contributions or surplus note funding if needed. The timing and amount of these requirements may vary based on catastrophe activity, claim settlement patterns, reinsurance program structure, investment activity, regulatory capital needs and capital management decisions.
Restricted cash and cash equivalents were $68.6 million as of June 30, 2026, compared with $69.0 million as of December 31, 2025. Restricted cash and cash equivalents primarily consist of amounts deposited with regulatory agencies in states where the Insurance Entities conduct business and amounts held in trust related to the Company’s captive reinsurance arrangement. These amounts are restricted as to use and are not available for general corporate purposes. See “Item 1—Note 5 (Insurance Operations)” and “Item 1—Note 14 (Variable Interest Entities)” for additional information regarding the captive reinsurance arrangement.
Liquidity is required at the holding company level to fund general operating expenses, debt service, tax obligations, shareholder dividends if declared by the Board of Directors, common stock repurchases if authorized by the Board of Directors, capital contributions or surplus note contributions to subsidiaries, and other corporate needs. Holding company liquidity may also be used to provide support to the Insurance Entities, if needed, subject to regulatory and capital considerations.
The holding company’s principal sources of liquidity include dividends and other distributions from non-insurance service subsidiaries, income from brokerage commissions earned on reinsurance placements, policy fees, investment income, available cash and investments, and access to external capital or credit facilities. The holding company may also receive interest payments on surplus notes issued by the Insurance Entities, subject to the approval of the Florida Office of Insurance Regulation (“FLOIR”).
The holding company has surplus note arrangements with the Insurance Entities that were approved by FLOIR, effective in 2021 for UPCIC and 2022 for APPCIC. Surplus notes are unsecured obligations of the Insurance Entities that are subordinated to policyholder and creditor claims. Principal and interest payments on the surplus notes may be made only with FLOIR approval. Although the surplus notes function similarly to debt instruments, they are treated as statutory surplus of the issuing Insurance Entities for statutory accounting purposes. As of June 30, 2026, the Insurance Entities had outstanding surplus notes and accrued interest payable to the holding company of $194.5 million. Interest accrues at a variable rate that resets annually and is currently 10.93% for 2026, subject to FLOIR approval for payment.
The declaration and payment of shareholder dividends and any repurchases of common stock are at the discretion of the Board of Directors and depend on, among other factors, operating results, financial condition, debt covenants, capital needs, regulatory requirements and other restrictions. The ability of the Insurance Entities to pay dividends or otherwise provide funds to their parent is subject to regulatory limitations and approval requirements. See “Item 1—Note 5 (Insurance Operations),” “Item 1—Note 7 (Debt)” and “Item 1—Note 8 (Stockholders’ Equity)” for additional information regarding dividend limitations, debt obligations, dividends and share repurchases.
The Insurance Entities are required to maintain statutory capital and surplus at levels prescribed by applicable insurance regulators. These requirements may affect the amount and timing of dividends, surplus note payments or other distributions to the holding company.
Dividends from the Insurance Entities to Protection Solutions, Inc. (“PSI”) are subject to regulatory limitations and, in certain circumstances, prior approval by the Florida Office of Insurance Regulation (“FLOIR”). Under Florida law, dividends may be paid only from accumulated unassigned funds derived from net operating profits and net realized capital gains. In addition, the maximum amount that may be paid by the Insurance Entities without prior FLOIR approval is limited to the lesser of statutory net income from operations for the preceding calendar year or statutory unassigned surplus as of the preceding year end, subject to available accumulated unassigned funds. No dividends were paid by the Insurance Entities to PSI during the six months ended June 30, 2026 or the year ended December 31, 2025. As of June 30, 2026, UPCIC did not have ordinary dividend capacity under Florida law, while APPCIC met the regulatory threshold but did not declare or pay a dividend. See “Item 1—Note 5 (Insurance Operations)” for additional information regarding dividend limitations applicable to the Insurance Entities.
On June 16, 2026, the Company issued the 2031 Notes. The Company used the net proceeds to redeem its 2026 Notes and for general corporate purposes. The refinancing extended the Company’s debt maturity profile to 2031 and replaced near-term debt maturities with longer-term financing. The higher coupon on the 2031 Notes is expected to increase future cash interest payments compared with the redeemed 2026 Notes. The Company also maintains an unsecured revolving credit facility that may be used, if needed, as an additional source of liquidity. As of June 30, 2026, no amounts were outstanding under the revolving credit facility, and $50.0 million was available, subject to the terms and conditions of the facility. See “Item 1—Note 7 (Debt)” for additional information regarding the senior unsecured notes and revolving credit facility.
Liquidity for the Insurance Entities is primarily required to pay claims and loss adjustment expenses, including catastrophe losses net of amounts recoverable under reinsurance agreements, reinsurance premiums, agent commissions, affiliate service fees, premium and income taxes, regulatory assessments, operating expenses and debt service, if applicable. The Insurance Entities’ principal sources of liquidity include premium collections, investment income and maturities, reinsurance recoveries, financing fees and available cash and invested assets. The timing of these cash inflows and outflows may vary significantly based on premium billing and collection patterns, claim payment activity, catastrophe events, reinsurance premium installment schedules and the timing of reinsurance recoveries.
Our insurance operations provide liquidity because premiums are generally collected before related losses are paid. In the event of a catastrophe, claim payments may accelerate and exceed ordinary-course liquidity needs. Certain reinsurance agreements provide for cash advances or similar provisions under which reinsurers may advance amounts recoverable under the applicable reinsurance contracts, which can provide additional liquidity during the claim settlement process. The timing and amount of such advances depend on the terms of the applicable reinsurance agreements and the submission and approval of recoverable claims.
The Insurance Entities also maintain substantial investments in highly liquid, marketable securities that may be used as an additional source of liquidity, subject to market conditions and regulatory requirements. The average credit rating of the Company’s investment portfolio was A+ as of June 30, 2026 and December 31, 2025. Credit ratings, which are provided by nationally recognized rating agencies, are one measure management uses to evaluate credit risk within the investment portfolio. Management maintains investment guidelines that address minimum credit quality, portfolio diversification, liquidity and duration. The duration of the Company’s available-for-sale securities was 3.8 years as of June 30, 2026, compared with 3.6 years as of December 31, 2025. Duration measures the sensitivity of fixed-income securities to changes in interest rates and is used by management to monitor interest rate risk and the liquidity profile of the portfolio.
The Insurance Entities remain responsible for losses from catastrophic events that are retained under their reinsurance programs, losses in excess of applicable reinsurance coverage limits, losses not covered by reinsurance, and amounts that may not be recovered if a reinsurer fails to perform under its contractual obligations. Catastrophe losses, delayed reinsurance recoveries or reinsurer defaults could adversely affect the Insurance Entities’ liquidity, statutory capital, financial condition and results of operations. See “Item 1—Note 3 (Investments)” for additional information regarding the investment portfolio and “Item 1—Note 4 (Reinsurance)” for additional information regarding the reinsurance program and reinsurance recoverable.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio as of the dates presented (dollars in thousands):

	As of
	June 30,	December 31,
	2026	2025
Stockholders’ equity	$637,155	$551,035
Total debt	97,852	100,481
Total capital resources	$735,007	$651,516

Debt-to-total capital ratio	13.3%	15.4%
Debt-to-equity ratio	15.4%	18.2%
Capital resources, net increased by $83.5 million for the six months ended June 30, 2026, reflecting a net increase in total stockholders’ equity, partially offset by a decline in debt. The change in stockholders’ equity was the result of our net income in the six months ended June 30, 2026, offset by our treasury share purchases and dividends to shareholders. The change in accumulated other comprehensive loss was the result of an increase in unrealized losses in our debt securities portfolio. See the “Item 1—Condensed Consolidated Statements of Stockholders’ Equity” and “Item 1—Note 8 (Stockholders’ Equity)” for an explanation of changes in treasury stock. The reduction in debt during 2026 was primarily the result of principal payments on debt of $0.7 million and new debt issuance costs of $2.5 million on the 2031 Notes, offset by amortization of debt issuance costs of $0.6 million on our 2026 Notes. See “Item 1—Note 7 (Debt)” for more information.
Additional paid-in-capital increased by $3.0 million, primarily due to $4.9 million of share-based compensation expense and stock options exercises of $3.2 million, offset by $5.1 million of treasury share repurchases and common stock value acquired and cancelled through withholdings for the intrinsic value and tax liabilities upon exercise of stock options and tax withholdings on performance share units and restricted stock units vested for share-based payment transactions for the six months ended June 30, 2026.
The debt-to-total capital ratio is total debt divided by total capital resources, whereas the debt-to-equity ratio is total debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.
Unsecured Revolving Credit Facility
As discussed in “Item 1—Note 7 (Debt),” the Company entered into a committed and unsecured $50.0 million revolving credit facility with JP Morgan Chase Bank, N.A., which replaced the Company’s prior $50.0 million revolving credit facility with the same lender. As of June 30, 2026, no amounts were outstanding under the facility, and $50.0 million was available, subject to the terms and conditions of the facility. The Company pays an annual commitment of 0.375% on the unused portion of the commitment. Borrowings under the facility mature on May 28, 2027, and bear interest at the prime rate plus 2.0%. The facility is subject to annual renewals and contains customary financial and other covenants. The Company was in compliance with these covenants as of June 30, 2026.
Debt
On June 16, 2026, the Company issued the 2031 Notes. On June 17, 2026, the Company used the net proceeds to redeem the full $100.0 million principal amount of the 2026 Notes, including accrued and unpaid interest. The refinancing extended the Company’s debt maturity profile to 2031 and eliminated the near-term maturity of the 2026 Notes. The higher coupon on the 2031 Notes is expected to increase future cash interest payments compared with the redeemed 2026 Notes. Interest on the 2031 Notes is payable semiannually in arrears on June 30 and December 30, beginning December 30, 2026. The Company may redeem the 2031 Notes, in whole or in part, at specified redemption prices plus accrued and unpaid interest. As of June 30, 2026, the Company was in compliance with all applicable covenants, including financial covenants. See “Item 1—Note 7 (Debt)” for additional information.
In addition to the debt refinancing, the Company maintains a committed, unsecured $50.0 million revolving credit facility as an additional source of liquidity. As of June 30, 2026, no amounts were outstanding under the facility, and the full $50.0 million was available, subject to the terms and conditions of the facility. See “Item 1—Note 7 (Debt)” for additional information regarding the Company’s senior unsecured notes and revolving credit facility.
UPCIC has a surplus note outstanding with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program. The outstanding balance was $0.4 million as of June 30, 2026. The surplus note has a 20-year term and bears interest based on the 10-year Constant Maturity Treasury Index, with principal and interest payable in accordance with the terms of the note and applicable regulatory requirements. As of June 30, 2026, UPCIC was in compliance with the terms of the surplus note and related covenants. Total adjusted capital and surplus, including the surplus note, exceeded applicable regulatory requirements for both UPCIC and APPCIC. See “Item 1—Note 7 (Debt)” for additional information.
In addition to liquidity generated from operations, the Company maintains an investment portfolio primarily composed of high-quality fixed-income and equity securities. The investment portfolio is managed to support liquidity, preserve capital and generate investment income while considering claim payment obligations, catastrophe exposure, reinsurance payment timing, regulatory requirements and overall capital needs. Operating cash flows, investment maturities and sales of marketable securities provide additional sources of liquidity to meet the Company’s operating and financing requirements. See “Item 1—Note 3 (Investments)” for additional information regarding the investment portfolio.
Looking Forward
We continue to monitor financial and operating metrics that may affect our results of operations, financial condition, liquidity and capital resources, including claim frequency and severity, catastrophe activity, reinsurance pricing and availability, inflationary pressures, litigation trends, regulatory developments, investment market conditions and policy growth in Florida and other states. Although we have not experienced a material adverse effect on our operations, liquidity or capital resources to date, conditions remain subject to change based on economic, regulatory, weather-related and insurance market developments and their impact on the Company. For additional information regarding Florida market conditions and related management actions, see “Overview—Trends and Geographical Distribution—Florida Trends.” See also “Part II—Item 1A. Risk Factors” for a discussion of risks that could affect the Company’s business, financial condition, results of operations and liquidity.
Common Stock Repurchases
We may repurchase shares of our common stock from time to time under authorized share repurchase programs at the discretion of management and the Board of Directors. The timing and amount of any repurchases depend on, among other factors, the Company’s capital needs, financial condition, available liquidity, regulatory considerations, debt covenant requirements, market price of the Company’s common stock, and general market conditions. Repurchases may be funded with available cash and cash flows from operations.
On January 7, 2026, the Board of Directors authorized the repurchase of up to an additional $20.0 million of the Company’s common stock through January 8, 2028 (the “January 2028 Share Repurchase Program”). During the three months ended June 30, 2026, the Company repurchased 121,808 shares of common stock at an aggregate cost of approximately $4.5 million. As of June 30, 2026, approximately $8.6 million remained available for repurchase under the January 2028 Share Repurchase Program.
See “Part II—Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended June 30, 2026.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on its financial condition, results of operations, liquidity or capital resources. For information regarding contractual commitments entered into in the ordinary course of business, including reinsurance commitments that do not constitute off-balance sheet arrangements see “Item 1—Note 12 (Commitments and Contingencies)” and “Liquidity and Capital Resources—Material Cash Requirements.”

Cash Dividends
The following table summarizes the dividends declared and paid by the Company during the six months ended June 30, 2026:

2026	Dividend Declared Date	Shareholders Record Date	Dividend Payable Date	Cash Dividend Per Common Share Amount
First Quarter	February 4, 2026	March 6, 2026	March 13, 2026	$0.16
Second Quarter	April 10, 2026	May 8, 2026	May 15, 2026	$0.16

Material Cash Requirements
The following table represents our material cash requirements for which cash flows are fixed or determinable as of June 30, 2026 (in thousands):

	Total	Next 12 Months	Beyond 12 Months
Reinsurance payable and multi-year commitments (1)	$779,092	$627,776	$151,316
Unpaid losses and LAE, direct (2)	633,613	325,678	307,935
Debt (3)	139,122	8,122	131,000
Total material cash requirements	$1,551,827	$961,576	$590,251
(1)The amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—Note 12 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through June 30, 2026. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from our reinsurance program. See “Item 1—Note 4 (Reinsurance)” and “—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses).”
(3)Debt consists of a Surplus note and 7.75% Senior unsecured notes. See “Item 1—Note 7 (Debt).”
ARRANGEMENTS WITH VARIABLE INTEREST ENTITIES
The Company participates in a captive reinsurance arrangement through a variable interest entity (“VIE”) that assumes a defined layer of catastrophe risk as part of the Company’s catastrophe reinsurance program. The Company consolidates the VIE because it is the primary beneficiary. Because the VIE is consolidated, premiums ceded to the captive, related recoveries and intercompany balances are eliminated in the Company’s consolidated financial statements. For additional information, see “Item 1—Note 14 (Variable Interest Entities).”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the Company’s Critical Accounting Policies and Estimates previously disclosed in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company continues to evaluate its estimates and assumptions based on current facts and circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for economic loss arising from adverse changes in the fair value of financial instruments and investment real estate. The Company’s primary market risk exposures relate to changes in interest rates, credit spreads, equity prices and real estate market values. The Company’s investment portfolio as of June 30, 2026 primarily consisted of available-for-sale debt securities and equity securities. Available-for-sale debt securities and equity securities are carried at fair value; however, unrealized gains and losses on available-for-sale debt securities are generally recorded in accumulated other comprehensive income, while changes in the fair value of equity securities are recognized in earnings. Investment real estate is carried at net book value and is subject to market value and impairment risk.
The primary objectives of the investment portfolio are preservation of capital and maintenance of adequate liquidity to fund claim payments, reinsurance obligations and other cash requirements. The portfolio’s secondary objective is to generate total return, with an emphasis on investment income. The Company does not hold risk-sensitive financial instruments for trading purposes.
There were no material changes in the Company’s market risk exposures during the six months ended June 30, 2026 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. See “Item 1—Note 3 (Investments)” for additional information regarding the Company’s investment portfolio.
Interest Rate Risk
Interest rate risk is the risk that changes in market interest rates will affect the fair value of the Company’s fixed-rate financial instruments. In general, increases in interest rates reduce the fair value of fixed-rate securities, while decreases in interest rates increase their fair value. The extent of the change in fair value depends on several factors, including the remaining term to maturity, coupon rate, duration, credit quality and market conditions.
The following tables present information about the Company’s fixed-income financial instruments as of June 30, 2026 and December 31, 2025 that are sensitive to changes in interest rates. The tables summarize expected cash flows by year of effective maturity, based on amortized cost, and compare those amounts with fair value, book yield and coupon yield (dollars in thousands):

	June 30, 2026
	2026	2027	2028	2029	2030	Thereafter	Other	Total
Amortized cost	$172,864	$221,238	$163,444	$198,258	$235,461	$562,635	—	$1,553,900
Fair market value	$171,681	$219,221	$160,926	$190,411	$224,278	$539,629	—	$1,506,146
Coupon rate	3.51%	3.51%	4.31%	3.64%	3.26%	4.34%	—	3.87%
Book yield	3.37%	3.85%	3.99%	3.51%	3.56%	4.33%	—	3.90%
* Years to effective maturity - 4.4 years

	December 31, 2025
	2026	2027	2028	2029	2030	Thereafter	Other	Total
Amortized cost	$161,486	$236,488	$160,014	$158,158	$220,390	$527,206	$2,403	$1,466,145
Fair market value	$160,558	$235,232	$158,958	$155,235	$210,711	$507,974	$2,360	$1,431,028
Coupon rate	3.14%	3.17%	3.98%	3.79%	3.31%	4.01%	3.61%	3.64%
Book yield	3.15%	3.59%	3.72%	3.64%	3.24%	4.04%	3.69%	3.67%
* Years to effective maturity - 4.5 years
Except for securities with perpetual maturities, the tables above categorize securities by years to effective maturity. Effective maturity reflects potential prepayments, including call features and scheduled prepayments, that may shorten the period to contractual maturity.
Equity Price Risk
Equity price risk is the potential for loss in fair value of Financial Instruments in common stock and mutual funds and other from adverse changes in the prices of those Financial Instruments.
The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	June 30, 2026		December 31, 2025
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$43,106	38.5%	$37,509	43.9%
Mutual funds and other	68,723	61.5%	47,911	56.1%
Total equity securities	$111,829	100.0%	$85,420	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at June 30, 2026, and December 31, 2025, would have resulted in a decrease of $22.4 million and $17.1 million, respectively, in the fair value of those securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the

Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in “Part I, Item 1A—Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases of our common stock during the three months ended June 30, 2026:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
4/1/2026 - 4/30/2026	—	$—	—	—
5/1/2026 - 5/31/2026	74,752	37.94	74,752	—
6/1/2026 - 6/30/2026	47,056	35.99	47,056	206,703
Total	121,808	$37.19	121,808	206,703
(1)The average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated based on a closing price at June 30, 2026, of $41.36 per share.
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.

On January 7, 2026, our Board of Directors authorized the repurchase of an additional $20.0 million of our common stock through January 8, 2028 (the “January 2028 Share Repurchase Program”). pursuant to which we have repurchased 121,808 shares of our common stock at an aggregate cost of approximately $4.5 million in the three months ended June 30, 2026. As of June 30, 2026, we have the ability to purchase approximately $8.6 million of our common stock under the January 2028 Share Repurchase Program.
Item 5. Other Information
During the three months ended June 30, 2026, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10‑K filed on February 24, 2017 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Universal Insurance Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 19, 2017 and incorporated herein by reference)

10.1	Credit Agreement, dated May 29, 2026, by and between the Company and JP Morgan Chase Bank, N.A. as Administrative Agent.†

10.2
First Supplemental Indenture, dated as of June 3, 2026, between Universal Insurance Holdings, Inc. and UMB Bank National Association, as trustee. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 3, 2026 and incorporated herein by reference)

10.3	Indenture, dated June 16, 2026. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 16, 2026 and incorporated herein by reference)

10.4	7.75% Senior Unsecured Notes due 2031. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 16, 2026 and incorporated herein by reference)

10.5	Form of Note Purchase Agreement, dated June 16, 2026. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2026 and incorporated herein by reference)

10.6	Form of Registration Rights Agreement, dated June 16, 2026. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2026 and incorporated herein by reference)

15.1	Accountants’ Acknowledgment

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included in Exhibit 101)

†Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: July 30, 2026	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer

Date: July 30, 2026	/s/ Gary Lloyd Ropiecki
Gary Lloyd Ropiecki, Principal Accounting Officer