Form 10-Q
period 2026-09-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2026-10-29
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,670,206 shares of common stock, par value $0.01 per share, outstanding on October 26, 2026.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida

RESULTS OF REVIEW OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly owned subsidiaries (the “Company”) as of September 30, 2026 and the related condensed consolidated statements of income, comprehensive income and stockholders’ equity for the three-month and nine-month periods ended September 30, 2026 and 2025, and the related condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2026 and 2025. Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
October 29, 2026

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of
	September 30,	December 31,
	2026	2025
ASSETS	(unaudited)
Available-for-sale debt securities, at fair value, net of allowance for credit loss of $1,473 and $631 (amortized cost: $1,568,720 and $1,466,145)	$1,474,856	$1,431,028
Equity securities, at fair value (cost: $121,826 and $87,326)	117,710	85,420
Other investments, at fair value (cost: $5,035 and $5,000)	8,099	10,693
Investment real estate, net	5,316	5,463
Total invested assets	1,605,981	1,532,604
Cash and cash equivalents	569,461	408,868
Restricted cash and cash equivalents	68,635	68,970
Prepaid reinsurance premiums	409,251	291,031
Reinsurance recoverables	157,038	232,918
Premiums receivable, net	98,155	75,721
Property and equipment, net	47,876	49,349
Deferred policy acquisition costs	144,706	128,564
Income taxes recoverable	15,009	—
Deferred income tax asset, net	35,340	27,658
Other assets	32,118	24,012
Total assets	$3,183,570	$2,839,695
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$616,079	$680,712
Unearned premiums	1,195,747	1,091,959
Advance premium	80,422	61,847
Book overdraft	50	—
Reinsurance payable, net	453,650	257,242
Commission payable	37,041	26,307
Income taxes payable	—	28,554
Other liabilities and accrued expenses	57,209	41,558
Debt, net of issuance costs	97,336	100,481
Total liabilities	2,537,534	2,288,660

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $0.01 par value	—	—
Authorized shares - 1,000; 10 issued and 10 outstanding
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $0.01 par value	483	482
Authorized shares - 55,000; 48,372 and 48,234 issued, 27,641 and 28,008 outstanding, respectively
Treasury shares, at cost - 20,731 and 20,226, respectively	(324,243)	(305,064)
Additional paid-in capital	130,188	124,319
Accumulated other comprehensive income (loss), net of taxes	(69,938)	(26,151)
Retained earnings	909,546	757,449
Total stockholders’ equity	646,036	551,035
Total liabilities and stockholders’ equity	$3,183,570	$2,839,695

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per common share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES
Direct premiums written	$608,878	$592,774	$1,736,739	$1,656,572
Change in unearned premiums	(52,154)	(58,668)	(103,788)	(85,784)
Direct premiums earned	556,724	534,106	1,632,951	1,570,788
Ceded premiums earned	(153,528)	(174,430)	(495,580)	(495,198)
Premiums earned, net	403,196	359,676	1,137,371	1,075,590
Net investment income	21,478	18,337	61,178	51,655
Net realized gains (losses) on investments	973	(345)	2,964	4,921
Net change in unrealized gains (losses) on investments	(5,964)	1,296	(4,895)	(4,755)
Commission revenue	11,841	14,598	40,352	46,727
Policy fees	5,634	5,389	16,655	15,485
Other revenue	2,161	2,030	6,292	6,366
Total revenues	439,319	400,981	1,259,917	1,195,989
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	260,488	252,279	733,146	763,139
Policy acquisition costs	71,486	63,594	204,026	186,046
Other operating costs and expenses	35,116	30,728	95,619	87,362
Total operating costs and expenses	367,090	346,601	1,032,791	1,036,547
Interest and amortization of debt issuance costs	2,081	1,603	5,671	4,823
INCOME (LOSS) BEFORE INCOME TAXES	70,148	52,777	221,455	154,619
Income tax expense (benefit)	17,639	12,947	55,467	38,257
NET INCOME (LOSS)	$52,509	$39,830	$165,988	$116,362
Basic earnings (loss) per common share	$1.90	$1.43	$6.03	$4.16
Weighted average common shares outstanding - Basic	27,607	27,851	27,546	27,971
Diluted earnings (loss) per common share	$1.80	$1.38	$5.73	$4.03
Weighted average common shares outstanding - Diluted	29,185	28,808	28,968	28,903
Cash dividend declared per common share	$0.16	$0.16	$0.48	$0.48
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$52,509	$39,830	$165,988	$116,362
Other comprehensive income (loss), net of taxes	(34,418)	10,027	(43,787)	32,411
Comprehensive income (loss)	$18,091	$49,857	$122,201	$148,773

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (unaudited)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2025	(20,226)		48,234	10	$482	$—	$124,319	$757,449	$(26,151)	$(305,064)	$551,035
Vesting of performance share units	(21)	(a)	75	—	1	—	(1)	—	—	(637)	(637)
Vesting of restricted stock units	(31)	(a)	82	—	1	—	(1)	—	—	(1,041)	(1,041)
Stock option exercises	(12)	(a)	14	—	—	—	377	—	—	(413)	(36)
Retirement of treasury shares	64	(a)	(64)	—	(1)	—	(2,090)	—	—	2,091	—
Purchases of treasury stock	(210)		—	—	—	—	—	—	—	(7,149)	(7,149)
Share-based compensation	—		—	—	—	—	1,306	—	—	—	1,306
Net income (loss)	—		—	—	—	—	—	54,291	—	—	54,291
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	(8,365)	—	(8,365)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,660)	—	—	(4,660)
Balance, March 31, 2026	(20,436)		48,341	10	$483	$—	$123,910	$807,080	$(34,516)	$(312,213)	$584,744
Grant of restricted stock awards	—		31	—	—	—	—	—	—	—	—
Stock option exercises	(58)	(a)	74	—	—	—	2,798	—	—	(3,052)	(254)
Retirement of treasury shares	58	(a)	(58)	—	—	—	(3,052)	—	—	3,052	—
Purchases of treasury stock	(122)		—	—	—	—	—	—	—	(4,538)	(4,538)
Share-based compensation	—		—	—	—	—	3,644	—	—	—	3,644
Net income (loss)	—		—	—	—	—	—	59,188	—	—	59,188
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	(1,004)	—	(1,004)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,625)	—	—	(4,625)
Balance, June 30, 2026	(20,558)		48,388	10	$483	$—	$127,300	$861,643	$(35,520)	$(316,751)	$637,155
Vesting of restricted stock awards	—		(24)	—	—	—	(1,044)	—	—	—	(1,044)
Vesting of restricted stock units	—		1	—	—	—	—	—	—	(24)	(24)
Stock option exercises	(16)	(a)	24	—	—	—	582	—	—	(698)	(116)
Retirement of treasury shares	17	(a)	(17)	—	—	—	(722)	—	—	722	—
Purchases of treasury stock	(174)		—	—	—	—	—	—	—	(7,492)	(7,492)
Share-based compensation	—		—	—	—	—	4,072	—	—	—	4,072
Net income (loss)	—		—	—	—	—	—	52,509	—	—	52,509
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	(34,418)	—	(34,418)
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,606)	—	—	(4,606)
Balance, September 30, 2026	(20,731)		48,372	10	$483	$—	$130,188	$909,546	$(69,938)	$(324,243)	$646,036

(a)
All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of stock options exercised, performance share units vested, or restricted stock units vested. These shares have been cancelled by the Company.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except per share data)

	Treasury Shares		Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Stockholders’ Equity
Balance, December 31, 2024	(19,382)		47,478	10	$475	$—	$121,781	$596,853	$(63,166)	$(282,693)	$373,250
Vesting of performance share units	(40)	(a)	102	—	1	—	(1)	—	—	(806)	(806)
Vesting of restricted stock units	(20)	(a)	52	—	1	—	(1)	—	—	(461)	(461)
Retirement of treasury shares	60	(a)	(60)	—	(1)	—	(1,266)	—	—	1,267	—
Share-based compensation	—		—	—	—	—	1,362	—	—	—	1,362
Net income (loss)	—		—	—	—	—	—	41,439	—	—	41,439
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	12,094	—	12,094
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,491)	—	—	(4,491)
Balance, March 31, 2025	(19,382)		47,572	10	$476	$—	$121,875	$633,801	$(51,072)	$(282,693)	$422,387
Grant of restricted stock awards	—		22	—	—	—	—	—	—	—	—
Stock option exercises	(15)	(a)	17	—	—	—	381	—	—	(404)	(23)
Retirement of treasury shares	15	(a)	(15)	—	—	—	(404)	—	—	404	—
Purchases of treasury stock	(287)		—	—	—	—	—	—	—	(7,427)	(7,427)
Share-based compensation	—		—	—	—	—	2,067	—	—	—	2,067
Net income (loss)	—		—	—	—	—	—	35,093	—	—	35,093
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	10,290	—	10,290
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,579)	—	—	(4,579)
Balance, June 30, 2025	(19,669)		47,596	10	$476	$—	$123,919	$664,315	$(40,782)	$(290,120)	$457,808
Grant of restricted stock awards	—		325	—	3	—	(3)	—	—	—	—
Stock option exercises	(550)	(a)	693	—	7	—	11,657	—	—	(14,013)	(2,349)
Retirement of treasury shares	550	(a)	(550)	—	(5)	—	(14,008)	—	—	14,013	—
Purchases of treasury stock	(347)		—	—	—	—	—	—	—	(8,074)	(8,074)
Share-based compensation	—		—	—	—	—	2,498	—	—	—	2,498
Net income (loss)	—		—	—	—	—	—	39,830	—	—	39,830
Other comprehensive income (loss), net of taxes	—		—	—	—	—	—	—	10,027	—	10,027
Declaration of dividends ($0.16 per common share and $0.25 per preferred share)	—		—	—	—	—	—	(4,697)	—	—	(4,697)
Balance, September 30, 2025	(20,016)		48,064	10	$481	$—	$124,063	$699,448	$(30,755)	$(298,194)	$495,043

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

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$338,932	$355,413
Cash flows from investing activities:
Proceeds from sale of property and equipment	313	23
Purchases of property and equipment	(3,561)	(3,361)
Purchases of equity securities	(76,165)	(28,959)
Purchases of available-for-sale debt securities	(360,079)	(319,200)
Proceeds from sales of equity securities	42,662	12,512
Proceeds from sales of available-for-sale debt securities	106,368	66,785
Proceeds from sale of private equity limited partnership	—	11,463
Maturities of available-for-sale debt securities	151,859	151,536
Net cash provided by (used in) investing activities	(138,603)	(109,201)
Cash flows from financing activities:
Debt issuance costs paid	(2,825)	—
Preferred stock dividend	(8)	(8)
Common stock dividend	(13,804)	(13,813)
Purchases of treasury stock inclusive of excise taxes paid	(19,179)	(15,501)
Payments related to tax withholding for share-based compensation	(3,152)	(3,639)
Repayment of debt	(101,103)	(1,103)
Proceeds from issuance of long-term debt	100,000	—
Net cash provided by (used in) financing activities	(40,071)	(34,064)
Cash and cash equivalents and restricted cash and cash equivalents:
Net increase (decrease) during the period	160,258	212,148
Balance, beginning of period	477,838	262,076
Balance, end of period	$638,096	$474,224
The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$569,461	$408,868
Restricted cash and cash equivalents (1)	68,635	68,970
Total cash and cash equivalents and restricted cash and cash equivalents	$638,096	$477,838
(1)See “—Note 5 (Insurance Operations)” for a discussion of the nature of the restrictions for restricted cash and cash equivalents and “Note 14
(Variable Interest Entities)” for a discussion of restricted cash held in a trust account.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations
Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “the Company”) is a Delaware corporation incorporated in 1990. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution, and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC,” and together with UPCIC, the “Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance offered in 19 states as of September 30, 2026, including Florida, which comprises the majority of the Company’s policies in force. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.
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
Basis of Presentation and Consolidation
The Company has prepared the accompanying unaudited Financial Statements in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, the Financial Statements do not include all of the information and footnotes required by GAAP for annual financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 27, 2026. The Condensed Consolidated Balance Sheet at December 31, 2025, was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s primary use of estimates is in the recognition of unpaid losses, LAE, subrogation recoveries, and reinsurance recoveries. Actual results could differ from those estimates.
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2025.

NOTE 3 - INVESTMENTS
Available-for-Sale Securities
The following table provides the amortized cost and fair value of available-for-sale debt securities as of the dates presented (in thousands):

	September 30, 2026
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$30,621	$—	$—	$(1,144)	$29,477
Corporate bonds	975,594	(1,469)	115	(51,752)	922,488
Mortgage-backed and asset-backed securities	552,124	(2)	401	(39,045)	513,478
Municipal bonds	10,381	(2)	—	(966)	9,413
Total	$1,568,720	$(1,473)	$516	$(92,907)	$1,474,856

	December 31, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$28,560	$—	$248	$(243)	$28,565
Corporate bonds	962,761	(568)	7,860	(24,730)	945,323
Mortgage-backed and asset-backed securities	452,405	—	3,726	(20,370)	435,761
Municipal bonds	15,157	(1)	11	(897)	14,270
Redeemable preferred stock	7,262	(62)	48	(139)	7,109
Total	$1,466,145	$(631)	$11,893	$(46,379)	$1,431,028
The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	September 30, 2026		December 31, 2025
Average Credit Ratings	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
AAA	$496,026	33.7%	$452,520	31.6%
AA	243,570	16.5%	238,705	16.7%
A	396,938	26.9%	431,545	30.2%
BBB	302,503	20.5%	298,976	20.9%
No Rating Available	35,819	2.4%	9,282	0.6%
Total	$1,474,856	100.0%	$1,431,028	100.0%
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

The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities:
Agency	$279,049	$249,089	$248,661	$235,255
Non-agency	90,059	84,154	64,301	60,580
Asset-backed securities:
Auto loan receivables	78,743	78,177	60,011	60,626
Credit card receivables	4,166	4,142	5,437	5,514
Other receivables	100,107	97,916	73,995	73,786
Total	$552,124	$513,478	$452,405	$435,761
The following tables summarize available-for-sale debt securities, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, for which no allowance for expected credit losses has been recorded as of the dates presented (in thousands):

	September 30, 2026
	Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	$27,787	$(860)	$1,690	$(284)
Corporate bonds	143,001	(7,089)	181,712	(16,304)
Mortgage-backed and asset-backed securities	347,356	(13,117)	133,204	(25,895)
Municipal bonds	2,265	(159)	4,889	(638)
Total	$520,409	$(21,225)	$321,495	$(43,121)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
U.S. government obligations and agencies	$2,585	$(4)	$1,735	$(239)
Corporate bonds	27,363	(103)	223,610	(13,306)
Mortgage-backed and asset-backed securities	41,071	(293)	154,470	(20,076)
Municipal bonds	1,815	(16)	8,207	(671)
Redeemable preferred stock	—	—	92	(54)
Total	$72,834	$(416)	$388,114	$(34,346)
Unrealized losses on available-for-sale debt securities in the above table as of September 30, 2026, have not been recognized into income as credit losses because the issuers are of high credit quality (investment grade securities), management does not intend to sell nor do they believe it is more likely than not it will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There were no material factors impacting any one category or specific security requiring an accrual for credit loss. The issuers continue to make principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.
The table of expected credit losses below presents the beginning and ending balances, along with the provision for or reversal of credit loss expenses, categorized by security type. This information pertains to available-for-sale debt securities that are in an unrealized loss position, necessitating a credit allowance (in thousands):

	Corporate Bonds	Mortgage-Backed and Asset-Backed Securities	Municipal Bonds	Redeemable Preferred Stock	Total
Balance, December 31, 2024	$894	$—	$3	$121	$1,018
Provision for (or reversal of) credit loss expense	(326)	—	(2)	(59)	(387)
Balance, December 31, 2025	568	—	1	62	631
Provision for (or reversal of) credit loss expense	901	2	1	(62)	842
Balance, September 30, 2026	$1,469	$2	$2	$—	$1,473
Refer to “Part II, Item 8—Note 2 (Summary of Significant Accounting Policies)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for details of accounting policies and reporting in the condensed consolidated financial statements associated with available-for-sale debt securities and allowance for credit losses.
The following table presents the amortized cost and fair value of investments with maturities as of the date presented (in thousands):

	September 30, 2026
	Amortized Cost	Fair Value
Due in one year or less	$190,872	$189,408
Due after one year through five years	777,881	738,337
Due after five years through ten years	556,443	509,477
Due after ten years	43,524	37,634
Total	$1,568,720	$1,474,856
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
The following table provides certain information related to available-for-sale debt securities and equity securities, during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$67,417	$103,067	$258,227	$218,321
Equity securities	$5,167	$9,066	$42,662	$12,512
Other investments	$—	$—	$—	$11,463
Gross realized gains on sale of securities:
Available-for-sale debt securities	$110	$263	$386	$320
Equity securities	$1,146	$193	$8,958	$1,177
Other investments	$—	$—	$—	$6,669
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(283)	$(800)	$(1,878)	$(1,180)
Equity securities	$—	$—	$(4,502)	$(2,065)

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Available-for-sale debt securities	$14,924	$12,492	$43,172	$34,826
Equity securities	942	969	2,905	2,698
Cash and cash equivalents (1)	6,332	5,471	17,082	15,924
Other (2)	165	161	497	485
Total investment income	22,363	19,093	63,656	53,933
Less: Investment expenses (3)	(885)	(756)	(2,478)	(2,278)
Net investment income	$21,478	$18,337	$61,178	$51,655

(1)	Includes interest earned on restricted cash and cash equivalents.
(2)	Includes investment income earned on real estate investments.
(3)	Includes custodial fees, investment accounting and advisory fees, and expenses associated with real estate investments.
Equity Securities
The following table provides the unrealized gains and (losses) recognized for the periods presented on equity securities still held at the end of the reported period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unrealized gains (losses) recognized during the reported period on equity securities still held at the end of the reported period	$(2,907)	$1,409	$(2,188)	$1,589
Investment Real Estate
Investment real estate consisted of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2026	2025
Income Producing:
Investment real estate	$7,433	$7,426
Less: Accumulated depreciation	(2,117)	(1,963)
Investment real estate, net	$5,316	$5,463
The following table provides the depreciation expense related to investment real estate for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense on investment real estate	$51	$50	$153	$200
Other Investments
The Company has ownership interests in limited partnerships that are not registered or readily tradable on a securities exchange. These partnerships are with private equity funds managed by general partners who make decisions with regard to financial policies and operations. As such, the Company is not the primary beneficiary and does not consolidate these partnerships.

The fair value of the Company's investments in certain private equity funds is determined using Net Asset Value (“NAV”). The timing of the delivery of the funds’ financial statements and financial information is on a three-month lag which results in a three-month delay in the recognition of our share of the change in NAV. As this is the best information available, it is used for the estimate of the net asset value as well as the fair value, unless conditions have changed significantly in the economy or securities markets. In such a case, we will adjust our estimate with assistance from the general partner(s).
During the quarter ended September 30, 2026, the general partner of one of the private equity limited partnerships in which the Company holds an investment reported at net asset value announced a definitive agreement for the sale of the fund’s underlying portfolio company. The transaction is expected to close within the next six months, subject to customary regulatory approvals and closing conditions. Upon completion of the sale, the Company anticipates receiving a distribution from the partnership representing its pro-rata share of the net sale proceeds. The fair value of the Company’s interest in this fund was $3.4 million as of September 30, 2026, estimated using the net asset value per share of the investment. Due to the announced sale representing a significant change in conditions, the Company made an off-cycle adjustment to its standard three-month lag estimate, with assistance from the general partner.
The fair value of the other investments reported at net asset value consisted of the following as of the date presented (in thousands):

	As of September 30, 2026
	Fair Value (a)	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
Investments in private equity limited partnerships - Net Asset Value (a)	$8,099	$—	N/A	N/A
Total	$8,099	$—
(a)This class includes private equity funds that have invested in cybersecurity and space launch companies, which are subject to a contractual restriction on the transfer or sale by the Company prior to liquidation or dissolution of the partnership agreement by the general partner. Distributions are received through liquidation of the underlying assets of the fund. The fair value of these assets has been estimated using the net asset value per share of investments. It is estimated that these investments will be liquidated over six months to eight years.

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

The following table provides the unrealized gains (losses) recognized for the periods presented on investment in private equity limited partnerships still held at the end of the reported period (in thousands):

	Three Months Ended September 30,
	2026	2025
Unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships reported at net asset value still held at the end of reported period	$(3,056)	$(29)
Total unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships still held at the end of the reported period	$(3,056)	$(29)

	Nine Months Ended September 30,
	2026	2025
Unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships reported at net asset value still held at the end of reported period	$(2,594)	$(18)
Total unrealized gains (losses) recognized during the reported period on investments in private equity limited partnerships still held at the end of the reported period	$(2,594)	$(18)
The unrealized gains (losses) on these investments are recognized in net change in unrealized gains (losses) on investments in the Condensed Consolidated Statements of Income. Certain private equity limited partnership investments reported at fair value were sold during the second quarter of 2025. The Company’s net cumulative contributed capital to private equity limited partnerships reported at net asset value was $5.0 million at September 30, 2026, and December 31, 2025.
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
The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of September 30, 2026			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services, Inc.	Moody’s Investors Service, Inc.	September 30, 2026	December 31, 2025
Various Lloyd’s of London Syndicates (1)	A+	AA-	N/A	$47,269	$75,742
Florida Hurricane Catastrophe Fund “FHCF” (2)	N/A	N/A	N/A	—	69,734
Markel Bermuda Ltd.	A	A+	A	—	38,569
Everest Reinsurance Co.	A+	A+	A	—	22,041
Renaissance Reinsurance Ltd.	A+	A+	A	—	20,875
DaVinci Reinsurance Ltd.	A	A+	A	—	18,799
Total (3)				$47,269	$245,760
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
The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended September 30,
	2026			2025
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$608,878	$556,724	$261,203	$592,774	$534,106	$256,165
Ceded	(676)	(153,528)	(715)	(424)	(174,430)	(3,886)
Net	$608,202	$403,196	$260,488	$592,350	$359,676	$252,279

	Nine Months Ended September 30,
	2026			2025
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
Direct	$1,736,739	$1,632,951	$735,171	$1,656,572	$1,570,788	$766,825
Ceded	(613,800)	(495,580)	(2,025)	(697,499)	(495,198)	(3,686)
Net	$1,122,938	$1,137,371	$733,146	$959,073	$1,075,590	$763,139
The following prepaid reinsurance premiums and reinsurance recoverable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid reinsurance premiums	$409,251	$291,031
Reinsurance recoverable on paid losses and LAE	$24,531	$18,574
Reinsurance recoverable on unpaid losses and LAE	132,507	214,344
Reinsurance recoverable	$157,038	$232,918
NOTE 5 - INSURANCE OPERATIONS
Deferred Policy Acquisition Costs
The Company defers certain costs incurred in connection with written premiums, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.
The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
DPAC, beginning of period	$135,222	$125,221	$128,564	$121,178
Capitalized Costs	77,067	70,118	212,764	194,546
Amortization of DPAC	(67,583)	(62,681)	(196,622)	(183,066)
DPAC, end of period	$144,706	$132,658	$144,706	$132,658
Regulatory Requirements and Restrictions
The Insurance Entities are subject to regulations and standards of the Florida Office of Insurance Regulation (“FLOIR”). The Insurance Entities are also subject to regulations and standards of regulatory authorities in other states where they are licensed, although as Florida-domiciled insurers, their principal regulatory authority is the FLOIR. These standards and regulations include a requirement that the Insurance Entities maintain specified levels of statutory capital and surplus and restrict the timing and amount of dividends and other distributions that may be paid by the Insurance Entities to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned funds of the regulated insurance company subsidiary and are limited based on the subsidiary insurer’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by the Insurance Entities to their immediate parent company, Protection Solutions, Inc. (“PSI”), without prior regulatory approval is limited by the provisions of the Florida Insurance Code. These dividends are referred to as “ordinary dividends.” However, if the dividend, together with other dividends paid within the preceding 12 months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.
No dividends were paid to PSI by the Insurance Entities during the nine months ended September 30, 2026, or the year ended December 31, 2025. As of both dates, UPCIC did not meet the threshold for capacity to pay ordinary dividends; APPCIC met the regulatory threshold but did not declare or pay any dividend.
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

	September 30, 2026	December 31, 2025
Statutory capital and surplus
UPCIC	$510,156	$475,952
APPCIC	$35,328	$33,142
Ten percent of total liabilities
UPCIC	$191,748	$170,473
APPCIC	$3,162	$2,664
As of the dates in the table above, the Insurance Entities each exceeded the minimum statutory capitalization requirement. The Insurance Entities also met the capitalization requirements of the other states in which they are licensed as of September 30, 2026.
The following table summarizes the unaudited combined net income (loss) for the Insurance Entities determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Combined net income (loss)	$7,110	$(21,609)	$38,289	$25,335
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
The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	September 30, 2026	December 31, 2025
Restricted cash and cash equivalents
Florida	$1,800	$1,800
Georgia	35	35
North Carolina	800	800
Virginia	—	335
Total	$2,635	$2,970

Investments
Hawaii	$—	$2,958
Massachusetts	129	130
South Carolina	133	139
Virginia	323	339
Total	$585	$3,566

NOTE 6 – LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$633,613	$765,855	$680,712	$959,291
Less: Reinsurance recoverables	(154,462)	(336,627)	(214,344)	(561,936)
Net balance at beginning of period	479,151	429,228	466,368	397,355
Incurred related to:
Current year	260,488	248,367	733,146	759,156
Prior years	—	3,912	—	3,983
Total incurred	260,488	252,279	733,146	763,139
Paid related to:
Current year	203,847	169,552	436,168	377,862
Prior years	52,220	87,721	279,774	358,398
Total paid	256,067	257,273	715,942	736,260
Net balance at end of period	483,572	424,234	483,572	424,234
Plus: Reinsurance recoverables	132,507	258,355	132,507	258,355
Balance at end of period	$616,079	$682,589	$616,079	$682,589
During the nine months ended September 30, 2026, the liability for unpaid losses and loss adjustment expenses, prior to reinsurance, decreased by $64.6 million from $680.7 million as of December 31, 2025, to $616.1 million as of September 30, 2026. The decrease was principally the result of the settlement of Hurricanes Debby, Helene and Milton claims, claims from other prior hurricanes, and claims from prior accident years.
During the three and nine months ended September 30, 2026, there was no prior year development, and $3.9 million and $4.0 million of prior year development in the three and nine months ended September 30, 2025, respectively.
NOTE 7 – DEBT
Total debt consists of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2026	2025
Debt, current portion
Surplus note	$—	$1,103
5.625% Senior unsecured notes	—	100,000
Long-Term Debt
7.75% Senior unsecured notes	100,000	—
Total principal amount	100,000	101,103
Less: unamortized debt issuance costs	(2,664)	(622)
Total debt, net	$97,336	$100,481
Surplus Note
On November 9, 2006, UPCIC entered into a $25.0 million surplus note (“Surplus Note”) with the State Board of Administration of Florida (“SBA”) under Florida’s Insurance Capital Build-Up Incentive Program. The Surplus Note has a 20-year term and accrues interest that adjusts quarterly based on the 10-year Constant Maturity Treasury Index. The Surplus Note carrying amount was included in UPCIC’s statutory capital and surplus throughout its term. On September 21, 2026, UPCIC made the final payment of principal and accrued interest on the Surplus Note. The Surplus Note bore interest at the effective rate of 4.10% in the nine-month period ended September 30, 2026, and at the effective interest rate of 5.35% for the year ended December 31, 2025.
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
On June 17, 2026, the Company redeemed the full $100.0 million principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. In connection with the redemption, the Company wrote off $295 thousand of unamortized debt issuance costs, which was recognized as a loss on debt extinguishment as part of interest and amortization of debt issuance costs in the condensed consolidated statements of income.
2031 Notes
On June 16, 2026, the Company issued $100.0 million of 7.75% Senior Unsecured Notes due June 30, 2031 (the “2031 Notes”) to certain institutional accredited investors and qualified institutional buyers. The 2031 Notes were issued in a private placement and later exchanged in September 2026 for registered notes with identical financial terms. The Company used the net proceeds for general corporate purposes, including to fund the redemption of the 2026 Notes discussed above. Debt issuance costs totaling $2.8 million were capitalized and will be amortized over the term of the 2031 Notes.
The 2031 Notes bear interest at 7.75% per year, subject to adjustment if the rating assigned to the 2031 Notes is downgraded or subsequently upgraded. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, beginning December 30, 2026. The Company may redeem the 2031 Notes, in whole or in part, at specified redemption prices plus accrued and unpaid interest. The 2031 Notes include covenants and default provisions, and as of September 30, 2026, the Company was in compliance with all applicable covenants, including financial covenants.
The 2031 Notes are unsecured senior obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company. The 2031 Notes rank equally in right of payment with the Unsecured Revolving Facility described below.
Unsecured Revolving Facility
On May 29, 2026, the Company entered into a committed and unsecured $50.0 million revolving credit line with JPMorgan Chase Bank, N.A., which succeeded the prior $50.0 million facility dated May 30, 2025. The credit facility matures on May 28, 2027, 364 days after inception, is subject to annual renewal, and bears interest on outstanding borrowings at the prime rate plus 2.0%. The Company pays an annual commitment fee of 0.375% of the unused portion of the commitment. As of September 30, 2026, there were no outstanding borrowings under the facility, and the Company was in compliance with all applicable financial and other covenants.

Interest Expense
The following table provides interest expense related to debt during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest Expense:
Surplus note	$4	$20	$24	$73
5.625% Senior unsecured notes	—	1,406	2,605	4,219
7.75% Senior unsecured notes	1,938	—	2,260	—
Non-cash expense (1)	139	177	782	531
Total	$2,081	$1,603	$5,671	$4,823
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
NOTE 8 – STOCKHOLDERS’ EQUITY
From time to time, the Company’s Board of Directors may authorize share repurchase programs under which the Company may repurchase shares of the Company’s common stock in the open market. The following table presents repurchases of the Company’s common stock for the periods presented (in thousands, except total number of shares repurchased and per share data):

			Total Number of Shares			Average
			Repurchased During the		Aggregate	Price Per	Plan
		Dollar Amount	Nine Months Ended September 30,		Purchase	Share	Completed or
Date Authorized	Expiration Date	Authorized	2026	2025	Price	Repurchased	Expired
January 7, 2026	January 8, 2028	$20,000	499,170	—	$18,880	$37.82
May 1, 2025	May 1, 2027	$20,000	6,105	—	$216	$35.31	March 2026
May 1, 2025	May 1, 2027	$20,000	—	527,733	$12,914	$24.47	March 2026
March 12, 2024	March 11, 2026	$20,000	—	106,189	$2,586	$24.35	May 2025
See the “Condensed Consolidated Statements of Stockholders’ Equity” for a roll-forward of treasury shares.
NOTE 9 – INCOME TAXES
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods. The Company assesses its ability to realize the deferred tax assets on a quarterly basis, and it establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. As of September 30, 2026, the Company determined that it did not need a valuation allowance on gross deferred tax assets.

The effective tax rate for the three months ended September 30, 2026, was 25.1% compared with 24.5% for the three months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026, was 25.1% compared with 24.7% for the nine months ended September 30, 2025. The provision for income taxes differed from the statutory rate as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected provision at federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increases (decreases) resulting from:
State income tax, net of federal tax benefit	2.8%	2.7%	2.8%	2.7%
Disallowed compensation	1.3%	0.8%	1.2%	1.1%
Equity compensation shortfall (excess)	(0.3)%	—%	(0.2)%	—%
Nondeductible expenses	0.2%	0.2%	0.2%	0.2%
Dividend received deduction	(0.1)%	(0.2)%	(0.1)%	(0.2)%
Other, net	0.2%	—%	0.2%	(0.1)%
Total	25.1%	24.5%	25.1%	24.7%
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
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings (loss) per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator for EPS:
Net income (loss)	$52,509	$39,830	$165,988	$116,362
Less: Preferred stock dividends	(3)	(3)	(8)	(8)
Income (loss) available to common stockholders	$52,506	$39,827	$165,980	$116,354
Denominator for EPS:
Weighted average common shares outstanding	27,607	27,851	27,546	27,971
Plus: Assumed conversion of share-based compensation (1)	1,553	932	1,397	907
Assumed conversion of preferred stock	25	25	25	25
Weighted average diluted common shares outstanding	29,185	28,808	28,968	28,903
Basic earnings (loss) per common share	$1.90	$1.43	$6.03	$4.16
Diluted earnings (loss) per common share	$1.80	$1.38	$5.73	$4.03

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

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended September 30,
	2026			2025
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(45,691)	$(11,143)	$(34,548)	$12,752	$3,128	$9,624
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	174	44	130	537	134	403
Other comprehensive income (loss)	$(45,517)	$(11,099)	$(34,418)	$13,289	$3,262	$10,027

	Nine Months Ended September 30,
	2026			2025
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(59,400)	$(14,494)	$(44,906)	$42,096	$10,332	$31,764
Less: Reclassification adjustments for (gains) losses realized in net income (loss)	1,493	374	1,119	860	213	647
Other comprehensive income (loss)	$(57,907)	$(14,120)	$(43,787)	$42,956	$10,545	$32,411
The following table provides the reclassification adjustments for gains (losses) out of accumulated other comprehensive income (loss) for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unrealized gains (losses) on available-for-sale debt securities	$(174)	$(537)	$(1,493)	$(860)	Net realized gains (losses) on investments
Related tax (expense) benefit	44	134	374	213	Income tax expense (benefit)
Total reclassification for the period	$(130)	$(403)	$(1,119)	$(647)	Net of tax
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The Company’s reinsurance commitments generally run from June 1st of the current year to May 31st of the following year. Certain of the Company’s reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1st to May 31st contract period are recorded as “Reinsurance payable, net” in the Condensed Consolidated Balance Sheets. Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $87.8 million in 2027; and (2) $63.6 million in 2028.
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
The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities:
U.S. government obligations and agencies	$—	$29,477	$—	$29,477
Corporate bonds	—	922,488	—	922,488
Mortgage-backed and asset-backed securities	—	513,478	—	513,478
Municipal bonds	—	9,413	—	9,413
Equity Securities:
Common stock	50,276	—	—	50,276
Mutual funds	67,434	—	—	67,434
Total assets accounted for at fair value	$117,710	$1,474,856	$—	$1,592,566
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as part of:
Other investments				$8,099
Total assets at fair value				$1,600,665

	Fair Value Measurements
	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities:
U.S. government obligations and agencies	$—	$28,565	$—	$28,565
Corporate bonds	—	945,323	—	945,323
Mortgage-backed and asset-backed securities	—	435,761	—	435,761
Municipal bonds	—	14,270	—	14,270
Redeemable preferred stock	—	7,109	—	7,109
Equity Securities:
Common stock	37,509	—	—	37,509
Mutual funds	47,911	—	—	47,911
Total assets accounted for at fair value	$85,420	$1,431,028	$—	$1,516,448
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as part of:
Other investments				$10,693
Total assets at fair value				$1,527,141

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	As of
	September 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities (debt):
Surplus note (1)	$—	$—	$1,103	$1,081
5.625% Senior unsecured notes (2)	—	—	100,000	98,469
7.75% Senior unsecured notes (2)	100,000	99,463	—	—
Total debt	$100,000	$99,463	$101,103	$99,550

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
NOTE 14 – VARIABLE INTEREST ENTITIES
The Company has established a captive reinsurance arrangement to provide the Insurance Entities with catastrophe reinsurance protection. This annual contract has been in effect since 2020. The Company engages Mangrove Risk Solutions Bermuda Ltd. (formerly known as Isosceles Insurance Ltd.) acting in respect of “Separate Account UVE-01,” as its captive reinsurance provider. This entity is considered a VIE in the normal course of business, and the Company consolidates the VIE as the Company is the primary beneficiary. Further details regarding the methodology and significant inputs used to evaluate the consolidation of a VIE can be found in “Part II, Item 8—Note 2 (Summary of Significant Accounting Policies)” of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
The following table presents, on a consolidated basis, the balance sheet classification and exposure of restricted cash held in a reinsurance trust account, which can be used only to settle specific reinsurance obligations of the VIE as of the dates presented (in thousands):

	As of
	September 30, 2026	December 31, 2025
Restricted cash and cash equivalents	$66,000	$66,000

NOTE 15 – SEGMENT INFORMATION
The Company is a holding company that offers homeowners insurance policies to customers in states where it is properly licensed and authorized to operate. The Company and its subsidiaries operate as an integrated business, functioning under a single segment. This approach encompasses the management strategy, internal organizational structure, and decision-making processes. The Company’s Chief Executive Officer (CEO) is the Chief Operating Decision Maker (CODM) and evaluates the entire business as a unified entity for resource allocation and performance assessment. The accounting policies of the single segment are the same as those described in “Part II, Item 8—Note 2 (Summary of Significant Accounting Policies)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
NOTE 16 – SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date the condensed consolidated financial statements were issued and determined that no subsequent events occurred that require adjustment to, or additional disclosure in, the condensed consolidated financial statements as of September 30, 2026, other than the matter described below.
On October 9, 2026, Hurricane Isaias, a category 2 storm, made landfall in Florida’s panhandle affecting homeowners in its path and surrounding areas, including policyholders of our Insurance Entities. This event occurred after the balance sheet date but before issuance of these financial statements. As the underlying conditions arose after September 30, 2026, Hurricane Isaias is a nonrecognized subsequent event, and no related loss reserves, reinsurance recoverables, or other effects have been recognized in the accompanying unaudited condensed consolidated financial statements.
The Company’s preliminary assessment indicates that losses from Hurricane Isaias are expected to exceed the Insurance Entities’ $45 million per-occurrence retention but may remain below the Company’s $111 million consolidated catastrophe retention. The consolidated VIE captive provides up to $66 million of coverage, reducing the Insurance Entities’ retention to $45 million. On

September 30, 2026, the VIE captive held $66 million in restricted cash in trust and had no loss-related liabilities. Although ultimate gross and net losses cannot yet be reasonably estimated, the financial effects are expected to be recognized in the fourth quarter of 2026.
On October 29, 2026, the Board of Directors authorized the repurchase of an additional $20.0 million of our common stock under the January 2028 Share Repurchase Program (as defined below). Repurchases may be made from time to time, including through open-market purchases, at management’s discretion and subject to market and other conditions.

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

OVERVIEW
We are a vertically integrated insurance holding company focused primarily on personal residential homeowners insurance. Our insurance subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and, together with UPCIC, the “Insurance Entities”), write homeowners and related property insurance through appointed independent agents and online distribution channels across 19 states. Our vertically integrated operating model includes the Insurance Entities and affiliated service companies that support key aspects of the insurance value chain, including product design, distribution, underwriting, risk management, claims administration and other operational functions. This structure supports the Company’s operations by integrating key insurance and service functions, promoting consistent execution and providing operating and claims information that facilitates underwriting, pricing and claims decisions, and can enhance holding company liquidity. This liquidity is a primary source of capital available to support the Insurance Entities when needed, subject to the considerations described in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K.

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

During 2026, we continued to pursue disciplined growth in Florida and other states where market conditions support attractive risk-adjusted returns. In Florida, the combination of improved claim and litigation trends attributable to the 2022 statutory reforms, increased product availability, and a more competitive authorized market supported our decision to expand new homeowners’ writings in most territories, introduce additional coverage options and adjust rates, resulting in an overall average rate decrease. Outside of Florida, we continued to refine the Insurance Entities’ rates, coverage offerings and underwriting criteria in response to inflation, weather risk, reinsurance costs and other market conditions. These actions are intended to foster profitable growth while maintaining underwriting discipline and managing geographic and catastrophe exposure.

Although Florida represented approximately 70.7% of direct premiums written for the nine months ended September 30, 2026, it represented approximately 46.2% of total insured value as of September 30, 2026. This difference reflects the higher premium levels associated with Florida’s catastrophe exposure, reinsurance costs and market conditions. These metrics demonstrate that the Company maintains meaningful insured exposure outside Florida while selectively pursuing growth opportunities in its largest market. Management seeks to balance profitable growth, underwriting performance, geographic diversification and catastrophe risk across its multi-state homeowners insurance platform.

Looking ahead, management expects business trends to be shaped by competition for new business and policy growth, retention rates for renewal business, the impact of rate changes, insured-value growth, claim frequency and severity, reinsurance costs, and operating efficiency. In Florida, market improvements due to statutory reforms in 2022 have resulted in increased competition and are moderating or reducing pricing. Although increased competition can affect renewal retention rates, this effect is offset by a broader underwriting appetite for new business opportunities and by improved claim trends. Outside of Florida, we expect to continue expanding selectively as we develop agent relationships, refine pricing and underwriting criteria and gain market experience. The pace and profitability of growth will depend on competitive conditions in these markets and whether expected returns continue to meet our underwriting objectives after considering catastrophe exposure and reinsurance costs.

Capital Requirements

The Insurance Entities’ capital requirements are influenced by market conditions, catastrophe exposure and events, business expansion, changes in insured values, reinsurance costs, rating agency requirements and regulatory requirements. These factors may increase the amount of capital needed to support policyholder obligations, underwriting capacity and planned growth. Historically, the Company has met these needs through holding company resources, operating results and distributions from the service companies, and debt capital-raising activities. Management expects to continue evaluating the timing, amount and form of capital support based on the Insurance Entities’ operating performance, growth opportunities, catastrophe exposure and overall capital position. Accordingly, management considers the availability and cost of capital, including potential debt financing and distributions from subsidiaries, when evaluating the pace of business expansion and the capital resources available to the Insurance Entities.

Regulatory oversight of the Insurance Entities extends to transactions and arrangements with the affiliated service companies that are part of our vertically integrated group. We continue to observe increased political and regulatory focus on affiliate relationships, protection of policyholders, and transparency of intercompany transactions. This could affect the timing, structure, terms or availability of transactions between the holding company, the Insurance Entities and other affiliates, including distributions and other sources of capital support.

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

Trends and Geographical Distribution
Florida Trends
Regulatory Environment
We seek to achieve long-term rate adequacy and underwriting profitability while managing risk through market cycles and pursuing opportunities that meet our risk-adjusted return objectives. We currently write insurance policies in 19 states and evaluate each market based on factors including rate adequacy, expected loss and LAE, reinsurance costs, catastrophe exposure, regulatory conditions, and competitive dynamics. Although a majority of our policies cover properties in Florida, our business in other states continues to grow as a percentage of our total policies in force and premium volume. We use this multi-state platform to pursue profitable growth while maintaining underwriting discipline and managing concentration risk.

Our ability to write and retain policies is influenced by local, national and global factors, with state regulatory requirements playing a significant role in our underwriting appetite, pricing flexibility, product design and growth opportunities. The Florida personal residential insurance market has undergone significant transition following a series of legislative changes enacted in December 2022 to address prior market disruption. We evaluate the continuing effects of these changes, together with competitive, claims and economic conditions, when determining where and how to deploy underwriting capacity.

Prior to the 2022 reforms, litigation activity and reinsurance costs contributed to capacity constraints among authorized insurers and significant growth in Citizens, Florida’s statutorily created insurer that generally is intended to be the state’s market of last resort. Since the reforms, however, the Florida residential property insurance market has steadily improved, as reflected in moderating rate levels, increased product availability and competition, and a substantial reduction in Citizens’ policy count. The durability and long-term effect of these improvements remain uncertain as political developments, policymaker and public concerns regarding inflation and the cost of living, and economic factors beyond insurers’ control could reduce the reforms’ perceived benefits or lead to legislative proposals to alter or repeal them. Any such changes could affect claim and litigation trends, insurance costs, product availability and the attractiveness of future growth in Florida.

Competition
Improved claim trends since the statutory reforms and broader participation by authorized insurers have increased the range of Florida opportunities that may meet our underwriting objectives. We intend to expand in Florida selectively by territory and policy type based on expected risk-adjusted returns and catastrophe exposure. The Florida residential property insurance market is now characterized by heightened competition, broader product availability and greater consumer choice. The Insurance Entities continue to maintain strong policyholder retention while competing for new business through rate filings providing for average rate decreases, expanded coverage and pricing options, refined underwriting criteria and a broader appetite across territories and policy types. These actions are intended to support profitable growth and strengthen the Insurance Entities’ competitive position while maintaining underwriting discipline and managing catastrophe exposure.

Approximately 20 new insurers have entered the Florida market in recent years and established insurers have increased their writings. This greater participation by authorized insurers has increased coverage and pricing options for consumers, contributed to declining average rate levels and supported the reduction in Citizens’ policy count. In response, the Insurance Entities have reduced rates for three consecutive years, adjusted underwriting criteria, and targeted additional territories, policy types and coverage options to support profitable growth. During 2026, management also launched targeted commission incentives for appointed agencies to compete for new business and increase awareness of the Company’s products and appetite across its agency network. These strategic efforts have produced positive results by improving the Insurance Entities’ competitive position and expanding opportunities to write business that meets their underwriting objectives. At the same time, continued competition may affect new business volumes, policyholder retention, pricing and the pace of future growth.

Other states have experienced less disruption than Florida and generally present a high but stable degree of competition. In these markets, the Insurance Entities often compete with national or regional insurers that have greater local experience, established distribution relationships, and longstanding market presence. Our approach is therefore to develop relationships with independent agents, refine rates and underwriting criteria as we gain market experience, and expand gradually where expected returns meet our objectives. This measured approach has allowed our business outside Florida to increase steadily as a percentage of our overall business while supporting geographic diversification and disciplined deployment of capital.

Claims
The Insurance Entities’ loss and LAE experience on Florida claims has improved significantly for policies written after the statutory reforms. This improvement is attributable to reduced incentives for policyholders, vendors and their representatives to pursue questionable, inflated and litigated claims. In addition, the Company’s initiatives and enhanced claim-handling standards have resulted in faster claim-handling times, process improvements and greater customer satisfaction. These trends support the Company’s ability to evaluate additional growth opportunities in Florida, although the Company continues to monitor the potential impacts of weather activity, claim frequency and severity, inflation and changes in the legal and regulatory environment on its growth appetite.

The Company continues to incur higher costs associated with claims arising under pre-reform laws. However, these claims represent a declining exposure and are not indicative of current claim and litigation trends. Some remaining legacy claims may be resolved only through litigation and therefore may remain pending for months or longer. Accordingly, the timing and cost of resolving these claims may continue to create variability in reported results even as the underlying claims environment improves.

The Company increasingly uses video and other technology to facilitate review of damaged property, shorten claim-handling times and improve efficiency in the claims process. As technologies evolve, the Company evaluates and implements enhancements intended to streamline workflows, support claim administration, and improve the customer experience. These capabilities may also improve the timeliness and quality of claims data used to assess loss trends and inform underwriting and pricing decisions.

Across the United States, third-party financing contributes to the expansion of claims litigation and vendors’ efforts to solicit claims. Some states have enacted laws intended to curtail or require disclosure of litigation financing, while Florida, our largest market, does not currently have such laws. Although the effect of vendor-related and litigation financing on losses, LAE and premiums is difficult to quantify, these activities may affect claim frequency, severity and settlement patterns. We consider these trends when evaluating loss expectations, rate adequacy and underwriting opportunities across our markets.

Other Trends
Economic Conditions
Our business is affected by evolving domestic and global economic conditions, including tariffs and other inflationary pressures. Inflation and shortages of labor and materials can increase repair and replacement costs, which can contribute to higher claim severity, increased insured property values, and corresponding impacts on premium levels. In turn, this can affect policyholder affordability and obscure otherwise favorable claim and litigation trends. We monitor these factors when evaluating rate adequacy, underwriting criteria, coverage options and growth opportunities across our markets, and we may adjust our strategy as economic conditions develop.

Reinsurance is a central component of our catastrophe risk management and supports the Insurance Entities’ underwriting capacity, capital efficiency and ability to pursue profitable growth. The global reinsurance market generally is not subject to the same degree of product and pricing regulation as the Insurance Entities. Reinsurers therefore can adjust availability, pricing and program structure quickly following significant weather events, changes in loss expectations, capital-market developments or other events. Current reinsurance market conditions are favorable, supported by improved capacity and pricing dynamics. These conditions contributed favorably to the mid-year renewal of our catastrophe reinsurance program and provide a constructive backdrop for our underwriting and growth plans. Although the outlook for the global reinsurance market remains favorable at this time, management continues to monitor market developments because future events can cause conditions to change rapidly and may influence rate needs, underwriting appetite and the pace of business expansion.

Artificial Intelligence and Technology Trends
Data analytics, AI, and other emerging technologies are increasingly affecting how insurers operate and compete for business and how consumers evaluate insurance products. In the residential property insurance market, insurers and other market participants are increasingly using these technologies to evaluate property characteristics, model catastrophe and non-catastrophe risk, support inspection and underwriting processes, triage or estimate claims, detect potentially questionable claim activity and assist with communications. Consumers also increasingly may use AI-enabled search, comparison and advisory tools to evaluate insurers, coverage combinations, deductibles, pricing and other policy features and to identify offerings that meet their preferences. These developments may increase comparison shopping and place greater importance on clear product design, competitive coverage options, digital accessibility and consistent customer and agent experiences. The effectiveness of AI-enabled tools depends on data quality, governance, systems integration, vendor performance and continued human oversight.

As AI becomes more prominent in insurance markets, regulators are continuing to develop and interpret requirements addressing governance, data privacy, cybersecurity, transparency, consumer protection and the use of automated decision-making. These developments are increasing the Company’s compliance, documentation, testing, and oversight activities, as well as associated costs, and may influence the timing and manner in which AI-enabled capabilities are implemented. Regulators also may increasingly use AI and advanced analytics to evaluate filings, market conduct, consumer outcomes and financial and operational information, which could improve the speed and scope of regulatory monitoring and responses to emerging market and business trends. Because Florida remains our largest market and the domiciliary state of our Insurance Entities, evolving regulatory requirements in Florida and broader standards developed by insurance regulators may have a significant influence on our technology strategy. We continue to evaluate these developments as we invest in appropriately governed technologies intended to strengthen analytical capabilities, improve customer and agent experiences and support our response to market opportunities.

Summary of Recent Rate Changes
In October 2025, for Florida, UPCIC implemented new homeowners policy rates for new and renewal business policies, resulting in an average rate decrease of 5.1% compared to previous rates with an effective date of October 16, 2025. These Florida rate changes were implemented under use and file rating laws and subsequently received regulatory approval. In October 2026, UPCIC implemented new homeowners policy rates for new and renewal business policies in Florida, pending regulatory approval, resulting in an average rate decrease of 5.0% compared to previous rates with an effective date of October 16, 2026.
For 2026, the following rate changes for UPCIC have been approved by regulators in states other than Florida:
•Maryland: +4.6%, effective January 6, 2026, for new business and renewal business
•Alabama: +7.9%, effective May 2, 2026, for new business and renewal business

•Georgia: +7.9%, effective May 5, 2026, for new business and renewal business
•Massachusetts: +6.1%, effective May 28, 2026, for new business and renewal business
•North Carolina: +7.5%, effective June 1, 2026, for new business and renewal business
•South Carolina: +6.9%, effective June 10, 2026, for new business and renewal business
•New Jersey: +18.9%, effective July 6, 2026, for new business and renewal business
•Delaware: +9.9%, effective August 13, 2026, for new business and renewal business
•Pennsylvania: +14.9%, effective September 21, 2026, for new business and renewal business
•Illinois: +17.8%, effective October 1, 2026, for new business and renewal business
•Wisconsin: +39.9%, effective October 22, 2026, for new business and renewal business
•Iowa: +9.0%, effective October 24, 2026, for new business and renewal business
•Minnesota: +15.0%, effective November 1, 2026, for new business and renewal business
•New York: +10.0%, effective February 1, 2027, for new business and renewal business
The following rate filings are pending approval by state regulators:
•New Hampshire: +7.9%, the effective date for new and renewal business is pending approval
•Virginia: +15.6%, the effective date for new and renewal business is pending approval
•Maryland: +9.5%, the effective date for new and renewal business is pending approval
•Michigan: +7.5%, the effective date for new and renewal business is pending approval

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
Debt-to-Equity Ratio ― debt, net of issuance costs, including current portion divided by stockholders’ equity. This ratio helps management measure the amount of financing leverage in place in relation to equity and allows investors to evaluate future leverage capacity.
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

REINSURANCE
Reinsurance enables our Insurance Entities to limit potential exposures to catastrophic events. Developing and implementing our reinsurance strategy to adequately protect our policyholders, balance sheet, and Insurance Entities in the event of one or more catastrophes while maintaining efficient reinsurance costs has been our key strategic priority. To limit the Insurance Entities’ potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers and the FHCF. The FLOIR requires the Insurance Entities, like all residential property insurance companies doing business in Florida, to have a certain amount of capital and reinsurance coverage to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. The Insurance Entities’ 2026-2027 catastrophe reinsurance program meets the FLOIR’s requirements, which are based on, among other things, successfully demonstrating cohesive and comprehensive reinsurance coverages that protect the policyholders of our Insurance Entities under a series of stress test catastrophe loss scenarios. Similarly, the Insurance Entities’ 2026-2027 catastrophe reinsurance programs meet the stress test and review requirements of Demotech, Inc., for maintaining Financial Stability Ratings® of “A” (Exceptional) and of Kroll for maintaining insurer financial strength ratings of “A-”.
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
•All States first event tower extends to $2.768 billion with no co-participation in any of the layers, no limitation on loss adjustment expenses and no accelerated deposit premiums.
•Assuming a first event completely exhausts the $2.768 billion tower, the second event exhaustion point would be $1.209 billion.
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
•First event layer of 100% of $66 million in excess of $45 million is established by UVE in a captive insurance arrangement. See “Item 1—Note 14 (Variable Interest Entities).”
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
•For the FHCF Reimbursement Contracts effective June 1, 2026, both UPCIC and APPCIC have continued the election of the 90% coverage level. We estimate the total mandatory FHCF layer will provide approximately $1.53 billion of coverage for UPCIC, which inures to the benefit of the open market coverage secured from private reinsurers and we estimate the total mandatory FHCF layer will provide approximately $26.4 million of coverage for APPCIC, which inures to the benefit of the open market coverage secured from private reinsurers.
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

Reinsurers
The table below provides the A.M. Best and S&P financial strength ratings for each of the largest rated third-party reinsurers in the Insurance Entities’ 2026-2027 reinsurance program:

Reinsurer	A.M. Best	S&P
Florida Hurricane Catastrophe Fund (1)	N/A	N/A
Various Lloyd’s of London Syndicates (2)	A+	AA-
DaVinci Reinsurance Ltd.	A	A+
Renaissance Reinsurance Ltd.	A+	A+
Markel Bermuda Ltd.	A	A+
Everest Reinsurance Co.	A+	A+
(1)No rating is available, because the fund is not rated.
(2)The reinsurer is fully collateralized with a trust agreement.

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
Results of Operations for the three months ended September 30, 2026, or third quarter, are compared to the same period last year, unless stated otherwise.
Highlights for the three months ended September 30, 2026
•The Company continued to execute its expansion strategy in 2026, with direct premiums written increasing 2.7% year over year in the third quarter. Growth reflected selective expansion of the homeowners insurance book in Florida and other attractive markets, supported by disciplined risk selection, rate adequacy, product design, and targeted marketing. Favorable claim and litigation trends and continued investments in operating capabilities provide a strong foundation for sustained, profitable growth. These factors also enhance the Company’s ability to compete in Florida and other states.
•Competition in the Florida market has increased, and the Company continues to refine its market strategy, product development, underwriting rules, and marketing approach to address competitive pressures and support disciplined new business production.
•The lower water-limit policy option introduced in 2025 continues to attract homeowners and was a significant driver of new business production in Florida during 2026.
•The Company launched a new credit-based underwriting homeowners policy in Georgia, targeting the preferred homeowners market through a limited group of key agents and its internal agency, Clovered. The Company is gradually expanding the program and evaluating its performance to inform potential expansion into other markets.
•The lower reinsurance costs announced in the second quarter of 2026 are expected to continue benefiting results as the related costs are recognized ratably over the June 1, 2026 through May 31, 2027 contract period.
•As of September 30, 2026, total policies in force increased 69,723, or 7.9%, to 953,611, compared with September 30, 2025. The increase included 36,558 policies, or 6.5%, in Florida and 33,165 policies, or 10.3%, in other states.
•Net investment income increased $3.1 million, or 17.1%, to $21.5 million in the third quarter of 2026, compared with $18.3 million in the third quarter of 2025, driven by higher book yields and increased invested assets.
•During the three months ended September 30, 2026, the Company repurchased 173,725 shares for $7.4 million at an average price of $42.75 per share. As of September 30, 2026, $1.1 million remains under the share repurchase plan, which expires January 8, 2028.
•The combined ratio was 91.0% for the three months ended September 30, 2026 and 90.8% year to date, compared with 96.4% for the three months ended September 30, 2025 and 96.4% year to date as of September 30, 2025, reflecting operating improvements and reduced loss activity, bolstered by diminished storm activity in 2025 and the first three quarters of 2026.
•Book value per common share was $23.37 at September 30, 2026, compared to $19.67 at December 31, 2025, an increase of 18.8%.
•On July 8, 2026, the Company declared a quarterly cash dividend of $0.16 per share of common stock, paid on August 7, 2026, to shareholders of record on July 31, 2026.
•Demotech reaffirmed its A rating for UPCIC and APPCIC on September 9, 2026.
•Kroll Bond Rating Agency, LLC (KBRA) affirmed the insurance financial strength ratings of A- for UPCIC and APPCIC, the BBB issuer rating for UVE and the BBB long-term credit rating on the 2031 Notes. The Outlook for all ratings is Stable.
•Hurricane Isaias did not affect the Company’s results, financial condition, or liquidity for the three and nine months ended September 30, 2026, but is expected to materially affect fourth-quarter underwriting results. The Company’s preliminary estimate of the storm loss is above the Insurance Entities’ $45 million retention but may remain below the $111 million consolidated retention. Ultimate gross and net losses cannot yet be reasonably estimated. See “Item 1—Note 16 (Subsequent Events)”.

Results of Operations for the three months ending September 30, 2026, are compared to the same period last year, unless stated otherwise.
Results of Operations—Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
For the three months ended September 30, 2026, net income was $52.5 million compared to $39.8 million in 2025, with diluted EPS increasing to $1.80 from $1.38. Growth in premiums earned, net, investment income, and realized gains contributed to improved performance. Unrealized losses and lower commission revenue partially offset these increases, as well as increases in losses and loss adjustment expenses, acquisition costs, and other operating costs and expenses. The net loss ratio declined to 64.6% from 70.2% in 2025, and the combined ratio was 91.0%, down from 96.4% in 2025. No catastrophe events or prior-year reserve development occurred in 2026, compared with $3.9 million of prior year development in 2025. See the “Overview—Trends and Geographical Distribution—Florida Trends” section for more information.
A detailed discussion of our results of operations follows in the table below (in thousands, except per share data).

	Three Months Ended September 30,		Change
	2026	2025	$	%
REVENUES
Direct premiums written	$608,878	$592,774	$16,104	2.7%
Change in unearned premiums	(52,154)	(58,668)	6,514	(11.1)%
Direct premiums earned	556,724	534,106	22,618	4.2%
Ceded premiums earned	(153,528)	(174,430)	20,902	(12.0)%
Premiums earned, net	403,196	359,676	43,520	12.1%
Net investment income	21,478	18,337	3,141	17.1%
Net realized gains (losses) on investments	973	(345)	1,318	NM
Net change in unrealized gains (losses) on investments	(5,964)	1,296	(7,260)	NM
Commission revenue	11,841	14,598	(2,757)	(18.9)%
Policy fees	5,634	5,389	245	4.5%
Other revenue	2,161	2,030	131	6.5%
Total revenues	439,319	400,981	38,338	9.6%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	260,488	252,279	8,209	3.3%
Policy acquisition costs	71,486	63,594	7,892	12.4%
Other operating costs and expenses	35,116	30,728	4,388	14.3%
Total operating costs and expenses	367,090	346,601	20,489	5.9%
Interest and amortization of debt issuance costs	2,081	1,603	478	29.8%
INCOME (LOSS) BEFORE INCOME TAXES	70,148	52,777	17,371	32.9%
Income tax expense (benefit)	17,639	12,947	4,692	36.2%
NET INCOME (LOSS)	$52,509	$39,830	$12,679	31.8%
Other comprehensive income (loss), net of taxes	$(34,418)	$10,027	(44,445)	NM
COMPREHENSIVE INCOME (LOSS)	$18,091	$49,857	$(31,766)	(63.7)%
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$1.80	$1.38	$0.42	30.4%
Weighted average diluted common shares outstanding	29,185	28,808	377	1.3%

NM – Not Meaningful

Premium Revenues
The Company’s 2026 premium growth reflects management’s strategy to expand the homeowners insurance book in Florida and other states while responding to market conditions through targeted underwriting, product, rate, and marketing actions. In Florida, the Insurance Entities resumed writing new homeowners and dwelling business in most areas, introduced water damage coverage options, and filed for an overall 5.1% homeowners rate reduction in October 2025, which helped improve competitiveness and supported new business production. Outside Florida, the Insurance Entities continued to pursue rate increases and refine coverage offerings to address inflation, claim cost trends, reinsurance costs, weather risk, and other market forces. Policies in force, premium in force, and total insured value increased year over year, reflecting organic growth, expanded marketing initiatives, new product offerings, and additional open territories. Management remains focused on disciplined growth, risk selection, geographic diversification, rate adequacy, and product design to support profitable expansion across the Company’s multi-state homeowners platform.
For the three months ended September 30, 2026, direct premiums written totaled $608.9 million, representing an increase of $16.1 million or 2.7%. This growth was due to a $30.3 million, or 18.5%, increase from other states and a $14.2 million, or 3.3%, decrease in Florida compared to the same period in 2025. Direct premiums written have increased in 17 states we operate in compared to September 30, 2025.
As of September 30, 2026, policies in force rose by 69,723 or 7.9%, premium in force increased by $93.7 million or 4.4%, and total insured value grew by $44.6 billion, or 11.6%, compared to September 30, 2025, as noted in the following table (in thousands, except policies in force data):

	September 30,		Change
	2026	2025		%
Policies in Force	953,611	883,888	69,723	7.9%

Premiums in Force	$2,228,923	$2,135,237	$93,686	4.4%

Total Insured Value	$429,568,277	$385,002,689	$44,565,588	11.6%
Direct premiums earned increased $22.6 million, or 4.2%, for the three months ended September 30, 2026, compared with the same period in 2025, primarily reflecting the recognition of premiums written over the applicable policy terms. Premiums are generally earned ratably over the policy coverage period, so changes in direct premiums earned reflect policies written in both the current and prior periods as coverage is provided.
Policies in force were 953,611 on September 30, 2026, an increase of 57,684 or 6.4%, from 895,927 on December 31, 2025. As of September 30, 2026, we have policies in 19 states and are authorized to do business in Tennessee with a rate filing underway. Details on recent rate changes impacting premiums are discussed in “Overview—Trends and Geographical Distribution—Other Trends—Summary of Recent Rate Changes.”
Reinsurance
Reinsurance is a critical component of the Company’s risk management, capital, and liquidity strategy, particularly for its catastrophe-exposed Florida homeowners business. The Insurance Entities use reinsurance to reduce exposure to hurricanes and other significant insured events, protect statutory capital, support policyholder obligations, and maintain underwriting capacity in Florida and other states. Because reinsurance is integral to managing catastrophe risk, changes in pricing, availability, coverage limits, retention levels, and program structure can materially affect the Company’s results of operations, financial ratios, statutory capital position, and ability to write business. Reinsurance costs are reflected in ceded premiums and recognized (earned) ratably over the annual contract period from June 1 through May 31.
For the three months ended September 30, 2026, ceded premiums earned decreased $20.9 million, or 12.0%, compared with the same period in 2025, reflecting lower costs for the 2026-2027 treaty period compared to the 2025-2026 treaty period, which ended on May 31, 2026. Ceded earned premiums represented 27.6% of direct earned premiums in 2026, compared with 32.7% in 2025.
On June 1, 2026, the Insurance Entities entered into the 2026–27 catastrophe reinsurance program, under which ceded written premium was 12.0% lower than ceded written premium written on June 1, 2025. Because reinsurance costs are earned ratably over the June 1 through May 31 contract period, the benefit of the lower-cost 2026–27 reinsurance program will continue to be recognized in ceded premiums earned over the remaining period through May 31, 2027.
The 2026–27 reinsurance program provides $2.768 billion of single-event All States catastrophe capacity, including Florida, an increase of approximately $268 million over the 2025–26 treaty period. The program also includes $352 million of forward catastrophe capacity extending into the 2027–28 treaty period, including $277 million below the Florida Hurricane Catastrophe Fund layer. As of September 30, 2026, Florida represented less than 50% of the Company’s total insured value, reflecting management’s strategy to diversify catastrophe exposure by expanding the homeowners insurance book in other states while maintaining underwriting discipline in Florida. The Insurance Entities’ combined $45 million first-event statutory retention remained unchanged from the prior year.

UVE established a captive insurance arrangement to assume the first-event layer of $66 million in excess of the Insurance Entities’ $45 million retention as part of the 2026–27 reinsurance program. The captive is consolidated by UVE; therefore, premiums ceded to the captive and related recoveries are eliminated in UVE’s consolidated financial statements. Although the captive arrangement does not result in net ceded premium expense or reinsurance recoveries at the consolidated level, it allows the Company to retain a defined layer of catastrophe risk within the consolidated group. Management believes this structure supports the overall efficiency of the reinsurance program by helping align retained risk with the Company’s capital position, reduce reliance on third-party reinsurance for that layer, and preserve external reinsurance capacity for higher layers of catastrophe protection. See “Item 1—Note 14 (Variable Interest Entities).”
Additional information regarding the Insurance Entities’ 2026–27 reinsurance program is provided in the preceding discussion and in “Item 1—Note 4 (Reinsurance).”
Investment Results
Net investment income was $21.5 million for the three months ended September 30, 2026, compared to $18.3 million for the same period in 2025, an increase of $3.1 million, or 17.1%. The increase was primarily driven by growth in average invested assets and higher average book yields, as operating cash flows and maturities were reinvested into securities with higher yields than the assets they replaced. The benefit was partially offset by lower yields on cash and cash equivalents compared with 2025, although higher cash balances in the 2026 period mitigated a portion of that decline. See “Item 1—Note 3 (Investments)” for additional information regarding investment income.
Net realized gains for the three months ended September 30, 2026 primarily reflected gains from net sales of equity securities. These gains were partially offset by net realized losses from sales of available-for-sale debt securities as the Company repositioned a portion of the fixed-income portfolio into longer-duration securities.
The net change in unrealized gains and losses during the quarter primarily reflected the decrease in the fair value of equity securities and other investments held at September 30, 2026, together with the recognition in earnings of previously unrealized gains or losses on equity securities sold during the period.
Changes in the fair value of fixed-maturity securities, reflected in other comprehensive income, net of taxes, were primarily affected by interest rate movements, particularly the Federal Reserve’s increase in rates during the quarter, credit spreads, and portfolio duration. See “Analysis of Financial Condition” for additional information regarding changes in total invested assets during 2026.
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
For the three months ended September 30, 2026, commission revenue was $11.8 million, compared with $14.6 million for the three months ended September 30, 2025, a decrease of $2.8 million, or 18.9%. Commission revenue declined primarily due to lower ceded written premium under the 2026–27 reinsurance program, as discussed above, which reduced the premium base on which related reinsurance brokerage commissions are earned.
As discussed above, on June 1, 2026, the Insurance Entities entered into the 2026–27 reinsurance program with lower ceded written premium. Ceded written premium under the program decreased 12.0% year over year, reducing the premium base on which related reinsurance brokerage commissions are earned. As a result, the lower ceded premium volume under the 2026–27 reinsurance program is expected to reduce related commission revenue ratably over the remaining contract period from October 1, 2026 through May 31, 2027.
Policy fee revenue represents managing general agent fees earned in connection with policies written in states where the Company is permitted to charge such fees. Policy fee revenue was $5.6 million for the three months ended September 30, 2026, compared with $5.4 million for the same period in 2025, an increase of $0.2 million, or 4.5%. The increase was primarily driven by policy growth and reflects the geographic mix of policies written in states where such fees are permitted.
Other revenue primarily consists of policy installment fees collected by the Insurance Entities, premium financing revenue, and other revenue sources that are not individually material. Other revenue was $2.2 million for the three months ended September 30, 2026, compared with $2.0 million for the same period in 2025, an increase of $0.1 million, or 6.5%.
Operating Costs and Expenses
Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses, after reinsurance recoveries and subrogation recoveries, were $260.5 million, resulting in a net loss ratio of 64.6%, for the three months ended September 30, 2026, compared to $252.3 million, or a net loss ratio of 70.2%, for the prior-year quarter. The decrease in the net loss ratio was primarily attributable to the lower ceded premium ratio, along with no net prior-year reserve development in 2026 compared to $3.9 million in 2025, and no catastrophe losses from new catastrophe events during either period.
Management’s current accident year loss estimate reflects the Company’s estimate of ultimate losses for policies earned during the period. The current accident year loss estimate reflects approved rate actions, changes in business mix, recent loss experience and the expected continued emergence of benefits from Florida legislative reforms. The estimate also considers the expected geographic mix of business, inflationary trends, claim settlement patterns, loss adjustment expense trends and expected weather activity for the period.
Weather-related loss activity during the quarter was higher during 2026 than in the prior-year period, which benefited from unusually low weather-related claim frequency and severity. Although weather activity increased, losses remained within the range contemplated in management’s current accident year loss estimate. As a catastrophe-exposed homeowners insurer, the Company’s quarterly underwriting results may vary significantly based on the frequency and severity of hurricanes, tropical storms, convective storms and other weather events, including events that are retained below the Insurance Entities’ catastrophe reinsurance retention or that, in the aggregate, affect period-over-period comparability.
For the three months ended September 30, 2026, there was no net prior-year reserve development on catastrophe or non-catastrophe losses, compared with $3.9 million the same period during 2025. Favorable or unfavorable prior-year reserve development may occur when actual claim settlements, case reserve development, loss adjustment expenses, litigation trends, inflation, building code changes or other loss cost trends differ from the assumptions used in establishing prior-period reserves. The Company has observed improvements in certain Florida loss trends following legislative reforms; however, ultimate losses on claims arising under policies issued before the reforms became effective remain subject to uncertainty.
During 2026, the Company continued to settle catastrophe losses related to Hurricanes Debby, Helene and Milton, which occurred in 2024, as well as hurricanes from prior years. Reinsurance recoveries reduced the Company’s net exposure to losses from these prior hurricane events to amounts within the applicable retention limits.
As discussed above, legislation enacted in Florida in late 2022 has contributed to lower claim costs as the benefits of the reforms are increasingly reflected in policies issued or renewed after the effective dates of the legislation. The Company expects these benefits to continue to emerge over a multi-year period because certain reforms apply only to policies written or renewed after the applicable effective date. Claims not subject to the full effect of the legislative reforms continue to be adjusted, and the Company may continue to experience loss activity associated with those claims until they are fully resolved.
Losses, net reflect our adjusting company’s claim activities within our holding system for the Insurance Entities and reinsurers. The net pre-tax results adjust LAE in addition to what the Insurance Entities incur. Keeping claims and legal operations in-house—especially in Florida’s litigious environment—boosts efficiency and coordination, leading to cost savings after catastrophes. We maintain staffing to manage catastrophe-related claims and litigation; however, these resources offer minimal net benefits during normal operations. Profits from our claim adjusting company reduce consolidated losses and LAE, but for the three months ended September 30, 2026, and 2025, there was no significant impact on consolidated results.
Policy Acquisition Costs and Other Operating Costs and Expenses
For the three months ended September 30, 2026, policy acquisition costs and other operating costs and expenses were $106.6 million compared to $94.3 million for the three months ended September 30, 2025, as follows (dollars in thousands):

	September 30,				Change
	2026		2025
	$	Ratio	$	Ratio	$	%
Premiums earned, net	$403,196		$359,676		$43,520	12.1%
Policy acquisition costs and other operating costs and expenses:
Policy acquisition costs	71,486	17.7%	63,594	17.7%	7,892	12.4%
Other operating costs and expenses	35,116	8.7%	30,728	8.5%	4,388	14.3%
Total policy acquisition costs and other operating costs and expenses	$106,602	26.4%	$94,322	26.2%	$12,280	13.0%
For the three months ended September 30, 2026, policy acquisition costs and other operating costs and expenses increased by $12.3 million, compared with the same period in 2025, reflecting a $7.9 million increase in policy acquisition costs and a $4.4 million increase in other operating costs and expenses. The total expense ratio was 26.4% for the three months ended September 30, 2026, compared to 26.2% for the same period in 2025. The increase in the expense ratio primarily reflected higher acquisition and operating expenses relative to net earned premiums.
•Policy acquisition costs increased $7.9 million compared with the same period in 2025, primarily due to higher premium volume, which increased agent commissions and other acquisition-related costs. The increase also reflected continued premium growth outside Florida, where agent commission rates are generally higher than in Florida, and higher accruals for expected agent bonus commissions in 2026. Policy acquisition costs represented 17.7% of net earned premiums for the three months ended September 30, 2026, compared with 17.7% for the same period in 2025 with the impact from higher commission rates outside of Florida, offset by lower costs of reinsurance.
•Other operating costs and expenses increased by $4.4 million compared with the same period in 2025. The increase was primarily attributable to higher general operating expenses and compensation-related costs, including share-based compensation and estimated incentive compensation accruals. Other operating cost and expense ratio represented 8.7% of net earned premiums for the three months ended September 30, 2026, compared with 8.5% for the same period in 2025.
Combined Ratio
As a result of the trends discussed above for net premiums earned, losses and LAE and policy acquisition costs and other operating costs and expenses, the combined ratio for the three months ended September 30, 2026, was 91.0% compared to 96.4% for the three months ended September 30, 2025.
Interest and Amortization of Debt Issuance Costs
Interest and amortization of debt issuance costs were $2.1 million for the three months ended September 30, 2026, and $1.6 million for the same period in 2025. The increase primarily reflected the higher interest rate on the 7.75% Senior Unsecured Notes due 2031 issued in June 2026, which replaced the 5.625% Senior Unsecured Notes due 2026, partially offset by lower amortization of debt issuance costs and the repayment of the Surplus Note in September 2026.
Income Tax Expense (Benefit)
For the three months ended September 30, 2026, income tax expense was $17.6 million compared with $12.9 million for the three months ended September 30, 2025. The increase was primarily attributable to higher pretax income in the 2026 period. The Company’s effective tax rate (“ETR”) was 25.1% for the three months ended September 30, 2026, compared with 24.5% for the same period in 2025. See “Item 1—Note 9 (Income Taxes)” for a table of items reconciling statutory rates to the effective rate for 2026 and 2025.
Other Comprehensive Income (Loss)
Other comprehensive loss, net of tax, was $34.4 million for the three months ended September 30, 2026, compared with other comprehensive income, net of tax, of $10.0 million for the three months ended September 30, 2025. The change primarily reflected after-tax unrealized losses on available-for-sale debt securities in the current year compared with after-tax unrealized gains in the prior year, including amounts reclassified from accumulated other comprehensive income into earnings upon the sale of such securities.
Unrealized gains and losses on available-for-sale debt securities are primarily affected by changes in market interest rates, including federal reserve rate policy decisions, credit spreads, and the remaining duration of the portfolio. During the 2026 period, changes in market prices resulted in lower fair values for certain available-for-sale debt securities. Although higher market interest rates may increase yields on new purchases and reinvested cash flows, they may also reduce the fair value of existing fixed-maturity securities before maturity. Absent credit-related impairment or sales before maturity, unrealized losses on available-for-sale debt securities generally are expected to decline as the securities approach maturity or par value.
See “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information regarding the components of other comprehensive income (loss), net of tax, and “Item 1—Note 3 (Investments)” for additional information regarding the Company’s investment portfolio.

Results of Operations for the nine months ending September 30, 2026, are compared to the same period last year, unless stated otherwise.
Results of Operations — Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Net income was $166.0 million for the nine months ended September 30, 2026, compared to net income of $116.4 million for the same period in 2025. Diluted earnings per share in 2026 were $5.73 compared to $4.03 in 2025. In the 2026 period, there were increases in net premiums earned, investment income, and policy fees, offset by a decrease in commission revenue and an increase in operating expenses. The net loss ratio was 64.5% in 2026 compared to 71.0% in 2025, with the combined ratio at 90.8% for 2026 compared to 96.4% for 2025.
A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Nine Months Ended September 30,		Change
	2026	2025	$	%
REVENUES
Direct premiums written	$1,736,739	$1,656,572	$80,167	4.8%
Change in unearned premiums	(103,788)	(85,784)	(18,004)	21.0%
Direct premiums earned	1,632,951	1,570,788	62,163	4.0%
Ceded premiums earned	(495,580)	(495,198)	(382)	0.1%
Premiums earned, net	1,137,371	1,075,590	61,781	5.7%
Net investment income	61,178	51,655	9,523	18.4%
Net realized gains (losses) on investments	2,964	4,921	(1,957)	(39.8)%
Net change in unrealized gains (losses) on investments	(4,895)	(4,755)	(140)	2.9%
Commission revenue	40,352	46,727	(6,375)	(13.6)%
Policy fees	16,655	15,485	1,170	7.6%
Other revenue	6,292	6,366	(74)	(1.2)%
Total revenues	1,259,917	1,195,989	63,928	5.3%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	733,146	763,139	(29,993)	(3.9)%
Policy acquisition costs	204,026	186,046	17,980	9.7%
Other operating costs and expenses	95,619	87,362	8,257	9.5%
Total operating costs and expenses	1,032,791	1,036,547	(3,756)	(0.4)%
Interest and amortization of debt issuance costs	5,671	4,823	848	17.6%
INCOME (LOSS) BEFORE INCOME TAXES	221,455	154,619	66,836	43.2%
Income tax expense (benefit)	55,467	38,257	17,210	45.0%
NET INCOME (LOSS)	$165,988	$116,362	$49,626	42.6%
Other comprehensive income (loss), net of taxes	(43,787)	32,411	(76,198)	NM
COMPREHENSIVE INCOME (LOSS)	$122,201	$148,773	$(26,572)	(17.9)%
DILUTED EARNINGS (LOSS) PER SHARE DATA:
Diluted earnings (loss) per common share	$5.73	$4.03	$1.70	42.2%
Weighted average diluted common shares outstanding	28,968	28,903	65	0.2%

NM – Not Meaningful

Premium Revenues
The Company’s 2026 premium growth reflects management’s strategy to expand the homeowners insurance book in Florida and other states while responding to market conditions through targeted underwriting, product, rate, and marketing actions. In Florida, the Insurance Entities resumed writing new homeowners and dwelling business in most areas, introduced water damage coverage options, and filed for an overall 5.1% homeowners rate reduction, which improved competitiveness and supported new business production. Outside Florida, the Insurance Entities continued to pursue rate increases and refine coverage offerings to address inflation, claim cost trends, reinsurance costs, weather risk, and other market forces. Policies in force, premium in force, and total insured value increased year over year, reflecting organic growth, expanded marketing initiatives, new product offerings, and additional open territories. Management remains focused on disciplined growth, risk selection, geographic diversification, rate adequacy, and product design to support profitable expansion across the Company’s multi-state homeowners platform.
For the nine months ended September 30, 2026, direct premiums written totaled $1.74 billion, representing an increase of $80.2 million or 4.8%. This growth was due to a $74.0 million, or 17.1%, increase in policies written from other states and a $6.1 million, or 0.5%, increase in Florida compared to the same period in 2025.
As of September 30, 2026, policies in force rose by 69,723 or 7.9%, premium in force increased by $93.7 million or 4.4%, and total insured value grew by $44.6 billion or 11.6%, compared to September 30, 2025, as noted in the following table (in thousands, except policies in force data):

	September 30,		Change
	2026	2025		%
Policies in Force	953,611	883,888	69,723	7.9%

Premiums in Force	$2,228,923	$2,135,237	$93,686	4.4%

Total Insured Value	$429,568,277	$385,002,689	$44,565,588	11.6%
Direct premiums earned increased $62.2 million, or 4.0%, for the nine months ended September 30, 2026, compared with the same period in 2025, primarily reflecting the recognition of premiums written over the applicable policy terms. Premiums are generally earned ratably over the policy coverage period, so changes in direct premiums earned reflect policies written in both the current and prior periods as coverage is provided.
Policies in force were 953,611 on September 30, 2026, an increase of 57,684 or 6.4%, from 895,927 on December 31, 2025.
Direct premiums written have increased in 17 states we operate in since September 30, 2025. As of September 30, 2026, we have policies in 19 states and are authorized to do business in Tennessee with a rate filing underway. Details on recent rate changes impacting premiums are discussed in “Overview—Trends and Geographical Distribution—Florida Trends.”
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
For the nine-month period ended September 30, 2026, ceded premiums earned increased $0.4 million, or 0.1%, compared with the same period in 2025, reflecting higher ceded premiums under the 2025-2026 reinsurance program through May 31, 2026, partially offset by lower ceded premiums under the 2026-2027 program from June 1 through September 30, 2026. Ceded premiums earned represented 30.3% of direct premiums earned for the first nine months in 2026, compared with 31.5% for the same period in 2025. For the nine-month period ended September 30, 2026, results include ceded premiums earned from the 2025–26 reinsurance program, under which ceded premiums were higher than under any prior program, and which concluded on May 31, 2026. That same nine-month period during 2026 also included the initial ceded premiums earned under the new 2026-2027 reinsurance program, which began June 1, 2026, at a total ceded premium cost approximately 12% lower than the 2025-2026 program. For the nine months ended September 30, 2025, results include ceded premiums earned from the 2024-2025 reinsurance program, which concluded on May 31, 2025, as well as ceded premiums earned under the 2025-2026 program from June 1, 2025 through September 30, 2025.
On June 1, 2026, the Insurance Entities entered into the 2026–27 catastrophe reinsurance program with lower ceded written premium, under which ceded written premium declined 12.0% to $613.8 million from $697.5 million in the prior-year period. Because reinsurance costs are earned ratably over the June 1 through May 31 contract period, the benefit of the lower-cost 2026–27 program is expected to be recognized in ceded premiums earned over future periods.

The 2026–27 reinsurance program provides $2.768 billion of single-event All States catastrophe capacity, including Florida, an increase of approximately $268 million over the 2025–26 treaty period. The program also includes $352 million of forward catastrophe capacity extending into the 2027–28 treaty period, including $277 million below the Florida Hurricane Catastrophe Fund layer. As of September 30, 2026, Florida represented less than 50% of the Company’s total insured value, reflecting management’s strategy to diversify catastrophe exposure by expanding the homeowners insurance book in other states while maintaining underwriting discipline in Florida. The Insurance Entities’ combined $45 million first-event statutory retention remained unchanged from the prior year.
UVE established a captive insurance arrangement to assume the first-event layer of $66 million in excess of the Insurance Entities’ $45 million retention as part of the 2026–27 reinsurance program. The captive is consolidated by UVE; therefore, premiums ceded to the captive and related recoveries are eliminated in UVE’s consolidated financial statements. Although the captive arrangement does not result in net ceded premium expense or reinsurance recoveries at the consolidated level, it allows the Company to retain a defined layer of catastrophe risk within the consolidated group. Management believes this structure supports the overall efficiency of the reinsurance program by helping align retained risk with the Company’s capital position, reduce reliance on third-party reinsurance for that layer, and preserve external reinsurance capacity for higher layers of catastrophe protection. See “Item 1—Note 14 (Variable Interest Entities).”
Additional information regarding the Insurance Entities’ 2026–27 reinsurance program is provided in the preceding discussion and in “Item 1—Note 4 (Reinsurance).”
Investment Results
Net investment income was $61.2 million for the nine months ended September 30, 2026, compared to $51.7 million for the same period in 2025, an increase of $9.5 million, or 18.4%. The increase was primarily driven by growth in average invested assets and higher average book yields, as cash flows from operations and maturities were reinvested into securities with higher yields than the assets they replaced. Although yields on cash and cash equivalents were lower during the 2026 period, income from cash and cash equivalents increased overall because average cash balances were higher than in the prior-year period. See “Item 1—Note 3 (Investments)” for additional information regarding investment income.
Net realized gains for the nine months ended September 30, 2026 primarily reflected gains from sales of equity securities. These gains were partially offset by realized losses of equity securities and realized losses from sales of fixed-maturity securities as the Company repositioned a portion of the fixed-income portfolio into longer-duration securities.
The net change in unrealized gains and losses primarily reflected the decrease in the fair value of equity securities and other investments, together with the recognition in earnings of previously unrealized gains or losses on equity securities sold during the period. See “Analysis of Financial Condition” for additional information regarding changes in total invested assets during 2026, as well as “Item 1—Note 3 (Investments).”
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
For the nine months ended September 30, 2026, commission revenue was $40.4 million compared with $46.7 million for the nine months ended September 30, 2025, a decrease of $6.4 million, or 13.6%. The majority of commissions earned in both periods were earned by Blue Atlantic for placing reinsurance with our Insurance Entities and reflects the level and cost of third-party reinsurance coverage obtained during each period, including reinstatement premiums, if any. Reinstatement premiums are additional reinsurance premiums that may be payable after catastrophe losses and are intended to restore or maintain reinsurance coverage under the applicable treaties.
As discussed above, on June 1, 2026, the Insurance Entities entered into the 2026–27 catastrophe reinsurance program with lower ceded written premium. Ceded written premium under the program decreased 12.0% year over year, reducing the premium base on which related reinsurance brokerage commissions are earned. As a result, the lower ceded premium volume under the 2026–27 program is expected to reduce related commission revenue recognized ratably over the remaining contract period from October 1, 2026 through May 31, 2027.
Policy fee revenue represents managing general agent fees earned in connection with policies written in states where the Company is permitted to charge such fees. Policy fee revenue was $16.7 million for the nine months ended September 30, 2026, compared with $15.5 million for the same period in 2025, an increase of $1.2 million, or 7.6%. The increase was primarily driven by policy growth and the geographic mix of policies written in states where such fees are permitted.
Other revenue primarily consists of policy installment fees collected by the Insurance Entities, premium financing revenue, and other revenue sources that are not individually material. Other revenue was $6.3 million for the nine months ended September 30, 2026, compared with $6.4 million for the same period in 2025, a decrease of $0.1 million.

Operating Costs and Expenses
Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses, after reinsurance recoveries and subrogation recoveries, were $733.1 million, resulting in a net loss ratio of 64.5%, for the nine months ended September 30, 2026, compared to $763.1 million, or a net loss ratio of 71.0%, for the prior-year period. The decrease in the net loss ratio was due primarily to a reduction in management’s current accident year loss estimate, a reduction in ceded premiums earned ratio and the absence of prior year development in 2026 compared to $4.0 million in 2025. There were no losses from catastrophe events during either periods in 2026 or 2025.
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
Weather-related loss activity, while relatively low, was higher during the first three quarters of 2026 than in the prior-year period, which benefited from unusually low weather-related claim frequency and severity. Although weather activity increased, losses remained within the range contemplated in management’s current accident year loss estimate. As a catastrophe-exposed homeowners insurer, the Company’s quarterly underwriting results may vary significantly based on the frequency and severity of hurricanes, tropical storms, convective storms and other weather events, including events that are retained below the Insurance Entities’ catastrophe reinsurance retention or that, in the aggregate, affect period-over-period comparability.
For the nine months ended September 30, 2026, there was no net prior-year reserve development on catastrophe or non-catastrophe losses, compared with $4.0 million during the same period in 2025. Favorable or unfavorable prior-year reserve development may occur when actual claim settlements, case reserve development, loss adjustment expenses, litigation trends, inflation, building code changes or other loss cost trends differ from the assumptions used in establishing prior-period reserves. The Company has observed improvements in certain Florida loss trends following legislative reforms; however, ultimate losses on claims arising under policies issued before the reforms became effective remain subject to uncertainty.
During 2026, the Company continued to settle catastrophe losses related to Hurricanes Debby, Helene and Milton, which occurred in 2024, as well as hurricanes from prior years. Reinsurance recoveries reduced the Company’s net exposure to losses from these prior hurricane events to amounts within the applicable retention limits.
As discussed above, legislation enacted in Florida in late 2022 has contributed to lower claim costs as the benefits of the reforms are increasingly reflected in policies issued or renewed after the effective dates of the legislation. The Company expects these benefits to continue to emerge over a multi-year period because certain reforms apply only to policies written or renewed after the applicable effective date. Claims not subject to the full effect of the legislative reforms continue to be adjusted, and the Company may continue to experience loss activity associated with those claims until they are fully resolved.
Losses, net reflect our adjusting company’s claim activities within our holding system for the Insurance Entities and reinsurers. The net pre-tax results adjust LAE in addition to what the Insurance Entities incur. Keeping claims and legal operations in-house—especially in Florida’s litigious environment—boosts efficiency and coordination, leading to cost savings after catastrophes. We maintain staffing to manage catastrophe-related claims and litigation; however, these resources offer minimal net benefits during normal operations. Profits from our claim adjusting company reduce consolidated losses and LAE, but for the nine months ended September 30, 2026, and 2025, there was no significant impact on consolidated results.

Policy Acquisition Costs and Other Operating Costs and Expenses
For 2026, policy acquisition costs and other operating expenses were $299.6 million compared to $273.4 million during 2025, as follows (dollars in thousands):

	Nine Months Ended
	September 30,				Change
	2026		2025
	$	Ratio	$	Ratio	$	%
Premiums earned, net	$1,137,371		$1,075,590		$61,781	5.7%
Policy acquisition costs and other operating expenses:
Policy acquisition costs	204,026	17.9%	186,046	17.3%	17,980	9.7%
Other operating costs and expenses	95,619	8.4%	87,362	8.1%	8,257	9.5%
Total policy acquisition costs and other operating expenses	$299,645	26.3%	$273,408	25.4%	$26,237	9.6%

For 2026, policy acquisition costs and other operating costs and expenses increased by $26.2 million compared with 2025, reflecting an $18.0 million increase in policy acquisition costs and an $8.3 million increase in other operating costs and expenses. The total expense ratio was 26.3% for 2026 compared with 25.4% for 2025.
•Policy acquisition costs increased $18.0 million compared with 2025, primarily due to higher policy volume which increased commissions earned by agents and other acquisition-related costs. The increase also reflected continued premium growth outside Florida, where agent commission rates are generally higher than in Florida, as well as higher accruals for expected agent bonus commissions in 2026.
•Other operating costs and expenses increased $8.3 million compared with 2025. The increase was primarily attributable to higher general operating expenses and compensation-related costs, including stock-based compensation and estimated incentive compensation accruals, partially offset by lower salary expense. Other operating costs and expenses represented 8.4% of net earned premiums for the nine months ended September 30, 2026, compared with 8.1% for the same period in 2025.
Combined Ratio
As a result of the trends discussed above for losses and LAE and policy acquisition costs and other costs and operating expenses, the combined ratio for 2026 was 90.8% compared to 96.4% for 2025.
Interest and Amortization of Debt Issuance Costs
Interest and amortization of debt issuance costs were $5.7 million and $4.8 million for the nine months ended September 30, 2026 and 2025, respectively. The increase primarily reflected the higher interest rate on the 7.75% Senior Unsecured Notes due 2031 issued in June 2026, which replaced the 5.625% Senior Unsecured Notes due 2026, and the $0.3 million write-off of debt issuance costs partially offset by the repayment of the Surplus Note in September 2026.
Income Tax Expense (Benefit)
For the nine months ended September 30, 2026, income tax expense was $55.5 million, compared with $38.3 million for the nine months ended September 30, 2025. The increase was primarily attributable to higher pretax income in the 2026 period. The Company’s effective tax rate (“ETR”) was 25.1% for the nine months ended September 30, 2026, as compared with 24.7% for the same period in 2025. See “Item 1—Note 9 (Income Taxes)” for a table of items reconciling statutory rates to the effective rate for nine months ended September 30, 2026 and 2025.
Other Comprehensive Income (Loss)
For the nine months ended September 30, 2026, we recorded other comprehensive loss, net of tax, of $43.8 million, compared with other comprehensive income, net of tax, of $32.4 million for the nine months ended September 30, 2025. The change primarily reflected after-tax unrealized losses on available-for-sale debt securities in the current year compared with after-tax unrealized gains in the prior year, including amounts reclassified from accumulated other comprehensive income into earnings upon the sale of such securities.
Unrealized gains and losses on available-for-sale debt securities are primarily affected by changes in market interest rates, including federal reserve rate policy decisions, credit spreads, and the remaining duration of the portfolio. During the 2026 period, changes in market prices resulted in lower fair values for certain available-for-sale debt securities. Although higher market interest rates may increase yields on new purchases and reinvested cash flows, they may also reduce the fair value of existing fixed-maturity securities before maturity. Absent credit-related impairment or sales before maturity, unrealized losses on available-for-sale debt securities generally are expected to decline as the securities approach maturity or par value.

See “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information regarding the components of other comprehensive income (loss), net of tax, and “Item 1—Note 3 (Investments)” for additional information regarding the Company’s investment portfolio.

Analysis of Financial Condition—As of September 30, 2026, compared to December 31, 2025
See “Item 1—Notes to Condensed Consolidated Financial Statements,” including “Note 3 (Investments)”, “Note 4 (Reinsurance)”, “Note 5 (Insurance Operations)”, “Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)”, “Note 7 (Debt)”, “Note 8 (Stockholders’ Equity)”, and “Note 9 (Income Taxes)”, for additional information regarding the balances discussed below.
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
The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	September 30,	December 31,
Type of Investment	2026	2025
Available-for-sale debt securities, at fair value	$1,474,856	$1,431,028
Equity securities, at fair value	117,710	85,420
Other investments, at fair value	8,099	10,693
Investment in real estate, net	5,316	5,463
Total invested assets	$1,605,981	$1,532,604
As of September 30, 2026, total invested assets were $1.61 billion, compared with $1.53 billion as of December 31, 2025. The increase primarily reflected the deployment of available cash into the investment portfolio and net investment income earned during the period, partially offset by changes in the fair value of investment securities. The carrying value of available-for-sale debt securities increased to $1.47 billion as of September 30, 2026, compared with $1.43 billion as of December 31, 2025. Changes in the fair value of available-for-sale debt securities were primarily caused by market interest rates, credit spreads, portfolio duration and purchases of additional securities during the period.
Cash and cash equivalents were $569.5 million as of September 30, 2026, compared with $408.9 million as of December 31, 2025, an increase of $160.6 million, or 39.3%. The increase primarily reflected the timing of operating cash flows, including premium collections, claim payments, reinsurance-related settlements and income tax payments, as well as the timing of investment purchases and maturities. The Company maintains cash and short-term investments to meet near-term liquidity needs, including loss and loss adjustment expense payments, reinsurance premiums, operating expenses, debt service, regulatory capital needs and planned investment deployment. For details, see “—Liquidity and Capital Resources.”
See “Item 1—Condensed Consolidated Statements of Cash Flows” and “Item 1—Note 3 (Investments)” for explanations on changes in investments.
Prepaid reinsurance premiums represent the unearned portion of ceded written premiums, that will be recognized as ceded premiums earned over the terms of the applicable reinsurance contracts. Prepaid reinsurance premiums increased to $409.3 million as of September 30, 2026, compared with $291.0 million as of December 31, 2025, primarily reflecting premiums ceded under the 2026-2027 catastrophe reinsurance program that became effective on June 1, 2026, partially offset by amortization of prepaid reinsurance premiums during the period. Reinsurance costs are recognized ratably over the related contract periods. See “Item 2—Reinsurance” for additional information.
Reinsurance recoverables represent amounts recoverable from reinsurers for paid losses, unpaid losses and loss adjustment expenses, and other amounts due under the Company’s reinsurance contracts. Reinsurance recoverables decreased $75.9 million to $157.0 million as of September 30, 2026, compared with $232.9 million as of December 31, 2025. The decrease was primarily attributable to the settlement and collection of ceded paid loss recoverables related to Hurricanes Milton and Helene and other prior events during 2026. Management evaluates the collectability of reinsurance recoverables based on the financial condition of its reinsurers, payment history, collateral, and the terms of the applicable reinsurance contracts.
Premiums receivable, net represent amounts billed or due from policyholders, net of applicable allowances. Premiums receivable, net increased $22.4 million to $98.2 million as of September 30, 2026, compared with $75.7 million as of December 31, 2025, primarily reflecting higher written premium, policy growth, renewal timing, and policyholder billing and payment patterns, including the use of installment payment plans. The balance may fluctuate from period to period based on the timing of policy issuance and renewals, seasonal premium activity, and the collection of amounts billed to policyholders.
Deferred policy acquisition costs (“DPAC”) represent incremental direct costs associated with successful policy acquisitions, primarily agent commissions, that are deferred and amortized as policy acquisition costs over the related policy terms. DPAC increased $16.1 million to $144.7 million as of September 30, 2026, compared with December 31, 2025, primarily reflecting seasonal written premium trends, higher policy volume, and changes in agent commission activity. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward of the DPAC balance.
Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Deferred income tax assets increased by $7.7 million to $35.3 million as of September 30, 2026, compared with December 31, 2025. The increase was primarily attributable to the tax effect of changes in temporary differences related to unrealized losses in available-for-sale securities. Deferred tax assets and liabilities are expected to reverse in future periods as the related book-tax temporary differences reverse.
Other assets increased $8.1 million to $32.1 million as of September 30, 2026, compared with December 31, 2025. The increase was primarily attributable to higher commission revenue receivable, prepaid expenses and accrued investment income. Commission revenue receivable is affected by the timing of reinsurance premium billing, settlements and related payments, as commission accruals generally correspond with the placement and settlement of the underlying reinsurance premiums. Prepaid expenses may fluctuate from period to period based on the timing of annual renewals, contractual payment dates and amortization of prepaid balances over the related service periods. As a result, certain seasonal prepaid expenses can increase unamortized balances at period end before being recognized as an expense in subsequent periods.
Unpaid losses and loss adjustment expenses (“LAE”) represent management’s estimate of the ultimate cost to settle reported claims, claims incurred but not reported, and related claim adjustment expenses. Unpaid losses and LAE decreased $64.6 million to $616.1 million as of September 30, 2026, compared with December 31, 2025. The decrease was primarily attributable to the settlement of catastrophe claims during the period, including claims related to Hurricanes Debby, Helene and Milton. Ordinary-course claim activity on current and prior accident year claims also contributed to changes in the balance. See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward of unpaid losses and LAE.
Unearned premiums represent the portion of direct premiums written related to the unexpired portion of policy coverage and are recognized as premium revenue ratably over the remaining policy terms. Unearned premiums increased $103.8 million to $1.20 billion as of September 30, 2026, compared with December 31, 2025, primarily due to higher direct premiums written and policy growth, as well as the timing of policy issuance and renewals. The balance may fluctuate from period to period based on seasonal written premium patterns and the timing of new and renewal business.
Advance premium represents amounts received from policyholders or mortgage escrow servicers before the related policy effective date. These amounts are recorded as a liability until the policy becomes effective, at which time they are reclassified to unearned premiums and recognized as premium revenue ratably over the policy coverage period. Advance premiums increased $18.6 million to $80.4 million as of September 30, 2026, compared with December 31, 2025. The increase primarily reflected the timing of policy issuance and renewals, higher premium volume, and the timing of payments from policyholders and mortgage escrow servicers.
Reinsurance payable, net, represents amounts owed to reinsurers for ceded reinsurance premiums, reinstatement premiums and related reinsurance settlements. The Company’s catastrophe reinsurance program renews annually on June 1, at which time the estimated annual cost of the program is recorded as ceded written premium and a corresponding reinsurance payable. The payable is reduced as scheduled premium installments are paid over the June 1 through May 31 contract period and may be adjusted during the year for premium changes, reinstatement premiums, commutations or additional reinsurance placements. Reinsurance payable, net increased $196.4 million to $453.7 million as of September 30, 2026, compared with December 31, 2025. The increase primarily reflected amounts recorded in connection with the June 1, 2026 renewal of the 2026–27 catastrophe reinsurance program, partially offset by scheduled installment payments made during the period, including payments under the expiring 2025–26 catastrophe reinsurance program. See “Item 1—Note 4 (Reinsurance)” for additional information regarding reinsurance activity and “Liquidity and Capital Resources” for additional information regarding the timing of reinsurance premium installment payments.
Commission payable represents amounts owed to agents for commissions on new and renewal policies written, including accrued estimated bonus commissions. Commission payable increased $10.7 million to $37.0 million as of September 30, 2026, compared with December 31, 2025. The increase primarily reflected higher direct premiums written, the timing of policy issuance and renewals, and seasonality in written premium activity during the period. The Company’s higher annual agent bonus commission accrual for 2026 also contributed to the increase in the balance. Commission payable may fluctuate from period to period based on premium volume, geographic mix, commission rates, bonus commission accruals, and the timing of commission payments. See “Item 1—Note 5 (Insurance Operations)” for additional information regarding policy acquisition costs and related commission activity.
Income taxes payable or recoverable represent the net amount of current income taxes owed to, or refundable from, taxing authorities after considering estimated tax payments, refunds, overpayments and other current tax receivables. As of September 30, 2026, the Company had income taxes recoverable of $15.0 million, compared with income taxes payable of $28.6 million as of December 31, 2025. The change from a payable position to a recoverable position primarily reflected the balance of prior-year income tax liabilities and estimated tax payments made during the nine months ended September 30, 2026 that exceeded current income tax obligations recognized for the period.
Other liabilities and accrued expenses increased $15.7 million to $57.2 million as of September 30, 2026, compared with December 31, 2025. The increase was primarily attributable to unsettled securities transactions and higher general operating expense accruals, including the timing of expense recognition, vendor invoices and related payments. The balance may fluctuate from period to period based on the timing of investment trade settlements, operating expense accruals and vendor payment cycles.

During the nine months ended September 30, 2026, the Company issued the 2031 Notes and used the net proceeds, together with available cash if applicable, to redeem its 2026 Notes. The refinancing extended the Company’s debt maturity profile to 2031 and replaced near-term debt maturities with longer-term financing. See “Item 1—Note 7 (Debt)” and “Liquidity and Capital Resources—Debt” for additional information.
Changes in stockholders’ equity during 2026 primarily reflected net income, other comprehensive income or loss, share-based compensation activity, common stock repurchases and dividends declared or paid during the period. See “Item 1—Condensed Consolidated Statements of Stockholders’ Equity”, “Item 1—Note 8 (Stockholders’ Equity)” and “Liquidity and Capital Resources—Common Stock Repurchases” for additional information regarding equity activity during the period.
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
Cash and cash equivalents, excluding restricted cash, were $569.5 million as of September 30, 2026, compared with $408.9 million as of December 31, 2025. The increase primarily reflected cash provided by operating activities, partially offset by cash used in investing and financing activities. The Company’s cash balances may fluctuate significantly during the year based on the timing of premium collections, claim and loss adjustment expense payments, reinsurance recoveries, income tax payments, investment purchases and maturities, debt service, capital management activities and scheduled reinsurance premium payments.
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
Restricted cash and cash equivalents were $68.6 million as of September 30, 2026, compared with $69.0 million as of December 31, 2025. Restricted cash and cash equivalents primarily consist of amounts deposited with regulatory agencies in states where the Insurance Entities conduct business and amounts held in trust related to the Company’s captive reinsurance arrangement. These amounts are restricted as to use and are not available for general corporate purposes. See “Item 1—Note 5 (Insurance Operations)” and “Item 1—Note 14 (Variable Interest Entities)” for additional information regarding the captive reinsurance arrangement.
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
The holding company’s principal sources of liquidity include dividends and other distributions from non-insurance service subsidiaries, income from brokerage commissions earned on reinsurance placements, policy fees, investment income, available cash and investments, and access to external capital or credit facilities. The holding company may also receive interest payments on surplus notes issued by the Insurance Entities, subject to the approval of FLOIR.
The holding company has surplus note arrangements with the Insurance Entities that were approved by FLOIR, effective in 2021 for UPCIC and 2022 for APPCIC. Surplus notes are unsecured obligations of the Insurance Entities that are subordinated to policyholder and creditor claims. Principal and interest payments on the surplus notes may be made only with FLOIR approval. Although the surplus notes function similarly to debt instruments, they are treated as statutory surplus of the issuing Insurance Entities for statutory accounting purposes. As of September 30, 2026, the Insurance Entities had outstanding surplus notes and accrued interest payable to the holding company of $198.2 million. Interest accrues at a variable rate that resets annually and is currently 10.93% for 2026, subject to FLOIR approval for payment.
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
Dividends from the Insurance Entities to Protection Solutions, Inc. (“PSI”) are subject to regulatory limitations and, in certain circumstances, prior approval by the FLOIR. Under Florida law, dividends may be paid only from accumulated unassigned funds derived from net operating profits and net realized capital gains. In addition, the maximum amount that may be paid by the Insurance Entities without prior FLOIR approval is limited to the lesser of statutory net income from operations for the preceding calendar year or statutory unassigned surplus as of the preceding year end, subject to available accumulated unassigned funds. No dividends were paid by the Insurance Entities to PSI during the nine months ended September 30, 2026 or the year ended December 31, 2025. As of September 30, 2026, UPCIC did not have ordinary dividend capacity under Florida law, while APPCIC met the regulatory threshold but did not declare or pay a dividend. See “Item 1—Note 5 (Insurance Operations)” for additional information regarding dividend limitations applicable to the Insurance Entities.
On June 16, 2026, the Company issued the 2031 Notes. The Company used the net proceeds to redeem its 2026 Notes and for general corporate purposes. The refinancing extended the Company’s debt maturity profile to 2031 and replaced near-term debt maturities with longer-term financing. The higher coupon on the 2031 Notes is expected to increase future cash interest payments compared with the redeemed 2026 Notes. The Company also maintains an unsecured revolving credit facility that may be used, if needed, as an additional source of liquidity. As of September 30, 2026, no amounts were outstanding under the revolving credit facility, and $50.0 million was available, subject to the terms and conditions of the facility. See “Item 1—Note 7 (Debt)” for additional information regarding the senior unsecured notes and revolving credit facility.
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
The Insurance Entities also maintain substantial investments in highly liquid, marketable securities that may be used as an additional source of liquidity, subject to market conditions and regulatory requirements. The average credit rating of the Company’s investment portfolio was A+ as of September 30, 2026 and December 31, 2025. Credit ratings, which are provided by nationally recognized rating agencies, are one measure management uses to evaluate credit risk within the investment portfolio. Management maintains investment guidelines that address minimum credit quality, portfolio diversification, liquidity and duration. The duration of the Company’s available-for-sale securities was 3.8 years as of September 30, 2026, compared with 3.6 years as of December 31, 2025. Duration measures the sensitivity of fixed-income securities to changes in interest rates and is used by management to monitor interest rate risk and the liquidity profile of the portfolio.
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

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our stockholders’ equity, total debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio as of the dates presented (dollars in thousands):

	As of
	September 30,	December 31,
	2026	2025
Stockholders’ equity	$646,036	$551,035
Total debt, net of issuance costs	97,336	100,481
Total capital resources	$743,372	$651,516

Debt-to-total capital ratio	13.1%	15.4%
Debt-to-equity ratio	15.1%	18.2%
Total capital resources increased by $91.9 million for the nine months ended September 30, 2026, reflecting a net increase in total stockholders’ equity, partially offset by a decline in debt. The change in stockholders’ equity was the result of our net income in the nine months ended September 30, 2026, offset by our treasury share purchases and dividends to shareholders. The change in accumulated other comprehensive loss was the result of an increase in unrealized losses in our debt securities portfolio. See the “Item 1—Condensed Consolidated Statements of Stockholders’ Equity” and “Item 1—Note 8 (Stockholders’ Equity)” for an explanation of changes in treasury stock. The reduction in debt during 2026 was primarily the result of principal payments on debt of $1.1 million and new debt issuance costs of $2.8 million on the 2031 Notes, offset by amortization of debt issuance costs and 2026 debt issuance costs write-off totaling $0.8 million. See “Item 1—Note 7 (Debt)” for more information.
Additional paid-in-capital increased by $5.9 million, primarily due to $9.0 million of share-based compensation expense and stock options exercises of $3.8 million, offset by $6.9 million of treasury share repurchases and common stock value acquired and cancelled through withholdings for the intrinsic value and tax liabilities upon exercise of stock options and tax withholdings on performance share units, restricted stock units, and restricted stock awards vested for share-based payment transactions for the nine months ended September 30, 2026.
The debt-to-total capital ratio is total debt divided by total capital resources, whereas the debt-to-equity ratio is total debt divided by stockholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.
Unsecured Revolving Credit Facility
As discussed in “Item 1—Note 7 (Debt),” the Company entered into a committed and unsecured $50.0 million revolving credit facility with JPMorgan Chase Bank, N.A., which replaced the Company’s prior $50.0 million revolving credit facility with the same lender. As of September 30, 2026, no amounts were outstanding under the facility, and $50.0 million was available, subject to the terms and conditions of the facility. The Company pays an annual commitment fee of 0.375% on the unused portion of the commitment. Borrowings under the facility mature on May 28, 2027, and bear interest at the prime rate plus 2.0%. The facility is subject to annual renewals and contains customary financial and other covenants. The Company was in compliance with these covenants as of September 30, 2026.
Debt
On June 16, 2026, the Company issued the 2031 Notes. On June 17, 2026, the Company used the net proceeds to redeem the full $100.0 million principal amount of the 2026 Notes, including accrued and unpaid interest. The refinancing extended the Company’s debt maturity profile to 2031 and eliminated the near-term maturity of the 2026 Notes. The higher coupon on the 2031 Notes is expected to increase future cash interest payments compared with the redeemed 2026 Notes. Interest on the 2031 Notes is payable semi-annually in arrears on June 30 and December 30, beginning December 30, 2026. The Company may redeem the 2031 Notes, in whole or in part, at specified redemption prices plus accrued and unpaid interest. As of September 30, 2026, the Company was in compliance with all applicable covenants, including financial covenants. See “Item 1—Note 7 (Debt)” for additional information.
In addition to the debt refinancing, the Company maintains a committed, unsecured $50.0 million revolving credit facility as an additional source of liquidity. As of September 30, 2026, no amounts were outstanding under the facility, and the full $50.0 million was available, subject to the terms and conditions of the facility. See “Item 1—Note 7 (Debt)” for additional information regarding the Company’s senior unsecured notes and revolving credit facility.
On September 21, 2026, UPCIC made the final payment of principal and accrued interest on a surplus note with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program. See “Item 1—Note 7 (Debt)” for additional information.

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
Looking Forward
We continue to monitor financial and operating metrics that may affect our results of operations, financial condition, liquidity and capital resources, including claim frequency and severity, catastrophe activity, reinsurance pricing and availability, inflationary pressures, litigation trends, regulatory developments, investment market conditions and policy growth in Florida and other states. Although we have not experienced a material adverse effect on our operations, liquidity or capital resources conditions remain subject to change based on economic, regulatory, weather-related and insurance market developments and their impact on the Company, including the impacts of Hurricane Isaias on our liquidity or capital resources. For additional information regarding Florida market conditions and related management actions, see “Overview—Trends and Geographical Distribution—Florida Trends.” See also “Part II, Item 1A. Risk Factors” for a discussion of risks that could affect the Company’s business, financial condition, results of operations and liquidity.
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
On January 7, 2026, the Board of Directors authorized the repurchase of up to an additional $20.0 million of the Company’s common stock through January 8, 2028 (the “January 2028 Share Repurchase Program”). During the three months ended September 30, 2026, the Company repurchased 173,725 shares of common stock at an aggregate cost of approximately $7.4 million. As of September 30, 2026, approximately $1.1 million remained available for repurchase under the January 2028 Share Repurchase Program.
On October 29, 2026, the Board of Directors authorized the repurchase of up to an additional $20.0 million of the Company’s common stock under the January 2028 Share Repurchase Program.
See “Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended September 30, 2026.
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

Cash Dividends
The following table summarizes the dividends declared and paid by the Company during the nine months ended September 30, 2026:

2026	Dividend Declared Date	Shareholders Record Date	Dividend Payable Date	Cash Dividend Per Common Share Amount
First Quarter	February 4, 2026	March 6, 2026	March 13, 2026	$0.16
Second Quarter	April 10, 2026	May 8, 2026	May 15, 2026	$0.16
Third Quarter	July 8, 2026	July 31, 2026	August 7, 2026	$0.16

Material Cash Requirements
The following table represents our material cash requirements for which cash flows are fixed or determinable as of September 30, 2026 (in thousands):

	Total	Next 12 Months	Beyond 12 Months
Reinsurance payable and multi-year commitments (1)	$604,966	$497,532	$107,434
Unpaid losses and LAE, direct (2)	616,079	316,665	299,414
Debt (3)	138,750	7,750	131,000
Total material cash requirements	$1,359,795	$821,947	$537,848
(1)The amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—Note 12 (Commitments and Contingencies).”
(2)There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through September 30, 2026. Unpaid losses and LAE are net of estimated subrogation recoveries. In addition, these balances exclude amounts recoverable from our reinsurance program. See “Item 1—Note 4 (Reinsurance)” and “—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses).”
(3)Debt consists of 7.75% Senior unsecured notes. See “Item 1—Note 7 (Debt).”
ARRANGEMENTS WITH VARIABLE INTEREST ENTITIES
The Company participates in a captive reinsurance arrangement through a VIE that assumes a defined layer of catastrophe risk as part of the Company’s catastrophe reinsurance program. The Company consolidates the VIE because it is the primary beneficiary. Because the VIE is consolidated, premiums ceded to the captive, related recoveries and intercompany balances are eliminated in the Company’s consolidated financial statements. For additional information, see “Item 1—Note 14 (Variable Interest Entities).”

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for economic loss arising from adverse changes in the fair value of financial instruments and investment real estate. The Company’s primary market risk exposures relate to changes in interest rates, credit spreads, equity prices and real estate market values. The Company’s investment portfolio as of September 30, 2026 primarily consisted of available-for-sale debt securities and equity securities. Available-for-sale debt securities and equity securities are carried at fair value; however, unrealized gains and losses on available-for-sale debt securities are generally recorded in accumulated other comprehensive income, while changes in the fair value of equity securities are recognized in earnings. Investment real estate is carried at net book value and is subject to market value and impairment risk.
The primary objectives of the investment portfolio are preservation of capital and maintenance of adequate liquidity to fund claim payments, reinsurance obligations and other cash requirements. The portfolio’s secondary objective is to generate total return, with an emphasis on investment income. The Company does not hold risk-sensitive financial instruments for trading purposes.
There were no material changes in the Company’s market risk exposures during the nine months ended September 30, 2026 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. See “Item 1—Note 3 (Investments)” for additional information regarding the Company’s investment portfolio.
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
The following tables present information about the Company’s fixed-income financial instruments as of September 30, 2026 and December 31, 2025 that are sensitive to changes in interest rates. The tables summarize expected cash flows by year of effective maturity, based on amortized cost, and compare those amounts with fair value, book yield and coupon yield (dollars in thousands):

	September 30, 2026
	2026	2027	2028	2029	2030	Thereafter	Other	Total
Amortized cost	$190,872	$177,263	$190,055	$199,297	$211,266	$599,967	$—	$1,568,720
Fair market value	$189,408	$174,307	$183,308	$183,594	$197,128	$547,111	$—	$1,474,856
Coupon rate	3.57%	3.81%	4.07%	3.22%	3.60%	4.44%	—%	3.94%
Book yield	3.77%	3.98%	3.93%	3.18%	3.95%	4.46%	—%	4.03%
* Years to effective maturity - 4.6 years

	December 31, 2025
	2026	2027	2028	2029	2030	Thereafter	Other	Total
Amortized cost	$161,486	$236,488	$160,014	$158,158	$220,390	$527,206	$2,403	$1,466,145
Fair market value	$160,558	$235,232	$158,958	$155,235	$210,711	$507,974	$2,360	$1,431,028
Coupon rate	3.14%	3.17%	3.98%	3.79%	3.31%	4.01%	3.61%	3.64%
Book yield	3.15%	3.59%	3.72%	3.64%	3.24%	4.04%	3.69%	3.67%
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
The following table provides information about the financial instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	September 30, 2026		December 31, 2025
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$50,276	42.7%	$37,509	43.9%
Mutual funds and other	67,434	57.3%	47,911	56.1%
Total equity securities	$117,710	100.0%	$85,420	100.0%
A hypothetical decrease of 20% in the market prices of each of the equity securities held at September 30, 2026, and December 31, 2025, would have resulted in a decrease of $23.5 million and $17.1 million, respectively, in the fair value of those securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases of our common stock during the three months ended September 30, 2026:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
7/1/2026 - 7/31/2026	12,209	$43.42	12,209	—
8/1/2026 - 8/31/2026	87,543	42.97	87,543	—
9/1/2026 - 9/30/2026	73,973	42.37	73,973	26,611
Total	173,725	$42.75	173,725	26,611
(1)The average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)Number of shares was calculated based on a closing price at September 30, 2026, of $42.09 per share.
We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations.

On January 7, 2026, our Board of Directors authorized the repurchase of an additional $20.0 million of our common stock through January 8, 2028 (the “January 2028 Share Repurchase Program”), pursuant to which we have repurchased 173,725 shares of our common stock at an aggregate cost of approximately $7.4 million in the three months ended September 30, 2026. As of September 30, 2026, we have the ability to purchase approximately $1.1 million of our common stock under the January 2028 Share Repurchase Program.
On October 29, 2026, our Board of Directors authorized the repurchase of an additional $20.0 million of our common stock under the January 2028 Share Repurchase Program. As of October 29, 2026 we have the ability to purchase approximately $21.1 million of our common stock under the January 2028 Share Repurchase Program.

Item 5. Other Information
During the three months ended September 30, 2026, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

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

101.1
The following materials from Universal Insurance Holdings, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: October 29, 2026	/s/ Stephen J. Donaghy
Stephen J. Donaghy, Chief Executive Officer

Date: October 29, 2026	/s/ Gary Lloyd Ropiecki
Gary Lloyd Ropiecki, Principal Accounting Officer